Form 10-Q
period 2004-06-30
INFOSONICS CORP
filed 2004-08-16
CIK 1274032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004.

005-79915

(Commission File Number)

InfoSonics Corporation

(Exact name of registrant as specified in its charter)

Maryland	33-0599368
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

5880 Pacific Center Blvd
San Diego, CA 92121

(Address of principal executive offices including zip code)

(858) 373-1600

(Registrant’s telephone number, including area code)

Not Applicable

(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of August 12, 2004, the Registrant had 5,212,000 shares outstanding of its $.001 par value common stock.

InfoSonics Corporation

Quarterly Report on FORM 10-Q For The Period Ended

June 30, 2004

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

InfoSonics Corporation and subsidiaries

Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(unaudited)	(as restated *)
Current assets
Cash and cash equivalents	$9,513,961	$446,033
Trade accounts receivable, net of allowance for doubtful accounts of $255,895 (unaudited), and $359,990 and charge-backs of $388,962 (unaudited) and $549,006	6,793,386	9,371,490
Inventory, net of reserves of $112,467 (unaudited), and $78,480	2,840,279	1,694,420
Prepaid expenses	1,710,790	202,363
Deferred tax assets	515,650	515,650

Total current assets	21,374,066	12,229,956

Property and equipment, net	237,645	90,579
Goodwill	181,994	181,994
Deferred offering costs	—	162,913
Other assets	86,272	32,775

Total assets	$21,879,977	$12,698,217

* Refer to Note 3, Restatement of Consolidated Financial Statements.

See accompanying notes.

InfoSonics Corporation and Subsidiaries

Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2004	December 31, 2003
	(unaudited)	(as restated *)
Current liabilities
Line of credit	$3,644,617	$5,536,432
Book Overdraft	—	867,555
Accounts payable	4,601,202	2,671,359
Accrued expenses	336,861	264,747
Income taxes payable	440,832	930,610
Current portion of notes payable – related parties	30,000	30,000

Total current liabilities	9,053,512	10,300,703

Total liabilities	9,053,512	10,300,703

Stockholders’ equity
Preferred stock, $0.001 par value 10,000,000 shares authorized, and 0 and 0 shares issued and outstanding	—	—
Common stock, $0.001 par value 40,000,000 shares Authorized; 5,212,000 (unaudited) and 3,200,000 shares issued and outstanding	5,212	3,200
Additional paid-in capital	10,529,652	528,263
Retained earnings	2,291,601	1,866,051

Total stockholders’ equity	12,826,465	2,397,514

Total liabilities and stockholders’ equity	$21,879,977	$12,698,217

* Refer to Note 3, Restatement of Consolidated Financial Statements.

See accompanying notes.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Income

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$18,413,700	$10,459,063	$38,150,823	$26,227,696

Cost of sales	16,392,776	9,256,096	34,088,717	23,478,465

Gross profit	2,020,924	1,202,967	4,062,106	2,749,231

Operating expenses	1,631,595	1,126,842	3,309,971	2,409,770

Income from operations	389,329	76,125	752,135	339,461

Other income (expense)
Interest expense	(40,737)	(26,452)	(89,850)	(58,861)

Income before provision for income taxes	348,592	49,673	662,285	280,600

Provision for income taxes	118,977	800	236,735	94,278

Net income	$229,615	$48,873	$425,550	$186,322

Basic earnings per share	$0.07	$0.02	$0.13	$0.06

Diluted earnings per share	$0.05	$0.01	$0.10	$0.05

Basic weighted-average number of shares outstanding	3,500,889	3,200,000	3,353,011	3,200,000

Diluted weighted-average number of shares outstanding	4,217,217	3,908,098	4,069,339	3,908,098

See accompanying notes.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Six Months Ended June 30,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income	$425,550	$186,322
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities
Depreciation and amortization	17,676	12,322
Provision for bad debt	(104,095)	93,244
Provision for charge-backs	(160,044)	68,070
Provision for obsolete inventory	33,987	20,217
Loss on disposal of property, plant and equipment	27,258	—
(Increase) decrease in
Trade accounts receivable	2,842,243	(2,396,232)
Inventory	(1,179,846)	(679,404)
Prepaid expenses	(1,508,427)	48,676
Other assets	(53,497)	4,244
Increase (decrease) in
Accounts payable	1,929,843	1,103,305
Accrued expenses	72,114	(211,687)
Income tax liabilities	(489,778)	—
Deferred Revenue	—	120,000

Net cash provided by (used in) operating activities	1,852,984	(1,630,923)

Cash flows from investing activities
Purchase of property and equipment	$(192,000)	$(1,667)

Net cash (used in) investing activities	(192,000)	(1,667)

Cash flows from financing activities
Bank overdraft	(867,555)	—
Borrowings from line of credit	14,200,736	7,001,164
Payments on line of credit	(16,092,551)	(6,259,051)
Payments on subordinated notes payable – related parties	—	(87,742)
Cash paid for deferred offering costs	(1,887,686)	(112,260)
Cash received for stock	12,054,000	—

Net cash provided by financing activities	7,406,944	542,111

Net increase (decrease) in cash and cash equivalents	9,067,928	(1,090,479)

Cash and cash equivalents, beginning of period	446,033	1,268,611

Cash and cash equivalents, end of period	$9,513,961	$178,132

See accompanying notes.

InfoSonics Corporation

Notes to Consolidated Financial Statements

June 30, 2004

NOTE 1 - Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the financial position or results of operations of InfoSonics Corporation’s (the “Company”). The Consolidated Financial Statements reflect all adjustments considered, in the opinion of the Company, necessary to fairly present the results for the periods. Such adjustments are of a normal recurring nature.

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, Axcess Mobile and InfoSonics De Mexico, both of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

The Consolidated Balance Sheet at December 31, 2003 has been derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited Consolidated Statements of Income for the three and six months ended June 30, 2004 and June 30, 2003 and the unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2004 and June 30, 2003 are not necessarily indicative of the operating results or cash flows that may be expected for the entire year.

Due to seasonal factors, the Company’s interim results may not be indicative of annual results.

The Company has not changed its significant accounting policies from those disclosed in its financial statements as of and for the year ended December 31, 2003 as included in its Registration Statement on Form S-1 that became effective on June 17, 2004.  For further information, reference is made to the audited Consolidated Financial Statements and the notes thereto included in the Company’s financial statements as of and for the year ended December 31, 2003 as included in its Registration Statement on Form S-1 that became effective on June 17, 2004.

NOTE 2.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and such differences may be material to the financial statements

Consolidation Policy

The accompanying unaudited consolidated financial statements include the accounts of InfoSonics Corporation and its wholly-owned subsidiary corporations, Axcess Mobile, LLC. and InfoSonics de Mexico, since their respective acquisition dates, and after elimination of all material intercompany accounts, transactions, and profits.

NOTE 3.  Restatement Of Consolidated Financial Statements

The Company has restated its consolidated financial statements for the following:

Deferred offering costs - The Company had previously included in deferring offering costs the audit fees relating to the audits of its financial statements for the years ended December 31, 1999 – December 31, 2003. Such costs were incurred during fiscal year 2003, in connection with the Company’s anticipated IPO.  However, subsequent to filing the Company’s registration statement on Form S-1 File No. 333-112239 (“the Registration Statement”), the

Company determined that the audit fees should be expensed in accordance with the SEC Staff Accounting Bulletin #5.  As a result, the Company determined that its consolidated financial statements required restatement. The restatement adjustment is reflected as a reduction of the Company’s deferred offering costs and an increase in the Company’s operating expenses. The after-tax effect of the related restatement adjustment decreased the Company’s net income for the year ended December 31, 2003 by $44,143.

Stock option expense - On December 31, 2003, the Company issued 120,000 shares of the Company’s common stock to one of its stockholders for services rendered. The Company had previously determined that the fair value of such options was based on the current intrinsic value of the options as the exercise price of such options was based on a future event. As a result, a charge was not recorded in connection with the issuance of such options as the exercise price of the stock options granted was not less than the fair market value of the Company’s common stock price as of the date of grant.  Subsequent to filing the Registration Statement, the Company determined that the accounting treatment of the options should be expensed in accordance with SFAS No. 123 and EITF Issue No. 96-18.

Pursuant to SFAS No. 123 and EITF Issue No. 96-18, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  As a result, consolidated financial statements were restated and the Black-Scholes option-pricing model was used to determine the fair value of the stock option grant.  The restatement adjustment decreased the Company’s net income for the year ended December 31, 2003 by $114,636

A summary of the fiscal 2003 financial statement amounts impacted by the restatement adjustments is as follows:

	As	Restatement
	Previously	Adjustments
	Reported	A	B	As Restated

Year ended December 31, 2003
Operating expenses	$5,615,800	$76,500	$190,534	$5,882,834
Income from operations	2,176,773	(76,500)	(190,534)	1,909,739
Provision for income taxes	725,898	(32,357)	(75,898)	617,643
Net income	1,297,793	(44,143)	(114,636)	1,139,014
Basic earnings per share	0.41	(0.01)	(0.04)	0.36
Diluted earnings per share	0.33	(0.01)	(0.03)	0.29

At December 31, 2003
Deferred tax assets	439,752	—	75,898	515,650
Deferred offering costs	239,413	(76,500)	—	162,913
Total assets	12,698,819	(76,500)	75,898	12,698,217
Income taxes payable	962,967	(32,357)	—	930,610
Total liabilities	10,333,060	(32,357)	—	10,300,703

Restatement Adjustments:

A                                    To expense fees relating to the audit of the Company’s financial statements in conjunction with its initial public offering.

B                                      To record the fair value of stock options granted to an outside consultant for services rendered.

NOTE 4.  Stock-Based Compensation

The Company has elected to follow APB Opinion No. 25 and related interpretations in accounting for its stock options and grants since the alternative fair market value accounting provided for under Statement of Financial Accounting Standards (SFAS) No. 123 requires use of grant valuation models that were not developed for use in valuing employee stock options and grants. Under APB Opinion No. 25, if the exercise price of the Company’s stock grants and options equals or exceeds the fair value of the underlying stock on the date of grant, no compensation expenses are recognized.

If compensation cost for the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company’s net income for the three months and six months ended June 30, 2004 and June 30, 2003, respectively, would have been adjusted to the pro forma amounts indicated below:

	Quarter ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Net income as reported	$229,615	$48,873	$425,550	$186,322

Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(22,963)	(20,628)	(45,927)	(41,257)
Pro forma	$206,652	$28,245	$379,623	$144,795

Basic earnings per common share as reported	$0.07	$0.02	$0.13	$0.06
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Pro forma	$0.06	$0.01	$0.12	$0.05
Diluted earning per share
As reported	$0.05	$0.01	$0.10	$0.05
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Pro forma	$0.04	$—	$0.09	$0.04

NOTE 5.  Earnings Per Share

The Company utilizes SFAS No. 128, ‘‘Earnings per Share.’’ Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The Company’s common share equivalents consist of stock options.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Numerator: Net Income (Loss)	$229,615	$48,873	$425,550	$186,322
Denominator:
Denominator for basic earnings per share – weighted average shares	3,500,889	3,200,000	3,353,011	3,200,000
Effect of dilutive securities
Employee stock options	716,328	708,098	716,328	708,098
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	4,217,217	3,908,098	4,069,339	3,908,098

Basic earnings (loss) per share	$0.07	$0.02	$0.13	$0.06

Diluted earnings (loss) per share	$0.05	$0.01	$0.10	$0.05

NOTE 6.  Income Taxes

SFAS No. 109, “ACCOUNTING FOR INCOME TAXES”, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

NOTE 7.  Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost.  Inventories are reviewed periodically and items considered to be slow moving or obsolete are reduced to estimated net realizable value through an appropriate reserve.  Inventory consists of the following:

	June 30, 2004	December 31, 2003
Finished goods	$2,952,746	$1,773,260
Inventory reserve	(112,467)	(78,840)
Net inventory	2,840,279	1,694,420

NOTE 8.  Revolving Bank Loan Agreements and Notes Payable

The Company has available a line of credit from a bank, which allows the Company and its subsidiaries to borrow up to a maximum of $7,500,000. The line of credit provides for advances not to exceed 85% of eligible domestic accounts receivable and 70% to 90% of foreign insured accounts, ranging from 70% to 90%, depending on the country of the debtor.  The majority of the debtors are domestic.  As of June 30, 2004, the Company’s available borrowing capacity is $4,465,063, which represents the maximum line of credit less restricted receivables.

Interest is payable on a monthly basis at prime (4.0% at June 30, 2004) or at the London Inter-Bank Offering Rate (1.34% at June 30, 2004), plus 2.25% for the first $500,000 and 2.5% for amounts over $500,000.  The line of credit is collateralized by substantially all of the assets of the Company, personally guaranteed by the Company’s majority stockholder, and expires in May 2005.  In addition, to reporting and other non financial covenants, the line of credit contains certain financial covenants which require the Company to maintain a tangible net worth of not less than $1,050,000, a quick ratio of not less than 0.7-to-1, a debt-to-net worth ratio of not greater than 5-to-1 and maintain a quarterly net income after taxes of at least $1.  Management believes the Company was in compliance with these covenants at June 30, 2004.  At December 31, 2003 and June 30, 2004, the amounts drawn against the line of credit were $5,536,432, and $3,644,617 (unaudited), respectively.

The Company has a subordinated note payable to a non-director related party, which is unsecured and at June 30, 2004 has a balance of $30,000 in principal due.  The note bears interest at a rate of 15% per annum, is subordinated to the bank line and matures December 2004.

NOTE 9.  Equity Transactions

During the six months ended June 30, 2004, in connection with the Company’s initial public offering, the Company issued 2,000,000 shares of common stock for gross proceeds of $12,000,000.  The Company paid commissions and fees of $2,050,599 in connection with the offering.

During the year ended December 31, 2003, the Company entered into a consulting agreement with an advisor related to certain financial and advisory services. This agreement as amended in March 2004, provides for such services to be rendered for a twelve month period following the initial public offering date. In connection with such financial and advisory services the Company will be obligated to compensate the consultant in the amount of $5,000 per month for a period of twelve months. In addition, the Company will issue options to purchase 125,000 shares of the

Company’s common stock at an exercise price of 120% of the initial public offering price. The options will be exercisable for a period of three years following the effective date of the initial public offering. This agreement was subsequently amended in April, 2004, at which time the Company cancelled the consulting agreement and hired the consultant as an employee of the Company all of the compensation terms remained the same.  As of June 30, 2004, no stock options have been issued in connection with this transaction.

On June 17, 2004, the Company issued options to purchase 200,500 shares of the Company’s common stock to employees with an exercise price of $6.00 per share. One-third of the options become exercisable on June 17, 2005, and the remaining options will vest on a pro rata basis thereafter. A compensation charge was not recorded in connection with the issuance of such options as the exercise price of the stock options granted was not less than the fair market value of the Company’s stock price as of the date of grant.

NOTE 10.  Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities with certain characteristics. FIN 46 is effective immediately for all enterprises with variable interests in variable interest entities created after January 31, 2003, and is effective beginning with the September 30, 2003, quarterly financial statements for all variable interests in a variable interest entity created before February 1, 2003. The adoption of this interpretation did not have any impact on the Company’s financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). SFAS 149 amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) for certain decisions made as part of the Derivatives Implementation Group process. SFAS 149 also amends SFAS 133 to incorporate clarifications of the definition of a derivative. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not anticipate that the adoption of SFAS 149 will have a significant impact on the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and is effective for all affected financial instruments beginning with the September 30, 2003, quarterly financial statements. The adoption of this statement did not have any impact on the Company’s financial position or results of operations.

NOTE 11.  Segment Information

SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information” requires that the Company disclose certain information about its operating segments where operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

The Company has two business units which have separate management and reporting infrastructures that offer different products and services.  The business units have been aggregated into two reportable segments (wholesale distribution of wireless telecommunication products and services and cellular phone subscriptions) the long-term financial performance of these reportable segments is affected by similar economic conditions.  The wholesale distribution of wireless telecommunications products and services consist of InfoSonics Corporation and Infosonics de Mexico. The cellular phone subscriptions sales consist of Axcess Mobile.

The Company evaluates the performance of its operating segments based on income from operations before income taxes, accounting changes, non-recurring items, and interest income and expense.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the three and six months ended June 30, 2004 and 2003.

	Three Months Ended June 30, 2004
	Infosonics	Axcess	Eliminations	Total
	(unaudited)
Net sales	$17,660,310	$755,315	$(1,925)	$18,413,700
Gross profit	1,573,516	447,508		2,020,924
Income (loss) from operations	526,608	(137,279)		389,329
Identifiable assets	21,176,123	945,938	(242,085)	21,879,977
Capital expenditures	77,043	11,405		88,448
Depreciation and amortization	6,429	3,751		10,180

	Three Months Ended June 30, 2003
	Infosonics	Axcess	Eliminations	Total
	(unaudited)
Net sales	$10,149,111	$950,088	$(640,136)	$10,459,063
Gross profit	707,197	495,770		1,202,967
Income from operations	54,376	21,719		76,125
Identifiable assets	7,732,677	839,013	(551,663)	8,020,027
Capital expenditures	—	833		833
Depreciation and amortization	2,172	3,990		6,162

	Six Months Ended June 30, 2004
	Infosonics	Axcess	Eliminations	Total
	(unaudited)
Net sales	$36,423,226	$1,749,120	$(21,523)	$38,150,823
Gross profit	2,958,092	1,104,014		4,062,106
Income (loss) from operations	920,304	(168,169)		752,135
Identifiable assets	21,176,124	945,938	(242,085)	21,879,977
Capital expenditures	148,546	43,454		192,000
Depreciation and amortization	9,935	7,741		17,676

	Six Months Ended June 30, 2003
	Infosonics	Axcess	Eliminations	Total
	(unaudited)
Net sales	$25,109,282	$1,879,340	$(760,926)	$26,227,696
Gross profit	1,812,285	936,946		2,749,231
Income (loss) from operations	377,657	(68,195)		339,461
Identifiable assets	7,732,677	839,013	(551,663)	8,020,027
Capital expenditures	—	1,667		1,667
Depreciation and amortization	4,344	7,978		12,322

Geographical revenues for the three and six months ended June 30, 2004 and June 30, 2003.

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
United States	$17,758,876	$8,524,195	$36,235,976	$23,158,101
Latin America	654,824	734,249	1,827,110	1,532,561
Asia Pacific	—	1,200,619	—	1,517,034
Europe	—	—	87,737	20,000

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes.  Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates were based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in’’—Critical Accounting Policies,’’ and have not changed significantly.

In addition, certain statements made in this report may constitute “forward-looking statements”.  These forward-looking statements involve known or unknown risks, uncertainties and other factors that may cause the actual results, performance, or achievements of InfoSonics to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, 1) the actions of competitors and customers and our ability to execute our business plans; and 2) our ability to increase revenues and operating income is dependent upon our ability to continue to expand our current businesses and to enter new business areas, general economic conditions, and other factors. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Overview

InfoSonics is one of the largest distributors of wireless handsets and accessories in the United States and Latin America.  We distribute products of a number of manufacturers, including Audiovox, Kyocera, LG, Motorola, Nokia, Panasonic, Samsung, Sony-Ericsson and others. Our distribution services include the purchasing, marketing, selling, warehousing, order assembly, programming, packing, shipping, and delivery of handsets for wireless telecommunications from manufacturers to agents, resellers, distributors, independent dealers and retailers in the United States and to wireless network operators and resellers in Latin America.

As a part of our distribution activities, we perform value added services when requested by the customer. These services include but are not limited to programming, locking, software loading, packaging, and quality assurance testing.  We operate distribution hubs in San Diego, California and Miami, Florida. The San Diego facility primarily serves the needs of our West Coast and Midwest customers while the Florida location services customers primarily on the East Coast and in Latin America.

In addition to our distribution services, our wholly-owned subsidiary, Axcess Mobile, LLC, owns and operates ten retail kiosks in the San Diego, California area selling handsets, accessories and AT&T Wireless Services, Inc (‘‘AT&T Wireless’’) activation directly to end users.  Due to the uncertainty surrounding the announced acquisition of AT&T Wireless by Cingular Wireless LLC (‘‘Cingular’’), we are currently considering other possible alternatives.  For example, these locations could be utilized in the sales of other wireless carriers such as Cingular, T-Mobile or Verizon, and upon completion of the proposed Cingular – AT&T acquisition, we should be able to clearly identify our best potential option.

Since our founding in 1994, we have grown our business by focusing on the needs of our customers, developing and maintaining close relationships with manufacturers, entering new markets, and sourcing new and innovative products, while maintaining close attention to operational efficiencies and costs.

We successfully completed an initial public offering of our shares of common stock in June 2004 and became a reporting company.  We are currently listed on the American Stock Exchange under the symbol “IFO”.

Due to seasonal factors, our interim results may not be indicative of annual results.  Our operating results are influenced by several seasonal factors, which may cause our revenues and operating results to fluctuate on a quarterly basis.  These fluctuations are a result of several factors, including but not limited to the timing and introduction of new products by our suppliers and competitors, promotions and subsidies by wireless network operators, purchasing patterns of customers and the timing of holidays and other events effecting consumer demand.

Areas of Management Focus and Performance Indicators

We manage our business by focusing on the needs of our customers, developing and maintaining close relationships with manufacturers, entering new markets, and sourcing new and innovative products, while maintaining close attention to operational efficiencies and costs. The desired results of this focus are increased shipping volumes and improved efficiencies to enable higher levels of profitability and earnings growth. Other areas that we focus on include management execution, employee development, customer service, risk management, legal and ethical compliance and corporate governance.

Performance indicators which are key for the monitoring and management of our business include operating and net income, cost of sales and gross profit percentage, operating expenses as a percent of revenues, and overall net sales growth. These items are specifically discussed further in this section. We make extensive use of our customized information system to closely monitor all aspects of our business, including customer relationship management, intelligent purchasing, inventory control, inventory flow, line item margin control for every order, and weighted average cost and statistical data for every product, customer and supplier. We believe a strong focus on providing better service to customers leads to increased customer satisfaction and resulting customer retention and potential increases in sales.

Industry Trends, Challenges, Risks and Growth Opportunities

According to Merrill Lynch “Wireless Handsets” dated June 4, 2004, in 2003 wireless handset sales in North and Latin America increased by 17% and 25% respectively, and are forecasted to increase 16% and 16% respectively in 2004. This 2004 projection is based on worldwide sales of 600 million handsets sold for the full year 2004; January to June 2004 sales are estimated to have been just under 300 million.  A rapid decline in wireless handset sales growth could negatively impact our net sales. Higher than anticipated growth in demand could strain our resources and affect our ability to meet these unanticipated demands.

Excess supply conditions can reduce the market prices of the products we sell and therefore affect our ability to generate net sales and gross profit at historical levels and could affect the value of our inventory. Conversely, should manufacturers be unable to respond to an unanticipated increase in demand on a timely basis, we, along with others in our industry, could experience supply constraints that would affect our ability to deliver product. We are unable to quantify these effects, as it is difficult to predict future supply conditions and demand patterns which affect our ability to meet customer demand or sell handsets at an acceptable gross profit.

Company Specific Trends, Challenges, Risks and Growth Opportunities

In 2003, net sales increased by 39.5%, and handsets sold increased by 12.7% compared with 2002.  For the six months ended June 30, 2004, net sales increased 45.5% and handsets sold increased 20.1% compared with the six months ended June 30, 2003. Although we have incorporated growth into our strategy, there can be no assurance these trends will continue. Similarly, while we have experienced high levels of growth in income from operations for the six months ended June 30, 2004 (121.6%) and net income (128.4%)compared with June 30, 2003, we cannot anticipate future growth to be at the same levels. Our strategy incorporates overall growth elements for each aspect of our business, which we hope will result in continued earnings growth; however there can be no assurance this trend will continue. Potential investment in growth opportunities and assumed additional risks could alter our earnings trend.

Risk Factors

Our operating results may vary significantly, which may cause our stock price to fluctuate.

Our operating results are influenced by a number of factors, which may cause our revenue and operating results to fluctuate. These factors include:

•                  promotions and subsidies by wireless network operators.

•                  the timing of introduction of new products by our suppliers and competitors;

•                  purchasing patterns of customers in different markets;

•                  general economic conditions; and

•                  product availability and pricing.

Both our wholesale distribution and retail businesses historically have experienced increased sales during the third and the fourth quarters of the calendar year due to holiday gift buying. In addition, if unanticipated events occur, including delays in securing adequate inventories of competitive products at times of peak sales or significant decreases in sales during these periods, it could result in a material decrease in our revenues and losses or lower profits.

We buy a significant amount of our products from a limited number of suppliers, who may not provide us with competitive products at reasonable prices when we need them in the future.

We purchase wireless handsets and accessories principally from wireless communications equipment manufacturers and distributors. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing and other terms. Our agreements with our principal suppliers are non-exclusive, require us to satisfy minimum purchase requirements, can be terminated on short notice and provide for certain territorial restrictions, as is common in our industry. Our suppliers may not offer us competitive products on favorable terms or with timely delivery. From time to time, we have been unable to obtain sufficient product supplies. Any failure or delay by our suppliers in supplying us with products on favorable terms may severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if these suppliers are unable to fulfill our product needs, or if any principal supplier imposes substantial price increases and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations.

Cingular’s proposed acquisition of AT&T Wireless may cause us to lose the ability to resell AT&T Wireless service.

Our wholly owned subsidiary, Axcess Mobile, LLC, offers retail customers the opportunity to subscribe to AT&T Wireless services and to purchase handsets and accessories. On February 17, 2004, AT&T Wireless announced that it has entered into an agreement to be acquired by Cingular. Our agreement with AT&T Wireless provides that we agree to resell only AT&T Wireless service in the San Diego area. Although our relationship with AT&T Wireless has not changed since the date the proposed acquisition by Cingular was announced, we do not know how the acquisition will impact our business. Our agreement with AT&T Wireless was effective July 1, 2003. For the quareter ended June 30, 2004, 4.1% of our consolidated revenues, or $755,315, were attributable to AT&T Wireless. Our distribution business does not currently handle handsets for the AT&T network.

The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers will have a negative impact upon our revenues and could cause our stock price to decline.

Our two largest customers in the three months ended June 30, 2004 accounted for approximately 12.0% and 6.8%, respectively, of our product sales in the last fiscal year. Our two largest customers for the quarter ended March 31, 2004 accounted for 18.1% and 9.6%, respectively, of our product sales in the first quarter of 2004. The markets we serve are subject to severe price competition. Additionally, our customers are not contractually obligated to purchase product from us. For these and other reasons such as competitive pricing and competitive pressures, customers may seek to obtain products or services from us at lower prices than we have been able to obtain from these customers in the past. This could occur, for example, in the case of a customer purchasing large quantities of a product from us, who then terminates this relationship because the customer can obtain a lower price by buying directly from the manufacturer. The loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity. We have experienced losses of certain customers through industry consolidation and ordinary course of business and there can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.

Our future profitability depends on our ability to maintain existing margins and our ability to increase our sales, which we may not be able to do.

The gross margins that we realize on sales of wireless handsets could be reduced due to increased competition or a growing industry emphasis on cost containment. Therefore, our future profitability will depend on our ability to maintain our margins or to increase our sales to help offset potential future declines in margins. We may not be able to maintain existing margins for products or services offered by us or increase our sales. Our ability to generate sales is based upon demand for wireless telecommunications products and our having an adequate supply of these products. Even if our sales rates do increase, the gross margins that we receive from our sales may not be sufficient to make our future operations profitable or as profitable.

Our business depends on the continued tendency of wireless equipment manufacturers and network operators to outsource aspects of their business to us.

Our business depends in large part on wireless equipment manufacturers and network operators outsourcing some of their business functions to us. We provide functions such as distribution, inventory management, customized packaging, activation management and other services. Certain wireless equipment manufacturers and network operators have elected, and others may elect, to undertake these services internally. Additionally, our customer service levels, industry consolidation, competition, deregulation, technological changes or other factors could reduce the degree to which members of the wireless telecommunications industry rely on outsourced services such as the services we provide. Any significant change in the market for these services could have a material adverse effect on our current and planned business.

We may not be able to effectively compete in our industry if consolidation of wireless network operators continues.

The past several years have witnessed a consolidation within the wireless network operator community. If this trend continues, it could result in a reduction or elimination of promotional activities by the remaining wireless network operators as they seek to reduce their expenditures which could, in turn, result in decreased demand for our products or services. Moreover, consolidation of wireless network operators reduces the number of potential contracts available to us. We could also lose business if wireless network operators, which currently are our customers, are acquired by other wireless network operators which are not our customers. Wireless operators may also change their policy regarding sales to their agents by independent distributors, such as requiring those agents to purchase products from the wireless operator or manufacturer, rather than from distributors such as InfoSonics. This type of requirement could have a material adverse effect on our business and results of operations.

Our sales and inventory risk may be materially affected by fluctuations in regional demand patterns and economic factors for which we cannot plan.

The demand for our products and services has fluctuated and may continue to vary substantially within the regions served by us. We believe the roll-out of third generation, or 3G, cellular telephone systems and other new technologies, which has been delayed and could further be delayed, has had and will continue to have an effect on overall subscriber growth and handset replacement demand. Economic slow-downs in regions served by us or changes in promotional programs offered by wireless network operators may lower consumer demand for our products and create higher levels of inventories which could decrease our gross and operating margins. We could face a substantial inventory risk due to depreciation and equipment price erosion if our products are not sold in a timely manner. We believe our operations were adversely affected by an economic slow-down in the United States starting in the fourth quarter of 2000. A prolonged economic slow-down in the United States or any other regions in which we have significant operations could negatively impact our results of operations and financial position.

We may not be able to adequately respond to rapid technological changes in the wireless telecommunications industry, which could cause us to lose customers.

The technology relating to wireless telecommunications equipment changes rapidly resulting in product obsolescence or short product life cycles. We are required to anticipate future technological changes in our industry and to continually identify, obtain and market new products in order to satisfy evolving industry and customer requirements. Competitors or manufacturers of wireless equipment may market products which have perceived or actual advantages over products that we handle or which otherwise render those products obsolete or less marketable. We have made and continue to make significant capital investments in accordance with evolving industry and customer requirements including maintaining levels of inventories of currently popular products that we believe are necessary based on current market conditions.  This utilization of capital for inventory buildup of this nature increases our risk of loss due to product obsolescence.

Substantial defaults by our customers on accounts receivables could have a significant negative impact on our cash flow and financial condition.

We currently offer and intend to offer open account terms to certain of our customers, which may subject us to credit risks, particularly to the extent that our receivables represent sales to a limited number of customers or are concentrated in particular geographic markets. Although we have an accounts receivable insurance policy, this policy carries a substantial deductible and may not cover us in all instances. We also have an accounts receivable credit facility in order to reduce our working capital requirements. The extent of our ability to use our accounts receivable credit facility is dependent on the amount of and collection cycle of our accounts receivable. Adverse changes in our ability to use accounts receivable financing could have a material adverse effect on our financial position, cash flows and results of operations.

We rely on our suppliers to provide trade credit facilities to adequately fund our on-going operations and product purchases, and without those facilities, our ability to procure products could be reduced.

Our business is dependent on our ability to obtain adequate supplies of currently popular products on favorable pricing and other terms. Our ability to fund our product purchases is dependent on our principal suppliers providing favorable payment terms that allow us to maximize the efficiency of our capital usage. The payment terms we receive from our suppliers are dependent on several factors, including, but not limited to, our payment history with the supplier, the suppliers’ credit granting policies, contractual provisions, our overall credit rating as determined by various credit rating agencies, industry conditions, our recent operating results, financial position and cash flows and the supplier’s ability to obtain credit insurance on amounts that we owe them. Adverse changes in any of these factors, certain of which may not be wholly in our control, could have a material adverse effect on our operations.

Approximately 3.5% of our revenues for the three months ended June 30, 2004 and approximately 6% of our revenues for the three months ended March 31, 2004 were generated outside of the United States in countries that may have political or other risks.

We engage in sales activities in territories and countries outside of the United States. The fact that we distribute products into a number of countries exposes us to increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater inflationary pressures, and shipping delays. Changes may occur in social, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the territories and countries where we currently distribute products. United States laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could have a material adverse effect on our business and operations. Although we purchase and sell products and services in United States Dollars and do not engage in exchange swaps, futures or options contracts or other hedging techniques, fluctuations in currency exchange rates could reduce demand for products sold in United States dollars.  We cannot predict the effect that future exchange rate fluctuations will have on our operating results. We may in the future engage in currency hedging transactions, which could result in our incurring significant additional losses.

We rely on our information system technology to function efficiently, without interruptions, and if it does not, customer relationships could be harmed.

We have focused on the application of our information system technology to provide customized services to wireless communications equipment manufacturers and network operators. Our ability to meet our customers’ technical and performance requirements is highly dependent on the effective functioning of our information technology systems, which may experience interruptions. These business interruptions could cause us to fall below acceptable performance levels pursuant to our customers’ requirements and could result in the loss of the related business relationship.

We have outstanding indebtedness, which is secured by substantially all our assets and which could prevent us from borrowing additional funds, if needed.

We have outstanding debt in the amount of approximately $3.6 million and $4.7 million at June 30, 2004 and March 31, 2004, respectively, in the form of a bank line of credit which is based on accounts receivable. If we violate our loan covenants, default on our obligations or become subject to a change of control, our indebtedness would become immediately due and payable. Our credit facility is secured by substantially all of our assets and borrowing availability is based primarily on a percentage of eligible accounts receivable. Consequently, any significant decrease in eligible accounts receivable will limit our ability to borrow additional funds to adequately finance our operations and expansion strategies. The terms of our credit facility could substantially prohibit us from incurring additional indebtedness, which could limit our ability to expand our operations. The terms of our credit facility also include negative covenants that, among other things, limit our ability to sell certain assets and make certain payments, including but not limited to, dividends, repurchases of common stock and other payments outside the normal course of business as well as prohibiting us from merging or consolidating with another corporation or selling all or substantially all of our assets.

The wireless telecommunications industry is intensely competitive and we may not be able to continue to compete against well established competitors with greater financial and other resources.

We compete for sales of wireless telecommunications equipment and accessories, and expect that we will continue to compete, with numerous well-established wireless network operators, distributors and manufacturers, including our own suppliers. Many of our competitors possess greater financial and other resources than we do and may market similar products or services directly to our customers. Distribution of wireless telecommunications equipment and accessories has generally had low barriers to entry. As a result, additional competitors may choose to enter our industry in the future. The markets for wireless handsets and accessories are characterized by intense price competition and significant price erosion over the life of a product. Many of our competitors have the financial resources to withstand substantial price competition and to implement extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter into new markets or introduce new products. Our ability to continue to compete successfully will depend largely on our ability to maintain our current industry relationships. We may not be successful in anticipating and responding to competitive factors affecting our industry, including new or changing outsourcing requirements, the entry of additional well-capitalized competitors, new products which may be introduced, changes in consumer preferences, demographic trends, international, national, regional and local economic conditions and competitors’ discount pricing and promotion strategies. As wireless telecommunications markets mature and as we seek to enter into new markets and offer new products in the future, the competition that we face may change and grow more intense.

Our continued growth depends on retaining our current key employees and attracting additional qualified personnel, and we may not be able to continue to do so.

Our success depends in large part on the abilities and continued service of our executive officers and other key employees, particularly Joseph Ram, our Chief Executive Officer. Although we have entered into employment agreements with several of our officers and employees, including Mr. Ram, we may not be able to retain their services under applicable law. The loss of executive officers or other key personnel could have a material adverse effect on us. In addition, in order to support our continued growth, we will be required to effectively recruit, develop and retain additional qualified management. If we are unable to attract and retain additional necessary personnel, it could delay or hinder our plans for growth.

We rely on trade secret laws and agreements with our key employees and other third parties to protect our proprietary rights, and there is no assurance that these laws or agreements adequately protect our rights.

We rely on trade secret laws to protect our proprietary knowledge, particularly our database of customers and suppliers and business terms such as pricing. In general, we also have non-disclosure agreements with our key employees and limit access to and distribution of our trade secrets and other proprietary information. These measures may prove difficult to enforce and may not prove adequate to prevent misappropriation of our proprietary information.

We may become subject to suits alleging medical risks associated with our wireless handsets, and the cost of these suits could be substantial, and divert funds from our business.

Lawsuits or claims have been filed or made against manufacturers of wireless handsets over the past years alleging possible medical risks, including brain cancer, associated with the electromagnetic fields emitted by wireless communications handsets. There has been only limited relevant research in this area, and this research has not been conclusive as to what effects, if any, exposure to electromagnetic fields emitted by wireless handsets has on human cells. Substantially all of our revenues are derived, either directly or indirectly, from sales of wireless handsets. We may become subject to lawsuits filed by plaintiffs alleging various health risks from our products. If any future studies find possible health risks associated with the use of wireless handsets or if any damages claim against us is successful, it could have a material adverse effect on our business. Even an unsubstantiated perception that health risks exist could adversely affect our ability or the ability of our customers to market wireless handsets.

Risks Related To Our Common Stock

Stockholders may be diluted as a result of future offerings or other financings.

We may need to raise additional capital through one or more future public offerings, private placements or other financings involving our securities. As a result of these financings, none of which is currently planned, ownership interests in our company may be greatly diluted.

Our common stock, and our stock price could be volatile and could decline, resulting in a substantial loss on your investment.

Prior to our initial public offering in June 2004, there was not a public market for our common stock. An active trading market for our common stock may never develop or be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares.  The stock market in general, and the market for telecommunications-related stocks in particular, has been highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this ‘‘Risk Factors’’ section of this Form 10-Q.  In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation against us could result in substantial costs and divert our management’s attention and resources.

Shares of common stock that are issuable pursuant to our stock option plans and our outstanding warrants, when issued, could result in dilution to existing stockholders and could cause the market price of our common stock to fall.

We have reserved shares of common stock that may be issuable pursuant to our stock option plans and our outstanding options outside those plans. These securities, when issued and outstanding, may reduce earnings per share under accounting principles generally accepted in the United States of America and, to the extent that they are exercised and shares of common stock are issued, dilute percentage ownership to existing stockholders which could have an adverse effect on the market price of our common stock.

The ability of our stockholders to control our policies or effect a change in control of our company is limited, which may not be in our stockholders’ best interests.

Some provisions of our charter and bylaws and the General Corporation Law of Maryland, where we are incorporated, may delay or prevent a change in control of our company or other transactions that could provide our common stockholders with a premium over the then-prevailing market price of our common stock or that might otherwise be in the best interests of our stockholders. These include the ability of our Board of Directors to authorize the issuance of preferred stock without stockholder approval, which preferred stock may have voting provisions that could delay or prevent a change in control or other transaction that might involve a premium price or otherwise be in the best interests of our stockholders. Maryland law imposes restrictions on some business combinations and requires compliance with statutory procedures before some mergers and acquisitions can occur. These provisions of Maryland law may have the effect of discouraging offers to acquire us even if the acquisition would be advantageous to our stockholders.

Our current controlling stockholders may have strategic interests that differ from those of our other stockholders.

Two of our stockholders, in the aggregate, beneficially own approximately 61.6% of our outstanding common stock. For the foreseeable future, to the extent that these stockholders vote similarly, they will be able to exercise control over many matters requiring approval by the board of directors or our stockholders. As a result, they will be able to:

•                  control the composition of our board of directors;

•                  control our management and policies;

•                  determine the outcome of significant corporate transactions, including changes in control that may be beneficial to stockholders; and

•                  act in their mutual interests, which may conflict with, or be different from, the interests of other stockholders.

Results of Operations:

Three Months ended June 30, 2004 Compared With Quarter ended June 30, 2003

Net sales for the three months ended June 30, 2004 were $18.4 million, compared with $10.5 million in net sales for the three months ended June 30, 2003, an increase of 75.0%.  The increase in net sales is primarily due to an increase in distribution revenues of $7.5 million (an increase of 74.0%).  The increase in distribution revenues is primarily due to a 40.2% increase in units sold, a 22.0% increase in average unit selling price, and a 66.6% increase in sales personnel, compared to the three months ended June 30, 2003.  In 2004, the availability of feature-rich wireless devices, wireless network operator promotional activity and compelling pricing by manufacturers induced subscribers to upgrade their wireless devices, creating end-user demand.  Our revenues in the United States were 96% and 82% of total sales, respectively, for the three months ended June 30, 2004 and June 30, 2003.

Cost of sales for the three months ended June 30, 2004 was $16.4 million, or 89.0% of net sales, compared with $9.3 million, or 88.6% of net sales, for the three months ended June 30, 2003.  The 76.5% dollar increase in cost of sales is primarily attributable to our purchase of products necessary to meet our customers’ increased demand.

Gross profit for the three months ended June 30, 2004 was $2.0 million, or 10.9% of net sales, compared with $1.2 million, or 11.4% of net sales, for the three months ended June 30, 2003.  The 67.0% dollar increase in gross profit is consistent with the 75.0% dollar increase in net sales for the same period.

Operating expenses for the three months ended June 30, 2004 were $1.6 million, or 8.7% of net sales, compared with $1.1 million, or 10.8% of net sales, for the three months ended June 30, 2003.  The $500,000 increase is primarily due to increased personnel (executive, sales and back office) to support the increased sales levels, larger office and warehouse facilities, as well as additional costs (including legal and accounting costs) associated with being a publicly-traded company.  The decrease of operating expenses as a percentage of revenues reflects management’s ability to leverage operational efficiencies with higher levels of sales.

Income from operations for the three months ended June 30, 2004 was $389,000, representing an increase of 411.4% compared to the three months ended June 30, 2003.  As a percentage of net sales, income from operations was 2.1% for the three months ended June 30, 2004 compared with 0.7% for the three months ended June 30, 2003.  This increase in income from operations, both in dollars and as a percentage of net sales, is the result of the factors discussed above, as well as our operational efficiency, which has allowed us to increase sales volumes at a high rate while we increase operating expenses at a lower rate.

Net income for the three months ended June 30, 2004 was $229,000, or $0.05 earnings per diluted share, compared to net income of $49,000, or $0.01 earnings per diluted share, for the three months ended June 30, 2003, representing an increase of 367.3%.  The increase in net income is primarily due to increased net sales, increased gross profits in dollars, and decreased operating expenses as a percentage of net sales.  This increase is also due to our completed initial public offering.

Sales increased 75.0%, gross profit increased 67.0%, operating expenses increased 44.8%, and net income increased 369.8% for the three months ended June 30, 2004 as compared with the three months endedJune 30, 2003.  In addition, earnings per diluted share increased 400%.

Six Months ended June 30, 2004 Compared With Six Months ended June 30, 2003

Net sales for the six months ended June 30, 2004 were $38.2 million compared with $26.2 million for the six months ended June 30, 2003, representing an increase of 45.5%.  The increase in net sales is primarily due to an increase in distribution revenues of $11.3 million (an increase of 45.1%).  The increase in distribution revenues is primarily due to a 20.1% increase in units sold, a 20.0% increase in average unit selling price, and a 66.6% increase in sales personnel as compared with the six months ended June 30, 2003.  —Our revenues in the United States were 95% and 88% of total sales, respectively, for the six months ended June 30, 2004 and June 30, 2003.

Cost of sales for the six months ended June 30, 2004 was $34.1 million, or 89.4% of net sales, compared with $23.4 million, or 89.5% of net sales, for the six months ended June 30, 2003.  The 45.2% dollar increase in cost of sales is primarily attributed to our purchase of products necessary to meet our customers’ increased demand.

Gross profit for the six months ended June 30, 2004 was $4.1 million, or 10.7% of net sales, compared with $2.7 million, or 10.48% of net sales, for the six months ended June 30, 2003.  The 47.8% dollar increase in gross profit is consistent with the 45.5% dollar increase in net sales for the same period, in addition to increased gross profit as a percentage of net sales by 0.17%.

Operating expenses for the six months ended June 30, 2004 were $3.3 million, or 8.6% of net sales, compared to $2.4 million, or 9.2% of net sales, for the six months ended June 30, 2003.  The $883,000 increase is primarily due to increased personnel (executive, sales and back office) to support the increased sales levels, larger office and warehouse facilities, as well as additional costs (including legal and accounting costs) associated with being a publicly traded company.  The decrease of operating expenses as a percentage of revenues reflects management’s ability to leverage operational efficiencies with higher levels of sales.

Income from operations for the six months ended June 30, 2004 was $752,000, representing an increase of 121.5% compared with the six months ended June 30, 2003.  As a percentage of net sales, income from operations was 1.9% for the six months ended June 30, 2004 compared with 1.29% of net sales for the six months ended June 30, 2003.  This increase in both dollars and as a percentage of net sales, is the result of the factors discussed above as well as the operational efficiency of the company which has allowed us to increase sales volumes at a high rate while we increase operating expenses at a lower rate.

Net income for the six months ended June 30, 2004 was $426,000, or $0.10 earnings per diluted share, as compared with $186,000, or $0.05 per diluted share, for the six months ended June 30, 2003.  The 129.% increase compared with the six months ended June 30, 2003 is due to increased net sales, increased gross profits in dollars, and decreased operating expenses as a percentage of net sales.  This increase is also due to our completed initial public offering.

Sales increased 45.5%, gross profit increased 47.8%, operating expenses increased 37.5%, and net income increased 128.4% for the quarter ended June 30, 2004 as compared with the six months ended June 30, 2003.

Financial Condition, Liquidity and Capital Resources

Cash

At June 30, 2004, we had cash and cash equivalents of $9,513,961, and at December 31, 2003, we had cash and cash equivalents of $446,033.

Cash Flows

Cash from operations and our initial public offering, together with our line of credit, continue to help finance our growth and increased profitability.  The net cash provided by operating activities was $1.9 million for the six months ended June 30, 2004, compared with net cash used by operating activities of $1.6 million, for the six months ended June 30, 2003. The increase in net cash from operations in 2004 was primarily due to decreased accounts receivable and increased accounts payable for the six months ended June 30, 2004.  The decrease in accounts receivable was due to increased cash sales in June 2004.  The increase in accounts payable is a result of the decreased utilization of our bank line of credit.  The increase in inventory and prepaid expenses was funded from the decrease in accounts receivable.  The increase in inventory ($1.2 million) and increase in prepaid expenses ($1.5 million) was funded by the decrease in accounts receivable ($2.8 million).  Allowance for doubtful accounts at June 30, 2004 decreased to $256,000 compared to $360,000 at December 31, 2003.  This decrease was related to our accounts receivable insurance deductible as we had a few accounts become insolvent during the quarter ended June 30, 2004.  We believe that at June 30, 2004, our reserve for doubtful accounts is adequate.

Commission revenue at our Access Mobile subsidiary is recorded at the time of activation, and under certain circumstances, it may be charged back by the carrier for a period of six months from the date of activation.  Allowance for potential chargebacks at June 30, 2004 was approximately 43% of the related accounts receivable, as compared with 43% at December 31, 2003.  Based on our experience with this carrier, we believe that this reserve for potential chargebacks from the carrier is adequate at June 30, 2004.

Days sales outstanding at June 30, 2004 was 38 days compared with 35 days at December 31, 2003.  Normal payment terms require our customer payment on a net 30 day basis.  We are constantly working with our customers to reduce our days sales outstanding.

The net cash used in investing activities was $192,000 for the six months ended June 30, 2004 compared with $2,000 for the six months ended June 30, 2003.  This increase is primarily the result of expenditures for new furniture and fixtures related to increased office and warehouse space and additional headcount.

The net cash provided by financing activities for the six months ended June 30, 2004 of $7.4 million is primarily the result of our completed initial public offering.

Our working capital at June 30, 2004 was $12.32 million, compared with $1.9 million at December 31, 2003. This change was due to the completion of our initial public offering and our increased net income for the six months ended June 30, 2004.  In addition, we have a $7.5 million revolving line of credit, and as of June 30, 2004 we had $4.5 million available (based on a borrowing base calculation), and $3.6 million drawn from the line of credit, leaving net availability of $900,000.

On June 17, 2004, we issued and sold to the public 2,000,000 shares of common stock, listed on the American Stock Exchange.  Our initial public offering increased our outstanding shares to 5,212,000.  Proceeds from the public offering to us before expenses were $12 million.

Borrowings

We utilize a bank line of credit which is based upon eligible accounts receivable. As of June 30, 2004 and December 31, 2003, amounts advanced against that line were approximately $3,645,000 and $5,536,000, respectively. This credit line has been an important part of growing our business, and market changes affecting accounts receivable could diminish the borrowing base of available funds. As of June 30, 2004 and December 31, 2003, advances were 85% and 88% respectively, of the available borrowing base. This current facility expires May 2005.

We believe that our existing cash resources, together with our projected cash flow from operations and the net proceeds from our initial public offering, will be sufficient to allow us to implement our strategy and growth plan.

Critical Accounting Policies

We believe the following critical accounting policies are important to the presentation of our financial condition and results, and require management’s judgments often as a result of the need to make estimates about the affect of matters that are inherently uncertain.

Revenue Recognition and Accrued Chargebacks

Revenues are recognized upon (1) shipment of the products to customers, (2) when collection of the outstanding receivables are probable, and (3) the final price of the product is determined.  Commission revenue on phone activations is recorded at the time of the activation and may be charged back to us in future periods. The carrier has six months from date of activation to charge back amounts previously credited to us if the customer terminates its service. We provide an allowance for estimated returns based on our experience, which estimate is recorded as a contra asset against accounts receivable. A provision for returns is provided in the same period in which the related commission revenue is recorded. Customer credit-worthiness and economic conditions may change and increase the risk of collectibility and contract terminations and may require additional provisions, which would negatively impact our operating results.

Allowance for Doubtful Accounts and Sales Return Reserve

Credit evaluations are undertaken for all major sale transactions before shipment is authorized.  Normal payment terms require payment on a net sixty day basis. On an on-going basis, we analyze the payment history of customer accounts, including recent customer purchases. We evaluate aged items in the accounts receivable aging and provide reserves for doubtful accounts and estimated sales returns.  Customer credit-worthiness and economic conditions may change and increase the risk of collectibility and sales returns, and may require additional provisions, which would negatively impact our operating results.

Inventory Write-Off and Effect on Gross Margin

We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on historical usage rates and our estimated forecast of product demand for a period of time, generally six months. Because of obsolescence, we will generally provide a full reserve for the costs of our inventories in excess of our relevant forecast for the applicable period.  We attempt to control our inventory levels so that we do not hold inventories in excess of demand for the succeeding six months. However, because we need to place non-cancelable orders with significant lead time and because it is difficult to estimate product demand, it is possible that we will build inventories in excess of demand for the future periods. If we have inventories in excess of estimated product demand, we will provide a reserve, which could have a material adverse effect on our reported results of operations and financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

During the quarter ended June 30, 2004 we extended and increased our existing line of credit agreement, which now allows us to borrow a maximum of $ 7,500,000, and expires in May 2005.  In addition, we have moved into a new office and warehouse facility in Miami.  This new lease has a three-year term.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks with respect to interest rates because our line of credit has a floating interest rate.  We can choose among the bank’s prime rate, which was 4.0% at June 30, 2004, and the one-, two-, and three-month LIBOR rates plus (with respect to the LIBOR rate) 2.25% for the first $500,000 of borrowings and 2.5% for borrowing above $500,000.  As of June 30, 2004, our LIBOR borrowings were $3,645,000 and were based on the three-month rate, which was 1.34% at that time.  If the full $7,500,000 available under our credit facility were outstanding for a full year, each increase of 1% in the applicable interest rate would result in an additional $75,000 in interest expense for that year.

Our business outside the United States is conducted in United States dollars.  Although we purchase and sell products and services in United States dollars and do not engage in exchange swaps, futures or options contracts or other hedging techniques, fluctuations in currency exchange rates could reduce demand for products sold in United States dollars.  We cannot predict the effect that future exchange rate fluctuations will have on our operating results.  We believe our exposure to market risks, including exchange rate risk, interest rate risk and commodity price risk, is not material at the present time.  We may in the future engage in currency hedging transactions, which could result in our incurring significant additional losses.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“SEC”) rules and forms.  There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. As of June 30, 2004, the Company did not have any significant litigation outstanding, and management does not expect any matters to have a material impact on the Company’s liquidity or the financial statements taken as a whole.

During the year ended December 31, 2003, the Company filed a lawsuit against one of their customers for unpaid accounts receivables in the amount of $125,000. The defendant has responded with a cross-compliant against the Company, alleging among other things breach of contract, interference with contractual relationships and unfair competition. During the six months ended June 30, 2004, both parties agreed to drop the suit no monetary damages were awarded. In connection with the settlement the Company wrote-off the receivable which was previously reserved for.

Item 2.  Changes in Securities and Use of Proceeds.

Recent Sales of Securities

During the quarter ended June 30, 2004, we made the following issuances of securities:

•                 On June 17, 2004, we issued an aggregate of 2,000,000 shares in connection with our initial public offering of common stock at a price per share of $6.00.

•                 Effective June 17, 2004, we issued options to purchase an aggregate of 200,500 shares to employees at a price per share of $6.00.  One-third of the options will become exercisable one year from the date of grant.  Thereafter, one-36th (1/36) of the options become exercisable on the first day of each calendar month.  These options were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

Use of Proceeds

As required by Rule 463 of the Act, we are required to report the use of proceeds from our initial public offering on our first periodic report filed with the Securities and Exchange Commission (“SEC”) and thereafter on each of our subsequent periodic reports through the later of disclosure of the application of all the offering proceeds, or disclosure of the termination of the offering.

On June 17, 2004, our Registration Statement on Form S-1, File No.  333-112339 which registered an aggregate of 2,000,000 shares of our common stock, was declared effective by the SEC.  On that date, we commenced and completed our initial public offering and our common stock began trading on the American Stock Exchange.  We issued 2,000,000 shares of common stock for gross proceeds of $12,000,000.  We paid commissions and fees of $2,050,599 in connection with the offering.  Gilford Securities, Inc. acted as managing underwriter in our initial public offering.

In connection with our initial public offering, we registered the class of our common stock under the Securities Exchange Act of 1934 and became a reporting company.

As a result of our initial public offering, we paid commissions of $960,000 and fees of $1,090,599.  These fees covered aggregate expenses relating to the completion of our public offering, which included accounting, legal, printing and road show expenses.  All of these fees were paid to individuals and companies not affiliated with InfoSonics.

Our net proceeds from our initial public offering were $9,949,401.  We received these funds during the last week of June 2004.  As described in our Registration Statement on S-1, which became effective on June 17, 2004, these funds were used for working capital, inventory purchases and a reduction of the line of credit balance to minimize interest expenses.

Item 3.  Defaults Upon Senior Securities.

In May 2004, the stockholders of the Company, by written consent, unanimously approved an amendment to the Company’s 1998 Stock Option Plan.  The amendment removed stock repurchase obligations by the Company in the event of the termination of employment of a person receiving stock through the exercise of options granted pursuant to the 1998 plan

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits And Reports On Form 8-K

(a)                                  Exhibits.

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K.

None.

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1, filed on January 30, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfoSonics Corporation

Date:	August 16, 2004	By:	/S/ Joseph Ram
Joseph Ram
Chief Executive Officer

Date:	August 16, 2004	By:	/S/ Jeffrey Klausner
Jeffrey Klausner
Chief Financial Officer