Form 10-Q
period 2004-09-30
INFOSONICS CORP
filed 2004-11-15
CIK 1274032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2004.

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

Yes ☐     No ☒

As of November 15, 2004, the Registrant had 5,212,000 shares outstanding of its $.001 par value common stock.

InfoSonics Corporation

Quarterly Report on FORM 10-Q For The Period Ended

September 30, 2004

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

InfoSonics Corporation and subsidiaries

Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2004	2003
	(unaudited)
Current assets
Cash and cash equivalents	$6,477,766	$2,570
Trade accounts receivable, net of allowance for doubtful accounts of $258,011 (unaudited) and $359,990	6,333,053	8,633,284
Inventory, net of reserves of $168,539 (unaudited), and $76,820	5,002,281	1,575,999
Prepaid expenses	1,547,363	188,513
Net assets of discontinued operations	545,778	1,559,207
Deferred tax assets	365,650	515,650

Total current assets	20,271,891	12,475,223

Property and equipment, net	176,282	37,312
Deferred offering costs	—	162,913
Other assets	71,609	22,767

Total assets	$20,519,782	$12,698,215

 See accompanying notes.

InfoSonics Corporation and Subsidiaries

Consolidated Balance Sheets

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30,	December 31,
	2004	2003
	(unaudited)
Current liabilities
Line of credit	$4,031,227	$5,236,432
Book Overdraft	—	867,555
Accounts payable	3,404,506	2,211,563
Accrued expenses	254,400	144,278
Income taxes payable	—	821,982
Notes payable - related party	—	30,000
Net liabilities of discontinued operations	463,185	988,905

Total current liabilities	8,153,318	10,300,715

Total liabilities	8,153,318	10,300,715

Shareholders’ equity
Preferred stock, $0.001 par value 10,000,000 shares authorized 0 and 0 shares issued and outstanding	—	—
Common stock, $0.001 par value 40,000,000 shares authorized 5,212,000 (unaudited) and 3,200,000 shares issued and outstanding	5,212	3,200
Additional paid-in capital	10,529,652	528,263
Retained earnings	1,831,600	1,866,037

Total shareholders’ equity	12,366,464	2,397,500

Total liabilities and shareholders’ equity	$20,519,782	$12,698,215

 See accompanying notes.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Income

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$17,393,081	$17,075,934	$53,816,308	$42,185,216
Cost of sales	16,116,974	15,691,655	49,582,109	38,988,652

Gross profit	1,276,107	1,384,279	4,234,199	3,196,564
Operating expenses	1,076,520	867,908	3,114,304	2,302,536

Income from continuing operations	199,587	516,371	1,119,895	894,028

Other income (expense)
Interest income (expense)	11,759	(18,123)	(74,356)	(85,464)

Income from continuing operations before provision for income taxes	211,346	498,248	1,045,539	808,564
Provision for income taxes	(117,302)	229,952	118,633	323,430

Income from continuing operations	328,648	268,296	926,906	485,134
Income (loss) from discontinued operations (note 9)	(788,635)	(75,532)	(961,344)	(106,048)

Net income (loss)	$(459,987)	$192,764	$(34,438)	$379,086

Basic earnings per share
From continuing operations	$0.06	$0.08	$0.23	$0.15
Discontinued	$(0.15)	$(0.02)	$(0.24)	$(0.03)
Net Income	$(0.09)	$0.06	$(0.01)	$0.12
Diluted earnings per share
From continuing operations	$0.06	$0.07	$0.23	$0.12
Discontinued	$(0.15)	$(0.02)	$(0.24)	$(0.03)
Net Income	$(0.09)	$0.05	$(0.01)	$0.09
Basic weighted-average number of shares outstanding	5,212,000	3,200,000	3,977,197	3,200,000

Diluted weighted-average number of shares outstanding	5,212,000	3,908,098	3,977,197	3,908,098

See accompanying notes.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Nine Months Ended
	September 30,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities
Net income from continuing operations	$926,906	$485,134
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities
Depreciation and amortization	17,973	6,577
Loss on disposal of fixed assets	43,554	—
Provision for bad debt	(101,979)	266,089
Provision for obsolete inventory	90,059	75,110
(Increase) decrease in
Trade accounts receivable	2,402,210	(5,108,973)
Inventory	(3,516,341)	(1,250,367)
Prepaid expenses	(1,358,850)	(578,558)
Other assets	(48,842)	—
Increase (decrease) in
Accounts payable	1,192,943	2,008,134
Accrued expenses	110,122	351,858
Income tax liabilities	(821,982)	(16,700)
Deferred tax liability	150,000	—

Cash used in continuing operations	(914,227)	(3,761,695)

Cash used in discontinued operations	(473,632)	(399,786)

Net cash used in operating activities	(1,387,859)	(4,161,486)

Cash flows from investing activities
Purchase of property and equipment	$(200,497)	$(7,349)

Net cash provided by (used in) investing activities	$(200,497)	$(7,349)

Cash flows from financing activities
Bank overdraft	(867,555)	—
Borrowings from line of credit	19,562,625	15,759,782
Payments on line of credit	(20,767,832)	(12,559,833)
Payments on subordinated notes payable — related parties	(30,000)	(67,746)
Cash paid for deferred offering costs	—	(195,522)
Offering costs	(1,887,686)	—
Cash received for stock	12,054,000	—
Net cash provided by (used in) financing activities	8,063,552	2,936,681
Net increase (decrease) in cash and cash equivalents	6,475,196	(1,232,154)

Cash and cash equivalents, beginning of period	2,570	1,240,451
Cash and cash equivalents, end of period	$6,477,766	$8,297

See accompanying notes.

InfoSonics Corporation

Notes to Consolidated Financial Statements

September 30, 2004

NOTE 1 - Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the financial position or results of operations of InfoSonics Corporation (the “Company”). The Consolidated Financial Statements reflect all adjustments considered, in the opinion of the Company, necessary to fairly present the results for the periods. Such adjustments are of a normal recurring nature.

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, Axcess Mobile and InfoSonics de Mexico, both of which are wholly-owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

The Consolidated Balance Sheet at December 31, 2003 has been derived from the audited Consolidated Financial Statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2004  and September 30, 2003 and the unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2004 and September 30, 2003 are not necessarily indicative of the operating results or cash flows that may be expected for the entire year.

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

NOTE 2.  Stock-Based Compensation

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

If compensation cost for the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company’s net income for the three months and nine months ended September 30, 2004 and September 30, 2003, respectively, would have been adjusted to the pro forma amounts indicated below:

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Net income as reported	$(459,987)	$192,764	$(34,438)	$379,086

Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(183,453)	(—)	(183,453)	(—)
Pro forma	$(643,440)	$192,764	$(217,891)	$379,086

Basic earnings per common share as reported	$(0.09)	$0.06	$(0.01)	$0.12
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	$(0.03)	$(0.00)	$(0.03)	$(0.00)
Pro forma	$(0.12)	$0.06	$(0.04)	$0.12
Diluted earning per share
As reported	$(0.09)	$0.05	$(0.01)	$0.10
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	$(0.03)	$(0.00)	$(0.03)	$(0.00)
Pro forma	$(0.12)	$0.05	$(0.04)	$0.10

NOTE 3.  Earnings Per Share

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

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Numerator: Net Income (Loss)	$(459,987)	$192,764	$(34,438)	$379,086
Denominator:
Denominator for basic earnings pershare — weighted average shares	5,212,000	3,200,000	3,977,197	3,200,000
Effect of dilutive securities
Employee stock options	—	708,098	—	708,098
Denominator for diluted earnings pershare — adjusted weighted average shares and assumed conversion	5,212,000	3,908,098	3,977,197	3,908,098

Basic earnings (loss) per share	$(0.09)	$0.06	$(0.01)	$0.12

Diluted earnings (loss) per share	$(0.09)	$0.05	$(0.01)	$0.09

NOTE 4.  Income Taxes

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

NOTE 5.  Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost.  Inventories are reviewed periodically and items considered to be slow-moving or obsolete are reduced to estimated net realizable value through an appropriate reserve.  Inventory consists of the following:

	September 30,	December 31,
	2004	2003
Finished goods	$5,170,820	$1,652,819
Inventory reserve	(168,539)	(76,820)
Net inventory	5,002,281	1,575,999

NOTE 6.  Revolving Bank Loan Agreements and Notes Payable

The Company has available a line of credit from a bank, which allows the Company and its subsidiaries to borrow up to a maximum of $7,500,000. The line of credit provides for advances not to exceed 85% of eligible domestic accounts receivable and 70% to 90% of foreign insured accounts depending on the country of the debtor.  The majority of the debtors are domestic.  As of September 30, 2004, the Company’s available borrowing capacity is $4,661,940, which represents the maximum line of credit less restricted receivables.

Interest is payable on a monthly basis at prime (4.75% at September 30, 2004) or at the London Inter-Bank Offering Rate (1.25% at September 30, 2004), plus 2.25% for the first $500,000 and 2.5% for amounts over $500,000.  The line of credit is collateralized by substantially all of the assets of the Company, personally guaranteed by the Company’s majority stockholder, and expires in May 2005.  In addition to reporting and other non financial covenants, the line of credit contains certain financial covenants which require the Company to maintain a tangible net worth of not less than $1,050,000, a quick ratio of not less than 0.7-to-1, a debt-to-net worth ratio of not greater than 5-to-1 and quarterly net income after taxes of at least $1(excluding losses from discontinued operations).  At December 31, 2003 and September 30, 2004, the amounts drawn against the line of credit were $5,236,432, and $4,031,227 (unaudited), respectively.

NOTE 7.  Equity Transactions

During the nine months ended September 30, 2004, in connection with the Company’s initial public offering, the Company issued 2,000,000 shares of common stock for gross proceeds of $12,000,000.  The Company paid commissions and fees of $2,050,599 in connection with the offering.

During the year ended December 31, 2003, the Company entered into a consulting agreement with an advisor related to certain financial and advisory services. This agreement as amended in March 2004, provides for such services to be rendered for a twelve month period following the initial public offering date. In connection with such financial and advisory services the Company will be obligated to compensate the consultant in the amount of $5,000 per month for a period of twelve months. In addition, the Company will issue options to purchase 125,000 shares of the Company’s common stock at an exercise price of 120% of the initial public offering price. The options will be exercisable for a period of three years following the effective date of the initial public offering. This agreement was subsequently amended in April, 2004, at which time the Company cancelled the consulting agreement and hired the consultant as an employee of the Company and all of the compensation terms remained the same.

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

NOTE 8.  Recent Accounting Pronouncements

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

NOTE 9.  Discontinued Operations.

During the quarter ended September 30, 2004, the Company and its Board of directors discussed Axcess Mobile, LLC and its mall-based kiosk locations and the Company began to implement actions necessary to close those mall-based kiosk locations.  On October 28, 2004, the Company assigned the leases for six of the mall-based kiosk locations to a third party; however, the assignment did not release the Company from the future lease obligations.  The third party assignee operates approximately 400 mall-based kiosks in 28 states.  A third party is holding in escrow two months rent for the locations from the assignee, and in the event of default by the assignee those funds will be released to the Company.  The other lease locations were closed in October 2004.  The results of the discontinued operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net Sales	$475,188	$1,160,844	$2,224,307	$3,040,184
Gross profit	221,596	757,581	1,325,609	1,694,527
Operating income (loss)	$(656,365)	$20,296	$(825,544)	$(55,417)
Identifiable assets	$545,778	$1,439,312	$545,778	$1,439,312
Capital expenditures	$1,474	$15,733	$44,928	$17,400
Depreciation and amortization	$5,774	$3,990	$13,516	$11,969

As of September 30, 2004, the plans for the discontinued operations were substantially complete, however the Company expects to continue to record adjustments and expenses through discontinued operations as necessary.

NOTE 10.  Segment Information

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

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the three and nine months ended September 30, 2004 and 2003.

Geographical revenues for the three and nine months ended September 30, 2004 and September 30, 2003.

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
United States	$16,608,797	$16,636,682	$51,117,177	$38,676,369
Latin America	784,284	316,599	2,611,394	1,849,160
Asia Pacific	—	653	—	1,517,687
Europe	—	122,000	87,737	142,000

Item 2.  Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes.  Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates were based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in “—Critical Accounting Policies,’’ and have not changed significantly.

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

As a part of our distribution activities, we perform value added services when requested by the customer. These services include but are not limited to programming, locking, software loading, packaging, and quality assurance testing.   We operate distribution hubs in San Diego, California and Miami, Florida. The San Diego facility primarily serves the needs of our West Coast and Midwest customers and the Florida location services customers primarily on the East Coast and in Latin America.

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

Due to seasonal and other factors, our interim results may not be indicative of annual results.  Our operating results are influenced by several seasonal factors, which may cause our revenues and operating results to fluctuate on a quarterly basis.  These fluctuations are a result of several factors, including but not limited to the timing and introduction of new products by our suppliers and competitors, promotions and subsidies by wireless network operators, purchasing patterns of customers and the timing of holidays and other events effecting consumer demand.

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

Company Specific Trends, Challenges, Risks and Growth Opportunities

In 2003, net sales increased by 39.5%, and handsets sold increased by 12.7% compared with 2002.  For the nine months ended September 30, 2004, net sales increased 27.6% and handsets sold increased 9.4% compared with the nine months ended September 30, 2003. Although we have incorporated growth into our strategy, there can be no assurance these trends will continue. Similarly, while we have experienced high levels of growth in income from continuing operations for the nine months ended September 30, 2004 (29.3%), we cannot anticipate future growth to be at the same levels. Our strategy incorporates overall growth elements for each aspect of our business, which we hope will result in continued earnings growth; however there can be no assurance this trend will continue. Potential investment in growth opportunities and assumed additional risks could alter our earnings trend.

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

Our continuing liabilities on leases from our former mall-based retail kiosk locations could have a negative impact on earnings and cash flow.

Although we have assigned our six remaining retail leases to a third party and we have received indemnification from the third party, we also remain liable to the lessor for the respective remaining lease terms of one to three years, if the third party does not fulfill its obligations under the leases.  As of September 30, 2004 the total potential liability under these leases was $1,771,018, not including a $95,044 escrow deposit held for the benefit of InfoSonics to the extent that the third party should default on any of the assigned leases. This escrow is not reflected on InfoSonics financial statements.

The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers will have a negative impact upon our revenues and could cause our stock price to decline.

Our three largest customers in the three months ended September 30, 2004 accounted for approximately 18.5%, 10.5% and 10.5%, respectively, of our product sales.  Our largest customer for the nine months ended September 30, 2004 accounted for 14.1% of our product sales, and no other customers accounted for 10% or greater of our product sales.  The markets we serve are subject to severe price competition. Additionally, our customers are not contractually obligated to purchase product from us. For these and other reasons such as competitive pricing and competitive pressures, customers may seek to obtain products or services from us at lower prices than we have been able to obtain from these customers in the past. This could occur, for example, in the case of a customer purchasing large quantities of a product from us, who then terminates this relationship because the customer can obtain a lower price by buying directly from the manufacturer. The loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity. We have experienced losses of certain customers through industry consolidation and ordinary course of business and there can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.

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

Approximately 4.5% of our revenues for the three months ended September 30, 2004 and approximately 5.0% of our revenues for the nine months ended September 30, 2004 were generated outside of the United States in countries that may have political or other risks.

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

We have outstanding debt in the amount of approximately $4.0 million and $5.2 million at September 30, 2004 and December 31, 2003, respectively, in the form of a bank line of credit which is based on accounts receivable. If we violate our loan covenants, default on our obligations or become subject to a change of control, our indebtedness would become immediately due and payable. Our credit facility is secured by substantially all of our assets and borrowing availability is based primarily on a percentage of eligible accounts receivable. Consequently, any significant decrease in eligible accounts receivable will limit our ability to borrow additional funds to adequately finance our operations and expansion strategies. The terms of our credit facility could substantially prohibit us from incurring additional indebtedness, which could limit our ability to expand our operations. The terms of our credit facility also include negative covenants that, among other things, limit our ability to sell certain assets and make certain payments, including but not limited to, dividends, repurchases of common stock and other payments outside the normal course of business as well as prohibiting us from merging or consolidating with another corporation or selling all or substantially all of our assets.

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

Results of Operations:

                Discontinued Operations

                During the quarter ended September 30, 2004, the Company and its Board of directors discussed Axcess Mobile, LLC and it’s mall-based kiosk locations and the Company began to implement actions necessary to close those mall-based kiosk locations.  Due to the changing environment for mall-based kiosks, and the challenges associated with AT&T related to the Cingular transaction, management felt it was necessary to take decisive actions to mitigate further losses.  Another contributing factor to the decision was the lack of synergies and operational efficiencies between the mall-based kiosks and our core distribution business.  The loss during the quarter of $789,000, included non-cash charges of $182,000 to write-off of goodwill and $135,000 related to the reduction of a deferred tax asset. During the month of October four of the mall-based kiosk location leases were terminated without any financial implications, current or future.  On October 28, 2004, the Company assigned the leases for six of the mall-based kiosk locations to a third party; however, the assignment did not release the Company from the future lease obligations.  The third party assignee operates approximately 400 mall-based kiosks in 28 states.  A third party is holding in escrow two months rent for the locations from the assignee, and in the event of default by the assignee those funds will be released to the Company.  As of September 30, 2004, the plans for the discontinued operations were substantially complete, however the Company expects to continue to record adjustments and expenses through the discontinued operations as necessary.

Quarter ended September 30, 2004 Compared with Quarter ended September 30, 2003

Net sales for the three months ended September 30, 2004 were $17.4 million, compared with $17.1 million in net sales for the three months ended September 30, 2003, an increase of 1.9%.  The increase in net sales is due to an increase of $317,000 in distribution revenues.  The increase in distribution revenues is primarily due to a 15.5% increase in average unit selling price, and a 75% increase in sales personnel, compared to the three months ended September 30, 2003.  In 2004, the availability of feature-rich wireless devices, wireless network operator promotional activity and compelling pricing by manufacturers induced subscribers to upgrade their wireless devices, creating end-user demand.  Our revenues in the United States were 95% and 97% of total sales, respectively, for the three months ended September 30, 2004 and September 30, 2003.

Cost of sales for the three months ended September 30, 2004 was $16.1 million, or 92.7% of net sales, compared with $15.7 million, or 91.9% of net sales, for the three months ended September 30, 2003.  The 2.7% dollar increase in cost of sales is primarily attributable to our purchase of products necessary to meet our customers’ increased demand, as well as increased carrier promotional activity, and competitive pricing in the regions we operate.  In addition there were certain products which needed to be written down in order to be sold at competitive prices.

Gross profit for the three months ended September 30, 2004 was $1.3 million, or 7.3% of net sales, compared with $1.4 million, or 8.1% of net sales, for the three months ended September 30, 2003.  The 7.8% dollar decrease in gross profit is a result of increased end-user demand which resulted in more competitive pricing pressures and less margin opportunity during the quarter.

Operating expenses for the three months ended September 30, 2004 were $1.1 million, or 6.2% of net sales, compared with $.87 million, or 5.1% of net sales, for the three months ended September 30, 2003.  The $208,000 increase is primarily due to increased personnel (executive, sales, warehouse and back office) to support our anticipated sales increases, larger office and warehouse facilities, as well as additional costs (including legal and accounting) associated with being a publicly-traded company.

Income from continuing operations for the three months ended September 30, 2004 was $200,000, representing a decrease of $317,000 compared to the three months ended September 30, 2003.  As a percentage of net sales, income from continuing operations was 1.1% for the three months ended September 30, 2004 compared with 3.0% for the three months ended September 30, 2003.  This decrease in income from continuing operations, both in dollars and as a percentage of net sales, is the result of the factors discussed above.

Net income from continuing operations for the three months ended September 30, 2004 was $329,000, or $0.06 earnings per diluted share, compared to net income of $268,000, or $0.07 earnings per diluted share, for the three months ended September 30, 2003, representing an increase of 22.5%.  The increase in net income from continuing operations is due to the tax provision adjustment for the quarter.  Net income from continuing operations before tax provision for the three months ended September 30, 2004 was $211,000 compared to $498,000 for the three months ended September 30, 2003, this decrease was due to both a decrease in gross profit dollars as well as an increase in operating expense dollars for the three months ended September 30, 2004 as compared with gross profit and operating expenses for the three months ended September 30, 2003.

For the quarter ended September 30, 2004 we incurred a loss of $ 789,000 from discontinued operations, as compared to a loss of $76,000 for the quarter ended September 30, 2003.  The loss was primarily a result of decreased cellular activations in our mall-based kiosks, the shift in retail sales and activations from mall-based to on-line sales, our write-off of the goodwill ($182,000) associated with these operations, and a tax adjustment ($135,000) to reduce our deferred asset related to these operations.

Nine Months ended September 30, 2004 Compared with Nine Months ended September 30, 2003

Net sales for the nine months ended September 30, 2004 were $53.8 million compared with $42.1 million for the nine months ended September 30, 2003, representing an increase of 27.6%.  The increase in net sales is primarily due to an increase in distribution revenues of $11.6 million which result from increased end-user demand.

 The increase in distribution revenues is primarily due to a 9.4% increase in units sold, a 17.4% increase in average unit selling price, and a 75% increase in sales personnel as compared with the nine months ended September 30, 2003.  Our revenues in the United States were 95% and 92% of total sales, respectively, for the nine months ended September 30, 2004 and September 30, 2003.

Cost of sales for the nine months ended September 30, 2004 was $49.6 million, or 92.1% of net sales, compared with $39.0 million, or 92.4% of net sales, for the nine months ended September 30, 2003.  The 27.2% dollar increase in cost of sales is attributed to our purchase of products necessary to meet our customers’ increased demand and is consistent with our increase in net sales.

Gross profit for the nine months ended September 30, 2004 was $4.2 million, or 7.9% of net sales, compared with $3.2 million, or 7.6% of net sales, for the nine months ended September 30, 2003.  The 32.5% dollar increase in gross profit is in excess of our 27.6% dollar increase in net sales for the same period, in addition to increased gross profit as a percentage of net sales by 0.3%.  The increase in gross profit reflects management’s ability to leverage buying efficiencies, when the opportunities arise, while still increasing net sales.

Operating expenses for the nine months ended September 30, 2004 were $3.1 million, or 5.8% of net sales, compared to $2.3 million, or 5.5% of net sales, for the nine months ended September 30, 2003.  The $812,000 increase is primarily due to increased personnel (executive, sales and back office) to support the increased sales levels, larger office and warehouse facilities, as well as additional costs (including legal and accounting costs) associated with being a publicly traded company.

Income from continuing operations for the nine months ended September 30, 2004 was $1,120,000, representing an increase of 25.3% compared with the nine months ended September 30, 2003.  As a percentage of net sales, income from continuing operations was 2.1% for the nine months ended September 30, 2004, which remained unchanged from the nine months ended September 30, 2003.  The increase in dollars is the result of the factors discussed above as well as the operational efficiency of the Company, which has allowed us to increase sales volumes at a high rate while we increase cost of sales at a lower rate and thus have maintained a consistent level of operating income as a percentage of net sales.

Net income from continuing operations for the nine months ended September 30, 2004 was $927,000, or $0.20 earnings per diluted share, as compared with $485,000, or $0.12 per diluted share, for the nine months ended September 30, 2003.  The 91.1% increase is due to increased net sales, increased gross profits in dollars, increased gross margins and decreased tax provisions.

Sales increased 27.6%, gross profit increased 32.5%, income from continuing operations increased 25.3%, and net income from continuing operations increased 91.1% for the nine months ended September 30, 2004 as compared with the nine months ended September 30, 2003.

For the nine months ended September 30, 2004, we incurred a loss of $961,000 from discontinued operations, as compared to a loss of $106,000 for the nine months ended September 30, 2003.  The loss in the nine months ended September 30, 2004 was due to a more challenging mall-based retail environment and was affected by our selling AT&T products and services, with AT&T having been recently acquired by Cingular.  These factors contributed to decreased net activations for our mall-based kiosk locations, resulting in the losses incurred.

Financial Condition, Liquidity and Capital Resources

                Cash

                At September 30, 2004, we had cash and cash equivalents of $6,477,766, and at December 31, 2003, we had cash and cash equivalents of $2,570.

                Cash Flows

                Cash from our initial public offering, together with our line of credit, continue to help finance our continuing operations.  The net cash used by operating activities was $0.9 million for the nine months ended September 30, 2004, compared with $3.8 million, for the nine months ended September 30, 2003. The decrease in net cash used by operations in 2004 was primarily due to a decrease in accounts receivable offset by increased levels of inventory and prepaid expenses as well as decreased income tax liabilities for the nine months ended September 30, 2004.  The increase in inventory and prepaid expense was due to anticipated higher levels of sales as the Company continues to grow.  The decrease in accounts receivable is due to shifting payment patterns of customers, and the addition of new customers, many of which have short credit terms.  The decrease in income taxes payable is a result of the profitability achieved in fiscal 2003, whose taxes were paid in 2004.   The increase in inventory ($3.5 million) and increase in prepaid expenses ($1.4 million) was funded primarily by the decrease in accounts receivable ($2.4 million) and an increase in accounts payable ($1.2 million).  Allowance for doubtful accounts at September 30, 2004 decreased approximately $100,000 to $258,000.  This decrease was a result of a few accounts becoming insolvent during the nine months ended September 30, 2004, some of which was covered under our accounts receivable insurance policy, and the reduction was to absorb our deductible related to the policy.  We believe that at September 30, 2004, our reserve for doubtful accounts is adequate.  Cash used by discontinued operations was $473,000 and $400,000, respectively, for the nine months ended September 30, 2004, and September 30, 2003.

                                Day’s sales outstanding at September 30, 2004 were 31 days compared with 37 days at June 30, 2004.  Normal payment terms require our customer payments on a net 30 day basis.  We are constantly working with our customers to reduce our day’s sales outstanding.

                The net cash used in investing activities was $200,000 for the nine months ended September 30, 2004 compared with $7,000 for the nine months ended September 30, 2003.  This increase is primarily the result of expenditures for new furniture and fixtures related to increased office and warehouse space and additional headcount.

                The net cash provided by financing activities for the nine months ended September 30, 2004 of $8.1 million is primarily the result of our completed initial public offering.

                Our working capital at September 30, 2004 was $12.1 million, compared with $2.2 million at December 31,

2003. This change was due primarily to the completion of our initial public offering.   In addition, we have a $7.5 million revolving line of credit, and as of September 30, 2004 we had $4.7 million available (based on a borrowing base calculation), and $4.0 million drawn from the line of credit, leaving net availability of $700,000.  As of October 31, 2004 our net availability was approximately $ 3.5 million.

On June 17, 2004, we issued and sold to the public 2,000,000 shares of common stock, listed on the American Stock Exchange.  Our initial public offering increased our outstanding shares to 5,212,000.  Proceeds from the public offering to us before expenses were $12 million.

Borrowings

We utilize a bank line of credit which is based upon eligible accounts receivable. As of September 30, 2004 and December 31, 2003, amounts advanced against that line were approximately $4,031,000 and $5,236,000, respectively. This credit line has been an important part of growing our business, and market changes affecting accounts receivable could diminish the borrowing base of available funds. As of September 30, 2004 and December 31, 2003, advances were 86% and 88% respectively, of the available borrowing base. This current facility expires May 2005.

 We believe that our existing cash resources, together with our projected cash flow from operations and the net proceeds from our initial public offering, will be sufficient to allow us to implement our strategy and growth plan

Critical Accounting Policies

We believe the following critical accounting policies are important to the presentation of our financial condition and results, and require management’s judgments often as a result of the need to make estimates about the affect of matters that are inherently uncertain.

Revenue Recognition and Accrued Chargebacks

Revenues are recognized upon (1) shipment of the products to customers, (2) when collection of the outstanding receivables are probable, and (3) the final price of the product is determined.  Commission revenue on phone activations is recorded at the time of the activation and may be charged back to us in future periods. The carrier has nine months from date of activation to charge back amounts previously credited to us if the customer terminates its service. We provide an allowance for estimated returns based on our experience, which estimate is recorded as a contra asset against accounts receivable. A provision for returns is provided in the same period in which the related commission revenue is recorded. Customer credit-worthiness and economic conditions may change and increase the risk of collectibility and contract terminations and may require additional provisions, which would negatively impact our operating results.

Allowance for Doubtful Accounts and Sales Return Reserve

Credit evaluations are undertaken for all major sale transactions before shipment is authorized.  Normal payment terms require payment on a net 90 day basis. On an ongoing basis, we analyze the payment history of customer accounts, including recent customer purchases. We evaluate aged items in the accounts receivable aging and provide reserves for doubtful accounts and estimated sales returns.  Customer credit worthiness and economic conditions may change and increase the risk of collectibility and sales returns, and may require additional provisions, which would negatively impact our operating results.

Inventory Write-Off and Effect on Gross Margin

We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on historical usage rates and our estimated forecast of product demand for a period of time, generally nine months. Because of obsolescence, we will generally provide a full reserve for the costs of our inventories in excess of our relevant forecast for the applicable period.  We attempt to control our inventory levels so that we do not hold inventories in excess of demand for the succeeding nine months. However, because we need to place non-cancelable orders with significant lead time and because it is difficult to estimate product demand, it is possible that we will build inventories in excess of demand for the future periods. If we have inventories in excess of estimated product demand, we will provide a reserve, which could have a material adverse effect on our reported results of operations and financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

During the quarter ended September 30, 2004 we did not enter into any new lease contracts.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks with respect to interest rates because our line of credit has a floating interest rate.  We can choose among the bank’s prime rate, which was 4.75% at September 30, 2004, and the one-, two-, and three-month LIBOR rates plus (with respect to the LIBOR rate) 2.25% for the first $500,000 of borrowings and 2.5% for borrowing above $500,000.  As of September 30, 2004, we had zero LIBOR borrowings, rather funds borrowed are at the bank’s prime rate.  If the full $7,500,000 available under our credit facility were outstanding for a full year, each increase of 1% in the applicable interest rate would result in an additional $75,000 in interest expense for that year.

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

None

Item 2.  Changes in Securities and Use of Proceeds.

Recent Sales of Securities

Effective September 2, 2004, we issued options to purchase an aggregate of 12,000 shares of our common stock to employees at an exercise price of $6.00 per share. For each optionee, options covering one-third of the number of shares underlying options granted to that individual will become exercisable one year from the date of grant.  Thereafter, options covering one thirty-sixth of the shares underlying options granted to each individual will become exercisable on the first day of each calendar month.  The options were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.    Exhibits And Reports On Form 8-K

(a)                                  Exhibits.

                                3.1           Certificate of Incorporation (1)

                                3.2           Bylaws (1)

                                10            Agreement for Purchase and Sale of Assets between Axcess Mobile and TMS (2).

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

                                                (1)  Incorporated by reference from the Company’s Registration Statement on Form S-1, filed on January 30, 2004.

(2)  Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 3, 2004.

(b)                                 Reports on Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfoSonics Corporation

Date:	November 15, 2004	By:	/S/ Joseph Ram
Joseph Ram
Chief Executive Officer

Date:	November 15, 2004	By:	/S/ Jeffrey Klausner
Jeffrey Klausner
Chief Financial Officer