Form 10-K
period 2004-12-31
INFOSONICS CORP
filed 2005-04-14
CIK 1274032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File No.

InfoSonics Corporation

(Exact name of registrant as specified in its charter)

Maryland	33-0599368
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

5880 Pacific Center Blvd
San Diego, CA 92121

(Address of principal executive offices including zip code)

858-373-1600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
$0.001 par value common stock	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of  registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $9,255,200. This calculation is based upon the closing price of $4.60 of the stock on June 30, 2004 as reported by the American Stock Exchange. Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  5,212,000 shares of our common stock were issued and outstanding as of March 31, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

None

[TO BE UPDATED]
InfoSonics Corporation
Form 10-K for the Year Ended December 31, 2004

Table of Contents

		Page No.
	PART I
Item 1.	Business	1
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
	PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item 6.	Selected Financial Data	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 8.	Financial Statements and Supplementary Data	24
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	24
Item 9A.	Controls and Procedures	24
Item 9B	Other Information	25
	PART III
Item 10.	Directors and Executive Officers of Registrant	26
Item 11.	Executive Compensation	28
Item 12.	Security Ownership of Certain Beneficial Owners and Management	32
Item 13.	Certain Relationships and Related Transactions	33
Item 14.	Principal Accounting Fees and Services	35
	Part IV
Item 15.	Exhibits, Financial Statement Schedules	36
Signatures		37
Exhibits
Rule 13a-14(a)/15d-14(a) Certification of CEO
Rule 13a-14(a)/15d-14(a) Certification of CFO
Section 1350 Certifications of CEO and CFO

PART I

Item 1.        Business

Company Overview

InfoSonics is one of the largest distributors of wireless handsets and accessories in the United States and Latin America. We distribute products of several key manufacturers, including Audiovox, Kyocera, LG, Motorola, Nokia, Samsung, VK Mobile, and others. As an integral part of our customers supply chain, we perform value added services and customization processes. Our distribution services include the purchasing, marketing, selling, software customization, warehousing, light assembly, programming, packing, shipping and delivery of handsets for wireless telecommunications from manufacturers to carriers (wireless network operators), agents, resellers, distributors, independent dealers and retailers in the United States and Latin America.

In October 2004, we transferred to an unrelated third party, leases for six of our ten mall-based retail kiosk locations, which had been operated by our wholly owned subsidiary, Axcess Mobile, LLC. The remaining four locations were closed in October 2004. Combined, the retail locations accounted for, and 3% of our revenue for the year ended December 31, 2004. For the fiscal years ended December 31, 2003, and December 31, 2002, approximately 7% and 8%, respectively, of our total revenue was derived from our retail kiosk activities. The decision to discontinue our retail kiosk business was based on our strategy to place a greater emphasis on our core business of distribution and also based on the fact that our retail kiosk business was incurring losses. Please see Note 3 to our consolidated financial statements, included in this report.

Financial information about industry segments.   During fiscal 2004, the Company had two reportable segments that are separate business units, wholesale distribution and retail kiosks. For the first nine months of fiscal 2004, we owned and operated a retail kiosk business, then in October we discontinued those operations, to focus our efforts on our wholesales distribution activities. Please see Note 11 to our consolidated financial statements, included in this report.

Distribution.   We operate distribution hubs in San Diego, California and Miami, Florida. The San Diego facility primarily serves the needs of our West Coast and Midwest customers, and the Florida location services customers primarily on the East Coast and in Latin America. Our distribution services include the purchasing, marketing, selling, software customization, warehousing, light assembly, programming, packing, shipping, and delivery of handsets for wireless telecommunications from leading manufacturers to carriers, agents, resellers, distributors, independent dealers and retailers in the United States and Latin America. We have wholly owned subsidiaries in Latin America which conduct some of our business activities in their respective regions of Latin America. These subsidiaries are included in our consolidated financial statements. Our services are intended to provide value to wireless handset manufacturers and wireless network operators by allowing them to focus on their core businesses of manufacturing and service provision, respectively.

We continually review and evaluate wireless telecommunications products in determining our mix of offered products and seek to acquire distribution rights for products that we believe have the potential for significant market penetration. Through the distribution of wireless telecommunications products, we attempt to assist manufacturers in achieving their business objectives of increasing unit sales volume and market share at the points of sale.

Overview of Wireless Telecommunications Industry

Rapid technical developments over the last few years within the wireless telecommunications industry have allowed wireless subscribers to talk, send and receive text messages, send and receive e-mails, capture and transmit digital images, send and receive multimedia messages, play games, and browse the Internet using an all-in-one wireless device. Wireless devices and services also are being used around the world to provide monitoring, point-of-sale transaction processing, inter-device communications, local area networks, location monitoring, sales force automation, and customer relationship management. While there is currently not a demand for these advanced devices in the markets we service, as the demand develops in our markets, we believe that end-users will desire to take advantage of new services and will need handsets with updated technology. As a result of these advances and new services, we believe that the handset replacement cycle will continue to shorten, as consumers adapt to the utilization of these services, which will require new and more advanced handsets, thus leading to increased handset sales. As these new services and the respective handsets become available in the markets we service, we will distribute the handsets in the same manner that we currently distribute. In addition to our current distribution services; we engage in technical and other high-level customization services in order to prepare products for the different network operators. We expect that these customization upgrades and services will result in innovative new products, which we will be able to offer to current and new customers in the geographic regions we operate. They will be additives or replacements for the products we currently market.

The wireless telecommunications industry and its participants have experienced a number of trends in recent years, including

•       the change in focus from subscriber acquisition to subscriber retention and expansion of service offerings;

•       consolidation among wireless network operators;

•       the convergence of the telecommunications, data and media domains;

•       advances in and development of next generation systems technology, including increasing bandwidth;

•       the increasing variety of handset forms and configurations;

•       new manufacturers and wireless service resellers; and

•       the increasing affordability of wireless airtime.

According to U.S. Bancorp Piper Jaffray in its 2005 Global Wireless Handset Report dated February 2005, the worldwide mobile subscriber base is estimated to double from approximately 1.1 billion subscribers in 2002 to in excess of 2.1 billion by 2006. The North American subscriber base is expected to increase from approximately 150 million in 2002 to approximately 245 million by 2006. The Latin American subscriber base is expected to increase from approximately 100 million in 2002 to approximately 240 million by 2006. The chart below summarizes these and other growth trends.

Worldwide Mobile Subscriber Forecast
(Estimated Subscribers in Millions)

	2002	2003	2004	2005 E	2006 E
North America	150	165	190	220	245
Year over Year Growth		10%	15%	11%	11%
Net Additions		15	25	20	25
Latin America	100	125	165	210	240
Year over Year Growth		25%	32%	27%	14%
Net Additions		25	40	45	30
Total Subscribers	1,141	1,386	1,647	1,935	2,164
Year over Year Growth		21%	19%	17%	12%
Net Additions		245	261	288	229

Source: U.S. Bancorp Piper Jaffray

In addition to the continued growth of subscribers worldwide, the growth rate of number of handsets sold is expected to increase. Users are expected to accelerate the replacement of handsets due to a number of factors including the normal end of life of older handsets in the population, the existence of phone number portability that began in late November    2003, and the continued addition of advanced features such as color screens, advanced messaging, embedded cameras, more reliable and powerful chipsets and a higher speed access rate to the internet, opening a variety of business and personal applications to the consumer. The chart below summarizes the estimated sales of handsets for the periods indicated.

Mobile Phone Forecast
(Estimated Number of Handsets in Millions)

	2002	2003	2004	2005 E	2006 E
North America Sales	79	112	123	132	137
Year over year %		42%	10%	7%	4%
Replacement sales %	80%	83%	76%	85%	84%
Latin America Sales	28	34	62	72	74
Year over year %		21%	82%	16%	3%
Replacement sales %	54%	35%	34%	38%	62%
Worldwide Handset Sales	433	527	660	735	787
Year over year %		22%	25%	11%	7%
Replacement sales %	54%	58%	60%	65%	72%

Source: U.S. Bancorp Piper Jaffray

We believe the following major factors are taking place within the wireless telecommunications industry.

Handsets.   As a percentage of total sales in our industry, replacements accounted for 54% in 2002 and are anticipated to rise to 72% in 2006. Replacement handsets shipped are estimated to grow from 232 million in 2002 to 567 million units in 2006.

We believe that handset sales in the markets we serve are driven by the following factors: number portability, customer churn, advances in technology, the E911 mandate, new activations, repair costs, and industry consolidation.

Number Portability.   Based on a ruling by the United States Federal Communications Commission, or FCC, prohibiting a long-standing practice of the major wireless carriers, effective November 24, 2003, wireless phone numbers became portable among wireless carriers. This ruling enables wireless customers in the United States to change wireless carriers while maintaining the same phone number and to shift a phone number from a land-line to a wireless carrier. We believe that the ability to retain the same wireless number could increase the rate at which customers change their carriers and upgrade their handsets. As customers change wireless carriers, they will require new handsets that are compatible with the new carrier’s network, thereby increasing the demand for replacement handsets.

Customer Churn.   This is the process which takes place when a wireless user replaces service from one carrier (wireless phone operator) with another. Based on our experience and observations, as well as discussions with other industry participants, we estimate that carriers have been experiencing 2 to 3% monthly churn. Churn results from carriers offering aggressive deals to customers enticing them to change carriers and customers’ dissatisfaction with existing service and/or from products. Churn increases overall handset sales because wireless handsets may not be compatible across different carrier networks.

Advances in Technology.   Rapid advances in technology during the past few years have caused a major shift in the handset market. Advances such as color displays, embedded cameras, multimedia messaging services, Internet access and entertainment features such as audio and gaming all have increased demand for handset replacement. According to the Cellular Telecommunications and Internet Association, existing customers tend to buy a new phone every 18 to 24 months. In addition, wireless network operators compete for new customers by increasing the functionality of their networks with the current 2.5G, or second and a half generation, and the rollout of the 3G, or third generation, wireless networks, which began during 2004 in the United States. The migration to 3G systems is expected to contribute to accelerated equipment upgrades, as new handsets will be required to utilize the enhanced capabilities of 3G systems.

E911 Mandate.   The FCC has enacted rules concerning Enhanced 911, or E911, to seek to improve the effectiveness and reliability of wireless 911 services by providing 911 dispatchers with additional information on 911 calls. The FCC established a four-year rollout schedule for wireless carriers to provide more precise location information, within 50 to 100 meters in most cases, beginning October 1, 2001 and to be completed by December 31, 2005. Currently, all new digital handsets activated must be location-capable and, by December 31, 2005, each carrier must achieve 95% penetration of location-capable handsets among its subscribers. We believe that end user replacement cycles will accelerate as a result of this FCC mandate.

New Activations.   As shown in the table above entitled Worldwide Mobile Phone Forecast, during 2005, new subscribers are anticipated to account for 17% of total handset sales worldwide, and, in the United States, the net additions (new activation less customer churn) is anticipated at 20 million users. We believe the gross new activation number to be approximately 50 million users. According to the Yankee Group, the annual number of phones sold each year is about three times the annual number of gross new subscribers.

Repair Costs.   In many cases, the cost of the repair and replacement of components for handsets is prohibitive versus the cost of a new product. It is our belief that, after the standard manufacturer’s warranty period, the propensity of the consumer is to replace rather than repair an existing handset.

Industry Consolidation.   Merger and acquisition activity within the wireless network operator community has been driven by improved economies of scale, the opportunity to expand national or multi-national service areas, and efforts to increase revenue and profitability through additional service offerings. This activity has increased the demands placed on the carriers to meet increasingly complex and sophisticated customer requirements and provide services over larger geographic regions while attempting to maintain acceptable levels of profitability. We believe that this trend may continue in the future and may lead wireless network operators to focus more closely on their core business of providing wireless telecommunications services, which could, in turn, increase the need for independent distributors and reduce inventory costs by reducing product codes and obsolescence.

Our Strategy

We intend to continue to increase sales and profitability and to solidify our position as one of the largest distributors of wireless handsets and accessories in the United States and Latin America. Our strategy is to grow both horizontally and vertically in the wireless handset industry by pursuing the following:

•       leveraging our existing infrastructure to increase sales in both the United States and Latin America,

•       expanding our business to provide outsourced supply-chain services;

•       further penetrate the markets in which we sell wireless handsets and accessories;

•       expanding geographically;

•       increasing margins by maintaining and improving operating efficiencies;

•       expanding the number of manufacturers we represent; and

•       creating partnerships and or acquisitions that will allow us to expand our customer base, product offerings and geographical diversity.

Leverage Infrastructure and Increase Market Share.   We have sales and warehouse operations in both San Diego, California and Miami, Florida. By utilizing the geographic diversity of this existing infrastructure, and our established relationships with manufacturers, we believe we can increase our sales with relatively low additional cost, resulting in increased earnings. In addition, we have customized a licensed software package for an information and customer management system that allows our employees to track customer order status from purchase order to assembly line positioning and then to delivery. This system also enables tracking and identification of customer and geographic trends, in addition to providing management with real-time information on each individual subsidiary. This system is scalable, and under constant improvement to streamline operations and maximize operational efficiencies. The system also analyzes and tracks our relationships with manufacturers and other suppliers so that we can compare our purchasing trends with the overall market. We will continue to make investments in our infrastructure so as to continually enhance our ability to serve our customers and attempt to increase sales.

Expand Business Offerings.   We intend to expand our business offerings to provide outsourced supply-chain services to the wireless telecommunications industry. These services will include inventory management, product fulfillment, preparation of product kits, and customized packaging, light assembly and end-user support services. These supply-chain services are designed to provide outsourcing solutions for the wireless network operators, but also internet retailers and other mass merchants. This service meets their business requirements and supports their efforts to add new subscribers and increase system usage and revenues while minimizing their investments in distribution infrastructure.

Market Penetration.   We intend to further penetrate our markets, such as rural service areas or RSAs, in the United States, which we believe will enable us to increase sales by introducing products from certain of our manufacturer suppliers that have not been previously sold into these markets. Utilizing our relationships with manufacturers, and our knowledge of this market, we believe we can add revenues as well as gross profit from this market. This market represents approximately 20% of the total United States cellular subscribers according to U.S. Bancorp Piper Jaffray in its 2003 Global Wireless Projections report dated May 2003, and shares the same characteristics of our existing markets. In addition we intend to continue our expansion into Latin America by providing products and services to carriers within the region. We believe it will be complementary to our existing customer base and allow us to leverage our existing distribution infrastructure.

Improve Operating Efficiencies.   We constantly monitor our operations to improve our cost structure in order to maintain and increase both profitability and productivity. We continuously evaluate opportunities to operate more efficiently by monitoring returns on invested capital, working to obtain better purchase terms, more effectively utilize our limited capital resources, implement workforce management programs, and centralize back-office operations.

Geographic Expansion.   We plan to expand our operations through enhanced warehouse and operational facilities in Florida as well as other potential locations. These activities are intended to expand our geographic presence, increase our customer base, improve our product portfolio, and add new capabilities and service offerings. We recently established two subsidiaries in Central America and acquired a company in South America. These additions should advance, and potentially accelerate, our expansion into those regions.

Expand Manufacturer Relationships.   We put great emphasis on developing new, and improving our existing, wireless equipment manufacturer relationships and thereby broadening our product portfolio. We accomplish this by expanding product lines, brands and technologies within the markets we serve, thereby extending our reach. In particular, we are currently focusing on expanding our product portfolio to include the newest products, which provide data, entertainment, and imaging functionality to wireless handset users. We currently have relationships with five of the largest manufacturers and are working to develop distribution relationships with others as well as with new, innovative manufacturers. In 2004, we purchased inventory from more than 40 wireless mobile device and accessory manufacturers and vendors. We believe that by expanding our manufacturing relationships, we can offer the most innovative product lines, brands and technologies within the markets we serve. In 2004 we signed an exclusive agreement with VK Mobile to distribute VK handsets in the Americas and the Caribbean region. VK is one of the top five manufacturers in Korea, and currently sells product in Asia, Eastern and Western Europe.

Products and Services

Distribution Services

Sources of Revenues.   We generate revenues by distributing and selling wireless handsets and accessories in the United States and Latin America. Our distribution activities in Latin America are conducted through our wholly owned subsidiaries in countries within the region. As a part of our distribution activities, we perform value added services when requested by the customer. These services include but are not limited to programming, locking, software loading, packaging, and quality assurance testing. During the fiscal years ended December 31, 2003 and December 31, 2002, approximately 92% and 92%, respectively, of our revenues were from distribution. For the first nine months of fiscal 2004, approximately 96% of our revenues were from distribution activities. Immediately thereafter, in October 2004, we discontinued our retail kiosk business and since that date, 100% of our revenues have been from distribution. For fiscal 2004 as a whole, our revenues from distribution were equal to approximately 97% of our total revenues.

Customers/Principal Markets/Methods of Distribution.   Our United States customers include carriers, agents, resellers, distributors, independent dealers and retailers. Our current Latin American customers include wireless network operators and resellers. The principal markets for our distribution products and services are our current distribution customer base as well as carriers and networks operators within the regions we operate. During 2004, we provided products and services to approximately 750 customers. Our two largest customers in fiscal 2004, Cellstar Corp, a distributor, and a Latin American carrier, accounted for approximately 10.5% and 9.4%, respectively of our product sales in fiscal 2004. Our two largest customers in fiscal 2003, CellStar Corp and a national retail operator, accounted for approximately 17% and 7%, respectively of our product sales in fiscal 2003. We sell our products pursuant to customer purchase orders and ship products by common carrier on the same day orders are received from the customer.

Information Systems

Our information system, which is based upon licensed software, has been, and continues to be, customized specifically by our management to meet the specific needs of our business. The system allows management to access and have total control over information related to all aspects of our business, including customer relationship management, intelligent purchasing, inventory control, inventory flow, back orders, line item margin control for every order, and weighted average cost and statistical data for every product, customer and supplier. Management believes that our information systems have allowed us to provide better service to customers, which we believe leads to increased customer satisfaction and resulting customer retention and future sales.

Vendors

We have established key relationships with many of the leading manufacturers of wireless telecommunications equipment. In 2004, we purchased inventory from more than 40 wireless mobile device and accessory manufacturers and other suppliers. Certain of our suppliers, depending on any number of factors including manufacturer promotion, product introduction, and sales volume, among others, may provide favorable purchasing terms to us, including price protection, cooperative advertising, volume incentive rebates, stock balancing and marketing allowances. Some of these terms are provided for in our contracts, whereas others are offered from time to time when the manufacturer desires to do so. Product manufacturers typically provide limited warranties directly to the end user.

During the fiscal year ended December 31, 2004, three vendors accounted for approximately 44%, 14% and 10%, respectively, of our total cost of sales. During the fiscal year ended December 31, 2003, three vendors accounted for approximately 22%, 17% and 13%, respectively, of our total cost of sales.

As of March 31, 2005, we have written agreements with six of our supplier-manufacturers for distribution in the United States and Latin America. These agreements are subject to certain conditions and exceptions, primarily concerning the retention by these suppliers of certain direct accounts, and restrictions of territory regarding our resale of products. One of these agreements requires us to satisfy purchase requirements based upon forecasts provided by us, a portion of which forecasts are binding, and generally can be terminated on short notice by either party. In addition, we purchase products from other manufacturers and suppliers pursuant to purchase orders placed from time to time in the ordinary course of business for products to be sold in the United States, Latin America and specific countries or geographic areas outside the Americas. All our agreements with suppliers are non-exclusive, with the exception of one manufacturer in which we have exclusive product distribution rights in the United States, Latin America and the Caribbean region. Although we do not have written agreements with other of our manufacturers and suppliers, we believe we will have adequate product flows in the future to fulfill our reasonably foreseeable product requirements.

Sales and Marketing

We believe that direct selling and one-on-one relationships, as well as in-depth product and competitive landscape knowledge, are important factors in the marketing of the products that we sell. Accordingly, we promote relationship building and maintenance through personal contact and advertising in industry publications, both print and on-line, and attending the major national and regional carrier shows. In 2004 we also opened our on-line Superstore to sell wireless products directly to consumers as well as to provide our customer base the flexibility to place orders at any time of day. Our suppliers and customers use a variety of methods to promote their products and services directly to consumers, including print and media advertising.

As of December 31, 2004, we employed 18 experienced sales and marketing professionals who are involved in distribution and who market to existing and potential customers in their respective assigned territories through both telephone and e-mail interaction and notification of special promotions. Potential new customers are located primarily through our database, as well as industry publications and journals. Each sales person is compensated based on generation of new customers as well as maintaining existing customers. We believe this approach motivates the sales professionals to achieve higher gross margin as well as greater sales numbers.

In 2004, approximately 88% of our total revenues resulted from sales in North America; approximately 12% of our total revenues resulted from sales to Latin America; approximately 0.1% of our total revenues resulted from sales to Europe. In 2003, approximately 93% of our total revenues resulted from sales in North America; approximately 4% of our total revenues resulted from sales to Latin America; approximately 2% of our total revenues resulted from sales to Asia-Pacific regions; and

approximately 1% of our total revenues resulted from sales to Europe. In 2002, approximately 88% of our total revenues resulted from sales in North America; approximately 6% of our total revenues resulted from sales to Latin America; and approximately 6% of our total revenues resulted from sales to Asia-Pacific regions. We have no long-lived assets in any foreign country.

Competition

We compete for sales of wireless telecommunications equipment and accessories, and anticipate that we will continue to compete, with numerous well-established wireless network operators, distributors and manufacturers, including our own suppliers. Competitors in the United States and Latin America include wireless equipment manufacturers, network operators and other dedicated wireless distributors such as CellStar Corporation and BrightPoint, Inc.

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

Employees

As of December 31, 2004, we had 40 employees. Of these employees, four were in executive positions, eighteen were engaged in sales and marketing, seven were in service operations, and eleven were in finance and administration (including information technology employees). From time to time, we utilize temporary employees to perform warehouse functions. None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Credit Facility

We have a line of credit with Comerica Bank that allows us to borrow up to a maximum of $7,500,000 with a maturity date of May 15, 2005. Although there are no assurances, we believe that we will be able to extend this revolving line of credit with equal or better terms. The line of credit provides for advances not to exceed 85% of eligible domestic accounts receivable and 70% to 90% of foreign insured accounts, depending on the country of the debtor. Advances pursuant to the line of credit are collateralized by substantially all our assets and are personally guaranteed by Joseph Ram, our Chief Executive Officer, a director, and the principal stockholder. We pay no fee for the guarantee by Mr. Ram. If the guarantee is called, to the extent that Mr. Ram pays money pursuant to the guarantee, he will have recourse against the Company for that amount. Interest on outstanding advances is payable monthly and is computed using the Bank’s prime rate or, at our option, the one-, two-, or three-month LIBOR rate plus 2.25% for the first $500,000 and LIBOR rate plus 2.5% for amounts over $500,000. On December 31, 2004 and on December 31, 2003, our interest rate on the outstanding principal balance was 5.25% and 4.0%, respectively. On December 31, 2004, the outstanding principal balance on the line of credit was approximately $2.6 million; and on December 31, 2003 it was approximately $5.2 million.

Pursuant to our agreement with Comerica Bank, we are subject to certain restrictive covenants, as of March 31, 2005, we believe we are in compliance with these covenants and have received no notification regarding these covenants from our lender. For example and among other things, we may not, without Comerica’s consent (i) sell, lease or dispose of any of our assets other than sales of our inventory in the ordinary course of business; (ii) change our name, the location of our business or our corporate structure; (iii) merge or consolidate with or into any other business organization; (iv) acquire any business organization; (v) incur any debts outside the ordinary course of our business or make any loans outside the ordinary course of our business; (vi) make payments on account of any subordinated debt except for regularly scheduled payments; (vii) acquire, purchase or hold beneficially any stock or securities of, or make any investment in another entity, except for one of our subsidiaries, and except for certain certificates of deposit; and (viii) permit Joseph Ram’s compensation not to exceed 35% of pretax profit.

Insurance

We have a commercial liability policy, an umbrella policy, workmen’s compensation insurance, and accounts receivable credit insurance as well as other policies covering damage to our properties and inventories. These policies cover our facilities, employees, equipment, inventories and vehicles in all states of operation. We believe our insurance coverage is adequate for most foreseeable problems and is comparable with the coverage of other companies in the same business and of similar size. We also have directors’ and officers’ liability insurance.

Risks Relating to Our Business

Our operating results may vary significantly, which may cause our stock price to fluctuate.

Our operating results are influenced by a number of factors, which may cause our revenue and operating results to fluctuate. These factors include:

•       promotions and subsidies by wireless network operators;

•       the timing of introduction of new products by our suppliers and competitors;

•       purchasing patterns of customers in different markets;

•       general economic conditions; and

•       product availability and pricing.

Our business historically has experienced increased sales during the third and the fourth quarters of the calendar year due to holiday gift buying. In addition, if unanticipated events occur, including delays in securing adequate inventories of competitive products at times of peak sales or significant decreases in sales during these periods, it could result in a material decrease in our revenues and losses or lower profits.

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

Although we have assigned our six remaining retail leases to a third party and we have received indemnification from the third party, we also remain liable to the lessor for the respective remaining lease terms of one to three years, if the third party does not fulfill its obligations under the leases. As of December 31, 2004 the total potential liability under these leases was $1,629,520 exclusive of a $95,044 escrow deposit held for the benefit of InfoSonics to the extent that the third party should default on any of the assigned leases. This escrow is not reflected on InfoSonics financial statements. This lease liability is included in the footnotes to our consolidated financial statements.

The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers will have a negative impact upon our revenues and could cause our stock price to decline.

Our two largest customers during the fiscal year ended December 31, 2004 accounted for approximately 10.5% and 9.4% respectively, of our product sales. The markets we serve are subject to severe price competition. Additionally, our customers are not contractually obligated to purchase product from us. For these and other reasons such as competitive pricing and competitive pressures, customers may seek to obtain products or services from us at lower prices than we have been able to obtain from these customers in the past. This could occur, for example, in the case of a customer purchasing large quantities of a product from us, who then terminates this relationship because the customer can obtain a lower price by buying directly from the manufacturer. The loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity. We have experienced losses of certain customers through industry consolidation and ordinary course of business and there can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.

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

Approximately 12% of our revenues during the fiscal year ended December 31, 2004 were generated outside of the United States in countries that may have political or other risks.

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

We had outstanding debt in the amount of approximately $2.6 million and $5.2 million at December 31, 2004 and December 31, 2003, respectively, in the form of a bank line of credit which is based on accounts receivable. If we violate our loan covenants, default on our obligations or become subject to a change of control, our indebtedness would become immediately due and payable. Our credit facility is secured by substantially all of our assets and borrowing availability is based primarily on a percentage of eligible accounts receivable. Consequently, any significant decrease in eligible accounts receivable will limit our ability to borrow additional funds to adequately finance our operations and expansion strategies. The terms of our credit facility could substantially prohibit us from incurring additional indebtedness, which could limit our ability to expand our operations. The terms of our credit facility also include negative covenants that, among other things, limit our ability to sell certain assets and make certain payments, including but not limited to, dividends, repurchases of common stock and other payments outside the normal course of business as well as prohibiting us from merging or consolidating with another corporation or selling all or substantially all of our assets.

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

Prior to our initial public offering in June 2004, there was not a public market for our common stock. An active trading market for our common stock may never develop or be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares. The stock market in general and the market for telecommunications-related stocks in particular, has been highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section of this Form 10-K. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation against us could result in substantial costs and divert our management’s attention and resources.

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

If our two largest stockholders have strategic interests that are similar and that differ from those of our other stockholders, and if those two stockholders vote in the same manner, they may be able to cause results that the other stockholders do not believe to be beneficial to their interests.

Two of our stockholders, in the aggregate, beneficially own approximately 61.6% of our outstanding common stock. To the extent that these stockholders vote their shares similarly, they will be able to exercise control over many matters requiring approval by the board of directors or our stockholders. As a result, they would be able to:

•       control the composition of our board of directors;

•       control our management and policies;

•       determine the outcome of significant corporate transactions, including changes in control that may be beneficial to stockholders; and

•       act in their mutual interests, which may conflict with, or be different from, the interests of other stockholders.

Available Information

Our website at www.infosonics.com provides a link to the Securities and Exchange Commission’s website where our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (including exhibits and supplementary schedules) and amendments to those reports, filed or furnished under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, can be accessed free of charge.

Item 2.                        Properties.

We provide our distribution services from our sales and operations centers located in San Diego, California and Miami, Florida. These facilities are occupied pursuant to operating leases. The table below summarizes information about our sales and operations centers as of December 31, 2004:

	Aggregate Square Footage	Approximate Monthly Rent
San Diego, California	32,000	$33,000
Miami, Florida *	12,000	$8,400

*                    Does not include expansion space lease entered April 1, 2005

We have entered into a new lease for an additional 10,000 square feet to expand our Miami offices and warehouse space. This lease is effective April 1, 2005 and expires on April 1, 2008. We believe that these facilities are adequate for our current requirements and that suitable alternative or additional space will be available as needed for alternative space or to accommodate future expansion of our operations.

Item 3.                        Legal Proceedings.

In the normal course of our business, we may be a party to legal proceedings. We are not currently a party to any material legal proceedings other than ordinary routine litigation incidental to our business.

Item 4.                        Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the America Stock Exchange under the symbol “IFO”. The following table sets forth the high and low closing prices for our common stock for the fiscal quarters subsequent to the commencement of trading from our initial public offering on June 17, 2004.

Fiscal Year 2004	High	Low
First quarter	n/a	n/a
Second Quarter	$5.85	$4.60
Third Quarter	$4.90	$3.30
Fourth Quarter	$5.00	$2.95

As of March 31, 2005 the closing price of our stock common stock on the American Stock Exchange was $2.52, and there were approximately seven shareholders of record, and an additional undetermined number of beneficial shareholders of which we are aware.

We have not paid any dividends and do not expect to pay any dividends in the foreseeable future. We expect to utilize future earnings to finance future growth.

Recent Sales of Unregistered Securities

None

Equity Compensation Plan Information.

Securities authorized for issuance under equity compensation plans as of December 31, 2004 are as follows:

Equity Compensation Plan Table

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,453,700	$2.61	180,000
Equity compensation plans not approved by security holders	N/a	N/a	N/a
Total	1,453,700	$2.61	180,000

Item 6.                        Selected Financial Data.

The summary consolidated historical financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes, and the other information included in this annual report. The summary financial data for each of the five years in the period ended December 31, 2004 is derived from our consolidated financial statements, which have been audited by Singer Lewak Greenbaum & Goldstein LLP, independent certified accountants, for the years ended December 31, 2000, 2001, 2002, 2003 and 2004. The summary financial data provided below is not necessarily indicative of our future results of operations or financial performance.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Operating Data:
Net sales	$73,406,390	$60,885,347	$44,534,671	$32,608,278	$38,303,973
Cost of sales	67,863,339	56,083,862	41,298,258	29,977,514	35,801,649
Gross profit	5,543,051	4,801,485	3,236,413	2,630,764	2,502,324
Operating Expenses	4,210,198	3,563,187	2,554,938	2,149,628	1,769,234
Operating income from Continuing Operations	1,332,853	1,238,298	681,474	481,137	733,090
Income (loss) from Discontinued Operations	(890,840)	562,181	(21,536,0	(370,335)	—
Net income (loss)	38,096	1,139,013	426,757	(72,894)	252,667
Diluted weighted-average number of shares outstanding	4,987,792	3,908,098	3,640,331	3,200,000	3,733,400
Diluted earnings (loss) per share Continuing Operations	$0.19	$0.15	$0.12	$(0.02)	$0.07

	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Total assets	18,719,756	12,698,819	6,021,013	3,867,661	5,389,257
Line of Credit	2,564,115	5,236,432	2,300,000	1,502,872	2,783,171
Short term debt	—	30,000	57,031	64,305	174,659
Current portion of notes payable-related parties	—	—	60,711	137,166	211,078
Total shareholders’ equity	12,438,998	2,397,500	1,067,966	641,209	693,508

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with the “Selected Financial Data” and our accompanying Consolidated Financial Statements and related notes contained in this annual report. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates were based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly. All references to results of operations in this discussion are references to results of continuing operations, unless otherwise noted.

Forward Looking Statements

Certain statements in this document constitute “forward-looking statements.” These forward-looking statements involve known or unknown risks, uncertainties and other factors that may be outside our control and that may cause the actual results, performance, or achievements of InfoSonics to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, the actions of competitors and customers are outside our control; and our ability to execute our business plans and to increase revenues and operating income is each dependent upon our ability to continue to expand our current businesses and to enter new business areas, as well as upon general economic conditions, and other factors. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Overview

We are one of the largest distributors of wireless handsets and accessories in the United States and Latin America. We distribute products of several key manufacturers, including Audiovox, Kyocera, LG, Motorola, Nokia, Samsung, VK Mobile, and others. As an integral part of our customers supply chain, we perform value added services and customization processes. Our distribution services include the purchasing, marketing, selling, software customization, warehousing, light assembly, programming, packing, shipping and delivery of handsets for wireless telecommunications from manufacturers to carriers (wireless network operators), agents, resellers, distributors, independent dealers and retailers in the United States and Latin America.

In January 2003, our Board of Directors approved an eight-for-one forward stock split to increase the number of shares outstanding from 800,000 to 6,400,000. This forward split did not become effective until May 2003 when the required filings were made with the state of California. Effective September 11, 2003, InfoSonics reincorporated in Maryland and effected a two-for-one reverse stock split. Per share amounts for all periods presented in this report have been adjusted to reflect this change.

In January 2004, we entered into four-year employment agreements with our Chief Executive Officer, Chief Financial Officer, Executive Vice President and Vice President of Sales and Marketing. These agreements call for base salaries which are approximately equal to the historical amounts of base salary and bonus paid to these individuals. The Compensation Committee will determine any bonuses paid to these individuals, excluding the Vice President of Sales and Marketing, whose employment agreement includes a base salary and commissions related to sales under his control.

Areas of Management Focus and Performance Indicators

We manage our business by focusing on the needs of our customers, developing and maintaining close relationships with manufacturers, entering new markets, and sourcing new and innovative products, while maintaining close attention to operational efficiencies and costs. The desired results of this focus are increased shipping volumes and improved efficiencies to enable higher levels of profitability and earnings growth. Other areas that we focus on include management execution, employee development, customer service, risk management, legal and ethical compliance, and corporate governance.

Performance indicators that are key for the monitoring and management of our business include operating and net income, cost of sales and gross profit percentage, operating expenses as a percent of revenues, and overall net sales growth. These items are specifically discussed further in this section. We make extensive use of our customized information system to closely monitor all aspects of our business, including customer relationship management, intelligent purchasing, inventory control, inventory flow, line item margin control for every order, and weighted average cost and statistical data for every product, customer and supplier. We believe a strong focus on providing better service to customers leads to increased customer satisfaction and resulting customer retention and potential increases in sales.

Management spends a significant amount of time traveling with the purpose of spending time with key customers, suppliers and employees. We believe that these relationships are vital to the success of the company and we will continue to dedicate a significant amount of time to this area. We also focus on management execution, quality delivery of services to customers, risk management, and corporate governance.

We believe the ultimate beneficiary of these focus areas is the shareholder and we keep the shareholder at the forefront of our discussions and decision-making.

Industry Trends, Challenges, Risks and Growth Opportunities

In 2004, worldwide wireless handset sales increased by approximately 25%, and are forecasted to increase 11% in 2005. A rapid decline in wireless handset sales growth could negatively impact our net sales. Higher than anticipated growth in demand could strain our resources and affect our ability to meet these unanticipated demands.

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

Company Specific Trends, Challenges Risks and Growth Opportunities

In 2004, net sales increased by 21%, and handset units sold increased by 10%. Although we have incorporated growth into our strategy, there can be no assurances these trends will continue. Similarly,

although we have experienced high levels of growth in income from continuing operations (61% increase over the prior year), we cannot anticipate future growth to be at the same levels. Our strategy incorporates overall growth elements for each aspect of our business, which we hope will result in continued earnings growth; however there can be no assurance that this trend will continue. Potential investment in growth opportunities and assumed additional risks could alter our earnings trend.

Results of Operations:

Year Ended December 31, 2004 Compared With Year Ended December 31, 2003

For the year ended December 31, 2004, we had income from continuing operations of $929,000, or $.19 per share, on net sales of $73.4 million. This is an increase of 61% when compared to the prior year of $577,000, or $.15 per share, on net sales of $60.9 million. The 21% increase in revenues is primarily attributable to a 10% increase in handset volume and a 10% increase in average selling price per unit.

For the year ended December 31, 2004 we incurred a loss from discontinued operations of $890,000, or $.18 per share, as compared with income of $562,000, or $.14 per share, for the year ended December 31, 2003. The $890,000 loss from discontinued operations affected our net income significantly, with net income for the December 31, 2004 fiscal year being $38,000 or $.01 per share, compared with net income of $1,139,000, or $.29 per share, for the year ended December 31, 2003.

For the year ended December 31, 2004, cost of sales was $67.9 million, or 92.4% of sales, compared with $56.1 million, or 92.1% of sales, for the year ended December 31, 2003. For the year ended December 31, 2004, our gross profit increased to $5,543,000 from $4,801,000, an increase of 15%, as compared with the prior year. The increase in gross profit is primarily the result of increased sales levels.

For the year ended December 31, 2004, operating expenses were $4.2 million, an increase of 18%, as compared with the prior year. As a percentage of net sales, operating expenses decreased to 5.7% from 5.9% for the prior year. The increase in operating expense dollars is a direct result of increased sales personnel and the necessary back office support staff, as well as additional costs associated with being a publicly traded company, including legal and accounting fees. The decrease in operating expenses as a percentage of revenues is a direct result of increased revenues together with management’s efforts to utilize efficiencies in an attempt to increase shareholder value.

For the year ended December 31, 2004, our operating income before interest and tax provision from continuing operations was $1,333,000, as compared with $1,238,000 for the year ended December 31, 2003. As a percentage of net sales, operating income before interest and tax provision from continuing operations was 1.8% for the year ended December 31, 2004 as compared to 2.0% for the year ended December 31, 2003. The slight decrease in operating income before interest and tax provision from continuing operations as a percentage of net sales for the year ended December 31, 2004 was a result of the factors discussed above, specifically the decrease in gross margin. The dollar increase in income from continuing operations is due to increased sales, increased gross profit dollars, and lower operating cost per dollar of revenue.

Year Ended December 31, 2003 Compared With Year Ended December 31, 2002

For the year ended December 31, 2003, we had income from continuing operations before interest and tax provision of $1.2 million, or $0.32 per share, on net sales of $60.9 million. This compares with income from continuing operations before interest and tax provision of $681,000, or $0.19 per share, on net sales of $44.5 million for the year ended December 31, 2002. As discussed below and in Note 2 to our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, net income for fiscal year 2003 has been restated from $1.3 million to $1.1 million as a result of changes in treatment of audit fees and stock options.

The increased net sales of 36.7% ($16,351,000) is primarily attributable to a 25.0% increase in sales personnel together with a 23.1% increase in average selling price per unit, and a 12.7% increase in handset volume. International revenues were 7% and 12% of total sales for the years ended December 31, 2003 and December 31, 2002 respectively, a dollar decrease of $639,000 for the same period. The decrease in international net sales, both dollars and as a percentage of total revenues resulted from our reallocation of sales efforts outside the United States to inside the United States.

For the year ended December 31, 2003, cost of sales was $56.1 million, or 92% of sales, compared with $41.3 million, or 93% of sales, for the year ended December 31, 2002. The 35.8% increase in cost of sales from fiscal 2002 to fiscal 2003 is consistent with the 36.7% increase in sales from fiscal 2002 to fiscal 2003.

For the year ended December 31, 2003, gross profit increased by $1.6 million, an increase of 48.4% as compared with the gross profit for the prior year. As a percentage of revenues, gross profit increased to 7.9% for the year ended December 31, 2003 from 7.3% for the year ended December 31, 2002. The increased gross profit is primarily the result of increased sales levels together with a higher average selling price per unit and a product mix consisting of a greater proportion of higher margin handsets, such as handsets with color displays and cameras.

For the year ended December 31, 2003, operating expenses were $3.6 million, an increase of 39.5%, as compared with the year ended December 31, 2002. As a percentage of sales, operating expenses increased to 5.9% from 5.7% for the prior year. The increase in operating expense is a direct result of increased sales personnel and the necessary back office support staff. In addition, we have restated our Consolidated Statement of Operations for the year ended December 31, 2003 to include a cash expense of approximately $76,000 related to audit fees (which previously were recorded as deferred offering expenses) and a non-cash expense of $190,000 resulting from a different valuation method (Black-Scholes) utilized to value options issued to a non-employee shareholder.

For the year ended December 31, 2003, our income from continuing operations before interest and tax provision was $1.2 million, an increase of 81.7% as compared with the year ended December 31, 2002. As a percentage of net sales, income from continuing operations before interest and tax provision was 2.0% for the year ended December 31, 2003, as compared to 1.5% for the year ended December 31, 2002. This increase, both dollars and as a percentage of net sales, is the result of the factors discussed above as well as the operational efficiency of the company which has allowed us to increase sales volumes at a high rate, while increasing operating expenses at a lower rate.

For the year ended December 31, 2003 provision for income taxes was $521,000, as compared to $190,000 for the year ended December 31, 2002. The increased tax provision is consistent with the increase of income before provision for taxes, from $638,000 for year ended December 31, 2002 to $1,098,000 for the year ended December 31, 2003. The effective tax rate decreased from 39% to 33% for the years ended 2002 and 2003 respectively. This decrease is due to territorial exclusions for the year ended 2003. Territorial exclusions are exclusions of income from foreign sales for tax purposes.

Financial Condition, Liquidity and Capital Resources

Cash

At December 31, 2004, we had $5,183,876 in cash; at December 31, 2003, we had $2,570 in cash. We believe the cash balance at December 31, 2004 is adequate for the next twelve months.

Year ended December 31, 2004

In the year ended December 31, 2004, net proceeds of $10 million from our initial public offering provided working capital for our growth and enabled profitability from continuing operations. Cash used in continuing operations was $1.4 million for the year ended December 31, 2004, compared with $4.4 million used for the year ended December 31, 2003. The decrease in the use of cash from operations was primarily due to the increase in cash provided from the decrease in accounts receivable ($1.1 million) which was offset by the increase in inventory levels ($3.0 million). In addition there was an increase in accounts payable ($364,000) which also contributed to the decrease in cash used by continuing operations.

Our discontinued operations provided cash of $192,000 for the year ended December 31, 2004, as compared with a use of $653,000 for the year ended December 31, 2003. The combined effect of continued and discontinued operations resulted in a decrease of cash used in operations to $1.2 million from $5.1 million in the prior year.

Net cash use for investing activities was $230,000 for the year ended December 31, 2004 as compared with $13,000 for the year ended December 31, 2003. The increase in cash used for investing activities is primarily related to the cost of new office and warehouse facilities and the necessary furniture, fixtures and equipment to support the increased space and capacity.

Net cash provided by financing activities was $6.6 million for the year ended December 31, 2004 as compared with $3.9 million for the year ended December 31, 2003. The difference is related to the net proceeds for sale of stock in our initial public offering of $10 million. In addition we reduced our revolving line of credit to $2.6 million at December 31, 2004 as compared with $5.2 million at December 31, 2003. This helped reduce our interest expense from $140,000 for the year ended December 31, 2003 to $96,000 for the year ended December 31, 2004.

Year ended December 31, 2003 and 2002

Cash from our line of credit and from operations have provided working capital for our growth. Cash provided under this line of credit was $3,236,000 and $797,000 for the years ended December 31, 2003 and 2002, respectively. For the year ended December 31, 2003, cash used in operating activities was $4,454,000, and for the year ended December 31, 2002, cash provided by operating activities was $537,000. The increase in the use of cash in operations for the year ended December 31, 2003 is primarily due to the increase in accounts receivable ($6,400,000 compared to the prior year) at year end resulting from increased sales levels which were heavily weighted towards the end of the year. In addition, this increase was affected by a few customers’ extending their payments beyond our standard 30 day payment terms. We worked with those customers to return them to 30-day cycles and we are constantly working to increase our overall collection efforts. Allowance for doubtful accounts increased from 1.1% to 3.8% of accounts receivable from December 31, 2002 to December 31, 2003. This increase was due primarily to a questionable account of approximately $125,000, which the Company resolved in 2004 through arbitration, and for which the Company has fully reserved at year end December 31, 2003. We do have an accounts receivable insurance policy, which provides for 90% coverage of the customer’s balance. In addition, inventory increased by $345,000, from December 31, 2002 to December 31, 2003, as a direct result of increased sales. Inventory reserves increased from 2.1% of inventory on hand at December 31, 2002 to 4.6% of inventory on hand at December 31, 2003. As part of our year-end inventory analysis, we identified specific items which, based on our estimated sales forecast, may require a reduction in carrying value.

Operating cash flows are also driven by our accounts payable which increased $630,000 at December 31, 2003 from the prior year. The amount outstanding on our line of credit also increased $3,200,000 at December 31, 2003 as compared to the prior year. The increase in our line of credit and accounts payable are related directly to our purchases from suppliers. Days sales outstanding at December 31, 2003 was 35 days as compared to 20 days for the year ended December 31, 2002. At year end 2002, we had many customers whose terms were cash or credit on delivery.

Our discontinued operations provided cash of $3,000 for the year ended December 2002. The combined effect of continued and discontinued operations resulted in cash provided by operations of $540,000.

Net cash used in investing activities for the year ended December 31, 2003 was $13,000, and net cash provided by investing activities for the year ended December 31, 2002 was $5,000.

Borrowings

We utilize a bank line of credit which is based upon eligible accounts receivable. For the years ended December 31, 2004, 2003 and 2002 amounts advanced against that line were approximately $2.6, $5.2, and $2.0, million, respectively. The credit line has been an important part of growing our business, and market changes affecting accounts receivable could diminish the borrowing base of available funds. For the years ended December 31, 2004, 2003 and 2002, advances were 47%, 77% and 52%, respectively, of the available borrowing base. This current facility expires May 15, 2005. Although there are no assurances, we believe that we will be able to extend this revolving line of credit with equal or better terms.

We believe that our existing cash resources, together with our projected cash flow from operations, will be sufficient to allow us to implement our strategy and growth plans.

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

Contractual Obligations

We lease corporate and administrative office facilities, and equipment under non-cancelable operating leases. Certain of these leases contain renewal options. Rent expense under these leases was approximately $348,000, $186,000 and $179,000 for 2004, 2003 and 2002, respectively.

The following is a schedule of future minimum rental payments required by the above leases. In addition, our future minimum lease requirements include obligations for the retail lease locations we have assigned to a third party, because we remain financially liable should the assignee default on the assigned leases. There are approximately two months of lease payments in escrow that are held by a third party in the event of assignee default. We believe these lease locations are very desirable and anticipate that, if necessary, we would be able to find a suitable tenant for these locations within two months after any default by the assignee.

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations*	$3,775,261	$1,108,338	$2,554,273	$112,650	—
Total	$3,775,261	$1,108,338	$2,554,273	$112,650	—

*                    includes buildings, retail kiosks and equipment

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk from changes in interest rates on our outstanding revolving line of credit. At December 31, 2004, we had approximately $2,564,000 outstanding, which could be affected by changes in short term interest rates. The interest rate for the revolving line of credit is the prime rate (5.25% at December 31, 2004) or LIBOR plus 2.25% for the first $500,000 and LIBOR plus 2.50% for amounts greater than $500,000.

Item 8.                        Financial Statements and Supplementary Data.

The information required by this item is included below in “Item 15 Exhibits, Financial Statements and Financial Statement Schedules.”

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.                Controls and Procedures.

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in reaching a reasonable level of assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2004, that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during such period.

Item 9B.               Other Information.

Not Applicable

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

Name	Age	Position with InfoSonics	Initial Date as Director
Joseph Ram	42	Chief Executive Officer, President and Director	1994
Abraham G. Rosler	43	Executive Vice President and Director	1998
Joseph C. Murgo	37	Vice President of Sales and Marketing	N/A
Jeffrey A. Klausner	33	Chief Financial Officer	N/A
Randall P. Marx(1)(2)(3)	52	Director	2003
Robert S. Picow(1)(2)(3)	49	Director	2003
Kirk A. Waldron(1)(2)(3)	43	Director	2005

(1)          Member of the Audit Committee of our Board.

(2)          Member of the Compensation Committee of our Board.

(3)          Member of the Nominating Committee of our Board.

Executive Officers and Directors

Joseph Ram, Founder, President, CEO & Director.   In 1994, Mr. Ram founded InfoSonics Corporation as a distribution center for telecom and business systems. Previously, between 1989 and 1993, as sales director for ProCom Supply, Mr. Ram was in charge of worldwide purchasing and oversaw all international sales.

Abraham G. Rosler, Executive Vice President & Director.   Mr. Rosler has served as Executive Vice President and a director of InfoSonics since 1998. Mr. Rosler oversees purchasing and all international sales. Prior to joining InfoSonics, Mr. Rosler was the managing director of a company that sold cellular accessories into Latin America. Mr. Rosler holds a Bachelor of Arts degree from the University of Nevada at Las Vegas.

Joseph C. Murgo, Vice President of North America Sales & Marketing.   Mr. Murgo has served as our Vice President of North American Sales and Marketing since February 2000. Mr. Murgo oversees our domestic sales department. Mr. Murgo was the director of sales at BrightPoint, Inc. from 1996 until 1999 and a national account manager for Ericsson, Inc. from 1999 until 2000. Mr. Murgo has an Associated Arts degree from Massachusetts Bay Community College.

Jeffrey A Klausner, Chief Financial Officer.   Mr. Klausner has served as our Chief Financial Officer since July 2003. Prior to joining InfoSonics, Mr. Klausner was responsible for financial management of Cable & Wireless’s Content Delivery Network, including caching and streaming, from 2000 until 2003. Prior to his work at Cable & Wireless, he was Corporate Controller for Sandpiper Networks, later merged with Digital Island and acquired by Cable & Wireless. Mr. Klausner started his career with Coopers & Lybrand in the technology and entertainment practice in Los Angeles. Mr. Klausner holds a Bachelor of Science in Management from Tulane University, and is a CPA in California.

Randall P. Marx, Director.   Mr. Marx has served as a director of InfoSonics since December 2003. Mr. Marx has served as Chief Executive Officer of ARC Wireless Solutions, Inc., (OTC:BB:ARCS) a publicly traded company engaged in antenna design and manufacture and the distribution of wireless network components, since February 2001 and has served as a director of ARC since May 1990. Mr. Marx served ARC as President from November 1991 until July 2000, as Treasurer and Principal Financial Officer from December 1994 until June 30, 2000 and as Director of Acquisitions from July 2000 until

February 2001. From 1983 until 1989, Mr. Marx served as President of THT Lloyd’s Inc., Lloyd’s Electronics Corp. and Lloyd’s Electronics Hong Kong Ltd., international consumer electronics companies.

Robert S. Picow, Director.   Mr. Picow has served as a director of InfoSonics since December 2003. Mr. Picow has served as Chairman of Cenuco (Amex:ICU), Inc., a publicly traded company engaged in wireless application development and software solutions, since April 2004, and as a director of Cenuco since July 2003. Mr. Picow has served as a director of Streicher Mobile Fueling, a fuel distribution company, since March 2001 and as a director of Fundamental Management Corporation, a private fund management company, since May 2001. Mr. Picow served as Vice Chairman and a director of BrightPoint from 1996 until 1997. Subsequent to his last position with BrightPoint in 1997, Mr. Picow was not employed until accepting the directorship in Fundamental Management Corporation in 2001. Mr. Picow was chief executive officer of Allied Communications, a cellular telephone and accessory distribution company, from its formation in 1986 until it merged with BrightPoint in 1996. Mr. Picow also serves on the board of trustees of the Children’s Place at Homesafe, a Palm Beach, Florida based charity.

Kirk A. Waldron, Director.   Mr. Waldron has served as a director of InfoSonics since January 2005. Mr. Waldron has served as Interim President of SMTEK International Inc. (NASDAQ:SMTI), a publicly traded company engaged in electronics third party manufacturing, since September 2004, and previous to that, he served as its Senior Vice President, Chief Financial Officer since April 2001. Mr. Waldron served as Director, President and Chief Executive Officer of AML Communications, Inc., a publicly traded manufacturer of amplifiers for wireless communications, from February 1999 until February 2001 and, before that, served as its Chief Financial Officer from 1996 through February 1999. From 1994 to 1996, Mr. Waldron was Chief Financial Officer at Dynamotion/ATI Corp., a publicly traded manufacturer of drills and routers for the integrated circuit board industry. Mr. Waldron is a Certified Public Accountant and holds a Bachelor of Science in Business Administration from the University of Southern California.

Audit Committee

In August 2003, our Board of Directors formed an Audit Committee. The Audit Committee performs the following functions:

•       to determine the independent auditors to be employed;

•       to discuss the scope of the independent auditors’ examination;

•       to review the financial statements and the independent auditors’ report;

•       to solicit recommendations from the independent auditors regarding internal controls and other matters;

•       to review all related party transactions for potential conflicts of interest;

•       to make recommendations to the Board; and

•       to perform other related tasks as requested by the Board of Directors.

Kirk A. Waldron, Randall P. Marx and Robert S. Picow are the members of the Audit Committee. The board has determined that Mr. Marx, Chairman of the Audit Committee, is an audit committee financial expert and that Messrs. Waldron, Marx and Picow are independent directors.

Compensation Committee

In August 2003, our Board of Directors formed a Compensation Committee. The members of the Compensation Committee are Kirk A. Waldron, Randall P. Marx and Robert S. Picow. The Compensation Committee performs the following functions, among others:

•       to develop executive compensation philosophy and establish and annually review and approve policies regarding executive compensation programs and practices.

•       to review and approve corporate goals and objectives relevant to the Chief Executive Officer’s compensation, evaluate the Chief Executive Officer’s performance in light of those goals and objectives and set the Chief Executive Officer’s compensation based on this evaluation.

•       to review the Chief Executive Officer’s recommendations with respect to, and approve annual compensation for, the Company’s other executive officers.

•       to establish and administer annual and long-term incentive compensation plans for key executives.

•       to recommend to the Board for its approval and, where appropriate, submission to the Company’s shareholders, incentive compensation plans and equity-based plans.

•       to recommend to the Board for its approval changes to executive compensation policies and programs.

•       to review and approve all special executive employment, compensation and retirement arrangements.

Nominating Committee

We also have a Nominating Committee, which is responsible for nominating potential directors and for considering nominations for potential directors submitted by our stockholders. Messrs Marx, Picow and Waldron serve on this committee. There have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934, as amended (the “Exchange Act”) requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. We believe that during the year ended December 31, 2004, our officers, directors and holders of more than 10% of our common stock complied with all Section 16(a) filing requirements. In making these statements, we have relied upon the written representation of our directors and officers and our review of the monthly statements of changes filed with us by our officers and directors.

Code of Ethics

The Company endeavors to adhere to provide assurances to outside investors and interested parties that the Company’s officers, directors and principal financial officer adhere to a reasonably responsible code of ethics and as such, we have adopted a code of ethics that applies to our executive officers, including Mr. Ram, our Chief Executive Officer, and Mr. Klausner, our Chief Financial Officer.

Item 11.                 Executive Compensation.

The following table sets forth in summary form, for each of the last three successive fiscal years ended December 31, 2004, the compensation we paid to our Chief Executive Officer and to our four other highest paid employees with at least $100,000 in compensation during any of those fiscal years (each of these persons is referred to herein as a “Named Executive Officer”).

Summary Compensation Table

	Annual Compensation				Long Term Compensation
					Awards		Payouts
Name and				Other Annual	Restricted			All Other
Principal	Fiscal	Salary	Bonus	Compensation	Stock	Options	Payouts	Compensation
Position	Year	($)(1)	($)(2)	($)(3)	Awards(#)	(#)	($)(3)	($)(4)
Joseph Ram	2004	275,000	0	18,024	—	—	—	—
Chief Executive	2003	118,800	172,551	21,125	—	—	—	—
Officer	2002	118,800	124,910	21,485	—	—	—	—
Abraham Rosler	2004	120,000	0	8,564	—	—	—	—
Executive Vice	2003	72,000	30,107	7,870	—	—	—	—
President	2002	72,000	28,875	6,752	—	—	—	—
Jeffrey Klausner	2004	150,000	0	—	—	—	—	—
Chief Financial	2003	52,500	—	—	—	250,000	—	—
Officer	2002	—	—	—	—	—	—	—
Joseph Murgo	2004	100,000	29,865	—	—	21,000	—	—
Vice President	2003	100,000	35,639	—	—	20,000	—	—
of Sales	2002	90,004	56,428	—	—	10,000	—	—

(1)          The dollar value of base salary (cash and non-cash) earned during the year indicated.

(2)          The dollar value of bonus (cash and non-cash) earned during the year indicated.

(3)          Unless otherwise shown, the aggregate amount of perquisites and other personal benefits, securities or property received by the named executive officers was less than either $50,000 or 10.0% of the total annual salary and bonus reported for such named executive officer, whichever is less. The amounts shown are for automobile and tax return preparation expenses paid by InfoSonics.

(4)          All other compensation received which InfoSonics could not properly report in any other column of the Summary Compensation Table.

Option Grants in Last Fiscal Year

The following table provides certain summary information concerning individual grants of stock options made to Named Executive Officers during the fiscal year ended December 31, 2004 under the our incentive plans. During fiscal year 2004, the Company granted stock options totaling 338,500 under the Company’s Incentive Plans to Named Executive Officers and employees.

Option Grants in Last Fiscal Year

	Number of Securities Underlying Options	% of Total Options Granted to Employees in	Exercise Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term*
Name	Granted (#)	Fiscal Year	($/Share)	Date	5%	10%
Joseph C Murgo	21,000	6.2%	$6.00	6-17-14	-0-	$68,998

*                    using December 31, 2004 stock price of $3.58 per share

Employment, Severance and Separation Agreements with Named Executive Officers

InfoSonics has entered into employment agreements dated as of January 1, 2004 with each of its executive officers. The employment agreements for each of Joseph Ram, Jeffrey Klausner and Abraham Rosler are substantially similar except with respect to the annual salary. Mr. Ram is to receive an annual salary of $275,000, Mr. Klausner is to receive an annual salary of $150,000, and Mr. Rosler is to receive an annual salary of $120,000. In addition, the each of them will be eligible for bonuses as determined by the Compensation Committee. There is no maximum bonus amount payable pursuant to these agreements. Each of the employment agreements with these executive officers has a term of four years.

The employment agreement for Mr. Murgo provides for an annual base salary of $100,000 plus a bonus of up to 200% of salary, depending on total sales levels and gross profits from sales generated by Mr. Murgo and the sales people that he supervises. There is no minimum bonus amount to be paid pursuant to this agreement. The percentages used to calculate the bonus may be revised by the Compensation Committee as other personnel are hired for certain sales activities. In addition, the Compensation Committee has the right to review Mr. Murgo’s employment agreement every six months and to change terms as the Committee deems appropriate. If Mr. Murgo does not agree to the changes, we have the right upon ten days’ notice to Mr. Murgo to amend the compensation payable under the agreement to a salary amount equal to 110% of the average monthly salary paid to Mr. Murgo for the previous 12 months.

All the agreements with the executive officers provide for the payment of severance under certain conditions. If the Company terminates an employment agreement other than for cause or as a result of a breach of a fiduciary or other obligation of the employee to InfoSonics, or if the employee terminates for “good reason” (as defined in the employment agreements), the employee is entitled to a severance payment equal to the greater of 50% of the salary payable over the remaining term of the employment agreement or 18 months of salary. If the employee voluntarily terminates his employment other than for “good reason” as defined in the employment agreement, the employee is not entitled to receive a severance payment. The definition of “good reason” includes a change in control of the Company.

Stock Option Plans

1998 Stock Option Plan

In June 1998, our Board of Directors and stockholders approved a Stock Option Plan (the “1998 Plan”) that allowed us to issue options to purchase up to 50,000 shares of common stock to key executives. The 1998 Plan was amended effective December 31, 2001 to extend the term of the 1998 Plan until May 31, 2008 and to increase the number of shares underlying options granted under the 1998 Plan to 858,700. Options granted under the 1998 Plan are not incentive stock options under the Internal Revenue Code. The 1998 Plan is administered by a committee appointed by the Board of Directors. Members of the committee are not eligible to receive options under the 1998 Plan. The committee has complete discretion, subject to the terms of the 1998 Plan, to determine the individuals to whom options will be granted, the number of shares subject to each option, and the vesting and other provisions of the options. Under the 1998 Plan, options may be granted to officers and department heads of the Company. Options granted under the 1998 Plan expire ten years after the date of grant. At December 31, 2004, options to purchase 858,700 shares of common stock were outstanding under the 1998 Plan and no additional options could be granted under the 1998 Plan. All options that have been granted pursuant to the 1998 Plan are fully vested.

2003 Stock Option Plan

Pursuant to our 2003 Stock Option Plan, we may grant options to purchase an aggregate of 1,400,000 shares of common stock to key employees, non-employee directors and key individuals selected by the option committee. During January 2005, the board of directors increased the number of options available for grant under the 2003 Plan from 775,000 to 1,400,000. The options granted pursuant to the 2003 Plan may be incentive options qualifying for beneficial tax treatment for the recipient, non-qualified options, or non-qualified, non-discretionary options. Only our employees or employees of subsidiaries are eligible for incentive options, and employees and other persons who have contributed or are contributing to our success are eligible for non-qualified options. Non-qualified, non-discretionary options may be granted only to outside directors. With respect to options granted to persons other than outside directors, the 2003 Plan is administered by an option committee that determines the terms of the options subject to the requirements of the 2003 Plan. Under the terms of the 2003 Plan, our Compensation Committee of the Board of Directors is permitted to serve, and has served, as the option committee. The portion of the 2003 Plan concerning non-qualified, non-discretionary options provides that outside directors automatically receive options to purchase 15,000 shares of common stock pursuant to the 2003 Plan at the time of their initial election as an outside director. The Chairman of the Audit Committee will automatically receive additional options to purchase 5,000 shares at the time of election as Chairman of that Committee. The options held by outside directors are not exercisable at the time of grant, but options to purchase one-third of the shares become exercisable for each outside director on December 31 of each of the first three years immediately following the date of grant of these options to the outside director. The exercise price for the non-qualified, non-discretionary options granted prior to our initial public offering was the initial public offering price of $ 6.00 per share. Shares acquired upon exercise of these options cannot be sold for six months following the date of grant. If not previously exercised, non-qualified, non-discretionary options that have been granted expire five years after the date of grant. The non-qualified, non-discretionary options also expire 90 days after the option holder ceases to be a member of our Board of Directors. At any time that all of an outside director’s options have become exercisable, non-qualified, non-discretionary options to purchase an additional 15,000 shares, which are not exercisable at the time of grant, shall be granted automatically to that outside director. A similar automatic grant of non-discretionary options to purchase 5,000 shares will occur to the Chair of the Audit Committee as such time as the previously granted options to purchase 5,000 shares have become exercisable.

All options granted under the 2003 Plan will become fully exercisable upon the occurrence of a change in control of InfoSonics or certain mergers or other reorganizations or asset sales described in the 2003 Plan. Options granted pursuant to the 2003 Plan generally are not transferable during the optionee’s lifetime. Subject to the other terms of the 2003 Plan, the option committee has discretion to provide vesting requirements and specific expiration provisions with respect to the incentive options and non-qualified options granted. At December 31, 2004, options to purchase 641,500 shares of common stock were outstanding under the 2003 Plan and options to purchase 133,500 shares were available to be granted pursuant to the 2003 Plan.

Compensation of Outside Directors

In December 2003, we elected three outside directors. In addition to grants of options described above in “Stock Option Plans—2003 Stock Option Plan,” outside directors receive $13,500 per year, payable quarterly, for serving as directors. The Chairman of the Audit Committee will receive an additional $2,000 per year, payable quarterly. Outside directors also are reimbursed for out-of-pocket expenses incurred in fulfilling their duties as directors.

Compensation Interlocks and Insider Participation in Compensation Decisions

Messrs. Waldron, Marx and Picow serve on the Company’s Compensation Committee. None of these individuals served as a member of the compensation committee of another entity, which has an executive officer serving on the Compensation Committee of the Company. No executive officer of the Company served as a director of another entity, which had an executive officer serving on the Compensation Committee of the Company. Finally, no executive officer of the Company served as a member of the compensation committee of another entity, which had an executive officer serving as a director of the Company.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management.

The following table summarizes certain information as of March 31, 2005 with respect to the beneficial ownership of our common stock by each director, by all executive officers and directors as a group, and by each other person known by us to be the beneficial owner of more than five percent of our common stock:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percent of Class
Joseph Ram	2,600,000	(2)	48.04	%(2)
5880 Pacific Center Drive, San Diego, California 92121
Abraham G. Rosler	695,500	(3)	11.77	%(3)
5880 Pacific Center Drive, San Diego, California 92121
Joseph C. Murgo	76,000	(4)	1.44	%(4)
5880 Pacific Center Drive, San Diego, California 92121
Jeffrey A. Klausner	258,806	(5)	4.73	%(5)
5880 Pacific Center Drive San Diego, California 92121
Randall P. Marx	6,600	(6)	*
10601 W. 48th Avenue Wheatridge, Colorado 80033
Robert S. Picow	5,000	(7)	*
7534 Isla Verde Way Del Ray Beach, Florida 33446
Kirk A. Waldron	—	(8)	*
5880 Pacific Center Drive, San Diego, California 92121
All Officers and Directors as a Group (7 Persons)	3,641,406	(9)	56.43%
JRC, Inc.	920,000	(10)	17.25%
One Knightrider Court London EC4V 5JU United Kingdom

*                    Less than one percent

(1)          “Beneficial ownership” is defined in the regulations promulgated by the SEC as having or sharing, directly or indirectly, (1) voting power, which includes the power to vote or to direct the voting, or (2) investment power, which includes the power to dispose or to direct the disposition of shares of the common stock of an issuer. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of the date of this prospectus, are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)          Includes 540,000 shares of common stock owned by Ram Grantor Retained Annuity Trust, of which Mr. Ram is Trustee. Also includes currently exercisable options to purchase 200,000 shares.

(3)          Consists of 605,500 currently exercisable options held by the Abraham G. Rosler Family Trust dated July 30, 1999, of which Mr. Rosler is Trustee. Also includes currently exercisable options to purchase 90,000 shares.

(4)          Consists of shares underlying currently exercisable options.

(5)          This number includes options to purchase 120,000 shares which are currently exercisable. Mr. Klausner owns options to purchase 250,000 shares, one-third of which vested on July 1, 2004. Thereafter, 1/36th of the options become exercisable on the first day of each calendar month. For purposes of calculating the percentage of beneficial ownership for this chart, as of March 31, 2005, Mr. Klausner is deemed to beneficially own 258,806 shares of common stock underlying options that are currently exercisable or that will become exercisable within the next sixty days.

(6)          Mr. Marx holds options to purchase 20,000 shares, one-third of which became exercisable on December 31, 2004, and one-third of which become exercisable on each of December 31, 2005, and 2006 if Mr. Marx continues to be a director on those dates. Does not include options to purchase 15,000 shares held by Mr. Marx which become exercisable on December 31, 2005. For purposes of calculating the percentage of beneficial ownership for this chart, as of March 31, 2005, Mr. Marx is deemed to beneficially own 6,600 shares of common stock underlying options that are currently exercisable or that will become exercisable within the next sixty days.

(7)          Mr. Picow holds options to purchase 15,000 shares, one-third of which became exercisable on December 31, 2004, and one-third of which become exercisable on each of December 31, 2005, and 2006 if Mr. Picow continues to be a director on those dates. Does not include options to purchase 15,000 shares held by Mr. Picow which become exercisable on December 31, 2005. For purposes of calculating the percentage of beneficial ownership for this chart, as of March 31, 2005, Mr. Picow is deemed to beneficially own 5,000 shares of common stock underlying options that are currently exercisable or that will become exercisable within the next sixty days.

(8)          Does not include options to purchase 15,000 shares, which become exercisable on December 31, 2005.

(9)          Includes 1,241,906 shares underlying currently exercisable stock options held by officers and directors and reflects information contained in footnotes (1) through (8).

(10)   Includes 120,000 shares underlying currently exercisable common stock options. To our knowledge, JRC, Inc. is currently beneficially owned by three persons: Romani Romani, Roberto Romani and Cinzia Romani, each of whom owns approximately 33.3% of JRC, Inc.

Item 13.                 Certain Relationships and Related Transactions.

This section describes the transactions we have engaged in with persons who were directors or officers of InfoSonics at the time of the transaction, and persons known by us to be the beneficial owners of 5% or more of our common stock since January 1, 2003.

Stockholder Indebtedness

During the year ended December 31, 2004, we paid $30,000 toward principal indebtedness to JRC, Inc., or JRC, a United Kingdom corporation that beneficially owns approximately 17.3% of our common stock. We obtained a loan on November 21, 1997. As of December 31, 2004, this loan had been paid in full. (see Note 7 to the Financial Statements included in this Form 10-K).

Sales

We sell products to a distributor in Mexico, which until January 2004 was owned by Joseph Ram, our Chief Executive Officer, a director and principal stockholder, and Abraham Rosler, Executive Vice President and Director. Effective January 26, 2004, all of their interest in the Mexican corporation was transferred to InfoSonics for $3,600, and it is now held as a wholly-owned subsidiary of InfoSonics. Sales to this entity were $0 in 2004, $0 in 2003, and $140,800 in 2002. At December 31, 2004, there were no open accounts between this entity and InfoSonics.

Management Agreement

InfoSonics and JRC entered into a management agreement effective January 1, 2000. Pursuant to this Agreement, JRC, provided management services to InfoSonics, including introducing InfoSonics to potential customers and vendors; assisting InfoSonics in the establishment of the warehouse facilities in Miami, Florida and the pursuit of business in Latin America; consulting services with respect to investment banking; assisting in identifying potential business opportunities and strategies for European, Middle East, and Far East markets; and consulting with respect to the establishment of foreign subsidiaries and analyzing the specific risks associated with foreign operations. Pursuant to the agreement, InfoSonics paid JRC a management fee of $10,000 per month, including $120,000 during the year ended December 31, 2002, $100,000 during the year ended December 31, 2001, and $120,000 for the year ended December 31, 2000. JRC agreed to waive receipt of management fees for the months of November and December 2001. Although the management agreement by its terms expired on December 31, 2003, the parties had a mutual oral understanding that the agreement would be renewed for the foreseeable future. We subsequently determined not to renew the agreement beyond December 31, 2003 and in consideration for services rendered, JRC would receive a one-time grant of options to purchase an aggregate of 120,000 shares of common stock until December 31, 2008 at a price equal to 120% of the public offering price, or $7.20 per share. We recorded a non-cash expense in fiscal 2003 related to the issuance of these options of $190,000.

Conflicts of Interest Policies

Our Board of Directors and our officers are subject to certain provisions of Maryland law which are designed to eliminate or minimize the effects of certain potential conflicts of interest. In addition, our bylaws provide that any transaction between us and an interested party must be fully disclosed to our Board, and that a majority of the directors not otherwise interested in the transaction (including a majority of independent directors) must make a determination that the transaction is fair, competitive and commercially reasonable and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

All future transactions between us and any of our officers, directors, or 5% stockholders will be on terms no less favorable than could be obtained from independent third parties and will be approved by a majority of independent, disinterested directors of InfoSonics. We believe that by following these procedures, InfoSonics will be able to mitigate the possible effects of these conflicts of interest.

Other than as described in this section, and as described in “—Employment, Severance and Separation Agreements with Named Executive Officers” above, there are no material relationships between us and any of our directors, executive officers or known holders of more than 5% of our common stock.

Item 14.                 Principal Accounting Fees and Services.

The Audit Committee reviews and determines whether specific projects or expenditures with our independent auditors, Singer Lewak Greenbaum & Goldstein LLP (“SLGG”), potentially affect their independence. The Audit Committee’s policy requires that all services the Company’s independent auditor may provide to the Company, including audit services and permitted audit-related services, be pre-approved in advance by the Audit Committee. In the event that an audit or non-audit service requires approval prior to the next scheduled meeting of the Audit Committee, the auditor must contact the Chairman of the Audit Committee to obtain such approval. The approval will be reported to the Audit Committee at its next scheduled meeting.

The following sets forth the aggregate fees billed to us by SLGG LLP for the years ended December 31, 2004 and 2003.

Audit Fees

The aggregate fees billed for professional services rendered by SLGG for its audit of our annual financial statements and its review of our financial statements included in Forms 10-Q and 10-K in fiscal years 2003 and 2004 were $76,500 and $89,894 respectively.

Audit Related Fees

The aggregate fees billed for audit related services by SLGG in years 2003 and 2004 were $0 and $ 110,100 respectively. These fees were accrued in connection with the review of the Registration Statement on Form S-1

Tax Fees

There were no fees billed in by our independent auditors in each of years 2003 and 2004 for professional services for tax compliance, tax advice or tax planning.

All Other Fees

There were no fees billed in by our independent auditors each of years 2003 and 2004 for professional services other than the services described above.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules.

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules

See Item 8. Financial Statements and Supplementary Data beginning on page F-1.

(a)(3) Exhibits.

EXHIBIT INDEX

Number	Description
3.1	Certificate Of Incorporation(1)
3.2	Bylaws(1)
4.1	Specimen Common Stock Certificate(1)
4.2	1998 Stock Option Plan(2)
4.3	2003 Stock Option Plan(2)
10.1(a)	Management Agreement dated January 1, 2000 between InfoSonics and JRC, Inc.(1)
10.1(b)	Amendment dated November 1, 2001 to Management Agreement dated January 1, 2000 between InfoSonics and JRC, Inc.(1)
10.2	Distribution Agreement dated August 1, 2003 between InfoSonics and Samsung Telecommunications America, L.P.(1)
10.3	Standard Distributor Agreement dated August 19, 2003 between InfoSonics and Sony Ericsson Mobile Communications (USA) Inc.(1)
10.4	Stock Purchase Agreement dated as of January 26, 2004 among InfoSonics, InfoSonics Mexico, Inc., Joseph Ram and Abraham Rosler concerning InfoSonics de Mexico.(1)
10.5	Employment Agreement dated as of January 1, 2004 between InfoSonics and Joseph Ram.(1)
10.6	Employment Agreement dated as of January 1, 2004 between InfoSonics and Abraham Rosler.(1)
10.7	Employment Agreement dated as of January 1, 2004 between InfoSonics and Joseph Murgo.(1)
10.8	Employment Agreement dated as of January 1, 2004 between InfoSonics and Jeffrey Klausner.(1)
10.9	Lease Agreement effective April 1, 2004(3)
10.10	Credit Facility Agreement(3)
21	Subsidiaries of InfoSonics(1)
31.1	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002 filed herewith.
31.2	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002 filed herewith.
32	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 filed herewith.

(1)          Incorporated by reference from the Company’s Registration Statement on Form S-1, filed on January 30, 2004.

(2)          Incorporated by reference from Amendment No. 6 to the Company’s Registration Statement on Form S-1, filed on May 20, 2004.

(3)          Incorporated by reference from Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed on April 16, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act Of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 14, 2005
By:	/s/ JOSEPH RAM
Joseph Ram,
President and CEO

Pursuant to the requirements of the Securities Exchange Act Of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Signature and Title:
April 14, 2005
/s/ JOSEPH RAM
Joseph Ram,
President, Chief Executive Officer And Director
April 14, 2005
/s/ ABRAHAM ROSLER
Abraham Rosler,
Executive Vice President And Director
April 14, 2005
/s/ JEFFREY KLAUSNER
Jeffrey Klausner,
Chief Financial Officer
April 14, 2005
/s/ RANDALL P. MARX
Randall P. Marx,
Director
April 14, 2005
/s/ ROBERT S. PICOW
Robert S. Picow,
Director
April 14, 2005
/s/ KIRK WALDRON
Kirk Waldron,
Director

INFOSONICS CORPORATION AND SUBSIDIARIES
Consolidated Financial Statements
For the years ended December 31, 2004, 2003 and 2002
Table of Contents

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
InfoSonics Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of InfoSonics Corporation and subsidiaries as of December 31, 2004 and 2003 (restated), and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004, the year ended December 31, 2003 (restated) and the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoSonics Corporation and subsidiaries as of December 31, 2004 and 2003 (restated), and the consolidated results of their operations and their cash flows for the year ended December 31, 2004, the year ended December 31, 2002 (restated) and the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidation financial statements, the December 31, 2003 consolidated financial statements have been restated due to the overstatement of the Company’s deferred offering costs.

As discussed in Note 2 to the consolidated financial statements, the December 31, 2003 consolidated financial statements have been restated to reflect the fair value of stock options issued for services rendered.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Los Angeles, California
February 25, 2005

F-ii

INFOSONICS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2004 and 2003

	December 31
	2004	2003
		(as restated*)
ASSETS
Current assets
Cash and cash equivalents	$5,183,876	$2,570
Trade accounts receivable, net of allowance for doubtful accounts of $250,000 and $359,990	7,596,104	8,633,284
Inventory, net of reserves of $141,086 and $76,820	4,640,756	1,575,999
Prepaid expenses	456,306	188,513
Net assets of discontinued operations	181,010	1,559,207
Deferred tax assets—current	285,000	515,650
Total current assets	18,343,052	12,475,223
Property and equipment, net	237,853	37,312
Deferred offering costs	—	162,913
Deferred tax assets—noncurrent	67,000	—
Other assets	71,851	22,767
Total assets	$18,719,756	$12,698,215
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$2,564,115	$5,236,432
Book overdraft	—	867,555
Accounts payable	2,576,034	2,211,563
Accrued expenses	447,054	144,278
Income taxes payable	—	821,982
Notes payable—related party	—	30,000
Net liabilities of discontinued operations	693,542	988,891
Total current liabilities	6,280,745	10,300,701
Stockholders’ equity
Preferred stock, $0.001 par value 10,000,000 shares authorized 0 and 0 shares issued and outstanding	—	—
Common stock, $0.001 par value 40,000,000 shares authorized 5,212,000 and 3,200,000 shares issued and outstanding	5,212	3,200
Additional paid-in capital	10,529,652	528,263
Retained earnings	1,904,147	1,866,051
Total stockholders’ equity	12,439,011	2,397,514
Total liabilities and stockholders’ equity	$18,719,756	$12,698,215

*—Refer to Note 2, Restatement of Consolidated Financial Statements.

INFOSONICS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
December 31, 2004, 2003 and 2002

	For the Year Ended December 31,
	2004	2003	2002
	(as restated*)
Net sales	$73,406,390	$60,885,347	$44,534,671
Cost of sales	67,863,339	56,083,862	41,298,259
Gross profit	5,543,051	4,801,485	3,236,412
Operating expenses	4,210,198	3,563,187	2,554,938
Operating income from continuing operations	1,332,853	1,238,298	681,474
Other income (expense)
Interest income (expense)	(95,941)	(140,453)	(43,497)
Income from continuing operations before provision for income taxes	1,236,912	1,097,845	637,977
Provision for income taxes	307,976	521,013	189,684
Income from continuing operations	928,936	576,832	448,293
Income (loss) from discontinued operations	(890,840)	562,181	(21,536)
Net income (loss)	$38,096	$1,139,013	$426,757
Basic earnings per share
From continuing operations	$0.22	$0.18	$0.14
From discontinued operations	$(0.21)	$0.18	$(0.01)
Net Income	$0.01	$0.36	$0.13
Diluted earnings per share
From continuing operations	$0.19	$0.15	$0.12
From discontinued operations	$(0.18)	$0.14	$(0.01)
Net Income	$0.01	$0.29	$0.12
Basic weighted-average number of shares outstanding	4,290,546	3,200,000	3,200,000
Diluted weighted-average number of shares outstanding	4,987,792	3,908,098	3,640,331

*—Refer to Note 2, Restatement of Consolidated Financial Statements.

INFOSONICS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders Equity
December 31, 2004, 2003 and 2002

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2001	3,200,000	$3,200	$337,729	$300,280	$641,209
Net income				426,757	426,757
Balance, December 31, 2002	3,200,000	3,200	337,729	727,037	1,067,966
Stock Options issued for services rendered			190,534		190,534
Net Income (as restated*)				1,139,014	1,139,014
Balance, December 31, 2003 (as restated*)	3,200,000	3,200	528,263	1,866,051	2,397,514
Stock issued for cash	2,012,000	2,012	12,051,988		12,054,000
Stock Issuance Costs			(2,050,599)		(2,050,599)
Net income				38,096	38,096
Balance, December 31, 2004	$5,212,000	$5,212	$10,529,652	$1,904,147	$12,439,011

*—Refer to Note 2, Restatement of Consolidated Financial Statements.

INFOSONICS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
December 31, 2004, 2003 and 2002

	For the Year Ended December 31,
	2004	2003	2002
	(as restated*)
Cash flows from operating activities
Net income from continuing operations	$928,936	$576,832	$448,293
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities
Depreciation and amortization	28,390	10,688	8,688
Loss on disposal of fixed assets	2,017	1,088	2,516
Provision for bad debt	(109,990)	325,979	(99,787)
Provision for obsolete inventory	62,606	48,509	28,311
(Increase) decrease in
Trade accounts receivable	1,147,170	(6,425,335)	(397,230)
Inventory	(3,127,363)	(344,759)	(130,280)
Prepaid expenses	(267,793)	(73,736)	(59,075)
Other assets	(49,084)	(1,274)	(988)
Increase (decrease) in
Accounts payable	364,471	629,597	660,879
Accrued expenses	302,789	165,428	(92,903)
Deferred tax asset current	230,650	—	(21,000)
Deferred tax asset non current	(67,000)	—	—
Income tax liabilities	(821,982)	632,362	189,620
Cash used in continuing operations	(1,376,183)	(4,454,621)	537,044
Cash provided by (used in) discontinued operations	191,994	(653,356)	3,077
Net cash provided by (used in) operating activities	(1,184,189)	(5,107,977)	540,121
Cash flows from investing activities
Purchase of property and equipment	$(230,920)	$(13,469)	$5,466
Net cash provided by (used in) investing activities	(230,920)	(13,469)	5,466
Cash flows from financing activities
Bank overdraft	(867,555)	867,555	—
Borrowings from line of credit	48,404,847	27,187,014	28,552,216
Payments on line of credit	(51,077,191)	(23,950,582)	(27,755,088)
Payments on subordinated notes payable—related parties	(30,000)	(57,509)	(108,391)
Cash paid for deferred offering costs	—	(162,913)	—
Offering costs	(1,887,686)	—	—
Cash received for stock	12,054,000	—	—
Net cash provided by (used in) financing activities	6,596,415	3,883,565	688,737
Net increase (decrease) in cash and cash equivalents	5,181,306	(1,237,881)	1,234,324
Cash and cash equivalents, beginning of period	2,570	1,240,451	6,127
Cash and cash equivalents, end of period	$5,183,876	$2,570	$1,240,451

*—Refer to Note 2, Restatement of Consolidated Financial Statements.

NOTE 1—ORGANIZATION AND LINE OF BUSINESS

InfoSonics Corporation (“InfoSonics”) was incorporated in February 1994 in the state of California. InfoSonics and its subsidiaries, Axcess Mobile, LLC (“Axcess Mobile”) and InfoSonics de Mexico (collectively, the “Company”) sell wireless telecommunication products and accessories to dealer agents and network operators. The Company also sells cellular phone subscriptions for a national cellular provider as well as cellular phones and accessories from retail locations in Southern California.  The Company’s principal markets are the United States and Latin America.

Purchase of InfoSonics de Mexico

On January 1, 2004, the Company purchased InfoSonics de Mexico, which distributes the Company’s products in Mexico (as discussed in Note 11), from two of the Company’s executives, for $3,600. The Company has accounted for the transaction as a merger between entities under common control in which the Company recognized the assets and liabilities transferred at their carrying amounts at the date of transfer. The assets of InfoSonics de Mexico were 0.36% of InfoSonics’ consolidated assets as of January 1, 2004.

Stock Split

In May 2003, the Company effected an eight-to-one stock split of its common stock. On September 11, 2003, the Company effected a one-for-two reverse split of its common stock. All share and per share data have been retroactively restated to reflect both stock splits.

NOTE 2—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2003

The Company has restated its 2003 consolidated financial statements for the following:

Deferred offering costs—The Company had previously included in deferring offering costs the audit fees relating to the audits of its financial statements for the years ended December 31, 1999 to December 31, 2003. Such costs were incurred during fiscal year 2003, in connection with the Company’s anticipated initial public offering. Subsequent to year-end, management determined that such capitalization was improper and did not meet the guidelines established under the SEC’s Staff Accounting Bulletin #5.

As a result, the Company determined that their 2003 consolidated financial statements required restatement. The restatement adjustment is reflected as a reduction of the Company’s deferred offering costs. The after-tax effect of the related restatement adjustment decreased the Company’s net income for the year ended December 31, 2003, by $44,143. Stock option expense. On December 31, 2003, the Company issued 120,000 shares of the Company’s common stock to one its stockholders for services rendered. The Company had previously determined that the fair value of such options was based on the current intrinsic value of the options as the exercise price of such options was based on a future event. As a result a charge was not recorded in connection with the issuance of such options as the exercise price of the stock options granted was not less than the fair market value of the Company’s common stock price as of the date of grant. Subsequent to year-end, management determined that the accounting treatment of such options was incorrect and did not meet the guidelines established under Statement on Financial Accounting Standard (“SFAS”) No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18.

In accordance with SFAS No. 123 and EITF Issue No. 96-18, all transactions in which goods and services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. In connection with the issuance, the Company determined that the fair value of

NOTE 2—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2003 (Continued)

the stock options granted was a more reliable measure of value than the value of consideration received. The Company used the Black-Scholes option-pricing model to determine the fair value of the stock option grant.

As a result, the Company determined that their 2003 consolidated financial statements required restatement. The restatement adjustment is reflected as an increase in the Company’s operating expenses. The after-tax effect of the related restatement adjustment decreased the Company’s net income for the year ended December 31, 2003, by $114,636.

A summary of the fiscal 2003 financial statement amounts impacted by the restatement adjustments is as follows, note that these amounts include the changes due to discontinued operations (see note 2):

	As	Restatement
	Previously	Adjustments
	Reported	A	B	As Restated
Year ended December 31, 2003
Operating expenses	$3,296,153	$76,500	$190,534	$3,563,187
Income from operations	1,364,879	(76,500)	(190,534)	1,097,845
Provision for income taxes	629,268	(32,357)	(75,898)	521,013
Net income	1,297,792	(44,143)	(114,636)	1,139,013
Basic earnings per share	0.41	(0.1)	(0.4)	0.36
Diluted earnings per share	0.33	(0.1)	(0.3)	0.29
At December 31, 2003
Deferred tax assets	439,752	—	75,898	515,650
Deferred offering costs	239,413	(76,500)	—	162,913
Total assets	12,698,817	(76,500)	75,898	12,698,215
Income taxes payable	854,339	(32,357)	—	821,982
Total liabilities	10,333,058	(32,357)	—	10,300,701

Restatement Adjustments:

A                To expense fees relating to the audit of the Company’s financial statements in conjunction with its initial public offering.

B                 To record the fair value of stock options granted to an outside consultant for services rendered.

NOTE 3—DISCONTINUED OPERATIONS

During the quarter ended September 30, 2004, the Company and its Board of Directors discussed Axcess Mobile, LLC and its mall-based kiosk locations and the Company began to implement actions necessary to close those mall-based kiosk locations. On October 28, 2004, the Company assigned the leases for six of the mall-based kiosk locations to a third party; however, the assignment did not release the Company from the future lease obligations. The third party assignee operates approximately 400 mall-based kiosks in 28 states. A third party is holding in escrow two months rent for the locations from the assignee, and in the event of default by the assignee those funds will be released to the Company. SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 prohibits the amortization of goodwill, but requires that it be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that its value has diminished or been impaired. As a result of the discontinued operation the Company has reassessed the goodwill and written down the value to zero, this

NOTE 3—DISCONTINUED OPERATIONS (Continued)

write down was recorded as an operating expense in the year end December 31, 2004. The other lease locations were closed in October 2004. The results of the discontinued operations are as follows:

	Year Ended December 31,
	2004	2003	2002
Net Sales	$2,706,134	$4,946,605	$3,930,642
Gross Profit	$1,368,834	$2,991,088	$2,078,666
Operating income (loss)	$(867,442)	$671,441	$61,253
Capital Expenditures	$45,847	$27,975	$8,174
Depreciation and Amortization	$15,454	$39,808	$34,651

As of December 31, 2004, Net assets of discontinued operations consist of receivables of $181,000, and Net liabilities of discontinued operations consists of accounts payable of $693,000. The Company is currently in the process of resolving these balances.

As of December 31, 2004, the plans for the discontinued operations were complete, however the Company expects to continue to record adjustments and expenses through discontinued operations as necessary.

NOTE 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of InfoSonics and its wholly owned subsidiaries, Axcess Mobile and InfoSonics de Mexico. All significant inter-company accounts and transactions are eliminated in consolidation.

Revenue Recognition and Allowance for Returns

Revenues for cellular phone sales are recognized upon (i) shipment of the products to customers, (ii) when collection of the outstanding receivables are probable and (iii) the final price of the product is determined. As part of the sales process, the Company may perform certain valued added services such as programming, software loading and quality assurance testing. Such services are considered an ancillary component of the sales process and amounts attributable to these processes are insignificant as such the Company does not allocate any portion of the revenue stream to such services. The Company recognizes as a reserve against the related receivables estimates for product returns based on historical experience and other judgmental factors, evaluates these estimates on an on-going basis and adjusts its estimates each period based on actual product return activity. The Company recognizes freight costs billed to its customers in revenue and actual freight costs incurred as a component of cost of revenue.

Comprehensive Income

The Company utilizes SFAS No. 130, “Reporting Comprehensive Income.”  This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company’s financial statements since the Company did not have any changes in equity from non-owner sources.

NOTE 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and in banks and credit card receivables. The Company maintains its cash deposits at numerous banks located throughout the United States, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

Trade Accounts Receivable

The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. As of December 31, 2004 and 2003, the allowance for doubtful accounts was $ 250,000 and $359,990, respectively.

Deferred Offering Costs

Costs incurred in connection with an anticipated equity offering under a letter of intent (see Note 7) are capitalized and will be recorded as a reduction to additional paid-in capital upon the completion of the funding. As of December 31, 2003, the Company capitalized deferred offering costs in the amount of $162,913. These amounts are included in deferred offering costs on the balance sheet at December 31, 2003. These amounts were taken against the gross proceeds from the completed equity offering in June 2004, and therefore have a zero balance at December 31, 2004.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories. The Company provides for the possible inability to sell its inventory by recording a reserve. As of December 31, 2004 and 2003, the inventory obsolescence reserve was $ 141,086 and $76,820, respectively.

Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over estimated useful lives of three to seven years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, and accrued expenses. The book value of all other financial instruments are representative of their fair values.

Stock-Based Compensation

Stock-based awards to non-employees are accounted for using the fair value method in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, and EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.

NOTE 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. The disclosure provisions are required, however, for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described In Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.

The Company has adopted the disclosure requirements of SFAS No. 148 effective January 1, 2003. The adoption of this standard did not have a significant impact on the Company’s  financial condition or operating results.

The Company accounts for stock-based awards to employees and board of directors for services provided as members of the board using the intrinsic value method in accordance with APB Opinion No. 25 and FIN No. 44. As permitted by SFAS No. 123, as amended by SFAS No. 148, the Company has chosen to continue to account for its employee stock-based compensation plans under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123, as amended by SFAS No. 148.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share for the years ended December 31, 2004, 2003 and 2002 would have been decreased to the pro forma amounts indicated below:

	2004	2003	2002
	(as restated*)
Net income as reported	$38,096	$1,139,014	$426,757
Stock based employee compensation cost, Net or related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(154,511)	(49,605)	(5,041)
Pro forma	(116,425)	1,089,409	421,716
Basic earnings per common share as reported	0.01	0.36	0.13
Stock based employee compensation cost, Net or related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(0.04)	(0.02)	—
Pro forma	(0.03)	0.34	0.13
Diluted earnings per common share as reported	0.01	0.29	0.12
Stock based employee compensation cost, Net or related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(0.03)	(0.01)	—
Pro forma	(0.02)	0.28	0.12

*—Refer to Note 2, Restatement of Consolidated Financial Statements.

NOTE 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2004, 2003 and 2002: dividend yields of 0%, 0%, and 0%, respectively; expected volatility of 62%, 61% and 0%, respectively; risk-free interest rates of 2.75%, 1.85% and 2.96%, respectively; and expected lives of 2.96, 2.83, and five years, respectively. Values associated with common shares during the one year period preceding the expected filing date have been valued at the minimum amount the Company expects its initial public offering to be priced at, which is $4.50 per share.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Advertising Expense

The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the years ended December 31, 2004, 2003 and 2002 was $8,360, $19,490 and $8,705, respectively.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Earnings (Loss) Per Share

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The Company’s common share equivalents consist of stock options.

Segment and Geographic Reporting

The Company accounts for segments and geographic revenues in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The Company’s reportable segments are strategic business units that offer different products and services. In addition, the Company allocates revenues to geographic areas based on the location to which the product was shipped.

NOTE 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Major Suppliers

The Company contracts with various suppliers. Although there are a limited number of suppliers that could supply the Company’s inventory, management believes any shortfalls from existing suppliers would be absorbed from other suppliers on comparable terms. However, a change in suppliers could cause a delay in sales and adversely effect results.

During the year ended December 31, 2004 the Company purchased materials from three suppliers which accounted for 44%, 14% and 19% of total cost of sales. During the year ended December 31, 2003, the Company purchased materials from three suppliers, which accounted for 22%, 17%, and 13% of total cost of sales. During the year ended December 31, 2002, the Company purchased materials from three suppliers, which accounted for 28%, 14%, and 12% of total cost of sales.

Concentrations of Revenues and Credit Risk

The Company provides credit to its customers primarily in the United States and Latin America in the normal course of business. During the year ended December 31, 2004, two customers accounted for 10% and 9% of total product sales. During the year ended December 31, 2003, one customer accounted for 17% of total product sales. During the year ended December 31, 2002, two customers accounted for 12%, and 10% of total product sales.

At December 31, 2004, four customers accounted for 28%, 24%, 13% and 13% of accounts receivable. At December 31, 2003, four customers accounted for 19%, 17%, 17%, and 12% of accounts receivable. The Company does not obtain collateral with which to secure its accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses based upon the Company’s historical experience related to credit losses and any unusual circumstances that may affect the ability of its customers to meet their obligations. The Company also maintains an insurance policy, which covers its customer accounts, that helps to minimize the risk of loss. During November 2004, the Company renewed its insurance policy, which covers losses up to $8,000,000 and has a deductible of $50,000, with a 10% co-insurance.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151,”Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company’s financial statements.

NOTE 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In December 2004, the FASB issued SFAS No. 152,”Accounting for Real Estate Time-Sharing Transactions”. The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2,”Accounting for Real Estate Time-Sharing Transactions”. SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in

SFAS No. 66,”Accounting for Sales of Real Estate”, for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

In December 2004, the FASB issued SFAS No. 153,”Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29,”Accounting for Nonmonetary Transactions”. Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R),”Share-Based Payment”. SFAS 123(R) amends SFAS No. 123,”Accountung for Stock-Based Compensation”, and APB Opinion 25,”Accounting for Stock Issued to Employees.” SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statement.

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment for continuing operations at December 31, 2004 and 2003 consisted of the following:

	December 31
	2004	2003
Machinery and Equipment	$221,739	$118,935
Furniture and Fixtures	100,619	21,311
	322,358	140,246
Less Accumulated Depreciation	84,505	102,935
Total	$237,853	$37,311

Depreciation expense was $28,389, $10,688 and $8,688 for the years ended December 31, 2004, 2003 and 2002 respectively.

NOTE 6—LINE OF CREDIT

The Company has available a line of credit from a bank, which allows the Company and it’s subsidiaries to borrow up to a maximum of $7,500,000. The line of credit provides for advances not to exceed 85% of eligible domestic accounts receivable and 70% to 90% of foreign insured accounts, depending on the country of the debtor. The majority of the debtors are domestic. As of December 31, 2004, the Company’s available borrowing capacity is $ 5,450,087, which represents the maximum line of credit less restricted receivables.

Interest is payable on a monthly basis at prime (5.25% at December 31, 2004) or at the London Inter-Bank Offering Rate (1.34% at December 31, 2004), plus 2.25% for the first $500,000 and 2.5% for amounts over $500,000. The line of credit is collateralized by substantially all of the assets of the Company, personally guaranteed by the Company’s majority stockholder, and expires in May 2005. In addition, to reporting and other non financial covenants the line of credit contains certain financial covenants which require the Company to maintain a tangible net worth of not less than $1,050,000, a quick ratio of not less than 0.7-to-1, a debt-to-net worth ratio of not greater than 5-to-1 and maintain a quarterly net income after taxes of at least $1. Management believes the Company was in compliance with these covenants at December 31, 2004. At December 31, 2004 and 2003, the amounts drawn against the line of credit were $2,564,115 and $5,236,432, respectively.

NOTE 7—SUBORDINATED NOTE PAYABLE—RELATED PARTIES

Subordinated note payable—related parties at December 31, 2003 and 2002 was unsecured, bore interest at 15% per annum, was subordinated to the line of credit, and matured in December 2004. As of December 31, 2004 the balance of Note Payable—Related Parties was zero.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate and administrative offices, warehouse and distribution centers, retail wireless locations consisting of nine leased kiosks, and certain equipment under operating lease agreements, which expire through December 2009. Certain of the agreements contain renewal options. Future minimum payments under these operating lease agreements at December 31, 2004 were as follows:

Year Ending December 31,
2005	$1,108,338
2006	1,044,470
2007	1,032,121
2008	477,682
2009	112,650
Total	$3,775,261

Rent expense was $289,163, $186,294 and $179,062 for the years ended December 31, 2004, 2003 and 2002 respectively.

In January 2004, the Company entered into a building lease agreement for its corporate and administrative office facilities. The lease agreement is for a period of 84 months and requires month rental payments of $33,521. In addition, commencing on each anniversary date of the lease, the monthly rent will increase by 3%.

Litigation

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. As of December 31, 2004, the Company did not have any significant litigation outstanding, and management does not expect any matters to have a material impact on the Company’s liquidity or the financial statements taken as a whole.

Consulting Agreement

During the year ended December 31, 2003, the Company entered into a consulting agreement with an advisor related to certain financial and advisory services. This agreement as amended on March 25, 2004, provides for such services to be rendered for a twelve month period following the initial public offering date. In connection with such financial and advisory services the Company will be obligated to compensate the consultant in the amount of $7,500 per month for a period of twelve months. In addition, the Company will issue options to purchase 125,000 shares of the Company’s common stock at an exercise price of 120% of the initial public offering price. The options will be exercisable for a period of three years following the effective date of the initial public offering. This consultant was hired as an employee in July 2004, which resulted in termination of this consulting agreement

Vendors

The Company has entered written agreements with some of its supplier-manufacturers. One of these agreements requires a minimum amount of product to be purchased, and the Company has met the minimum purchase requirement. While the agreement with this supplier-manufacturer provides that additional minimum purchase requirements could be imposed on us, no additional requirements have been proposed to date.

NOTE 8—COMMITMENTS AND CONTINGENCIES (Continued)

Employee Agreements

The Company entered into an employment agreement with its Chief Executive Officer that expires on December 31, 2007. The employment agreement provides for an annual salary of $275,000. The agreement also provides that the Company may terminate the agreement upon 30 days written notice if termination is without cause. The Company’s only obligation would be to pay its Chief Executive Officer the greater of a) 18 months salary or b) one-half of the salary payable over the remaining term of the agreement which ever is greater.

The Company entered into an employment agreement with its Chief Financial Officer that expires on December 31, 2007. The employment agreement provides for an annual salary of $150,000. The agreement also provides that the Company may terminate the agreement upon 30 days written notice if termination is without cause. The Company’s only obligation would be to pay its Chief Financial Officer the greater of a) 18 months salary or b) one-half of the salary payable over the remaining term of the agreement which ever is greater.

The Company entered into an employment agreement with its Executive Vice President that expires on December 31, 2007. The employment agreement provides for an annual salary of $120,000. The agreement also provides that the Company may terminate the agreement upon 30 days written notice if termination is without cause. The Company’s only obligation would be to pay its Executive Vice President the greater of a) 18 months salary or b) one-half of the salary payable over the remaining term of the agreement which ever is greater.

The Company entered into an employment agreement with its Vice President of Sales and Marketing that expires on December 31, 2007. The employment agreement provides for an annual salary of $100,000 and an annual bonus based on the Company’s performance not to exceed $200,000. The agreement also provides that the Company may terminate the agreement upon 30 days written notice if termination is without cause. The Company’s only obligation would be to pay its Vice President of Sales and Marketing the greater of a) 18 months salary or b) one-half of the salary payable over the remaining term of the agreement which ever is greater.

NOTE 9—STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of preferred stock, which may be issued from time to time in one or more series by the Board of Directors. In addition, the Board is authorized to set the rights, preference, privileges, and restrictions of these shares, including dividends rights, conversion rights, voting rights, and liquidation preferences. These shares may have rights senior to those of the Company’s common stock holders. As of December 31, 2004 and 2003, the Company did not have any preferred shares outstanding.

Common Stock

During the year ended December 31, 2000, the Company issued a note payable in the amount of $250,000 to purchase 800,000 shares of common stock from a former officer. The note was paid off during the year ended December 31, 2002. There was no compensation charge recorded in connection with this transaction as the purchase price of the common stock was equal to the common stock’s fair market value.

In January 2004, the Company sold 12,000 shares of common stock at $4.50 per share for gross proceeds of $54,000. In June 2004 the Company sold 6,000,000 shares of common stock for gross proceeds of $12,000,000.

NOTE 9—STOCKHOLDERS’ EQUITY (Continued)

Stock Options

During June 1998, the Board of Directors approved the adoption of a stock option plan (the “1998 Plan”). The 1998 Plan is intended to provide incentives to key employees, officers, and directors of the Company who provide significant services to the Company. There are 858,700 shares available for grant under the Plan. The exercise price will be determined by the Option Committee. Options granted under the 1998 Plan vest in accordance with the terms established by the Company’s stock option committee and generally terminate 10 years after the date of issuance.

In September 2003, the Board of Directors approved the 2003 stock option plan (the “2003 Plan”). The 2003 Plan is intended to provide incentives to key employees, officers, and directors of the Company who provide significant services to the Company. There are 775,000 options available for grant under the Plan. In January 2005 the Board of Directors increased the number of options available under the 2003 Stock Option Plan to 1,400,000 options available for grant under the Plan Options granted may be either incentive options, non-qualified options or non-discretionary options. Incentive and non-qualified options will vest over a period of time as determined by the Board of Directors for up to 10 years from the date of grant. Non-discretionary options may be granted only to non-employee directors, vest over a period of three years and expire five years after the date of grant. The exercise price of the options granted under the 2003 Plan will be determined by the Board of Directors, provided that the exercise price is not less than the fair market value of the Company’s common stock on the date of grant.

The Company determined the fair value of its closely held shares using the discounted cash flow method. For the purposes of calculating the fair value the Company used the following weighted average assumptions for the years ended December 31, 2002: discount rate of 12.3%, risk free interest rate of 2.96%, cost of capital of 12.3%. This valuation resulted in a fair market value of the Company’s stock price of $.72 for the year ended December 31, 2002.

On December 11, 2003, the Company granted options to purchase 53,000 shares of the Company’s common stock to employees with an exercise price of $4.50 per share. The options vest upon issuance and expire ten years from the date of grant. A compensation charge was not recorded in connection with the issuance of such options as the exercise price of the stock options granted was not less than the fair market value of the Company’s stock price as of the date of grant.

On December 30, 2003, the Company granted options to purchase 250,000 shares of the Company’s common stock to its Chief Financial Officer. The exercise price of the options is $4.50 for the first 125,000 options and the initial public offering price or $6.00 per share for the remaining 125,000 options. One third of the options will be exercisable on July 1, 2004, and the remaining options will vest on a pro rata basis thereafter. A compensation charge was not recorded in connection with the issuance of such options as the exercise price of the stock options granted was not less than the fair market value of the Company’s stock price as of the date of grant.

On December 31, 2003, the Company granted non-discretionary options to purchase an aggregate of 50,000 shares of the Company’s common stock to three members of its board of directors for services to be provided as members of the Company’s board. The options have an exercise price of the fair market value of the common stock at the initial public offering price or $6.00 per share. One-third of the options become exercisable on the last day of each year starting December 31, 2004. The Company uses the intrinsic method to measure the value of stock-based compensation issued to their board of directors for services provided as a member of the Company’s board. A compensation charge was not recorded in connection with the issuance of such options as the exercise price of the stock options granted was not less than the fair market value of the Company’s common stock price as of the date of grant.

NOTE 9—STOCKHOLDERS’ EQUITY (Continued)

On December 31, 2003, the Company granted options to purchase 120,000 shares of the Company’s common stock to one of its stockholders for services previously rendered. These options were issued outside of the Company’s 1998 Plan and the 2003 Plan. The options have an exercise price equal to 120% of the fair market value of the common stock at the initial public offering price or $7.20 per share. The options vest at the earlier of the closing of the initial public offering or December 31, 2004 and terminate on December 31, 2008.

The Company uses the fair value method to measure the value of stock-based compensation issued to non-employees in accordance with SFAS No. 123 and EITF Issue No. 96-18. In accordance with such pronouncements all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. In connection with the issuance, the Company determined that the fair value of the stock options granted was a more reliable measure of value than the value of consideration received. Using the Black-Scholes option-pricing model the Company determined that the fair value of stock options granted was $190,534, which has been recorded as a consulting expense in the accompanying financial statements.

The following table summarizes stock option activity in the 1998 Plan and the 2003 Plan:

		Weighted-
		Average
	Number	Exercise
	of Shares	Price
Outstanding, December 31, 2001	834,300	$0.76
Granted during fiscal year 2002	24,400	$1.70
Outstanding, December 31, 2002	858,700	$0.79
Granted during fiscal year 2003	353,000	$4.50
Outstanding, December 31, 2003	1,211,700	$1.68
Granted during fiscal year 2004	338,500	$6.00
Outstanding, December 31, 2004	1,550,200	$2.62
Exercisable, December 31, 2004	1,048,367	$1.48

The weighted-average remaining contractual life of the options outstanding at December 31, 2004 was 6.71 years. The weighted-average fair value per share of options granted was $ 0.32, $1.79 and $0 for the years ended December 31, 2004, 2003 and 2002, respectively. The exercise prices of the options outstanding at December 31, 2004 ranged from $0.25 to $6.00, and information relating to these options is as follows:

				Weighted-	Weighted-
			Weighted-	Average	Average
			Average	Exercise	Exercise
	Stock	Stock	Remaining	Price of	Price of
Exercise	Options	Options	Contractual	Options	Options
Prices	Outstanding	Exercisable	Life	Outstanding	Exercisable
$0.25	400,000	400,000	3.97 years	$0.25	$0.25
$0.50	160,000	160,000	5.39 years	$0.50	$0.50
$1.00	14,400	14,400	5.48 years	$1.00	$1.00
$1.70	284,300	284,300	6.59 years	$1.70	$1.70
$4.50	353,000	189,667	8.99 years	$4.50	$4.50
$6.00	338,500	—	9.50 years	$6.00	$6.00
	1,550,200	1,048,367

NOTE 10—INCOME TAXES

The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended December 31, 2003, 2002, 2001 and the three months ended March 31, 2004 and 2003:

	For the Year Ended December 31,
	2004	2003	2002
	(As Restated*)
Current
Federal	$202,827	$361,961	$157,864
State	105,149	159,052	45,620
	307,976	521,013	203,484
Deferred
Federal	(222,000)	(410,702)	(5,000)
State	(63,000)	(104,948)	(2,000)
	(285,000)	(515,650)	(7,000)
Total	$22,976	$5,363	$196,484

*—Refer to Note 2, Restatement of Consolidated Financial Statements

The provision for (benefit from) income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2004, 2003, and 2002 :

	For the year ended December 31,
	2004	2003	2002
	(As restated*)
Statutory regular federal income tax rate	34.0%	34.0%	34.0%
State taxes net of federal benefit	6.0	1.0	4.7
Non-deductible entertainment	1.0	0.2	0.1
Other	11.0	(2.5)	—
Total	52.0%	32.6%	38.7%

*—Refer to Note 2, Restatement of Consolidated Financial Statements.

NOTE 10—INCOME TAXES (Continued)

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes as of December 31, 2004 and 2003 consisted of the following: (need to update from tax provision info)

	December 31,
	2004	2003
		(As Restated*)
Current deferred tax assets
Allowance for bad debt	$166,000	$154,220
Allowance for charge-backs	—	233,796
Property and equipment	(2,000)	5,176
Allowance for obsolete inventory	56,000	21,511
Accrued officer compensation	—	17,738
Stock options granted for services	—	75,898
Customer Rebates	18,000	—
Other accruals	47,000	—
Reserve for litigation accrual	—	7,311
Total Current deferred tax assets	285,000	515,650
Non-current deferred tax assets
Net operating loss carry-forward	67,000	—
Total non-current deferred tax assets	67,000	—
Net deferred tax assets	$352,000	$515,650

*—Refer to Note 2, Restatement of Consolidated Financial Statements.

NOTE 11—SEGMENT AND RELATED INFORMATION

SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information” requires that the Company disclose certain information about it operating segments where operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables for the years ended December 31, 2004, 2003 and 2002.

Geographical revenues for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Year ended December 31,
	2004	2003	2002
North America	$64,754,575	$56,375,979	$39,364,170
Latin America	8,564,078	2,449,441	2,683,532
Asia Pacific	—	1,517,687	2,486,969
Europe	87,737	542,240	—
Total	$73,406,390	$60,885,347	$44,534,671

During the years ended December 31, 2004, 2003 and 2002, no revenues from any individual country other than the United States were greater than 10% of the Company’s consolidated revenues.

NOTE 12—RELATED PARTY TRANSACTIONS

The Company sold its products to InfoSonics de Mexico, a related distributor in Mexico, which was owned by one of the Company’s stockholders. During the years ended December 31, 2004, 2003 and 2002, the Company had sales to this entity of $0, $0 and $140,800. As discussed in Note 1, on January 1, 2004 the Company purchased InfoSonics de Mexico from two of the Company’s executives. As of the date of purchase, all inter-company transactions will be eliminated upon consolidation.

The Company entered into a management services agreement with one of its stockholders for a monthly fee of $10,000. The agreement expired in December 2003. The Company recorded management fee expense of $0, $120,000 and $120,000 for the years ended December 31, 2004, 2003, 2002, respectively. We subsequently determined not to renew the agreement beyond December 31, 2003 and in consideration for services rendered, the stockholder would receive a one-time grant of options to purchase an aggregate of 120,000 shares of common stock until December 31, 2008 at a price equal to 120% of the public offering price, or $7.20 per share. We recorded a non-cash expense in fiscal 2003 related to the issuance of these options of $190,000.

NOTE 13—SUBSEQUENT EVENTS

Purchase of Primasel S.A.

On January 19, 2005, the Company purchased Primasel S.A., from Fanrock Investments Limited for up to 120,000 shares of InfoSonics common stock, based on sales of certain levels being achieved in the next three years. In addition InfoSonics will pay a cash earn-out tied to sales and profitability for sales in Argentina. The Company has accounted for the transaction as a stock purchase. As Primasel has no assets or liabilities at the time of the purchase, there was no good will recorded. In February 2005, Primasel S.A. changed its name to InfoSonics S.A.

Grant of Stock Option to Employees and Board of Directors members

In January 2005, the Company granted options to purchase an aggregate of 310,000 shares of its common stock to certain employees (the “Employee Options”). The Employee Options vest upon the later of 1) one year from the date on which the employee was hired by the Company; or 2) the date of grant. The Employee Options have an exercise price of $3.29 per share, which was the closing price per share of the Company’s common stock on January 21, 2005, and terminate three years from the date of grant.

In January 2005, the Company granted options to purchase 15,000 shares of common stock, to each of its three external board members in consideration for serving as independent members of the Company’s Board of Directors. These options vest on December 31, 2005 and terminate five years from the date of grant. These options have an exercise price of $3.29 per share, which was the closing price per share of the Company’s common stock on January 21, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders
InfoSonics Corporation and subsidiaries

Our audits were made for the purpose of forming an opinion on the basic restated consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic restated consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic restated consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic restated consolidated financial statements taken as a whole.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Los Angeles, California
February 25, 2005

SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts—Schedule II

	Balance, beginning of year	Additions charged to operations	Deletions from Reserve	Balance, end of year
Allowance for doubtful accounts
December 31, 2004	359,990	704,200	814,190	250,000
December 31, 2003 (as restated*)	34,011	569,743	243,764	359,990
December 31, 2002	133,798	189,236	289,023	34,011
Reserve for inventory obsolescence
December 31, 2004	78,480	1,398,442	1,335,838	141,084
December 31, 2003 (as restated*)	28,311	811,721	761,552	78,480
December 31, 2002	23,556	743,224	738,469	28,311

*—Refer to Note 2, Restatement of Consolidated Financial Statements.

EXHIBIT INDEX

Number	Description
3.1	Certificate Of Incorporation(1)
3.2	Bylaws(1)
4.1	Specimen Common Stock Certificate(1)
4.2	1998 Stock Option Plan(2)
4.3	2003 Stock Option Plan(2)
10.1(a)	Management Agreement dated January 1, 2000 between InfoSonics and JRC, Inc.(1)
10.1(b)	Amendment dated November 1, 2001 to Management Agreement dated January 1, 2000 between InfoSonics and JRC, Inc.(1)
10.2	Distribution Agreement dated August 1, 2003 between InfoSonics and Samsung Telecommunications America, L.P.(1)
10.3	Standard Distributor Agreement dated August 19, 2003 between InfoSonics and Sony Ericsson Mobile Communications (USA) Inc.(1)
10.4	Stock Purchase Agreement dated as of January 26, 2004 among InfoSonics, InfoSonics Mexico, Inc., Joseph Ram and Abraham Rosler concerning InfoSonics de Mexico.(1)
10.5	Employment Agreement dated as of January 1, 2004 between InfoSonics and Joseph Ram.(1)
10.6	Employment Agreement dated as of January 1, 2004 between InfoSonics and Abraham Rosler.(1)
10.7	Employment Agreement dated as of January 1, 2004 between InfoSonics and Joseph Murgo.(1)
10.8	Employment Agreement dated as of January 1, 2004 between InfoSonics and Jeffrey Klausner.(1)
10.9	Lease Agreement effective April 1, 2004(3)
10.10	Credit Facility Agreement(3)
21	Subsidiaries of InfoSonics(1)
31.1	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002 filed herewith.
31.2	Officers’ Certifications of Periodic Report pursuant to Section 302 of Sarbanes-Oxley Act of 2002 filed herewith.
32	Officers’ Certifications of Periodic Report pursuant to Section 906 of Sarbanes-Oxley Act of 2002 filed herewith.

(1)          Incorporated by reference from the Company’s Registration Statement on Form S-1, filed on January 30, 2004.

(2)          Incorporated by reference from Amendment No. 6 to the Company’s Registration Statement on Form S-1, filed on May 20, 2004.

(3)          Incorporated by reference from Amendment No. 2 to the Company’s Registration Statement on Form S-1, filed on April 16, 2004.