Form 10-Q
period 2005-03-31
INFOSONICS CORP
filed 2005-05-16
CIK 1274032

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2005.

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

Yes   ☐   No ☒

As of May 10, 2005, the Registrant had 5,212,000 shares outstanding of its $.001 par value common stock.

InfoSonics Corporation

Quarterly Report on FORM 10-Q For The Period Ended

March 31, 2005

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31 2005	December 31 2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,543,213	$5,183,876
Trade accounts receivable, net of allowance for doubtful accounts of $361,650 (unaudited) and $250,000	12,572,410	7,596,104
Inventory, net of reserves of $119,756 (unaudited) and $141,086	3,764,319	4,640,756
Prepaid Inventory	2,500,000	71,850
Prepaid expenses	216,235	384,456
Net assets of discontinued operations	176,947	181,010
Deferred tax assets - current	343,000	285,000

Total current assets	23,116,124	18,343,052

Property and equipment, net	267,234	237,853
Deferred tax assets - noncurrent	(2,000)	67,000
Other assets	86,266	71,851

Total assets	$23,467,624	$18,719,756

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Line of credit	$7,500,000	$2,564,115
Accounts payable	2,049,887	2,576,034

Accrued expenses	384,830	447,054
Income taxes payable	108,514	—
Net liabilities of discontinued operations	670,555	693,542

Total current liabilities	10,713,786	6,280,745

Stockholders’ equity
Preferred stock, $0.001 par value 10,000,000 shares authorized 0 and 0 shares issued and outstanding	—	—
Common stock, $0.001 par value 40,000,000 shares authorized 5,212,000 shares issued and outstanding	5,212	5,212
Additional paid-in capital	10,529,652	10,529,652
Retained earnings	2,218,974	1,904,147

Total stockholders’ equity	12,753,838	12,439,011

Total liabilities and stockholders’ equity	$23,467,624	$18,719,756

See accompanying notes.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

	For the Three Months Ended March 31,
	2005	2004

Net sales	$24,024,217	$18,743,319
Cost of sales	21,892,957	17,328,642

Gross profit	2,131,260	1,414,677
Operating expenses	1,566,914	1,020,981

Operating income from continuing operations	564,346	393,696

Other income (expense)
Interest income (expense)	(24,821)	(46,449)

Income from continuing operations before provision for income taxes	539,525	347,247
Provision for income taxes	218,610	117,758

Income from continuing operations	320,915	229,489
Loss from discontinued operations	(6,077)	(33,554)

Net income	$314,838	$195,935

Basic earnings per share
From continuing operations	$0.06	$0.07
From discontinued operations	$(0.00)	$(0.01)
Net Income	$0.06	$0.06
Diluted earnings per share
From continuing operations	$0.05	$0.06
From discontinued operations	$(0.00)	$(0.01)
Net Income	$0.05	$0.05

Basic weighted-average number of common shares outstanding	5,212,000	3,208,400

Diluted weighted-average number of common shares outstanding	5,856,686	3,916,498

See accompanying notes.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income from continuing operations	$320,915	$229,489
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities
Depreciation and amortization	13,690	(19,581)
Provision for bad debt	111,650	75,246
Provision for obsolete inventory	(21,330)	6,407
(Increase) decrease in
Trade accounts receivable	(5,087,956)	(225,617)
Inventory	897,767	293,681
Prepaid Inventory	(2,428,150)	97,587
Prepaid expenses	168,221	(55,322)
Other assets	(14,415)	(33,299)
Increase (decrease) in
Accounts payable	(526,147)	1,234,623
Accrued expenses	(62,224)	134,841
Deferred tax asset current	(58,000)	—
Deferred tax asset non current	69,000	—
Income tax liabilities	108,514	(182,978)

Cash provided by (used in) continuing operations	(6,508,564)	1,555,077
Cash provided by (used in) discontinued operations	(25,001)	286,575

Net cash provided by (used in) operating activities	(6,533,466)	1,841,652

Cash flows from investing activities

Purchase of property and equipment	(43,071)	(47,495)

Net cash provided by (used in) investing activities	(43,071)	(47,495)

Cash flows from financing activities
Bank overdraft	—	(867,555)
Borrowings from line of credit	18,422,466	4,903,062
Payments on line of credit	(13,486,592)	(5,734,535)
Cash paid for deferred offering costs	—	(137,931)
Cash received for stock	—	54,000

Net cash provided by (used in) financing activities	4,935,874	(1,782,959)

Net increase (decrease) in cash and cash equivalents	(1,640,663)	11,198

Cash and cash equivalents, beginning of period	5,183,876	2,570

Cash and cash equivalents, end of period	$3,543,213	$13,768

See accompanying notes.

InfoSonics Corporation

Notes to Consolidated Financial Statements

March 31, 2005

NOTE 1. Basis of Presentation

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

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, Axcess Mobile LLC, InfoSonics De Mexico, InfoSonics de Guatemala, InfoSonics El Salvador and InfoSonics S.A., all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited Consolidated Balance Sheet at March 31, 2005 does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Due to seasonal and other factors, the Company’s interim results may not be indicative of annual results. The unaudited Consolidated Statements of Income for the three months ended March 31, 2005 and the unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2005 are not necessarily indicative of the operating results or cash flows that may be expected for the entire year.

The Company has not changed its significant accounting policies from those disclosed in its financial statements as of and for the year ended December 31, 2004 as included in its Form 10-K for the year ended December 31, 2004 that was filed with the Securities and Exchange Commission. For further information, reference is made to the audited Consolidated Financial Statements and the notes thereto included in the Company’s financial statements as of and for the year ended December 31, 2004 as included in its Form 10-K.

NOTE 2. Acquisition

On January 19, 2005, the Company purchased Primasel S.A., from Fanrock Investments Limited for up to 120,000 shares of InfoSonics common stock, based on sales of certain levels being achieved in the next three years. In addition InfoSonics will pay a cash earn-out tied to sales and profitability for sales in Argentina. During the three months ended March31, 2005, no shares of common stock were issued related to this transaction and there was a cash earn-out of $135,000 related to sales and profitability. The Company has accounted for the transaction as a stock purchase. As Primasel had no assets or liabilities at the time of the purchase, there was no goodwill recorded. In February 2005, Primasel S.A. changed its name to InfoSonics S.A.

NOTE 3. Discontinued Operations

During the quarter ended September 30, 2004, the Company and its Board of Directors discussed Axcess Mobile, LLC and its mall-based kiosk locations and the Company began to implement actions necessary to close those mall-based kiosk locations. On October 28, 2004, the Company assigned the leases for six of the mall-based kiosk locations to an unrelated assignee; however, the assignment did not release the Company from the future lease obligations. The assignee operates approximately 400 mall-based kiosks in 28 states. A third party is holding in escrow two months rent for the locations from the assignee, and in the event of default by the assignee, those funds will be released to the Company.  The other lease locations were closed in October 2004.  SFAS No. 142, “Goodwill and Other Intangible Assets,” prohibits the amortization of goodwill, but requires that it be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that its value has diminished or been impaired. As a result of the discontinued operation, the

Company has reassessed the goodwill and written down the value to zero.  This write-down was recorded as an operating expense in the year end December 31, 2004. The results of the discontinued operations are as follows

	Three months ended March 31
	2005	2004
Net Sales	$-0-	$993,804
Gross Profit	-0-	$626,505
Operating loss	(6,077)	$(33,554)
Capital Expenditures	-0-	$37,050
Depreciation and Amortization	-0-	$3,990

As of March 31, 2005 and December 31, 2004, net assets of discontinued operations consist of receivables of $177,000 and $181,000, respectively, and net liabilities of discontinued operations consist of accounts payable of $671,000 and $693,000, respectively. The Company is currently in the process of resolving these balances.

As of March 31, 2005, the actions related to the discontinued operations had been completed, however the Company expects to continue to record adjustments and expenses concerning discontinued operations as necessary.

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

If compensation cost for the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company’s net income for the three months ended March 31, 2005 and March 31, 2004 would have been adjusted to the pro forma amounts indicated below:

	Quarter ended March 31,
	2005	2004
Net income as reported	$314,838	$195,935

Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(460,011)	(-0-)
Pro forma	$(145,173)	$195,935

Basic earnings per common share as reported	$0.06	$0.06
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	$(0.09)	$0.00
Pro forma	$(0.03)	$0.06

Diluted earning per share
As reported	$0.05	$0.05
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	$(0.08)	$0.00
Pro forma	$(0.03)	$0.05

NOTE 5. Earnings Per Share

The Company utilizes SFAS No. 128, ‘‘Earnings per Share.’’ Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The Company’s common share equivalents consist of stock options.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

	Three Months Ended March 31,
	2005	2004

Numerator: Net income	$314,838	$195,935
Denominator:
Denominator for basic earnings per share – weighted average shares	5,212,000	3,208,400
Effect of dilutive securities
Employee stock options	644,686	708,098
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	5,856,686	3,916,498

Basic earnings per share	$0.06	$0.06

Diluted earnings per share	$0.05	$0.05

Potential common shares have been excluded from the computation of diluted earnings per share due to their exercise price being greater than the Company’s weighted average stock price for the period. For the three months ended March 31, 2005 and 2004, the number of shares excluded were 1,131,750 and 473,000 respectively.

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

NOTE 7. Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventory consists of the following:

	March 31, 2005	December 31, 2004
Finished goods	$3,884,075	$4,709,992
Inventory reserve	(119,756)	(141,086)
Net inventory	3,764,319	4,568,906

NOTE 8. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2005	December 31, 2004
Machinery and Equipment	$107,393	$221,739
Furniture and Fixtures	258,035	100,619
	365,429	322,358
Less Accumulated Depreciation	98,195	84,505
Total	$267,234	$237,853

Depreciation expense was $28,389, $10,688 and $8,688 for the years ended December 31, 2004, 2003 and 2002 respectively.

NOTE 9. Revolving Bank Loan Agreements and Notes Payable

The Company has a line of credit from a bank, which provides for advances not to exceed 85% of eligible domestic accounts receivable and 70% to 90% of foreign insured accounts, depending on the country of the debtor, up to a maximum of $7,500,000. The majority of the debtors are domestic.

Interest is payable on a monthly basis at prime (5.75% at March 31, 2005) or at the London Inter-Bank Offering Rate (3.00% at March 31, 2005), plus 2.25% for the first $500,000 and 2.5% for amounts over $500,000. The line of credit is collateralized by substantially all of the assets of the Company, personally guaranteed by the Company’s majority stockholder, who is also our Chief Executive Officer, and expires in May 2005. In addition to reporting and other non-financial covenants, the line of credit contains certain financial covenants which require the Company to maintain a tangible net worth of not less than $1,050,000, a quick ratio of not less than 0.7-to-1, a debt-to-net worth ratio of not greater than 5-to-1, and require the Company to maintain a quarterly net income after taxes of at least $1. Management believes the Company was in compliance with these covenants at March 31, 2005. At March 31, 2005 and December 31, 2004, the amounts drawn against the line of credit were $7,500,000 and $2,564,115, respectively.

The Company has no other notes payable.

NOTE 10. Stockholders’ Equity

Stock Options

Effective January 21, 2005, the Company granted options to purchase an aggregate of 335,000 shares of its common stock to certain employees, including certain of the Company’s officers (the “Employee Options”). The Employee Options vest upon the later of 1) one year after the date on which the employee was hired by the Company; or 2) one year after the date of grant. The Employee Options have an exercise price of $3.29 per share, which was the closing price per share of the Company’s common stock on January 21, 2005. The Employee Options expire three years from the date of grant.

Effective January 21, 2005, the Company granted options to purchase 15,000 shares of common stock to each of its three outside board members as consideration for their serving as members of the Board of Directors. These options become exercisable on December 31, 2005 and terminate five years from the date of grant. These options have an exercise price of $3.29 per share, which was the closing price per share of the Company’s common stock on January 21, 2005.

NOTE 11. Recent Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (which would be December 31, 2005 for calendar-year companies). Retrospective application of interim financial information is permitted but is not required.  Management does not expect adoption of FIN No. 47 to have a material impact on the Company’s financial statements.

NOTE 12. Geographic Information

Revenues by geographical area for the three months ended March 31, 2005 and March 31, 2004:

	March 31, 2005	March 31, 2004
United States	$15,340,878	$17,483,406
Latin America	8,696,178	1,172,175
Europe	—	87,737
Total	$24,037,056	$18,743,318

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion and analysis should be read in conjunction with the accompanying Consolidated Financial Statements and related notes. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. On an ongoing basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in’’—Critical Accounting Policies,’’ and have not changed significantly.

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

Overview

We are one of the largest distributors of wireless handsets and accessories in the United States and Latin America. We distribute products of several key manufacturers, including Audiovox, Kyocera, LG, Motorola, Nokia, Samsung, VK Mobile, and others. As an integral part of our customers’ supply chain, we perform value added services and customization processes. Our distribution and customization services include the purchasing, marketing, selling, software customization, warehousing, assembly, programming, packing, hardware customization, shipping and delivery of handsets for wireless telecommunications from manufacturers to carriers (wireless network operators), agents, resellers, distributors, independent dealers and retailers in the United States and Latin America.

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

We successfully completed an initial public offering of our shares of common stock in June 2004 and our common stock is currently traded on the American Stock Exchange under the symbol “IFO”.

Due to seasonal and other factors, our interim results may not be indicative of annual results. Our operating results are influenced by several seasonal and other factors, which may cause our revenues and operating results to fluctuate on a quarterly basis, including but not limited to the timing and introduction of new products by our suppliers and competitors, promotions and subsidies by wireless network operators, purchasing patterns of customers, and the timing of holidays and other events affecting consumer demand.

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

Performance indicators that are key for the monitoring and management of our business include operating and net income, cost of sales and gross profit percentage, operating expenses as a percent of revenues, and overall net sales growth. These items are specifically discussed further in this section. We make extensive use of our customized information system to closely monitor all aspects of our business, including subsidiary performance, customer relationship management, intelligent purchasing, inventory control, inventory flow, line item margin control for every order, and weighted average cost and statistical data for every product, customer and supplier. We believe a strong focus on providing better service to customers leads to increased customer satisfaction and resulting customer retention and potential increases in sales.

Management spends a significant amount of time traveling with the purpose of spending time with key customers, suppliers and employees, as well as to identify new business opportunities both in the United States and Latin America. We believe that these relationships are vital to the success of the company and we will continue to dedicate a significant amount of time to this area. We also focus on management execution, quality delivery of services to customers, risk management, and corporate governance.

Industry Trends, Challenges, Risks and Growth Opportunities

In 2004, worldwide wireless handset sales increased by approximately 25%, and they are forecasted to increase 11% in 2005. A rapid decline in wireless handset sales growth could negatively impact our net sales. Higher than anticipated growth in demand could strain our resources and affect our ability to meet these unanticipated demands.

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

Company Specific Trends, Challenges, Risks and Growth Opportunities

For the three months ended March 31, 2005, net sales increased 28% and handsets sold increased 16% compared with the three months ended March 31, 2004. Although we have incorporated growth into our strategic objectives, there can be no assurance these trends will continue. Similarly, while we experienced a 55% increase in income from operations before provision for taxes for the three months ended March 31, 2005 and an increase in net income of 61% compared with March 31, 2004, we cannot anticipate future growth to be at the same levels. Our strategy incorporates overall growth elements for each aspect of our business, which we hope will result in continued earnings growth; however, there can be no assurance this trend will continue. Potential investment in growth opportunities and assumed additional risks could alter our earnings trend.

Risk Related to Our Business

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

We purchase wireless handsets and accessories principally from wireless communications equipment manufacturers and distributors. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing and other terms. Our agreements with our principal suppliers are non-exclusive, can be terminated on short notice and provide for certain territorial restrictions, as is common in our industry. For the three months ended March 31, 2005 our top supplier accounted for 85% of our purchases, compared to the three months ended March 31, 2004 our top supplier accounted for 31% of our purchases. Our suppliers may not offer us competitive products on favorable terms or with timely delivery. From time to time, we have been unable to obtain sufficient product supplies. Any failure or delay by our suppliers in supplying us with products on favorable terms may severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if these suppliers are unable to fulfill our product needs, or if any principal supplier imposes substantial price increases and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations.

Our continuing liabilities on leases from our former mall-based retail kiosk locations could have a negative impact on earnings and cash flow.

Although we have assigned our six remaining retail leases to a third party and we have received indemnification from the third party, we also remain liable to the lessor, for the respective remaining lease terms of one to three years, if the third party does not fulfill its obligations under the leases. As of December 31, 2004 the total potential liability under these leases was $1,629,520, which is partially offset by a $95,044 escrow deposit held for the benefit of InfoSonics to the extent that the third party should default on any of the assigned leases. This escrow is not reflected on our financial statements. This lease liability is discussed in the footnotes to our consolidated financial statements.

The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers will have a negative impact upon our revenues and could cause our stock price to decline.

Our two largest customers during the three months ended March 31, 2005 accounted for approximately 38% and 12% respectively, of our product sales. The markets we serve are subject to severe price competition. Additionally, our customers are not contractually obligated to purchase product from us. For these and other reasons such as competitive pricing and competitive pressures, customers may seek to obtain products or services from us at lower prices than we have been able to obtain from these customers in the past. This could occur, for example, in the case of a customer purchasing large quantities of a product from us, who then terminates this relationship because the customer can obtain a lower price by buying directly from the manufacturer. The loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity. We have experienced losses of certain customers through industry consolidation and ordinary course of business and there can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.

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

The past several years have witnessed a consolidation within the wireless network operator community. If this trend continues, it could result in a reduction or elimination of promotional activities by the remaining wireless network operators as they seek to reduce their expenditures, which could, in turn, result in decreased demand for our products or services. Moreover, consolidation of wireless network operators reduces the number of potential contracts available to us. We could also lose business if wireless network operators, which currently are our customers, are acquired by other wireless network operators which are not our customers. Wireless operators may also change their policy regarding sales to their agents by independent distributors, such as requiring those agents to purchase products from the wireless operator or manufacturer, rather than from distributors such as InfoSonics. This type of requirement could have a material adverse effect on our business and results of operations.

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

Approximately 36% of our revenues during the three months ended March 31, 2005 were generated outside of the United States in countries that may have political or other risks.

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

We had outstanding debt in the amount of approximately $7.5 million and $2.6 million at March 31, 2005 and December 31, 2004, respectively, in the form of a bank line of credit which is based on accounts receivable. If we violate our loan covenants, default on our obligations or become subject to a change of control, our indebtedness would become immediately due and payable. Our credit facility is secured by substantially all of our assets and borrowing availability is based primarily on a percentage of eligible accounts receivable. Consequently, any significant decrease in eligible accounts receivable will limit our ability to borrow additional funds to adequately finance our operations and expansion strategies. The terms of our credit facility could substantially prohibit us from incurring additional indebtedness, which could limit our ability to expand our operations. The terms of our credit facility also include negative covenants that, among other things, limit our ability to sell certain assets and make certain payments, including but not limited to, dividends, repurchases of common stock and other payments outside the normal course of business as well as prohibiting us from merging or consolidating with another corporation or selling all or substantially all of our assets. This current facility expires in May 2005. Although there are no assurances, we believe that we will be able to extend this revolving line of credit with equal or better terms.

The wireless telecommunications industry is intensely competitive and we may not be able to continue to compete against well-established competitors with greater financial and other resources.

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

Results of Operations:

Quarter ended March 31, 2005 compared With Quarter ended March 31, 2004

Net sales for the three months ended March 31, 2005 were $24.0 million, compared with $18.7 million for the three months ended March 31, 2004, an increase of 28%. The increase in net sales is primarily due to a 16% increase in units sold and a 9% increase in average unit selling price compared to the three months ended March 31, 2004. During the quarter ended March 31, 2005, the Company made significant progress with carrier direct sales both in the United States and Latin America. Net sales from Latin America increased to $8.7 million for the three months ended March 31, 2005, as compared with $1.2 million for the three months ended March 31, 2004. This increase is primarily the result of increased personnel and selling efforts in Latin America. Revenues in the United States were $15.3 million for the three months ended March 31, 2005 as compared with $17.5 million for the three months ended March 31, 2004. This decrease was primarily due to decreased net sales to the U.S. dealer agent channel, which was partially offset by an increase in net sales to the U.S. carriers.

Cost of sales for the three months ended March 31, 2005 was $21.9 million, or 91% of net sales, compared with $17.3 million, or 92.5% of net sales, for the three months ended March 31, 2004. The $4.6 million (26%) increase in cost of sales is consistent with our 28% increase in net sales.

Gross profit for the three months ended March 31, 2005 was $2.1 million, or 8.9% of net sales, compared with $1.4 million, or 7.5% of net sales, for the three months ended March 31, 2004. The 19% increase in gross profit percentage from 7.5% to 8.9% is due to our ability to secure product with greater margin opportunity during the quarter ended March 31, 2005.

Operating expenses for the three months ended March 31, 2005 were $1.6 million, or 6.5% of net sales, compared with $1.0 million, or 5.4% of net sales, for the three months ended March 31, 2004. The $600,000 increase is primarily due to expenses related to our operations in Latin America and increased personnel, both in the United States and Latin America, to drive and support our increased sales levels. We now also occupy larger office and warehouse facilities, and we incur additional costs (including legal and accounting costs) associated with being a publicly-traded company. The increase of operating expenses as a percentage of revenues is related to the factors discussed above.

Income from continuing operations for the three months ended March 31, 2005 was $565,000, representing an increase of 43% compared to the three months ended March 31, 2004. As a percentage of net sales, income from operations was 2.3% for the three months ended March 31, 2005 compared with 2.1% for the three months ended March 31, 2004. This increase in income from continuing operations, both in dollars and as a percentage of net sales, is the result of the factors discussed above, as well as our operational efficiency, which has allowed us to increase sales volumes at a higher rate than operating expenses.

For the three months ended March 31, 2005, we incurred a loss from discontinued operations of $6,000, or less than $.01 per share, as compared with a loss of $34,000, or $.01 per share, for the three months ended March 31, 2004.

Net income for the three months ended March 31, 2005 was $315,000, or $0.05 earnings per diluted share, compared to net income of $196,000, or $0.05 earnings per diluted share, for the three months ended March 31, 2004, representing a dollar increase of 61%. The increase in net income is primarily due to increased net sales, and increased gross profits both in dollars and as a percentage of net sales. Primarily because of our June 2004 initial public offering, the number of fully diluted shares was significantly higher for the first quarter of 2005 than for the first quarter of 2004.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Flows

At March 31, 2005, we had cash and cash equivalents of $3,542,639, and at December 31, 2004, we had cash and cash equivalents of $5,183,876.

During the quarter ended March 31, 2005, we continued to leverage our bank and vendor lines of credit to help fund our growth and increased profitability. The net cash used by operating activities was $6.5 million for the three months ended March 31, 2005 which resulted primarily from increased accounts receivable and increased inventory levels. The approximately $5 million increase in accounts receivable was due to increased sales in March 2005. The approximately $2 million increase in inventory was due to buying opportunities which were available to the Company at the end of the quarter ended March 31, 2005. The majority of these products were received and sold during April 2005. Allowance for doubtful accounts at March 31, 2005 increased to $362,000 compared to $250,000 at December 31, 2004. This increase was related to our increased sales levels and increased accounts receivable balance at March 31, 2005. We believe that at March 31, 2005, our reserve for doubtful accounts is adequate.

Days’ sales outstanding at March 31, 2005 were 38 days compared with 40 days at December 31, 2004. Normal payment terms require our customer payment on a net 30-day basis. We are constantly working with our customers to reduce our days’ sales outstanding.

The net cash used in investing activities was $43,000 for the three months ended March 31, 2005 compared with $47,000 for the three months ended March 31, 2004. This increase is primarily the result of expenditures for new furniture and fixtures related to increased office, technical assembly and warehouse space, as well as the technical tools and equipment necessary for the customization process.

The net cash provided by financing activities for the three months ended March 31, 2005 of $4.9 million is primarily the result of borrowings from our bank line of credit.

Our net working capital at March 31, 2005 was $12.8 million, compared with $12.4 million at December 31, 2004. This change was due primarily to our increased net income for the three months ended March 31, 2005.

Borrowings

We utilize a bank line of credit which is based upon eligible accounts receivable. As of March 31, 2005 and December 31, 2004, amounts advanced against that line were approximately $7,500,000 and $2,600,000, respectively. This credit line has been an important part of growing our business, and market changes affecting accounts receivable could diminish the borrowing base of available funds. As of March 31, 2005 and December 31, 2004, advances were 100% and 47%, respectively, of the available borrowing base. This current facility expires in May 2005. Although there are no assurances, we believe that we will be able to extend this revolving line of credit with equal or better terms. As of April 30, 2005, our net availability was approximately $3.7 million

We believe that our existing cash resources, together with our projected cash flow from operations and the net proceeds from our bank line of credit, will be sufficient to allow us to implement our strategy and growth plan.

Critical Accounting Policies

We believe the following critical accounting policies are important to the presentation of our financial condition and results, and require management’s judgments often as a result of the need to make estimates about the affect of matters that are inherently uncertain.

Revenue Recognition and Accrued Chargebacks

Revenues are recognized upon (1) shipment of the products to customers, (2) when collection of the outstanding receivables is probable, and (3) the final price of the product is determined. Commission revenue, paid by the carrier, on phone activations is recorded at the time of the activation and may be charged back to us in future periods. Commission revenue and accrued chargebacks are related to our discontinued operations. The carrier has six months from date of activation to charge back amounts previously credited to us if the customer terminates its service. We provide an allowance for estimated returns based on our experience, which estimate is recorded as a contra asset against accounts receivable. A provision for returns is provided in the same period in which the related revenue is recorded. Customer credit-worthiness and economic conditions may change and increase the risk of collectibility and contract terminations and may require additional provisions, which would negatively impact our operating results.

Allowance for Doubtful Accounts and Sales Return Reserve

Credit evaluations are undertaken for all major sale transactions before shipment is authorized. Normal payment terms require payment on a net ninety-day basis. On an on-going basis, we analyze the payment history of customer accounts, including recent customer purchases. We evaluate aged items in the accounts receivable aging and provide reserves for doubtful accounts and estimated sales returns. Customer credit-worthiness and economic conditions may change and increase the risk of collectibility and sales returns, and may require additional provisions, which would negatively impact our operating results.

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

Contractual Obligations

We lease corporate and administrative office facilities, and equipment under non-cancelable operating leases. Certain of these leases contain renewal options. Rent expense under these leases was approximately $101,000 and $47,000 for the three months ended March 31, 2005 and 2004, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks with respect to interest rates because our line of credit has a floating interest rate. We can choose among the bank’s prime rate, which was 5.75% at March 31, 2005, and the one-, two-, and three-month LIBOR rates plus 2.25% for the first $500,000 of borrowings and 2.5% for borrowing above $500,000. As of

March 31, 2005, our borrowings were all at the bank’s prime rate. If the full $7,500,000 available under our credit facility were outstanding for a full year, each increase of 1% in the applicable interest rate would result in an additional $75,000 in interest expense for that year.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. As of March 31, 2005, the Company did not have any significant litigation outstanding, and management does not expect any pending litigation matters to have a material impact on the Company’s liquidity or the financial statements taken as a whole.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

InfoSonics Corporation

Date:	May 16, 2005	By:	/S/ Joseph Ram
Joseph Ram
Chief Executive Officer

Date:	May 16, 2005	By:	/S/ Jeffrey Klausner
Jeffrey Klausner
Chief Financial Officer