Form 10-Q
period 2005-06-30
INFOSONICS CORP
filed 2005-08-15
CIK 1274032

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005.

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

Yes   ☐   No ☒

As of August 10, 2005, the Registrant had 5,212,000 shares outstanding of its $.001 par value common stock.

InfoSonics Corporation

Quarterly Report on FORM 10-Q For The Period Ended

June 30, 2005

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30 2005	December 31 2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$712,899	$5,183,876
Trade accounts receivable, net of allowance for doubtful accounts of $542,566 (unaudited) and $250,000	19,583,436	7,596,104
Inventory, net of reserves of $132,269 (unaudited) and $141,086	4,512,405	4,640,756
Prepaid inventory	—	71,850
Prepaid expenses	250,076	384,456
Net assets of discontinued operations	176,784	181,010
Deferred tax assets - current	381,000	285,000

Total current assets	25,616,600	18,343,052

Property and equipment, net	321,762	237,853
Deferred tax assets - noncurrent	—	67,000
Other assets	86,266	71,851

Total assets	$26,024,628	$18,719,756

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Line of credit	$6,277,634	$2,564,115
Accounts payable	4,649,919	2,576,034
Accrued expenses	1,168,381	447,054
Income taxes payable	90,485	—
Net liabilities of discontinued operations	676,434	693,542

Total current liabilities	12,862,853	6,280,745

Stockholders’ equity
Preferred stock, $0.001 par value 10,000,000 shares authorized 0 and 0 shares issued and outstanding	—	—
Common stock, $0.001 par value 40,000,000 shares authorized 5,212,000 shares issued and outstanding	5,212	5,212
Additional paid-in capital	10,529,652	10,529,652
Retained earnings	2,626,911	1,904,147

Total stockholders’ equity	13,161,775	12,439,011

Total liabilities and stockholders’ equity	$26,024,628	$18,719,756

See accompanying notes.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2005	2004	2005	2004

Net sales	$32,527,630	$17,660,301	$56,551,847	$36,423,227
Cost of sales	29,871,047	16,116,885	51,764,004	33,465,134

Gross profit	2,656,583	1,543,416	4,787,843	2,958,093
Operating expenses	1,980,779	1,016,808	3,547,693	2,037,789

Operating income from continuing operations	675,804	526,608	1,240,150	920,304

Other income (expense)
Interest income (expense)	(61,155)	(39,662)	(85,975)	(86,111)

Income from continuing operations before provision for income taxes	614,649	486,946	1,154,175	834,193
Provision for income taxes	195,705	118,176	414,315	235,934

Income from continuing operations	418,944	368,770	739,860	598,259
Loss from discontinued operations	(11,007)	(139,155)	(17,084)	(172,709)

Net income	$407,937	$229,615	$722,776	$425,550

Basic earnings per share
From continuing operations	$0.08	$0.11	$0.14	$0.18
From discontinued operations	$(0.00)	$(0.04)	$($0.00)	$(0.05)
Net Income	$0.08	$0.07	$0.14	$0.13
Diluted earnings per share
From continuing operations	$0.07	$0.09	$0.13	$0.14
From discontinued operations	$(0.00)	$(0.04)	$(0.01)	$(0.04)
Net Income	$0.07	$0.05	$0.12	$0.10

Basic weighted-average number of common shares outstanding	5,212,000	3,500,889	5,212,000	3,353,011

Diluted weighted-average number of common shares outstanding	5,827,793	4,217,217	5,843,153	4,069,339

See accompanying notes.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net income from continuing operations	$739,860	$598,259
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities
Depreciation and amortization	30,537	30,091
Provision for bad debt	292,566	(104,095)
Provision for obsolete inventory	(8,817)	33,987
(Increase) decrease in
Trade accounts receivable	(12,279,898)	2,675,002
Inventory	137,168	(1,212,144)
Prepaid Inventory	71,850	(1,435,921)
Prepaid expenses	134,380	(75,045)
Other assets	(14,415)	(48,507)
Increase (decrease) in
Accounts payable	2,073,885	2,033,693
Accrued expenses	721,327	137,808
Deferred tax asset current	(98,000)	—
Deferred tax asset non current	69,000	—
Income tax liabilities	90,485	(381,150)

Cash provided by (used in) continuing operations	(8,040,072)	2,251,978
Cash provided by (used in) discontinued operations	(29,979)	(19,603)

Net cash provided by (used in) operating activities	(8,070,051)	2,232,375

Cash flows from investing activities

Purchase of property and equipment	(114,445)	(139,541)

Net cash provided by (used in) investing activities	(114,445)	(139,541)

Cash flows from financing activities
Bank overdraft	—	(867,555)
Borrowings from line of credit	36,417,712	14,200,736
Payments on line of credit	(32,704,193)	(16,092,551)
Cash paid for offering costs	—	(1,887,686)
Cash received for stock	—	12,054,000

Net cash provided by (used in) financing activities	3,713,519	7,406,944

Net increase (decrease) in cash and cash equivalents	(4,470,977)	9,499,778

Cash and cash equivalents, beginning of period	5,183,876	2,570

Cash and cash equivalents, end of period	$712,899	$9,502,348

See accompanying notes.

InfoSonics Corporation

Notes to Consolidated Financial Statements

June 30, 2005

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

The unaudited Consolidated Financial Statements include the accounts of the Company and its subsidiaries, Axcess Mobile LLC, InfoSonics De Mexico, InfoSonics de Guatemala, InfoSonics El Salvador and InfoSonics S.A., all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited Consolidated Financial Statements at June 30, 2005 do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Due to seasonal and other factors, the Company’s interim results may not be indicative of annual results. The unaudited Consolidated Statements of Income for the three months and six months ended June 30, 2005 and the unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2005 are not necessarily indicative of the operating results or cash flows that may be expected for the entire year.

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

NOTE 2. Acquisition

On January 19, 2005, the Company purchased Primasel S.A., from Fanrock Investments Limited for up to 120,000 shares of InfoSonics common stock, based on sales of certain levels being achieved in the next three years. In addition InfoSonics will pay profit sharing tied to sales and profitability for sales in Argentina. During the three months ended June 30, 2005, no shares of common stock were issued related to this transaction and there was profit sharing expense and accrual of $335,000 related to sales and profitability. The Company has accounted for the transaction as a stock purchase. As Primasel had no assets or liabilities at the time of the purchase, there was no goodwill recorded. In February 2005, Primasel S.A. changed its name to InfoSonics S.A.

NOTE 3. Discontinued Operations

During the quarter ended September 30, 2004, the Company and its Board of Directors discussed Axcess Mobile, LLC and its mall-based kiosk locations and the Company began to implement actions necessary to close those mall-based kiosk locations. On October 28, 2004, the Company assigned the leases for six of the mall-based kiosk locations to an unrelated assignee; however, the assignment did not release the Company from the future lease obligations. The assignee operates approximately 400 mall-based kiosks in 28 states. A third party is holding in escrow two months rent for the locations from the assignee, and in the event of default by the assignee, those funds will be released to the Company.  The other lease locations were closed in October 2004.  SFAS No. 142, “Goodwill and Other Intangible Assets,” prohibits the amortization of goodwill, but requires that it be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that its value has diminished or been impaired. As a result of the discontinued operation, the

Company has reassessed the goodwill and written down the value to zero.  This write-down was recorded as an operating expense in the year ended December 31, 2004. The results of the discontinued operations are as follows

	Three months ended June 30		Six months ended June 30
	2005	2004	2005	2004

Net Sales	$—	$755,315	$—	$1,749,120
Gross Profit	—	447,508	—	1,104,014
Operating loss	(11,007)	(139,155)	(17,084)	(172,709)
Capital Expenditures	—	11,405	—	43,454
Depreciation and Amortization	—	3,751	—	7,741

As of June 30, 2005 and December 31, 2004, net assets of discontinued operations consist of receivables of $177,000 and $181,000, respectively, and net liabilities of discontinued operations consist of accounts payable of $676,000 and $693,000, respectively. The Company is currently in the process of resolving these balances.

As of June 30, 2005, the actions related to the discontinued operations had been completed, however the Company expects to continue to record adjustments and expenses concerning discontinued operations as necessary.

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

If compensation cost for the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company’s net income for the three months ended and the six months ended June 30, 2005 and June 30, 2004 would have been adjusted to the pro forma amounts indicated below:

	Three Months ended June 30,		Six Months ended June 30,
	2004	2005	2004	2005
Net income as reported	$229,615	$407,937	$425,550	$722,776

Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(22,963)	(51,311)	(45,927)	(511,322)
Pro forma	$206,652	$356,626	$379,623	$211,454

Basic earnings per common share as reported	$0.07	$0.08	$0.13	$0.14
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	$(0.01)	$(0.01)	$(0.01)	$(0.10)
Pro forma	$0.06	$0.07	$0.12	$0.04
Diluted earning per share
As reported	$0.05	$0.07	$0.10	$0.12
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	$(0.01)	$(0.01)	$(0.01)	$(0.10)
Pro forma	$0.04	$0.06	$0.09	$0.02

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

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005

Numerator: Net Income	$229,615	$407,937	$425,550	$722,776
Denominator:
Denominator for basic earnings per share – weighted average shares	3,500,889	5,212,000	3,353,011	5,212,000
Effect of dilutive securities
Employee stock options	716,328	615,793	716,328	631,153
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	4,217,217	5,827,793	4,069,339	5,843,153

Potential common shares have been excluded from the computation of diluted earnings per share due to their exercise price being greater than the Company’s weighted average stock price for the period. For the three months ended June 30, 2005 and 2004, the number of shares excluded were 1,141,000 and 570,500, respectively.  For the six months ended June 20, 2005 and 2004 the number of shares excluded were 1,141,000 and 570,500, respectively.

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

NOTE 7. Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventory consists of the following:

	June 30, 2005	December 31, 2004
Finished goods	$4,644,674	$4,781,842
Inventory reserve	(132,269)	(141,086)
Net inventory	$4,512,405	4,640,756

NOTE 8. Property and Equipment

Property and equipment consists of the following:

	June 30, 2005	December 31, 2004
Machinery and Equipment	$324,716	$221,739
Furniture and Fixtures	112,087	100,619
	436,803	322,358
Less Accumulated Depreciation	115,042	84,505
Total	$321,762	$237,853

Depreciation expense was $30,537 and 30,091 for the six months ended June 30, 2005 and 2004, respectively.

NOTE 9. Revolving Bank Loan Agreements and Notes Payable

The Company has a line of credit from a bank, which provides for advances not to exceed 85% of eligible domestic accounts receivable and 70% to 90% of foreign insured accounts, depending on the country of the debtor, up to a maximum of $12,500,000.

Interest is payable on a monthly basis at prime (6.25% at June 30, 2005) or at the London Inter-Bank Offering Rate (3.34% at June 30, 2005), plus 2.25% for the first $500,000 and 2.5% for amounts over $500,000. The line of credit is collateralized by substantially all of the assets of the Company, personally guaranteed by the Company’s majority stockholder, who is also our Chief Executive Officer, and expires on September 15, 2005.  Although there are no assurances, we believe that we will be able to extend this revolving line of credit with equal or better terms.  In addition to reporting and other non-financial covenants, the line of credit contains certain financial covenants which require the Company to maintain a tangible net worth of not less than $1,050,000, a quick ratio of not less than 0.7-to-1, a debt-to-net worth ratio of not greater than 5-to-1, and require the Company to maintain a quarterly net income after taxes of at least $1. Management believes the Company was in compliance with these covenants at June 30, 2005. At June 30, 2005 and December 31, 2004, the amounts drawn against the line of credit were $6,277.634 and $2,564,115, respectively.

The Company has no other notes payable.

NOTE 10. Stockholders’ Equity

Stock Options

Effective January 21, 2005 and May 25, 2005 the Company granted options to purchase an aggregate of 335,000 and 39,500 shares, respectively, of its common stock to certain employees, including certain of the Company’s officers (the “Employee Options”). The 335,000 Employee Options vest upon the later of 1) one year after the date on which the employee was hired by the Company; or 2) the date of grant.  The 39,500 Employee Options vest on December 31, 2005. The Employee Options have an exercise price of $3.29 per share, which was the closing price per share of the Company’s common stock on January 21, 2005.  On May 25, 2005 the stock price was $3.05.  The Employee Options expire three years from the date of grant.

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

In April 2005, the Securities and Exchange Commission amended the compliance dates to allow companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, or December 15, 2005 for small business issuers. As a result, SFAS No. 123(R) must be adopted by the Company by the first quarter of 2006.

In May 2005, the FASB issued Statement of Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” an amendment to Accounting Principles Bulletin (APB) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” though SFAS No. 154 carries forward the guidance in APB No. 20 and SFAS No. 3 with respect to accounting for changes in estimates, changes in reporting entity, and the correction of errors. SFAS No. 154 establishes new standards on accounting for changes in accounting principles, whereby all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005, with early adoption permitted for changes and corrections made in years beginning after May 2005.

NOTE 12. Geographic Information

Revenues by geographical area for the three and six months ended June 30, 2005 and June 30, 2004:

	Three months ended		Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
United States	$11,283,892	$17,483,406	$26,624,770	$34,508,380
Argentina	16,593,032	—	19,124,448	—
Latin America	4,650,706	1,172,175	10,802,629	1,827,110
Europe	—	87,737	—	87,737
Total	$32,527,630	$17,660,301	$56,551,847	$36,423,227

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

Overview

We are one of the largest distributors of wireless handsets and accessories in the United States and Latin America. We distribute products of several key manufacturers, including Kyocera, LG, Motorola, Nokia, Samsung, VK Mobile, and others. As an integral part of our customers’ supply chain, we perform value added services and customization processes. Our distribution and customization services include the purchasing, marketing, selling, software customization, warehousing, assembly, programming, packing, hardware customization, shipping and delivery of handsets for wireless telecommunications from manufacturers to carriers (wireless network operators), agents, resellers, distributors, independent dealers and retailers in the United States and Latin America.

As a part of our distribution activities, we perform value added services when requested by the customer. These services include but are not limited to programming, locking, software loading, packaging, and quality assurance testing. We operate a distribution hub in Miami, Florida.

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

We also have wholly owned subsidiaries to perform certain functions for some of our Latin American customers, these include InfoSonics De Mexico, InfoSonics de Guatemala, InfoSonics El Salvador and InfoSonics S.A., all of which are wholly owned.  Axcess Mobile, LLC, another of our subsidiaries, is our discontinued operation.  We no longer operate mall-based kiosks and on October 28, 2004, we assigned the leases for six of the mall-based kiosk locations to an unrelated assignee; however, the assignment did not release the Company from the future lease obligations. The assignee operates approximately 400 mall-based kiosks in 28 states. A third party is holding in escrow two months rent for the locations from the assignee, and in the event of default by the assignee, those funds will be released to the Company.  The other lease locations were closed in October 2004.  These subsidiaries are included in our consolidated financial statements and significant inter-company amounts have been eliminated.

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

Company Specific Trends, Challenges, Risks and Growth Opportunities

For the three months ended June 30, 2005, net sales increased 84% and handsets sold increased 131% compared with the three months ended June 30, 2004. Although we have incorporated growth into our strategic objectives, there can be no assurance these trends will continue. Similarly, while we experienced a 26% increase in income from operations before provision for taxes for the three months ended June 30, 2005 and an increase in net income of 78% compared with June 30, 2004, we cannot anticipate future growth to be at the same levels. Our strategy incorporates overall growth elements for each aspect of our business, which we hope will result in continued earnings growth; however, there can be no assurance this trend will continue. Potential investment in growth opportunities and assumed additional risks could alter our earnings trend.

Risk Related to Our Business

Our operating results may vary significantly, which may cause our stock price to fluctuate.

Our operating results are influenced by a number of factors, which may cause our revenue and operating results to fluctuate. These factors include:

•      promotions and subsidy by wireless network operators;

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

We purchase wireless handsets and accessories principally from wireless communications equipment manufacturers and distributors. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing and other terms. Our agreements with our principal suppliers are non-exclusive, can be terminated on short notice and provide for certain territorial restrictions, as is common in our industry. For the three months ended June 30, 2005 our top three suppliers accounted for 51%, 25% and 14% respectively of our purchases, compared to the three months ended June 30, 2004 during which our top three suppliers accounted for 61%, 16% and 9% respectively of our purchases. Our suppliers may not offer us competitive products on favorable terms or with timely delivery. From time to time, we have been unable to obtain sufficient product supplies. Any failure or delay by our suppliers in supplying us with products on favorable terms may severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if these suppliers are unable to fulfill our product needs, or if any principal supplier imposes substantial price increases and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations.

Our continuing liabilities on leases from our former mall-based retail kiosk locations could have a negative impact on earnings and cash flow.

Although we have assigned our six remaining retail leases to a third party and we have received indemnification from the third party, we also remain liable to the lessor, for the respective remaining lease terms of one to three years, if the third party does not fulfill its obligations under the leases. As of December 31, 2004 the total potential liability under these leases was $1,629,520 which is partially offset by a $95,044 escrow deposit held for the benefit of InfoSonics to the extent that the third party should default on any of the assigned leases. This escrow is not reflected on our financial statements. This lease liability is discussed in the footnotes to our consolidated financial statements.

The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers will have a negative impact upon our revenues and could cause our stock price to decline.

Our four largest customers during the three months ended June 30, 2005 accounted for approximately 25%, 24%, 12% and 11% respectively, of our product sales. The markets we serve are subject to severe price competition. Additionally, our customers are not contractually obligated to purchase product from us. For these and other reasons such as competitive pricing and competitive pressures, customers may seek to obtain products or services from us at lower prices than we have been able to obtain from these customers in the past. This could occur, for example, in the case of a customer purchasing large quantities of a product from us, who then terminates this relationship because the customer can obtain a lower price by buying directly from the manufacturer. The loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity. We have experienced losses of certain customers through industry consolidation and ordinary course of business and there can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.

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

Approximately 65% and 53% of our revenues during the three and six months ended June 30, 2005, respectively, were generated outside of the United States in countries that may have political or other risks.

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

We had outstanding debt in the amount of approximately $6.3 million at June 30, 2005 in the form of a bank line of credit which is based on accounts receivable. If we violate our loan covenants, default on our obligations or become subject to a change of control, our indebtedness would become immediately due and payable. Our credit facility is secured by substantially all of our assets and borrowing availability is based primarily on a percentage of eligible accounts receivable. Consequently, any significant decrease in eligible accounts receivable will limit our ability to borrow additional funds to adequately finance our operations and expansion strategies. The terms of our credit facility could substantially prohibit us from incurring additional indebtedness, which could limit our ability to expand our operations. The terms of our credit facility also include negative covenants that, among other things, limit our ability to sell certain assets and make certain payments, including but not limited to, dividends, repurchases of common stock and other payments outside the normal course of business as well as prohibiting us from merging or consolidating with another corporation or selling all or substantially all of our assets. This current facility expires on September 15, 2005. Although there are no assurances, we believe that we will be able to extend this revolving line of credit with equal or better terms.

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

Results of Operations:

Three months ended June 30, 2005 compared with three months ended June 30, 2004

Net sales for the three months ended June 30, 2005 were $32.5 million, compared with $17.7 million for the three months ended June 30, 2004, an increase of 84%. The increase in net sales is primarily due to a 131% increase in units sold, which was partially offset by a 19% decrease in average unit selling price compared to the three months ended June 30, 2004. The significant progress the Company has made selling directly to the cellular carriers in the Untied States and Latin America is directly responsible for the increased sales, both in dollars and units sold.  Net sales from Argentina and Latin America increased to $21.2 million for the three months ended June 30, 2005, as compared with $1.2 million for the three months ended June 30, 2004. This increase is primarily the result of our acquisition in Argentina which was completed in January 2005, in addition to increased personnel and selling efforts in Latin America.  Revenues in the United States were $11.3 million for the three months ended June 30, 2005 as compared with $17.5 million for the three months ended June 30, 2004. This decrease was primarily due to lack of sufficient products available from manufacturers to fill in-house orders due to component shortages for higher-end camera phones.  In addition we are shifting our U.S. sales focus from the dealer/agent channel to rural U.S. carriers, and the resulting sales to rural U.S. carriers have not been sufficient to offset our decline in sales to U.S. dealer/agents.

Cost of sales for the three months ended June 30, 2005 was $29.9 million, or 91.8% of net sales, compared with $16.1 million, or 91.3% of net sales, for the three months ended June 30, 2004. The $13.8 million (85%) increase in cost of sales is consistent with our 84% increase in net sales.

Gross profit for the three months ended June 30, 2005 was $2.7 million, or 8.2% of net sales, compared with $1.5 million, or 8.7% of net sales, for the three months ended June 30, 2004. The 6% decrease in gross profit percentage from 8.7% to 8.2% represents increased sales volume to large key accounts in both the United States and Latin America. In addition, we have increased our sales into Latin America, where it is more difficult to secure products with greater margin opportunities than it is in the United States.

Operating expenses for the three months ended June 30, 2005 were $2.0 million, or 6.1% of net sales, compared with $1.0 million, or 5.8% of net sales, for the three months ended June 30, 2004. The $1.0 million increase is primarily due to expenses related to 1) increased investments in infrastructure due to expenses in obtaining type approval certification from key carrier customers in the United States and in Latin America, 2) being a public company and 3) our expanded operations in Latin America, all of which have contributed to our increased sales levels. We now also occupy larger office and warehouse facilities. The increase in operating expenses as a percentage of revenues is related to the factors discussed above.

Income from continuing operations before provision for income taxes for the three months ended June 30, 2005 was $615,000, representing an increase of 26% compared to the three months ended June 30, 2004. As a percentage of net sales, income from operations was 1.9% for the three months ended June 30, 2005 compared with 2.8% for the three months ended June 30, 2004. This increase in income from continuing operations, in dollars, is the result of increased sales volumes and increased gross profit, while the decrease as a percentage of net sales is due to the factors discussed above in gross profit and operating expenses.

For the three months ended June 30, 2005, we incurred a loss from discontinued operations of $11,000, or less than $.01 per share, as compared with a loss of $139,000, or $.04 per share, for the three months ended June 30, 2004.

Net income for the three months ended June 30, 2005 was $408,000, or $0.07 earnings per diluted share, compared to net income of $230,000, or $0.05 earnings per diluted share, for the three months ended June 30, 2004, representing a dollar increase of 78%. The increase in net income is primarily due to increased net sales and increased gross profits. Primarily because of the new shares issued in our June 2004 initial public offering, the weighted average number of fully diluted shares of 5.8 million was significantly higher for the second quarter of 2005 than for the second quarter of 2004 when it was 4.2 million.

Six Months Ended June 30, 2004 Compared with Six Months Ended June 30, 2005

Net sales for the six months ended June 30, 2005 were $56.6 million, compared with $36.4 million for the six months ended June 30, 2004, an increase of 55%. The increase in net sales is primarily due to a 66% increase in units sold, which was partially offset by a 6% decrease in average unit selling price compared to the six months ended June 30, 2004. The first six months of 2005 have begun to show results for the efforts and focus the Company has had with the Latin American carriers and the rural carriers in the United States.  Net sales from Argentina and Latin America increased to $29.9 million for the six months ended June 30, 2005, as compared with $1.8 million for the three months ended June 30, 2004. This increase is primarily the result of our focused efforts in Latin America during the first six months of 2005, which included our acquisition in Argentina which was completed in January 2005, as well as increased personnel and selling efforts in Latin America.  Revenues in the United States were $26.6 million for the six months ended June 30, 2005 as compared with $34.5 million for the six months ended June 30, 2004. This decrease was primarily due to our shifting our U.S. sales focus from the dealer/agent channel to rural carriers in the United States, and the resulting sales to these carriers have not been at a level sufficient to offset our decline in sales to the dealer/agents in the United States.

Cost of sales for the six months ended June 30, 2005 was $51.8 million, or 91.5% of net sales, compared with $33.5 million, or 91.9% of net sales, for the six months ended June 30, 2004. The $18.3 million (55%) increase in cost of sales is consistent with our 55% increase in net sales.

Gross profit for the six months ended June 30, 2005 was $4.8 million, or 8.5% of net sales, compared with $2.9 million, or 8.1% of net sales, for the six months ended June 30, 2004. The 5% increase in gross profit percentage from 8.1% to 8.5% is primarily due to our shift in sales to rural carriers in the United States as well as sales to carriers sales in Latin America for the six months ended June 30, 2005, as compared with the six months ended June 30, 2004.

Operating expenses for the six months ended June 30, 2005 were $3.5 million, or 6.3% of net sales, compared with $2.0 million, or 5.6% of net sales, for the six months ended June 30, 2004. The $1.5 million increase is primarily due to expenses related to 1) increased investments in infrastructure due to expenses in obtaining type approval certification from key carrier customers in the United States and in Latin America, 2) being a public company and 3) our expanded operations in Latin America, all of which have contributed to our increased sales levels. We now also occupy larger office and warehouse facilities. The increase in operating expenses as a percentage of revenues is related to the factors discussed above.

Income from continuing operations before provision for income taxes for the six months ended June 30, 2005 increased to $1.2 million from $834,000 for the six months ended June 30, 2004, representing an increase of 38%. As a percentage of net sales, income from continuing operations was 2.0% for the six months ended June 30, 2005 compared with 2.3% for the six months ended June 30, 2004. This increase in income from continuing operations, in dollars, is the result of increased sales volumes and gross profit, while the decrease as a percentage of net sales is due to the factors discussed above in operating expenses.

For the six months ended June 30, 2005, we incurred a loss from discontinued operations of $17,000, or $.01 per share, as compared with a loss of $173,000, or $.04 per share, for the six months ended June 30, 2004.

Net income for the six months ended June 30, 2005 was $723,000, or $0.12 earnings per diluted share, compared to net income of $425,000, or $0.10 earnings per diluted share, for the six months ended June 30, 2004, representing a dollar increase of 70%. The increase in net income is primarily due to increased net sales and increased gross profits. Primarily because of the new shares issued in our June 2004 initial public offering, the weighted average number of fully diluted shares of 5.8 million was significantly higher for the six months ended June 30, 2005 than for the six months ended June 30, 2004 when it was 4.1 million.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Flows

At June 30, 2005, we had cash and cash equivalents of $713,000, and at December 31, 2004, we had cash and cash equivalents of $5,184,000.

During the quarter ended June 30, 2005, we continued to leverage our bank and vendor lines of credit to help fund our growth. The net cash used by operating activities was $8.0 million for the six months ended June 30, 2005, which resulted primarily from increased accounts receivable. The $12.3 million increase in accounts receivable was due to increased sales in the quarter ended June 30, 2005. Allowance for doubtful accounts at June 30, 2005 increased to $543,000 compared to $250,000 at December 31, 2004. This increase was related to our increased sales levels and increased accounts receivable balance at June 30, 2005. We believe that at June 30, 2005, our reserve for doubtful accounts is adequate.  The increase of cash used in operations related to accounts receivable was partially offset by an increase in our accounts payable of $2.1 million, and an increase in accrued expenses of $721,000, which were both a direct result of increasing lines of credit from our vendor partners.

Days’ sales outstanding at June 30, 2005 was 44 days compared with 40 days at December 31, 2004. Normal payment terms require our customer payment on a net 30-day basis and during the quarter ended June 30, 2005 some of our larger customers had temporary terms of net 60-day, those customers have returned to net 30-day terms subsequent to June 30, 2005. We are constantly working with our customers to reduce our days’ sales outstanding.

The net cash used in investing activities was $114,000 for the six months ended June 30, 2005 compared with $140,000 for the six months ended June 30, 2004. The cash used in the period ended June 30, 2005was primarily the result of expenditures for machinery and equipment to support technical capabilities and assembly machines and increased warehouse and facility space, as well as the technical tools and equipment necessary for the testing, repair and customization process.

The net cash provided by financing activities for the six months ended June 30, 2005 of $3.7 million is the result of borrowings from our bank line of credit.

Our net working capital at June 30, 2005 was $13.2 million, compared with $12.4 million at December 31, 2004. This change was due primarily to our increased net income for the six months ended June 30, 2005.

Borrowings

We utilize a bank line of credit which is based upon eligible accounts receivable. As of June 30, 2005 and December 31, 2004, amounts advanced against that line were approximately $6,300,000 and $2,600,000, respectively. This credit line has been an important part of growing our business, and market changes affecting accounts receivable could diminish the borrowing base of available funds. As of June 30, 2005 and December 31, 2004, advances were 84% and 47%, respectively, of the available borrowing base. This current facility expires on September 15, 2005. Although there are no assurances, we believe that we will be able to extend this revolving line of credit with equal or better terms. As of July 31, 2005, our net availability on the maximum borrowing amount as of that date was approximately $2.4 million.  In August 2005, the maximum amount available to us under the credit facility was increased to $12,500,000.

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

Inventory Write-Off and Effect on Gross Margin

We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on historical usage rates and our estimated forecast of product demand for a period of time, which is generally nine months. Because of obsolescence, we will generally provide a full reserve for the costs of our inventories in excess of our relevant forecast for the applicable period. We attempt to control our inventory levels so that we do not hold inventories in excess of demand for the succeeding nine months. However, because we need to place non-cancelable orders with significant lead time and because it is difficult to estimate product demand, it is possible that we will build inventories in excess of demand for the future periods. If we have inventories in excess of estimated product demand, we will provide a reserve, which could have a material adverse effect on our reported results of operations and financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

We lease corporate and administrative office facilities, and equipment under non-cancelable operating leases. Certain of these leases contain renewal options. Rent expense under these leases was approximately $319,000 and $126,000 for the six months ended June 30, 2005 and 2004, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks with respect to interest rates because our line of credit has a floating interest rate. We can choose among the bank’s prime rate, which was 6.25% at June 30, 2005, and the one-, two-, and three-month LIBOR rates plus 2.25% for the first $500,000 of borrowings and plus 2.5% for borrowing above $500,000. As of June 30, 2005, our borrowings were all at the bank’s prime rate. If the full $12,500,000 available under our credit facility were outstanding for a full year, each increase of 1% in the applicable interest rate would result in an additional $75,000 in interest expense for that year.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. As of June 30, 2005, the Company did not have any significant litigation outstanding, and management does not expect any pending litigation matters to have a material impact on the Company’s liquidity or the financial statements taken as a whole.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Effective May 25, 2005, the Company issued options to purchase 39,500 shares of common stock to certain employees (the “Employee Options”).  The Employee Options vest on December 31, 2005 and have an exercise price of $3.29 per share, which was higher than the closing price per share of the Company’s common stock on May 25, 2005. The Employee Options expire three years from the date of grant.  These grants were made pursuant to exemptions from registration under the Securities Act of 1933, including but not limited to Section 4(2) of the Securities Act of 1933.

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

InfoSonics Corporation

Date:	August 15, 2005	By:	/S/ Joseph Ram
Joseph Ram
Chief Executive Officer

Date:	August 15, 2005	By:	/S/ Jeffrey Klausner
Jeffrey Klausner
Chief Financial Officer