Form 10-Q
period 2005-09-30
INFOSONICS CORP
filed 2005-11-14
CIK 1274032

UNITED STATES SECURITIES AND EXCHANGE
COMMISSION

Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005.

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

Yes   ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes   ☐   No ☒

As of November 14, 2005, the Registrant had 5,332,000 shares outstanding of its $.001 par value common stock.

InfoSonics Corporation

Quarterly Report on FORM 10-Q For The Period Ended

September 30, 2005

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30 2005	December 31 2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,362,640	$5,183,876
Trade accounts receivable, net of allowance for doubtful accounts of $999,560 (unaudited) and $250,000	36,231,267	7,596,104
Inventory, net of reserves of $140,085 (unaudited) and $141,086	4,863,375	4,640,756
Prepaid inventory	1,389,126	71,850
Prepaid expenses	210,207	384,456
Net assets of discontinued operations	18,413	181,010
Deferred tax assets - current	595,000	285,000

Total current assets	44,670,028	18,343,052

Property and equipment, net	457,984	237,853
Deferred tax assets - noncurrent	8,000	67,000
Intangible asset	504,000
Other assets	89,209	71,851

Total assets	$45,729,221	$18,719,756

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Line of credit	$17,728,275	$2,564,115
Accounts payable	9,556,977	2,576,034
Accrued expenses	3,235,624	447,054
Income taxes payable	368,880	—
Net liabilities of discontinued operations	—	693,542

Total current liabilities	30,889,756	6,280,745

Stockholders’ equity
Preferred stock, $0.001 par value 10,000,000 shares authorized 0 and 0 shares issued and outstanding	—	—
Common stock, $0.001 par value 40,000,000 shares authorized 5,332,000 shares issued and outstanding	5,332	5,212
Additional paid-in capital	11,033,531	10,529,652
Retained earnings	3,800,602	1,904,147

Total stockholders’ equity	14,839,465	12,439,011

Total liabilities and stockholders’ equity	$45,729,221	$18,719,756

See accompanying notes.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004

Net sales	$54,237,278	$17,393,081	$110,789,125	$53,816,308
Cost of sales	50,047,209	16,116,974	101,811,213	49,582,109

Gross profit	4,190,069	1,276,107	8,977,912	4,234,199
Operating expenses	2,970,160	1,076,520	6,517,853	3,114,304

Operating income from continuing operations	1,219,909	199,587	2,460,059	1,119,895

Other income (expense)
Interest income (expense)	(147,301)	11,759	(233,277)	(74,356)

Income from continuing operations before provision for income taxes	1,072,608	211,346	2,226,782	1,045,539
Provision for income taxes	290,478	(117,302)	704,793	118,633

Income from continuing operations	782,130	328,648	1,521,989	926,906
Income (loss) from discontinued operations net of income tax of $0	391,563	(788,635)	374,479	(961,344)

Net income (loss)	$1,173,693	$(459,987)	$1,896,468	$(34,438)

Basic earnings per share
From continuing operations	$0.15	$0.06	$0.29	$0.23
From discontinued operations	$0.08	$(0.15)	$0.07	$(0.24)
Net Income (loss)	$0.23	$(0.09)	$0.36	$(0.01)
Diluted earnings per share
From continuing operations	$0.13	$0.06	$0.26	$0.23
From discontinued operations	$0.07	$(0.15)	$0.06	$(0.24)
Net Income (loss)	$0.20	$(0.09)	$0.32	$(0.01)

Basic weighted-average number of common shares outstanding	5,332,000	5,212,000	5,332,000	3,977,197

Diluted weighted-average number of common shares outstanding	5,967,670	5,212,000	5,872,793	3,977,197

See accompanying notes.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net income from continuing operations	$1,521,989	$926,906
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities
Depreciation and amortization	59,929	17,973
Provision for bad debt	749,560	(101,979)
Provision for obsolete inventory	(1,001)	90,059
(Increase) decrease in
Trade accounts receivable	(29,384,723)	2,402,210
Inventory	(221,618)	(3,516,341)
Prepaid Inventory	(1,317,276)	—
Prepaid expenses	174,249	(1,358,850)
Deferred tax asset current	(310,000)	150,000
Deferred tax asset non current	59,000	—
Other assets	(17,358)	(48,842)
Increase (decrease) in
Accounts payable	6,980,943	1,192,943
Accrued expenses	2,788,570	110,122
Income tax liabilities	368,880	(821,982)

Cash provided by (used in) continuing operations	(18,548,856)	(957,781)
Cash provided by (used in) discontinued operations	(156,479)	(430,078)

Net cash provided by (used in) operating activities	(18,705,335)	(1,387,859)

Cash flows from investing activities

Purchase of property and equipment	(280,060)	(200,497)

Net cash provided by (used in) investing activities	(280,060)	(200,497)

Cash flows from financing activities
Bank overdraft	—	(867,555)
Borrowings from line of credit	72,315,464	19,562,625
Payments on line of credit	(57,151,304)	(20,767,832)
Cash paid for offering costs	—	(30,000)
Offering costs	—	(1,887,686)
Cash received for stock	—	12,054,000

Net cash provided by (used in) financing activities	15,164,159	8,063,552

Net increase (decrease) in cash and cash equivalents	(3,821,236)	6,475,196

Cash and cash equivalents, beginning of period	5,183,876	2,570

Cash and cash equivalents, end of period	$1,362,640	$6,477,766

See accompanying notes.

Non-Cash Supplemental Disclosure

Issuance of common stock for Primasel S.A. acquisition, 120,000 shares valued at $504,000.  See footnote 2 for additional information.

InfoSonics Corporation

Notes to Consolidated Financial Statements

September 30, 2005

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

The unaudited Consolidated Financial Statements at September 30, 2005 do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Due to seasonal and other factors, the Company’s interim results may not be indicative of annual results. The unaudited Consolidated Statements of Income for the three months and nine months ended September 30, 2005 and the unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2005 are not necessarily indicative of the operating results or cash flows that may be expected for the entire year.

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

NOTE 2. Acquisition

On January 19, 2005, the Company purchased Primasel S.A., from Fanrock Investments Limited for up to 120,000 shares of the Company’s common stock, based on sales of certain levels being achieved over the course of three years.   Additionally, the Company will pay profit sharing tied to sales and profitability generated by Primasel S.A.  The Company has accounted for the transaction as a stock purchase. Primasel S.A.’s assets at the time of purchase consisted of  a distribution agreement and a management agreement. During the three months ended September 30, 2005, sales levels achieved resulted in the issuance of  120,000 shares of common stock per the terms of the purchase agreement.   As of  September 30, 2005, the Company has recorded the issuance of the shares, as they had been earned, though the shares were not issued until October 2005.  The Company is in the process of allocating the non-cash cost of this issuance between the agreements purchased.    The purchase price has been recorderd as an intangible assets in the accompanying balance sheet.  Additionally,  as of September 30, 2005, the Company has recorded an accrual for profit participation expense in the amount of $627,000.   In February 2005, Primasel S.A. changed its name to InfoSonics S.A.

NOTE 3. Discontinued Operations

During the quarter ended September 30, 2004, the Company and its Board of Directors discussed Axcess Mobile, LLC and its mall-based kiosk locations and the Company began to implement actions necessary to close those mall-based kiosk locations. On October 28, 2004, the Company assigned the leases for six of the mall-based kiosk locations to an unrelated assignee; however, the assignment did not release the Company from the future lease obligations of up to $994,798. The assignee operates approximately 400 mall-based kiosks in 28 states. A third party is holding in escrow two months rent for the locations from the assignee, and in the event of default by the assignee, those funds will be released to the Company.  The other lease locations were closed in October 2004.  SFAS No. 142, “Goodwill and Other Intangible Assets,” prohibits the amortization of goodwill, but requires that it be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that its value has diminished or been impaired. As a result of the discontinued operation, the Company has reassessed the goodwill and written down the value to zero.  This write-down was recorded as an operating expense in the year ended December 31, 2004. The results of the discontinued operations are as follows

	Three months ended September 30		Nine months ended September 30
	2005	2004	2005	2004

Net Sales	$—	$475,188	$—	$2,224,307
Gross Profit	—	221,596	—	1,325,609
Operating income (loss)	391,563	(656,365)	374,479	(825,544)
Capital Expenditures	—	1,474	—	44,928
Depreciation and Amortization	—	5,774	—	13,516

During the quarter ended Septmeber 30, 2005, the Company was able to resolve outstanding balances with the major vendor for the discontinued operation.  This resolution has been recorded in the current quarter.  As of September 30, 2005 and December 31, 2004, net assets of discontinued operations consist of receivables of $5,000 and $181,000, respectively, and net liabilities of discontinued operations consist of accounts payable of zero and $693,000, respectively.

As of September 30, 2005, the actions related to the discontinued operations had been completed, however the Company expects to continue to record adjustments and expenses concerning discontinued operations as necessary.

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

If compensation cost for the Company’s stock-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, then the Company’s net income for the three months ended and the nine months ended September 30, 2005 and September 30, 2004 would have been adjusted to the pro forma amounts indicated below:

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$1,173,693	$(459,987)	$1,896,468	$(34,438)

Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(60,748)	(183,453)	(572,070)	(183,453)
Pro forma	$1,112,945	$(643,440)	$1,324,398	$(217,891)

Basic earnings (loss) per common share as reported	$0.23	$(0.09)	$0.36	$(0.01)
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(0.01)	(0.03)	(0.11)	(0.03)
Pro forma	$0.22	$(0.12)	$0.25	$(0.04)
Diluted earnings (loss) per common share
As reported	$0.20	$(0.09)	$0.32	$(0.01)
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(0.01)	(0.03)	(0.10)	(0.03)
Pro forma	$0.19	$(0.12)	$0.22	$(0.04)

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

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Numerator: Net Income (loss)	$1,173,693	$(459,987)	$1,896,468	$(34,438)
Denominator:
Denominator for basic earnings per share – weighted average shares	5,332,000	5,212,000	5,332,000	3,977,197
Effect of dilutive securities
Employee stock options	755,670	—	660,793	—
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	5,967,670	5,212,000	5,872,793	3,977,197

Potential common shares have been excluded from the computation of diluted earnings per share due to their exercise price being greater than the Company’s weighted average stock price for the period. For the three and nine months ended September 30, 2005, the number of shares excluded were 940,863 and 1,035,407, respectively.  For the three and nine months ended September 30, 2004, all potential common shares were excluded from the calculation since their effect was anti-dilutive.

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

NOTE 7. Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. Inventory consists of the following:

	September 30, 2005	December 31, 2004
Finished goods	$5,003,460	$4,781,842
Inventory reserve	(140,085)	(141,086)
Net inventory	$4,863,375	$4,640,756

NOTE 8. Property and Equipment

Property and equipment consists of the following:

	September 30, 2005	December 31, 2004
Machinery and Equipment	$488,387	$221,739
Furniture and Fixtures	114,031	100,619
	602,418	322,358
Less Accumulated Depreciation	144,434	84,505
Total	$457,984	$237,853

Depreciation expense was $59,929 and 31,489 for the nine months ended September 30, 2005 and 2004, respectively.

NOTE 9. Revolving Bank Loan Agreements and Notes Payable

The Company has a line of credit from a bank, which provides for advances not to exceed 85% of eligible domestic accounts receivable and 70% to 90% of foreign insured accounts, depending on the country of the debtor, up to a maximum of $18,000,000.  The increase from $15,000,000 to $18,000,000 was temporary; in addition, this agreement was terminated October 6, 2005, and replaced with a new credit agreemet from Wells Fargo HSBC Trade Bank (“Wells Fargo”)as described below

Interest is payable on a monthly basis at prime (6.75% at September 30, 2005) or at the London Inter-Bank Offering Rate (4.41% at September 30, 2005), plus 2.25% for the first $500,000 and 2.5% for amounts over $500,000. The line of credit is collateralized by substantially all of the assets of the Company, personally guaranteed by the Company’s majority stockholder, who is also our Chief Executive Officer, and expires on July 2006.  Although there are no assurances, we believe that we will be able to extend this revolving line of credit with equal or better terms.  In addition to reporting and other non-financial covenants, the line of credit contains certain financial covenants which require the Company to maintain a tangible net worth of not less than $12,000,000, a quick ratio of not less than 1-to-1, a debt-to-tangible effective-net worth ratio of not greater than 2-to-1, and require the Company to maintain a quarterly net income after taxes of at least $150,000. Management believes the Company was not in compliance with these covenants at September 30, 2005, and this credit agreement was replaced on October 6, 2005. At September 30, 2005 and December 31, 2004, the amounts drawn against the line of credit were $17,728,275 and $2,564,115, respectively.

On October 6, 2005, the Company entered into a Credit Agreement (the “Agreement”) with Wells Fargo HSBC Trade Bank, N.A. (“Wells Fargo”) that allows the Company to borrow up to a maximum of $20,000,000 and expires on October 1, 2006.  The Agreement provides for advances not to exceed 80% of eligible domestic accounts receivable and 85% of eligible foreign insured accounts.

Interest on the line of credit is payable on a monthly basis at Wells Fargo’s prime rate (6.75% at October 6, 2005) or at the London Inter-Bank Offering Rate (“LIBOR”) plus 1.5% (LIBOR was 4% at October 6, 2005).  The line of credit is collateralized by substantially all of the assets of the Company.  In addition to reporting and other non-financial covenants, the line of credit contains certain financial covenants which, among other items, require the Company to maintain a tangible net worth of not less than $12,000,000, a quick ratio of not less than 1-to-1, a debt-to-tangible net worth ratio of not greater than 2-to-1, to maintain a pre-tax profit of not less than $1 on a rolling four-quarter basis, and to maintain net income after taxes of not less than $1 on an annual basis.  Management believes the Company was in compliance with these covenants at November 14, 2005.  The Company paid the outstanding amount owed under its previous line of credit with funds from the line of credit provided by Wells Fargo.

The Company has no other notes payable.

NOTE 10. Stockholders’ Equity

Stock Options

Effective January 21, 2005 and May 25, 2005 the Company granted options to purchase an aggregate of 335,000 and 39,500 shares, respectively, of its common stock to certain employees, including certain of the Company’s officers (the “Employee Options”). The 335,000 Employee Options vest upon the later of 1) one year after the date on which the employee was hired by the Company; or 2) the date of grant.  The 39,500 Employee Options vest on December 31, 2005. The Employee Options have an exercise price of $3.29 per share, which was the closing price per share of the Company’s common stock on January 21, 2005.  On May 25, 2005 the stock price was $3.05.  On August 16, 2005 the Company granted options to purchase 25,000 share of its common stock to a certain employee.  These options vest over a period of 2 years from the date of grant.  The employee options have an exercise price of $4.16 which was the closing price on August 16, 2005.  The Employee Options expire three years from the date of grant.

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

In April 2005, the Securities and Exchange Commission amended the compliance dates to allow companies to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after September 15, 2005, or December 15, 2005 for small business issuers. As a result, SFAS No. 123(R) must be adopted by the Company by the first quarter of 2006.

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

NOTE 12. Geographic Information

All fixed assest are located in the Company’s offices in the United States.  Revenues by geographical area for the three and nine months ended September 30, 2005 and September 30, 2004:

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
United States	$8,577,711	$16,608,797	$35,202,481	$51,117,177
Argentina	37,651,593	—	56,776,041	—
Latin America	8,097,974	784,284	18,900,603	2,611,394
Europe	—	—	—	87,737
Total	$54,327,278	$17,393,081	$110,789,125	$53,816,308

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

Industry Trends, Challenges, Risks and Growth Opportunities

In 2004, worldwide wireless handset sales increased by approximately 31%, and they are forecasted to increase 23% in 2005. A rapid decline in wireless handset sales growth could negatively impact our net sales. Higher than anticipated growth in demand could strain our resources and affect our ability to meet these unanticipated demands.

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

Company Specific Trends, Challenges, Risks and Growth Opportunities

For the three months ended September 30, 2005, net sales increased 212% and handsets sold increased 318% compared with the three months ended September 30, 2004. Although we have incorporated growth into our strategic objectives, there can be no assurance these trends will continue. Similarly, while we experienced a 511% increase in income from operations before interest expense and provision for taxes for the three months ended September 30, 2005 and an increase in net income of 355% compared with September 30, 2004, we cannot anticipate future growth to be at the same levels. Our strategy incorporates overall growth elements for each aspect of our business, which we hope will result in continued earnings growth; however, there can be no assurance this trend will continue. Potential investment in growth opportunities and assumed additional risks could alter our earnings trend.

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

We purchase wireless handsets and accessories principally from wireless communications equipment manufacturers and distributors. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing and other terms. Our agreements with our principal suppliers are non-exclusive, can be terminated on short notice and provide for certain territorial restrictions, as is common in our industry. For the three months ended September 30, 2005 our top three suppliers accounted for 62%, 15% and 11% respectively of our purchases, compared to the three months ended September 30, 2004 during which our top two suppliers accounted for 42%, and 16% respectively of our purchases. Our suppliers may not offer us competitive products on favorable terms or with timely delivery. From time to time, we have been unable to obtain sufficient product supplies. Any failure or delay by our suppliers in supplying us with products on favorable terms may severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if these suppliers are unable to fulfill our product needs, or if any principal supplier imposes substantial price increases and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations.

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

Our three largest customers during the three months ended September 30, 2005 accounted for approximately 16%, 14% and 12% respectively, of our product sales. The markets we serve are subject to severe price competition. Additionally, our customers are not contractually obligated to purchase product from us. For these and other reasons such as competitive pricing and competitive pressures, customers may seek to obtain products or services from us at lower prices than we have been able to obtain from these customers in the past. This could occur, for example, in the case of a customer purchasing large quantities of a product from us, who then terminates this relationship because the customer can obtain a lower price by buying directly from the manufacturer. The loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity. We have experienced losses of certain customers through industry consolidation and ordinary course of business and there can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.

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

Approximately 84% and68% of our revenues during the three and nine months ended September 30, 2005, respectively, were generated outside of the United States in countries that may have political or other risks.

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

We had outstanding debt in the amount of approximately $17.7 million at September 30, 2005 in the form of a bank line of credit which is based on accounts receivable. If we violate our loan covenants, default on our obligations or become subject to a change of control, our indebtedness would become immediately due and payable. Our credit facility is secured by substantially all of our assets and borrowing availability is based primarily on a percentage of eligible accounts receivable. Consequently, any significant decrease in eligible accounts receivable will limit our ability to borrow additional funds to adequately finance our operations and expansion strategies. The terms of our credit facility could substantially prohibit us from incurring additional indebtedness, which could limit our ability to expand our operations. The terms of our credit facility also include negative covenants that, among other things, limit our ability to sell certain assets and make certain payments, including but not limited to, dividends, repurchases of common stock and other payments outside the normal course of business as well as prohibiting us from merging or consolidating with another corporation or selling all or substantially all of our assets. This facility was replaced by a new facility in October 2005.  The new facilty expires October 2006.

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

Results of Operations:

Three months ended September 30, 2005 compared with three months ended September 30, 2004

Net sales for the three months ended September 30, 2005 were $54.2 million, compared with $17.4 million for the three months ended September 30, 2004, an increase of 212%. The increase in net sales is primarily due to a 318% increase in units sold, which was partially offset by a 25% decrease in average unit selling price compared to the three months ended September 30, 2004. The significant progress the Company has made selling directly to the cellular carriers in the Untied States and Latin America is directly responsible for the increased sales, both in dollars and units sold.  Net sales from Argentina and Latin America increased to $45.7 million for the three months ended September 30, 2005, as compared with $0.8 million for the three months ended September 30, 2004. This increase is primarily the result of our acquisition in Argentina which was completed in January 2005, in addition to increased personnel and selling efforts in Latin America.  Revenues in the United States were $8.6 million for the three months ended September 30, 2005 as compared with $16.6 million for the three months ended September 30, 2004.  This decrease is primaruliy a result of our shift in sales focus in the U.S. sales from the dealer/agent channel to rural U.S. carriers, and the resulting sales to rural U.S. carriers have not been sufficient to offset our decline in sales to U.S. dealer/agents.

Cost of sales for the three months ended September 30, 2005 was $50.0 million, or 92.3% of net sales, compared with $16.1 million, or 92.7% of net sales, for the three months ended September 30, 2004. The $33.9 million (211%) increase in cost of sales is consistent with our 212% increase in net sales.

Gross profit for the three months ended September 30, 2005 was $4.2 million, or 7.7% of net sales, compared with $1.3 million, or 7.3% of net sales, for the three months ended September 30, 2004. The 5% increase in gross profit percentage from 7.3% to 7.7% represents a shift in products with higher gross margin opportunity during the three months ended September 30, 2005 as compared with the three months ended September 30, 2004.

Operating expenses for the three months ended September 30, 2005 were $3.0 million, or 5.5% of net sales, compared with $1.1 million, or 6.2% of net sales, for the three months ended September 30, 2004. The $1.9 million increase is primarily due to expenses related to 1) increased investments in infrastructure due to expenses in obtaining type approval certification from key carrier customers in the United States and in Latin America, 2) being a public company and 3) our expanded operations in Latin America, all of which have contributed to our increased sales levels. We now also occupy larger office and warehouse facilities. The decrease in operating expenses as a percentage of revenues is related to the factors discussed above, and our ability to take advantage of efficiencies in our operations as we continue to grow.

Income from continuing operations before interest expense and provision for income taxes for the three months ended September 30, 2005 was $1.2 million, representing an increase of 511% compared to the three months ended September 30, 2004. As a percentage of net sales, income from operations was 2.2% for the three months ended September 30, 2005 compared with 1.1% for the three months ended September 30, 2004. This increase in income from continuing operations both in dollars and as a percentage of net sales, is the result of increased sales volumes, increased gross margin and gross profit and our operational efficiencies achieved.

For the three months ended September 30, 2005, we had a gain from discontinued operations of $392,000, or $.07 per share, as compared with a loss of $788,000, or $.15 per share, for the three months ended September 30, 2004.  The gain during the quarter ended September 30, 2005 is a result of the resolution of outstanding accounts with a former supplier for the discontinued operations.  This supplier is not involved with our continuing operations.

Net income for the three months ended September 30, 2005 was $1.2 million or $0.20 per diluted share, compared to net loss of $460,000, or $0.09 per diluted share, for the three months ended September 30, 2004, representing a dollar increase of $1.6 million The increase in net income is primarily due to increased net sales and increased gross profits, as well as the gain from discontinued operations.

Nine Months Ended September 30, 2004 Compared with Nine Months Ended September 30, 2005

Net sales for the nine months ended September 30, 2005 were $110.8 million, compared with $53.8 million for the nine months ended September 30, 2004, an increase of 106%. The increase in net sales is primarily due to a 140% increase in units sold, which was partially offset by a 14% decrease in average unit selling price compared to the nine months ended September 30, 2004. The first nine months of 2005 have begun to show results for the efforts and focus the Company has had with the rural carriers in the United States and the Latin American carriers.  Net sales from Argentina and Latin America increased to $75.7 million for the nine months ended September 30, 2005, as compared with $2.6 million for the nine months ended September 30, 2004. This increase is primarily the result of our focused efforts in Latin America during the first nine months of 2005, which included our acquisition in Argentina which was completed in January 2005, as well as increased personnel and selling efforts in Latin America.  Revenues in the United States were $35.2 million for the nine months ended September 30, 2005 as compared with $51.1 million for the nine months ended September 30, 2004. This decrease was primarily due to our shifting our U.S. sales focus from the dealer/agent channel to rural carriers in the United States, and the resulting sales to these carriers not being at a level sufficient to offset our decline in sales to the dealer/agents in the United States.

Cost of sales for the nine months ended September 30, 2005 was $101.8 million, or 91.9% of net sales, compared with $49.6 million, or 92.1% of net sales, for the nine months ended September 30, 2004. The $52.2 million (105%) increase in cost of sales is consistent with our 106% increase in net sales.

Gross profit for the nine months ended September 30, 2005 was $9.0 million, or 8.1% of net sales, compared with $4.2 million, or 7.9% of net sales, for the nine months ended September 30, 2004. The 3% increase in gross profit percentage from 7.9% to 8.1% is primarily due to our shift in sales to rural carriers in the United States as well as sales to carriers sales in Latin America for the nine months ended September 30, 2005, as compared with the nine months ended September 30, 2004 when sales were primarily to dealer agents.  In addition products with higher margin opportunity were available during the nine months ended September 30, 2005.

Operating expenses for the nine months ended September 30, 2005 were $6.5 million, or 5.9% of net sales, compared with $3.1 million, or 5.8% of net sales, for the nine months ended September 30, 2004. The $3.4 million increase is primarily due to expenses related to 1) increased investments in infrastructure due to expenses in obtaining type approval certification from key carrier customers in the United States and in Latin America, 2) being a public company for the entire period of 2005 and 3) our expanded operations in Latin America, all of which have contributed to our increased sales levels. We now also occupy larger office and warehouse facilities. The increase in operating expenses as a percentage of revenues is related to the factors discussed above.

Income from continuing operations before interest expense and provision for income taxes for the nine months ended September 30, 2005 increased to $2.5 million from $1.1 million for the nine months ended September 30, 2004, representing an increase of 120%. As a percentage of net sales, income from continuing operations was 2.2% for the nine months ended September 30, 2005 compared with 2.0% for the nine months ended September 30, 2004. This increase in income from continuing operations both in dollars and as a percentage of net sales, is the result of increased sales volumes, increased gross profit and gorss margin and our ability to take advantage of efficiencies in our operations as we continue to grow.

For the nine months ended September 30, 2005, we had a gain from discontinued operations of $380,000, or $.06 per share, as compared with a loss of $961,000, or $.24 per share, for the nine months ended September 30, 2004.  The gain during the nine months ended September 30, 2005 is a result of the resolution of outstanding accounts with a former supplier for the discontinued operations.  This former supplier is not involved with our continuing operations.

Net income for the nine months ended September 30, 2005 was $1.9 million or $0.32 per diluted share, compared to net loss of $34,000, or $0.01 per diluted share, for the nine months ended September 30, 2004, representing a dollar increase of $1.9 million. The increase in net income is primarily due to increased net sales, increased gross profits and gross margins, the gain from discontinued operations as well as increased operational efficiencies achived during the nine months ended September 30, 2005.

Financial Condition, Liquidity and Capital Resources

Cash and Cash Flows

At September 30, 2005, we had cash and cash equivalents of $1.4 million, and at December 31, 2004, we had cash and cash equivalents of $5.2 million.

During the quarter ended September 30, 2005, we continued to leverage our bank and vendor lines of credit to help fund our growth. The net cash used by operating activities was $18.5 million for the nine months ended September 30, 2005, increased borrowings from our line of credit and vendor partners to fund product purchases for increased sales and which resulted primarily from increased accounts receivable. The $29.4 million increase in accounts receivable was due to increased sales in the quarter ended September 30, 2005. Allowance for doubtful accounts at September 30, 2005 increased to $1.0 million compared to $250,000 at December 31, 2004. This increase was related to our increased sales levels and increased accounts receivable balance at September 30, 2005. We believe that at September 30, 2005, our reserve for doubtful accounts is adequate.  The increase of cash used in operations related to accounts receivable was partially offset by an increase in our accounts payable of $7.0 million, and an increase in accrued expenses of $2.8 million, which were both a direct result of increasing lines of credit from our vendor partners.

Days’ sales outstanding at September 30, 2005 was 53 days compared with 40 days at December 31, 2004. Normal payment terms require our customer payment on a net 30-day basis and during the quarter ended September 30, 2005 we had a large amount of sales occur towards the end of the quarter, resulting in a higher accounts receivable amount,, subsequent to September 30, 2005, approximately $32 million was collected thru November 10, 2005. We are constantly working with our customers to reduce our days’ sales outstanding.

The net cash used in investing activities was $280,000 for the nine months ended September 30, 2005 compared with $200,000 for the nine months ended September 30, 2004. The cash used in the period ended September 30, 2005 was primarily the result of expenditures for machinery and equipment to support technical capabilities and assembly machines and increased warehouse and facility space, as well as the technical tools and equipment necessary for the testing, repair and customization process.

The net cash provided by financing activities for the nine months ended September 30, 2005 of $15.2 million is the result of borrowings from our bank line of credit.

Our tangible net worth at September 30, 2005 was $14.8 million, compared with $12.4 million at December 31, 2004. This change was due primarily to our increased net income for the nine months ended September 30, 2005.

Borrowings

We utilize a bank line of credit that is based upon eligible accounts receivable. As of September 30, 2005 and December 31, 2004, amounts advanced against our line were approximately $17,700,000 and $2,600,000, respectively. This credit line has been an important part of growing our business, and market changes affecting accounts receivable could diminish the borrowing base of available funds. As of September 30, 2005 and December 31, 2004, advances were 98% and 47%, respectively, of the available borrowing base.

On October 6, 2005, the Company entered into a Credit Agreement (the “Wells Fargo Agreement”) with Wells Fargo HSBC Trade Bank, N.A. (“Wells Fargo”) that allows the Company to borrow up to a maximum of $20,000,000 and expires on October 1, 2006.  The Wells Fargo Agreement provides for advances not to exceed 80% of eligible domestic accounts receivable and 85% of eligible foreign insured accounts.

Interest on the line of credit is payable on a monthly basis at Wells Fargo’s prime rate (6.75% at October 6, 2005) or at the London Inter-Bank Offering Rate (“LIBOR”) plus 1.5% (LIBOR was 4% at October 6, 2005).  The line of credit is collateralized by substantially all of the assets of the Company.  In addition to reporting and other non-financial covenants, the line of credit contains certain financial covenants which, among other items, require the Company to maintain a tangible net worth of not less than $12,000,000, a quick ratio of not less than 1-to-1, a debt-to-tangible net worth ratio of not greater than 2-to-1, to maintain a pre-tax profit of not less than $1 on a rolling four-quarter basis, and to maintain net income after taxes of not less than $1 on an annual basis.  Management believes the Company was in compliance with these covenants at November 14, 2005.  The Company paid the outstanding amount owed under its previous line of credit with funds from the line of credit provided by Wells Fargo.  As of November 11, 2005, our net availability on the maximum borrowing amount as of that date was approximately $XX million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks with respect to interest rates because our lines of credit have had floating interest rates. As of September 30, 2005 we could choose among the bank’s prime rate, which was 6.75% at September 30, 2005, and the one-, two-, and three-month LIBOR rates plus 2.25% for the first $500,000 of borrowings and plus 2.5% for borrowing above $500,000. As of September 30, 2005, our borrowings were all at the bank’s prime rate. If the full $18,000,000 available under our credit facility were outstanding for a full year, each increase of 1% in the applicable interest rate would result in an additional $180,000 in interest expense for that year.  As more fully described above under “Borrowings”, we replaced our line of credit facility in October 2005.

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

The Company is a non-accelrated filer and is required to comply with the internal control reporting and disclosure requirements of Section 404 of the Sarbanes-Oxley Act for fiscal years ending on or after July 15, 2007.  The Company is currently beginning the documentation phase of its Section 404 compliance and will be required to comply with these disclosure requirements for it fiscal year ending December 31, 2007.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. As of September 30, 2005, the Company did not have any significant litigation outstanding, and management does not expect any pending litigation matters to have a material impact on the Company’s liquidity or the financial statements taken as a whole.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds.

Effective August 16, 2005, the Company issued options to purchase 25,000 shares of common stock to certain employees (the “Employee Options”).  The Employee Options vest over a two year period from the date of option grant (August 16, 2005) and have an exercise price of $4.16 per share, which was the closing price per share of the Company’s common stock on August 16, 2005. The Employee Options expire three years from the date of grant.  These grants were made pursuant to exemptions from registration under the Securities Act of 1933, including but not limited to Section 4(2) of the Securities Act of 1933.

On January 19, 2005, the Company purchased InfoSonics S.A (formerly Primasel S.A) from Fanrock Investments Limited for up to 120,000 shares of InfoSonics common stock, based on sales of certain levels being achieved in the next three years.  During the three months ended September 30, 2005, InfoSonics S.A. achieved sales levels that obligated the Company to issue 120,000 shares of it’s common stock to Fanrock, and these shares were issued October 7, 2005.  The issuance of these shares was made pursuant to exemptions from registration under the SecuritiesAct of 1933, including but not limited to Section 4(2) of the Securities Act of 1933.

Item 3.           Defaults Upon Senior Securities.

None.

Item 4.           Submission of Matters to a Vote of Security Holders.

The following matter were submitted to a vote of security holders at the annual meeting of stockholders which was held on August 5, 2005.

The stockholders voted to re-elect Josh Ram, Abraham G Roseler, Randall Marx, Robert S Picow and Kirk A Waldron to coniue as directors of the Company.  A total of      votes were represented with respect to this matter, with voting on each specific nominee as follows:

	FOR	WITHHELD
Joseph Ram	4,950,939	165,325
Abraham G. Rosler	4,932,039	184,225
Randall P. Marx	4,932,039	184,225
Robert S. Picow	4,950,939	165,325
Kirk A. Waldron	4,950,939	165,325

A proposal to ratify the employment of Singer Lewak Greenbaum & Goldstein LLP as the Company’s independent auditor for fiscal year ending December 31, 2005 was approved by the stockholders.  A total of 5,116,264 votes were represented with a total of 5,098,014 (99.6%) shares voting for the proposal, 18,200 shares voting against the proposal, and 50 shares abstaining from voting.

A proposal to amend our 2003 Stock Option Plan to increase from 775,000 to 1,400,000 the number of shares of common stock issuable pursuant to options granted under our 2003 Stock Optin Plan was approved by stockholders.  A total of 5,116,264 votes were represented with a total of 3,336,327 (65.2%) shares voting for the proposal, 247,712 shares voting against the proposal, and 8,000 shares abstaining from voting.

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

InfoSonics Corporation

Date:	November 14, 2005	By:	/S/ Joseph Ram
Joseph Ram
Chief Executive Officer

Date:	November 14, 2005	By:	/S/ Jeffrey Klausner
Jeffrey Klausner
Chief Financial Officer