Form 10-K
period 2005-12-31
INFOSONICS CORP
filed 2006-03-31
CIK 1274032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒                                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐                                    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File No. 001-32217

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of  registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $6,015,880. This calculation is based upon the closing price of $2.99 of the stock on June 30, 2005 as reported by the American Stock Exchange. Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  6,764,904 shares of our common stock were issued and outstanding as of March 17, 2006.

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

Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders	Part III

InfoSonics Corporation
Form 10-K for the Year Ended December 31, 2005

PART I

Item 1.                        Business

Company Overview

InfoSonics is one of the fastest growing distributors of wireless handsets and accessories in the United States and Latin America. We provide end-to-end handset and wireless terminal solutions for carriers in both the United States and Latin America. We distribute products of several key manufacturers, including i-mate, Motorola, Nokia, Novatel, Samsung, VK Mobile, and others.

Our corporate headquarters is in San Diego, California and from our facility in Miami Florida, where we have our Latin America sales and executive offices, we operate a warehouse and distribution center. This distribution center services our customers in the United States and Latin America. Our distribution and solution services include product testing, approval and certification, light assembly, warehousing, logistics services (packing, shipping and delivery), marketing campaigns, warranty services and end-user support. These services are provided for manufacturers of wireless telecommunications products, in order to facilitate sales to network carriers, agents, resellers, distributors, independent dealers and retailers in the United States and Latin America. Additionally, we have wholly-owned subsidiaries in Latin America which conduct some of our business activities in their respective regions of Latin America, including Primasel S.A., which we purchased in January 2005 and later changed its name to InfoSonics S.A. See Note 1 to our consolidated financial statements for financial information regarding this purchase.

Prior to 2005, we had operated a retail kiosk business, which we discontinued in 2004, and is included in our statement of operations as Discontinued Operations. See Note 3 to our consolidated financial statements for financial information relating to this discontinued operation. During 2005, we significantly changed our business model from selling products to dealers and agents in the United States and Latin America to providing products, services and solutions primarily to carriers in such regions. As a result, we believe that this shift in customer focus enables to better service our customers and vendors as we play a more important role in the supply chain for wireless handsets.

We incorporated under the laws of the State of California on February 7, 1994 under the name InfoSonics Corporation. On September 11, 2003, we reincorporated under the laws of and into the State of Maryland under the name InfoSonics Corporation.

Unless the context otherwise requires, the terms “InfoSonics,” “Company,” “we,” “our,” and “us” means InfoSonics Corporation and its consolidated subsidiaries.

Overview of Wireless Telecommunications Industry

Rapid technical developments over the last few years within the wireless telecommunications industry have allowed wireless subscribers to talk, send and receive text messages, send and receive e-mails, capture and transmit digital images, send and receive multimedia messages, play games, and browse the Internet using all-in-one wireless handsets. Wireless handsets and services also are being used around the world to provide monitoring, point-of-sale transaction processing, inter-device communications, local area networks, location monitoring, sales force automation, and customer relationship management. While there is currently not a significant demand for some of these more advanced services and advanced devices in the markets we service, as the demand develops in our markets, we believe that end-users will desire to take advantage of new services and will need handsets with updated technology. As a result of these advances and new services, we believe that the handset replacement cycle will continue to shorten, as consumers adapt to the utilization of these services, which will require new and more advanced handsets, leading to increased handset sales. As these new services and the respective handsets become more readily available for the markets we service and are in more demand by end-users, we expect to continue distributing the handsets, including those with these advanced services, in the same manner that we currently distribute existing products.

In addition to our current distribution services, we engage in technical and other high-level customization services in order to prepare products for our carrier customers. We believe that these customization upgrades and services will enable us to continue to offer innovative new products, which we should be able to offer to current and new customers in the geographic regions we operate. Any new products will be additives or replacements for the products we currently market.

Market Trends and Factors

The wireless telecommunications industry and its participants have experienced a number of trends in recent years, including:

•       change in focus from subscriber acquisition to subscriber retention and expansion of service offerings;

•       consolidation among carriers;

•       convergence of the telecommunications, data and media domains;

•       advances in and development of next generation systems technology, including increased bandwidth;

•       increased variety of handset forms and configurations;

•       new manufacturers and wireless service resellers; and

•       increased affordability of wireless airtime.

According to J.P. Morgan Securities Inc.’s Communications Equipment & Data Networking report dated February 2006, worldwide mobile handset sales are expected to more than double from 499 million handsets sold in 2003 to more than 1.0 billion handsets in 2007. The JP Morgan report also estimated that North American handset sales will increase from 97 million in 2003 to 157 million in 2007 and Latin American handset sales will increase from 40 million in 2003 to 117 million in 2007. The chart below summarizes the annual estimates and sales trends.

Worldwide Mobile Handset Forecast
(Estimated Handset Sales in Millions)

	2003	2004	2005	2006 E	2007 E
North America	96.8	122.1	138.1	149.2	157.3
Year over Year Growth		26%	13%	8%	5%
Latin America	40.0	67.6	90.1	97.8	116.7
Year over Year Growth		69%	33%	9%	19%
Total Handset Sales	498.7	655.9	810.7	929.8	1,045.8
Year over Year Growth		32%	24%	15%	13%

Source: J.P. Morgan Securities Inc. Communications Equipment & Data Networking report dated February 2006.

We believe the following factors are influencing the wireless telecommunications industry and market, including the increase in handset sales:

Handsets.   As a percentage of total sales, replacement handset sales are growing at an increasing rate. We believe such growth is based on customer churn, advances in technology, new activations, repair costs and industry consolidation. In addition, we expect that continued downward pressure on pricing will cause customers to more frequently upgrade and replace their handsets.

Customer Churn.   This is the process which takes place when a wireless user replaces service from one carrier with another. Churn increases overall handset sales because wireless handsets may not be compatible across different carrier networks.

Advances in Technology.   Rapid advances in technology during the past few years have caused a major shift in the handset market. Advances such as color displays, embedded cameras, multimedia messaging services, Internet access and entertainment features such as audio and gaming all have increased demand for handset replacement. Additionally, carriers compete for new customers by increasing the functionality of their networks.

New Activations.   The mobile handset penetration rate in the countries where we sell handsets varies greatly. Some countries are as low as 15-20% penetration and others are as high as 60-70% penetration. New activations also drive handset sales.

Repair Costs.   In many cases, the cost of the repair and replacement of components for handsets is prohibitive as compared to the cost of a new product.

Industry Consolidation.   Merger and acquisition activity within the carrier community has been driven by improved economies of scale, the opportunity to expand national or multi-national service areas, and efforts to increase revenue and profitability through additional service offerings. Since handsets are “locked” to a specific carrier, new handsets will be required by carriers’ customers as the carriers consolidate their respective subscribers and networks.

Our Strategy

Our strategy is to grow both horizontally and vertically in the wireless handset industry by pursuing the following:

•       leveraging our existing infrastructure to increase sales in both Latin America  and the United States;

•       continuing to provide outsourced supply-chain services;

•       further penetrating the markets in which we sell wireless handsets and accessories;

•       expanding geographically;

•       increasing margins by maintaining and improving operating efficiencies;

•       expanding the number of manufacturers we represent; and

•       creating partnerships or making acquisitions that allow us to expand our customer base, product offerings and geographical diversity.

Leverage Infrastructure and Increase Market Share.   We have our distribution center and warehouse operations in Miami, Florida and we have sales representation in the United States and many countries in Latin America. By utilizing the geographic diversity of this existing infrastructure, and our established relationships with manufacturers, we believe we can increase our sales with relatively low additional cost, resulting in increased earnings. In addition, we have customized a licensed software package for an information and customer management system that allows our employees to track customer order status from purchase order to assembly line positioning and then to delivery. This system also enables tracking and identification of customer and geographic trends, in addition to providing management with real-time information on each individual subsidiary. This system is scalable, and under constant improvement to streamline operations and maximize operational efficiencies. The system also analyzes and tracks our relationships with manufacturers and other suppliers so that we can compare our purchasing trends with the overall market. We will continue to make investments in our infrastructure so as to continually enhance our ability to serve our customers and attempt to increase sales.

Outsourced Supply-Chain Services.   We intend to continue expanding our business offerings to provide additional outsourced supply-chain services to the wireless telecommunications industry. These services will include product approval and testing, inventory management, product fulfillment, preparation of product kits, and customized packaging, light assembly and end-user support services. These supply-chain services are designed to provide outsourcing solutions for the carriers, as well as providing opportunities for us to enhance our margins. These services meet our customers’ business requirements and support their efforts to add new subscribers and increase system usage and revenues while minimizing their investments in distribution infrastructure.

Market Penetration.   We intend to further penetrate our existing markets in both Latin America and rural service areas in the United States, which we believe will enable us to increase sales by introducing products from certain of our manufacturer suppliers that have not been previously sold into these markets. Utilizing our relationships with manufacturers, and our knowledge of this market, we believe we can add revenues as well as gross profit from these markets. In addition we intend to continue our geographic expansion in Latin America by providing products and services to new carriers and new countries within the region.

Improve Operating Efficiencies.   We constantly monitor our operations to improve our cost structure in order to maintain and increase both profitability and productivity. We continuously evaluate opportunities to operate more efficiently by monitoring returns on invested capital, working to obtain better purchase terms, more effectively utilizing our limited capital resources, implementing workforce management programs, and centralizing back-office operations.

Geographic Expansion.   During 2005, we expanded our operations through enhanced warehouse and operational facilities in Miami, Florida. In addition, we continue our growth in Latin America and may add  appropriate warehouse and operational locations in Latin America to service our customers in the region. These activities are intended to expand our geographic presence, increase our customer base, improve our product portfolio, and add new capabilities and service offerings. We have established subsidiaries in Latin America and acquired a company doing business in Argentina. These additions have the potential to advance, and potentially accelerate, our expansion into those regions.

Expand Manufacturer Relationships.   We emphasize developing new, and improving our existing, wireless equipment manufacturer relationships to broaden our product portfolio. We accomplish this by expanding product lines, brands and technologies within the markets we serve, thereby extending our reach. In particular, we are currently focusing on expanding our product portfolio to include the newest products, which provide data, entertainment, and imaging functionality to wireless handset users. We currently have relationships with several manufacturers and are working to develop distribution relationships with others as well as with new, innovative manufacturers. We believe that by expanding our manufacturing relationships, we can offer the most innovative product lines, brands and technologies within the markets we serve.

Products and Services

Sources of Revenues.   We generate revenues by distributing and selling wireless handsets and accessories in the United States and Latin America. Included in our distribution revenues are the services and solutions we provide to carriers. These services are an integral part of the sale and are included in the sales price to the carrier. As a part of our distribution activities, when requested by our customers we perform value added services that are included in our product price. These services include but are not limited to programming, locking, software loading, packaging, and quality assurance testing. Since discontinuing our retail kiosk business in October 2004, 100% of our revenues have been from distribution. The financial statements included herein have been adjusted to show the discontinued operations separately.

Customers/Principal Markets/Methods of Distribution.   Our United States customers include rural service carriers, agents, resellers, distributors, independent dealers and retailers. Our current Latin American customers include carriers and resellers. The principal markets for our distribution products and services are our current distribution customer base as well as carriers within the regions we operate. During 2005, we provided products and services to approximately 350 customers. Our four largest customers in fiscal 2005 represented 17%, 15% 13% and 13% of our net sales. All four of these customers are carriers in Latin America and the United States. We sell our products pursuant to customer purchase orders and ship products by common carrier based on customer specified delivery dates.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for additional information regarding geographic revenue.

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

Vendors

We have established key relationships with many of the leading manufacturers of wireless telecommunications equipment. In 2005, we purchased inventory from more than 25 wireless mobile device and accessory manufacturers and other suppliers. Certain of our suppliers, depending on any number of factors including manufacturer promotion, product introduction, and sales volume, among others, may provide favorable purchasing terms to us, including price protection, cooperative advertising, volume incentive rebates, stock balancing and marketing allowances. Some of these terms are provided for in our contracts, whereas others are offered from time to time when the manufacturer desires to do so. Product manufacturers typically provide limited warranties directly to the end-user.

In 2005, Samsung Electronica Da Amazonia Ltda., Samsung Telecommunications America and Samsung Electronics LatinoAmerica Columbia SA accounted for approximately 49%, 23% and 11%, respectively, of our total cost of sales. We have distribution agreements with each of these three vendors.. Loss of one of our individual contracts with a Samsung affiliate or another of our suppliers, or failure by the manufacturers to supply competitive products on a timely basis, at competitive market prices and on favorable terms, or at all, could have a material adverse effect on our net sales and operating margins and our ability to obtain and deliver products to market on a timely and competitive basis..

As of March 29, 2006, we have written agreements with seven of our supplier-manufacturers for distribution in the United States and Latin America, including the three Samsung affiliates mentioned in the previous paragraph. These agreements are subject to certain conditions and exceptions, primarily concerning the retention by these suppliers of certain direct accounts, and restrictions of territory regarding our resale of products. In addition, we purchase products from other manufacturers and suppliers pursuant to purchase orders placed from time to time in the ordinary course of business for products to be sold in the United States, Latin America and specific countries or geographic areas outside the Americas. All our agreements with suppliers are non-exclusive, with the exception of one manufacturer in which we have exclusive product distribution rights in the United States, Canada, Latin America and the Caribbean region. Although we do not have written agreements with all of our manufacturers and suppliers, we believe we will have adequate product flows in the future to fulfill our reasonably foreseeable product requirements.

Sales and Marketing

We believe that direct selling and one-on-one relationships, as well as in-depth product and competitive landscape knowledge, are important factors in the marketing of the products that we sell. Accordingly, we promote relationship building and maintenance through personal contact and advertising in industry publications, both print and on-line, and attending the major national and regional carrier shows. We also operate a co-branded on-line store to sell wireless products directly to consumers, providing them the flexibility to place orders at any time of day. Our suppliers and customers use a variety of methods to promote their products and services directly to consumers, including print and media advertising.

As of December 31, 2005, we employed seven experienced sales and marketing professionals who are involved in distribution and who market to existing and potential customers in their respective assigned territories through in person meetings, telephone, and e-mail interaction and notification of special promotions. Potential new customers are located primarily through our database, as well as industry publications and journals. Each sales person is compensated based on handset sales, customer acquisition and retention and profitability.

In 2005, approximately 50% of our total revenues resulted from sales in Argentina; approximately 30% of our total revenues resulted from sales in North America; and approximately 20% of our total revenues resulted from sales in other Latin American countries. In 2004, approximately 88% of our total revenues resulted from sales in North America approximately 12% of our total revenues resulted from sales to Latin America and approximately 0.1% of our total revenues resulted from sales to Europe. In 2003, approximately 93% of our total revenues resulted from sales in North America, approximately 4% of our total revenues resulted from sales to Latin America approximately 2% of our total revenues resulted from sales to Asia-Pacific regions and approximately 1% of our total revenues resulted from sales to Europe. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for additional information regarding geographic revenue.

As of December 31, 2005, all of our long-lived assets were in the United States.

Seasonality

Our business historically has experienced increased sales during the third and the fourth quarters of the calendar year due to holiday gift buying. In addition, if unanticipated events occur, including delays in securing adequate inventories of competitive products at times of peak sales or significant decreases in sales during these periods, it could result in a material decrease in our revenues and losses or lower profits. Our operations may be influenced by a number of seasonal factors in the countries and markets in which we operate. Other factors that may also cause our revenue and operating results to fluctuate on a quarterly basis and include, without limitation:

•       promotions and subsidies by mobile operators;

•       timing of the introduction of new products by our suppliers and competitors;

•       purchasing patterns of customers in different markets;

•       general economic conditions; and

•       product availability and pricing.

Competition

The industry and markets where we operate are highly competitive and such competition may increase in the future. Wireless handsets are subject to price competition and price erosion over the lives of the products. We compete on a number of factors including product pricing, level of services offered, market and product knowledge, customer service, product availability and overall value provided to the customers. Our competitors could possess substantially greater financial, marketing, personnel and other resources than we do, which could enable them to withstand substantial price competition, launch new products and implement extensive advertising and promotional campaigns. Historically, the barriers to entry have been relatively low for the distribution of wireless handsets. Our ability to continue to compete successfully will be largely dependent on our ability to anticipate and respond to various competitive and other factors affecting the industry, including new or changing outsourcing requirements; new information technology requirements; new product introductions; inconsistent or inadequate supply of product; changes in consumer preferences; demographic trends; regional and local economic conditions; and discount pricing strategies and promotional activities by competitors.

We compete for sales of wireless telecommunications equipment and accessories, and anticipate that we will continue to compete, with well-established carriers and distributors. Manufacturers, including our own suppliers, also sell their products directly to some large carriers, and as these carriers grow in size, they may pose more of a competitive threat to our business by circumventing our distribution system in favor of doing business directly with manufacturers. Our competitors in the United States and Latin America include wireless equipment manufacturers, carriers and other dedicated wireless distributors such as BrightPoint, Inc., Brightstar Corporation and CellStar Corporation.

See Item 1A Risk Factors—Risks Relating to Our Business—“The wireless telecommunications industry is intensely competitive and we may not be able to continue to compete against well established competitors with greater financial and other resources.”

Employees

As of December 31, 2005, we had 28 employees. Of these employees, five were in executive positions, seven were engaged in sales and marketing (not including six sales contractors), nine were in service operations, and seven were in finance and administration (including information technology employees). From time to time, we utilize temporary employees to perform warehouse functions. Our employees are not covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Recent Developments Subsequent to Fiscal Year End

On January 30, 2006, we sold an aggregate 1,100,000 shares of our common stock at $13.10 per share, for total gross proceeds of $14,410,000. The purchasers were also issued warrants to purchase an aggregate of 330,000 shares of our common stock at an exercise price of $18.38 per share during the period beginning six months after the date of the purchase agreement and ending four years later. We also issued three year term warrants to purchase a total of 28,600 shares to the placement agents in the offering. Of the total number of placement agent warrants, warrants to purchase 22,000 shares have an exercise price of $13.76 per share and 6,600 have an exercise price of $19.30 per share. The placement agents also received cash compensation equal to 6% of the gross proceeds raised in the offering plus incidental expenses.

Item 1A.                Risk Factors

Risks Relating to Our Business

Our operating results may vary significantly, which may cause our stock price to fluctuate.

Our operating results are influenced by a number of factors, which may cause our revenue and operating results to fluctuate greatly. These factors include:

•       product availability and pricing;

•       the addition or loss of supplier or customer relationships;

•       the timing of introduction of new products by our suppliers and competitors;

•       purchasing patterns of customers in different markets;

•       general economic conditions; and

•       promotions and subsidies by carriers

We buy a significant amount of our products from a limited number of suppliers, who may not provide us with competitive products at reasonable prices when we need them in the future.

We purchase wireless handsets and accessories principally from wireless communications equipment manufacturers and distributors. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing and other terms. In 2005, three vendors accounted for 49%, 23% and 11% respectively of our total cost of sales. We currently have one exclusive and several non-exclusive agreements with our principal suppliers, which can be terminated on short notice and provide for certain territorial restrictions. Our suppliers may not offer us competitive products on favorable terms or with timely delivery. In addition new products from other manufacturers could impact the demand for products from manufacturers we represent. From time to time, we have been unable to obtain sufficient product supplies. Any failure or delay by our suppliers, particularly our three primary vendors, in supplying us with products on favorable terms may severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if these suppliers are unable to fulfill our product needs, or if any principal supplier imposes substantial price increases and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations.

Our continuing liabilities on leases from our former mall-based retail kiosk locations could have a negative impact on earnings and cash flow.

Although we have assigned our five remaining retail leases to a third party and we have received indemnification from the third party, we remain liable to the lessor for the respective remaining lease terms of one or two years, if the third party does not fulfill its obligations under the leases. As of December 31, 2005 the total potential liability under these leases was $1,095,405 exclusive of a $95,044 escrow deposit held for our benefit to the extent that the third party should default on any of the assigned leases. This escrow is not reflected on our financial statements. This lease liability is included in the footnotes to our consolidated financial statements.

The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers will have a negative impact upon our revenues and could cause our stock price to decline.

Our four largest customers in fiscal 2005 represented 17%, 15%, 13% and 13% of our net sales. All four of these customers are carriers in Latin America and the United States. The markets we serve are subject to severe price competition. Additionally, our customers are not contractually obligated to purchase product from us. For these and other reasons such as competitive pricing and competitive pressures, customers may seek to obtain products or services from us at lower prices than we have been able to obtain from these customers in the past. This could occur, for example, in the case of a customer purchasing large quantities of a product from us, who then terminates this relationship because the customer can obtain a lower price by buying directly from the manufacturer. The loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity. We have experienced losses of certain customers through industry consolidation and ordinary course of business and there can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.

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

Our business depends on the continued tendency of wireless equipment manufacturers and carriers to outsource aspects of their business to us.

Our business depends in large part on wireless equipment manufacturers and carriers outsourcing some of their business functions to us. We provide functions such as product approval and testing, inventory management, product fulfillment, preparation of product kits, and customized packaging, light assembly and end-user support services. Certain wireless equipment manufacturers and carriers have elected, and others may elect, to undertake these services internally. Additionally, our customer service levels, industry consolidation, competition, deregulation, technological changes or other factors could reduce the degree to which members of the wireless telecommunications industry rely on outsourced services such as the services we provide. Any significant change in the market for these services could have a material adverse effect on our current and planned business. We may not be able to effectively compete in our industry if consolidation of carriers continues.

The past several years have witnessed a consolidation within the carrier community. If this trend continues, it could result in a reduction or elimination of promotional activities by the remaining carriers as they seek to reduce their expenditures which could, in turn, result in decreased demand for our products or services. Moreover, consolidation of carriers reduces the number of potential contracts available to us. We could also lose business if carriers, which currently are our customers, are acquired by other carriers which are not our customers. Wireless operators may also change their policy regarding sales to their agents by independent distributors, such as requiring those agents to purchase products from the carrier or manufacturer, rather than from distributors such as us. This type of requirement could have a material adverse effect on our business and results of operations.

Our sales and inventory risk may be materially affected by fluctuations in regional demand patterns and economic factors for which we cannot plan.

The demand for our products and services has fluctuated and may continue to vary substantially within the regions served by us. We believe the roll-out of third generation, or 3G, cellular telephone systems and other new technologies, which have been delayed and could further be delayed, have had and will continue to have an effect on overall subscriber growth and handset replacement demand. Economic slow-downs in regions served by us or changes in promotional programs offered by carriers may lower consumer demand for our products and create higher levels of inventories which could decrease our gross and operating margins. We could face a substantial inventory risk due to depreciation and equipment price erosion if our products are not sold in a timely manner.

We may not be able to adequately respond to rapid technological changes in the wireless telecommunications industry, which could cause us to lose customers.

The technology relating to wireless telecommunications equipment changes rapidly resulting in product obsolescence or short product life cycles. We are required to anticipate future technological changes in our industry and to continually identify, obtain and market new products in order to satisfy evolving industry and customer requirements. While our top three vendors have historically kept their products competitive in terms of technological changes, there is no guarantee they will continue to do so, which could materially effect our business. Competitors or manufacturers of wireless equipment may market products which have perceived or actual advantages over products that we handle or which otherwise render those products obsolete or less marketable. We have made and continue to make significant capital investments in accordance with evolving industry and customer requirements including maintaining levels of inventories of currently popular products that we believe are necessary based on current market conditions. This utilization of capital for inventory buildup of this nature increases our risk of loss due to product obsolescence. Furthermore, if we do not adequately anticipate future technological changes, we may not have established adequate relationships with suppliers.

Substantial defaults by our customers on accounts receivables could have a significant negative impact on our cash flow and financial condition.

We currently offer and intend to offer open account terms to certain of our customers, both large and small, which may subject us to credit risks, particularly to the extent that our receivables represent sales to a limited number of customers or are concentrated in particular geographic markets. Although we have an accounts receivable insurance policy, this policy carries a substantial deductible and may not cover us in all instances. We also have an accounts receivable-based credit facility in order to reduce our working capital requirements. The extent of our ability to use our accounts receivable-based credit facility is dependent on the amount of and collection cycle of our accounts receivable. Adverse changes in our ability to use accounts receivable financing could have a material adverse effect on our financial position, cash flows and results of operations.

We rely on our suppliers to provide favorable terms, including payment terms, in order for us to make appropriate product purchases, and without such terms, our ability to procure products could be reduced.

Our business is dependent on our ability to obtain adequate supplies of currently popular products on favorable pricing and other terms. Our ability to fund our product purchases is dependent on our principal suppliers providing favorable payment terms that allow us to maximize the efficiency of our capital usage. The payment terms we receive from our suppliers are dependent on several factors, including, but not limited to, our payment history with the supplier, the suppliers’ credit granting policies, contractual provisions, our overall credit rating as determined by various credit rating agencies, industry conditions, our recent operating results, financial position and cash flows and each supplier’s ability to obtain credit insurance on amounts that we owe them. Adverse changes in any of these factors, certain of which may not be wholly in our control, could have a material adverse effect on our operations.

Approximately 70% of our revenues during the fiscal year ended December 31, 2005 were generated outside of the United States in countries that may have volatile currencies or other risks.

We engage in significant sales activities in territories and countries outside of the United States, particularly Latin American countries, including Argentina in 2005. The fact that we distribute products into a number of countries exposes us to increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater and more unpredictable inflationary pressures, and shipping delays. Changes may occur in social, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the territories and countries where we currently distribute products. United States laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could have a material adverse effect on our business and operations. Although we purchase and sell products and services in United States dollars and do not engage in exchange swaps, futures or options contracts or other hedging techniques, fluctuations in currency exchange rates could reduce demand for products sold in United States dollars. We cannot predict the effect that future exchange rate fluctuations will have on our operating results. We may in the future engage in currency hedging transactions, which could result in our incurring significant additional losses.

We rely on our information technology system to function efficiently, without interruptions, and if it does not, customer relationships could be harmed.

We have focused on the application of our information technology system to provide customized services to wireless communications equipment manufacturers and carriers. Our ability to meet our customers’ technical and performance requirements is highly dependent on the effective functioning of our information technology systems, which may experience interruptions, including aspects provided by third-party providers. These business interruptions could cause us to fall below acceptable performance levels pursuant to our customers’ requirements and could result in the loss of the related business relationship. Some of our information technology systems are managed and operated by third party providers. All information technology systems, both internal and external, are potentially vulnerable to damage or interruption from a variety of sources, including, without limitation, computer viruses, security breaches, energy blackouts, natural disasters, terrorism, war and telecommunication failures and third-party provider failures. We have implemented various measures to manage our risks related to system and network disruptions, but a systems failure or security breach could negatively impact our operations and financial results.

We have outstanding indebtedness, which is secured by substantially all our assets and which could prevent us from borrowing additional funds, if needed.

We had outstanding debt in the amount of approximately $10.0 million and $2.6 million at December 31, 2005 and December 31, 2004, respectively, in the form of a bank line of credit of up to $25 million at December 31, 2005, the borrowing base of which is based on a percentage of eligible accounts receivable. If we violate our loan covenants, default on our obligations or become subject to a change of control, our indebtedness would become immediately due and payable. Any significant decrease in our level of eligible accounts receivable will reduce our ability to borrow additional funds to adequately finance our operations and expansion strategies. The terms of our credit facility could substantially prohibit us from incurring additional indebtedness, which could limit our ability to expand our operations. We are also subject to negative covenants that, among other things, limit our ability to sell certain assets and make certain payments, including but not limited to, dividends, repurchases of common stock and other payments outside the normal course of business, as well as prohibiting us from merging or consolidating with another corporation or selling all or substantially all of our assets.

We depend on third parties to manufacture products that we distribute and, accordingly, rely on their quality control procedures.

Product manufacturers typically provide limited warranties directly to the end consumer or to us, which we generally pass through to our customers. If a product we distribute for a manufacturer has quality or performance problems, our ability to provide adequate products to our customers could be disrupted and our reputation could be negatively affected, thereby adversely impacting our business.

The wireless telecommunications industry is intensely competitive and we may not be able to continue to compete against well established competitors with greater financial and other resources.

We compete for sales of wireless telecommunications equipment and accessories, and expect that we will continue to compete, with numerous well-established carriers, distributors and manufacturers, including our own suppliers. Many of our competitors possess greater financial and other resources than we do and may market similar products or services directly to our customers. Distribution of wireless telecommunications equipment and accessories has generally had low barriers to entry. As a result, additional competitors may choose to enter our industry in the future. The markets for wireless handsets and accessories are characterized by intense price competition and significant price erosion over the life of a product. Many of our competitors have the financial resources to withstand substantial price competition and to implement extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter into new markets or introduce new products. Our ability to continue to compete successfully will depend largely on our ability to maintain our current industry relationships, both manufacturers and carrier customers. We may not be successful in anticipating and responding to competitive factors affecting our industry, including new or changing outsourcing requirements, the entry of additional well-capitalized competitors, new products which may be introduced, changes in consumer preferences, demographic trends, international, national, regional and local economic conditions and competitors’ discount pricing and promotion strategies. As wireless telecommunications markets mature and as we seek to enter into new markets in the Latin American region and offer new products in the future, the competition that we face may change and grow more intense.

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

We may need to raise additional capital through one or more future public offerings, private placements or other financings involving our securities. As a result of these financings, ownership interests in our company may be greatly diluted. See our discussion of our recent sale of common stock and warrants described in Item 1—Company Business—Recent Developments Subsequent to Fiscal Year End in this Form 10-K.

Our common stock, and our stock price could be volatile and could decline, resulting in a substantial loss on your investment.

Prior to our initial public offering in June 2004, there was not a public market for our common stock. An active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares. The stock market in general and the market for telecommunications-related stocks in particular, has been highly volatile. As a result, the market price of our common stock is likely to be volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation against us could result in substantial costs and divert our management’s attention and resources.

Shares of common stock that are issuable pursuant to our stock option plans and our outstanding warrants, when issued, could result in dilution to existing stockholders and could cause the market price of our common stock to fall.

We have reserved shares of common stock that may be issuable pursuant to our stock option plans and to our outstanding options and warrants outside those plans. These securities, when issued and outstanding, may reduce earnings per share under accounting principles generally accepted in the United States of America and, to the extent that they are exercised and shares of common stock are issued, dilute percentage ownership to existing stockholders which could have an adverse effect on the market price of our common stock.

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

Our largest stockholder may have strategic interests that differ from those of our other stockholders, and he may be able to significantly influence important corporate matters.

As of March 29, 2006, Joseph Ram, our Chief Executive Officer beneficially owned approximately 37.6% of our outstanding common stock. As a result, Mr. Ram may be able to significantly influence corporate actions relating to:

•       control the composition of our board of directors;

•       control our management and policies;

•       determine the outcome of significant corporate transactions, including changes in control that may be beneficial to stockholders; and

•       act in their mutual interests, which may conflict with, or be different from, the interests of other stockholders.

Available Information

Our website at www.infosonics.com provides a link to the Securities and Exchange Commission’s website where our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (including exhibits and supplementary schedules) and amendments to those reports, filed with or furnished to the SEC under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, can be accessed free of charge. Further, copies of these reports are located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov.

Item 1B.               Unresolved Staff Comments—N/A

Item 2.                        Properties.

We provide our distribution services from our sales and operations centers located in San Diego, California and Miami, Florida. These facilities are occupied pursuant to operating leases. The table below summarizes information about our sales and operations centers as of December 31, 2005:

	Aggregate Square Footage	Approximate Monthly Rent
San Diego, California*	32,000	$33,000
Miami, Florida	22,000	$15,000

*                    Does not include reduction of square footage or monthly rent for subleased space. We currently sublease approximately 20,000 square feet of space in the San Diego, CA facility to two subtenants for which we receive approximately $33,000 per month in rent.

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

Item 4.                        Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the American Stock Exchange under the symbol “IFO”. The following tables set forth, for the periods indicated, the closing prices for our common stock as reported by the American Stock Exchange. Our common stock commenced trading June 17, 2004.

Fiscal Year 2005	High	Low
First Quarter	$3.68	$2.52
Second Quarter	$3.15	$2.38
Third Quarter	$4.95	$2.78
Fourth Quarter	$18.72	$3.99

Fiscal Year 2004	High	Low
First Quarter	n/a	n/a
Second Quarter	$5.85	$4.60
Third Quarter	$4.90	$3.30
Fourth Quarter	$5.00	$2.95

As of March 28, 2006 the closing price of our common stock on the American Stock Exchange was $10.00, and there were approximately 33 shareholders of record.

We have not paid any dividends and do not expect to pay any dividends in the foreseeable future. We are also prohibited from paying dividends pursuant to our line of credit agreement with Wells Fargo. We expect to utilize future earnings to finance future growth.

Recent Sales of Unregistered Securities

During the past three fiscal years, we sold the following unregistered securities:

During 2005, we granted options to purchase 636,500 shares of common stock to employees, directors and consultants under our 2003 Stock Option Plan, with exercise prices ranging from $3.29 to $16.24 per share for an aggregate purchase price of $4,988,305 upon exercise of such options.

During 2004, we granted options to purchase 338,500 shares of common stock to employees, directors and consultants under our 2003 Stock Option Plan, with exercise prices ranging from $6.00 to $7.20 per share for an aggregate purchase price of $2,181,000 upon exercise of such options.

During 2003, we granted options to purchase 353,000 shares of common stock to employees, directors and consultants under our 2003 Stock Option Plan, with exercise prices ranging from $4.50 to $6.00 per share for an aggregate purchase price of $1,776,000 upon exercise of such options.

The foregoing options were issued under the exemptive provisions of the Securities Act of 1933, as amended, provided by Rule 701 under the Act, Rule 506 of Regulation D under the Act and Section 4(2) of the Act.

On January 30, 2006 we sold 1,100,000 shares of common stock at a purchase price of $13.10 for total gross proceeds $14,410,000. The investors who purchased shares also received warrants to purchase an aggregate of 330,000 shares of common stock at an exercise price of $18.38 per share during the period beginning six months after the date of the purchase agreement and ending four years following the date of such agreement.

We also issued warrants to purchase a total of 28,600 shares to the placement agents in the offering. Of the total number of such warrants, 22,000 shares have an exercise price of $13.76 per share and 6,600 have an exercise price of $19.30 per share. These warrants have three year terms.

The shares and warrants were issued under the exemptive provisions of the Securities Act of 1933, as amended, provided by Rule 506 of Regulation D under the Act and Section 4(2) of the Act.

The information required to be disclosed by Item 201(d) of Regulation S-K “Securities Authorized for Issuance Under Equity Compensation Plans” is included under Item 12 of this Form 10-K.

Item 6.                        Selected Financial Data.

The summary consolidated historical financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and the related notes, and the other information included in this annual report. The summary financial data for each of the five years in the period ended December 31, 2005 is derived from our consolidated financial statements, which have been audited by Singer Lewak Greenbaum & Goldstein LLP, independent registered public accountants, for the years ended December 31, 2001, 2002, 2003, 2004 and 2005. The summary financial data provided below is not necessarily indicative of our future results of operations or financial performance.

	Year Ended December 31,
	2005	2004	2003	2002	2001
Operating Data:
Net sales	$145,790,957	$73,406,390	$60,885,347	$44,534,671	$32,608,278
Cost of sales	133,689,921	67,863,339	56,083,862	41,298,258	29,977,514
Gross profit	12,101,036	5,543,051	4,801,485	3,236,413	2,630,764
Operating Expenses	8,367,839	4,210,198	3,563,187	2,554,938	2,149,628
Operating income from Continuing Operations before interest expense and tax provision	3,733,197	1,332,853	1,238,298	681,474	481,137
Income (loss) from Discontinued Operations	368,723	(890,840)	562,181	(21,536)	(370,335)
Net income (loss)	$2,707,122	$38,096	$1,139,013	$426,757	$(72,894)
Diluted weighted-average number of shares outstanding	6,141,221	4,987,792	3,908,098	3,640,331	3,200,000
Diluted earnings (loss) per share Continuing Operations	$0.38	$0.19	$0.15	$0.12	$(0.02)

	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Total assets	$37,036,808	$18,719,756	$12,698,819	$6,021,013	$3,867,661
Line of Credit	10,000,000	2,564,115	5,236,432	2,300,000	1,502,872
Short term debt	—	—	30,000	57,031	64,305
Current portion of notes payable-related parties	—	—	—	60,711	137,166
Total shareholders’ equity	$18,043,831	$12,439,011	$2,397,500	$1,067,966	$641,209

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis should be read in conjunction with the “Selected Financial Data” and our accompanying Consolidated Financial Statements and related notes, as well as the “Risk Factors” and other information contained in this annual report. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates were based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly since our annual report for fiscal 2004. All references to results of operations in this discussion are references to results of continuing operations, unless otherwise noted.

Forward Looking Statements

Certain statements in this document constitute “forward-looking statements.” These forward-looking statements involve known or unknown risks, uncertainties and other factors that may be outside our control and that may cause the actual results, performance, or achievements of InfoSonics to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, the actions of competitors, suppliers and customers are generally outside of our control; and our ability to execute our business plans and to increase revenues and operating income is each dependent upon our ability to continue to expand our current businesses and to enter new business areas, as well as upon general economic conditions, and other factors. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

Overview

We are one of the fastest growing distributors of wireless handsets and accessories in the United States and Latin America. We provide end-to-end handset and wireless terminal solutions for carriers in both the United States and Latin America. We distribute products of several key manufacturers, including i-mate, Motorola, Nokia, Novatel, Samsung, VK Mobile, and others. As an integral part of our customers’ supply chain, we perform value added services and solutions, including product approval and certification, light assembly, warehousing, logistics services (packing, shipping and delivery), marketing campaigns, warranty services and end-user support. We provide these services are provided for wireless telecommunications manufacturers in order to facilitate sales to carriers, agents, resellers, distributors, independent dealers and retailers in the United States and Latin America. During 2005, we significantly changed our business model from selling products to dealers and agents in the United States and Latin America to providing products, services and solutions primarily to carriers in such regions. As a result, we believe that this shift in customer focus enables us to better service our customers and vendors as we play a more important role in the supply chain for wireless handsets.

Areas of Management Focus and Performance Indicators

We focus on the needs of our customers, developing and maintaining close relationships with manufacturers, expanding in and entering into new markets, and sourcing new and innovative products, while maintaining close attention to operational efficiencies and costs. We intend to increase shipping volumes and improve efficiencies to enable higher levels of profitability and earnings growth.

Performance indicators that are key for the monitoring and management of our business include operating and net income, cost of sales and gross profit percentage, operating expenses as a percent of revenues, and overall net sales growth. We make extensive use of our customized information system to closely monitor all aspects of our business, including customer relationship management, intelligent purchasing, inventory control, and inventory flow, line item margin control for every order, and weighted average cost and statistical data for every product, customer and supplier. We believe a strong focus on providing better service to customers leads to increased customer satisfaction and retention and potential increases in sales.

Management spends a significant amount of time traveling with the purpose of spending time with key customers, suppliers and employees. We believe that these relationships are vital to our success and we will continue to dedicate a significant amount of time to this area.

Industry Trends, Challenges, Risks and Growth Opportunities

According to a February 2006 report by JP Morgan Chase & Co, in 2005, overall worldwide wireless handset sales increased by approximately 24%, and are forecasted to increase 15% in 2006. A rapid decline in wireless handset sales growth could negatively impact our net sales. Excess supply conditions can reduce the market prices of the products we sell and therefore affect our ability to generate net sales and gross profit at historical levels and could affect the value of our inventory. Conversely, should manufacturers be unable to respond to an unanticipated increase in demand on a timely basis, we, along with others in our industry, could experience supply constraints that would affect our ability to deliver products. We are unable to quantify these effects, as it is difficult to predict future supply conditions and demand patterns which affect our ability to meet customer demand or sell handsets at an acceptable gross profit. See Item 1—Description of Business—“Market Trends and Factors” and Item 1A—“Risk Factors”.

Company Specific Trends, Challenges Risks and Growth Opportunities

In 2005, our net sales increased by 99%, and handset units sold increased by 136%. Although we have incorporated growth into our strategy, there can be no assurances that these trends will continue. Similarly, although we have experienced high levels of growth in operating income from continuing operations (180% increase over the prior year), we cannot anticipate future growth to be at the same levels. Our strategy incorporates overall growth elements for each aspect of our business, which we hope will result in continued earnings growth; however there can be no assurance that this trend will continue.

	Year Ended December 31,
	2005	2004	2003
	(Amounts in 000’s)
Net sales	$145,791	$73,406	$60,885
Increase over prior year	99%	21%	37%

Results of Operations:

Year Ended December 31, 2005 Compared With Year Ended December 31, 2004

For the year ended December 31, 2005, we had income from continuing operations of $2.3 million, or $.38 per diluted share, on net sales of $145.8 million. This is an increase of 152% when compared to the prior year of $929,000, or $.19 per diluted share, on net sales of $73.4 million. The 99% increase in revenues is primarily attributable to a 136% increase in handset volume offsetting a 15% decrease in average selling price per unit. The geographic mix of revenues shifted significantly in 2005 as sales in Latin America increased 226% and we added Argentina as a separate new region. Combined, these two regions represented 69% of net sales as compared to 12% in 2004. Sales in the United States made up the remainder of our sales in 2005, declining 30% to $45.6 million, or 31% of net sales. The decrease in our U.S. sales resulted from our shift in focus from selling products to dealers and agents in the United States to providing products, services and solutions primarily to carrier customers. The increase in sales to Argentina is the result of our purchase of Primasel S.A., later renamed InfoSonics S.A., see Note 1 to our consolidated financial statements for additional information. In addition, our interest expense increased for fiscal 2005 to $399,000 from $96,000 in the prior year which negatively impacted our diluted earnings per share. The increase in interest expense primarily resulted from our net sales growth and the capital necessary to fund such growth.

	Year ended December 31,
	2005	2004	Increase
	(Amounts in 000’s)
Net Sales	$145,791	$73,406	99%
Gross Profit	12,101	5,543	118%
Income from continuing operations	2,339	928	152%
Diluted Earnings per share:
From continuing operations	$0.38	$0.19	100%

Revenues by geographic region

	Year ended December 31,
	2005	2004
	(Amounts in 000’s)
North America	$45,575	$64,754
Argentina	72,333	—
Latin America	27,882	8,564
Asia Pacific	—	—
Europe	—	88
Total	$145,790	$73,406

For the year ended December 31, 2005 we had income from discontinued operations of $369,000, or $.06 per diluted share, as compared with a loss of $890,000, or $.18 per diluted share, for the year ended December 31, 2004. The $369,000 of income from discontinued operations affected our net income, with net income for the December 31, 2005 fiscal year being $2.7 million, or $.44 per share, compared with net income of $38,000, or $.01 per diluted share, for the year ended December 31, 2004. This income is the result of our resolution of outstanding accounts with a former supplier for the discontinued operations. This former supplier is not involved with our continuing operations.

Cost of Sales, Gross Profit and Gross Margin

For the year ended December 31, 2005, cost of sales was $133.7 million, or 91.7% of sales, compared with $67.9 million, or 92.4% of sales, for the year ended December 31, 2004. The increase in our cost of sales is a direct result of the increased handset volume we purchased and sold during the year ended December 31, 2005.

For the year ended December 31, 2005, our gross profit increased to $12.1 million from $5.5 million an increase of 118%, as compared with the prior year. The increase in gross profit was primarily the result of increased sales levels as well as an increase in gross margin to 8.3% during 2005 from 7.6% in 2004.

	Year Ended December 31,
	2005	2004
	(Amounts in 000’s)
Cost of sales	$133,690	$67,863
Gross profit	$12,101	$5,543
Gross margin	8.3%	7.6%

Operating Expenses and Operating Income Before Interest and Income Tax Provision

For the year ended December 31, 2005, operating expenses were $8.4 million, an increase of 99%, as compared with the prior year. As a percentage of net sales, operating expenses remained at 5.7% for both 2005 and 2004. The increase in operating expense dollars is a primary result of costs associated with being a public company, including legal and accounting fees for the full year 2005 compared to six months during 2004. In addition we also increased sales personnel and the necessary back office support staff, as well as physical space. The consistency in operating expenses as a percentage of revenues is a primary result of increased revenues together with management’s efforts to utilize efficiencies, as we have structured our operating expenses to fluctuate with the varying levels of sales volume on a quarterly basis.

For the year ended December 31, 2005, our operating income before interest and tax provision from continuing operations was $3.7 million, as compared with $1.3 million for the year ended December 31, 2004. As a percentage of net sales, operating income before interest and tax provision from continuing operations was 2.6% for the year ended December 31, 2005 as compared to 1.8% for the year ended December 31, 2004. The increase in operating income before interest and tax provision from continuing operations as a percentage of net sales for the year ended December 31, 2005 was a result of the factors discussed above, specifically the increase in gross margin. The dollar increase in income from continuing operations is due to increased sales, increased gross profit dollars, and no change in operating cost per dollar of revenue.

Operating Expenses

	Year Ended December 31,
	2005	2004
	(Amounts in 000’s)
Operating expenses	$8,367	$4,210
Percentage of revenue	5.7%	5.7%

Operating Income before interest and income tax provision

	Year Ended December 31,
	2005	2004
	(Amounts in 000’s)
Operating income before interest and income tax provision	$3,733	$1,333
Percentage of revenue	2.6%	1.8%

Year Ended December 31, 2004 Compared With Year Ended December 31, 2003

For the year ended December 31, 2004, we had income from continuing operations of $929,000, or $.19 per diluted share, on net sales of $73.4 million. This is an increase of 61% when compared to the prior year of $577,000, or $.15 per diluted share, on net sales of $60.9 million. The 21% increase in revenues is primarily attributable to a 10% increase in handset volume and a 10% increase in average selling price per unit.

	Year ended December 31,
	2004	2003
	(Amounts in 000’s)
Net Sales	$73,406	$60,885
Gross Profit	$5,543	$4,801
Income from continuing operations	$929	$577
Diluted Earnings per share:
From continuing operations	$0.19	$0.15

Revenues by geographic region

	Year ended December 31,
	2004	2003
	(Amounts in 000’s)
North America	$64,754	$56,376
Latin America	$8,564	$2,449
Asia Pacific	—	$1,518
Europe	$88	$542
Total	$73,406	$60,885

For the year ended December 31, 2004 we incurred a loss from discontinued operations of $890,000, or $.18 per diluted share, as compared with income of $562,000, or $.14 per diluted share, for the year ended December 31, 2003. The $890,000 loss from discontinued operations affected our net income significantly, with net income for the December 31, 2004 fiscal year being $38,000, or $.01 per diluted share, compared with net income of $1,139,000, or $.29 per diluted share, for the year ended December 31, 2003.

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

Cost of Sales, Gross Profit and Gross Margin

	Year Ended December 31,
	2004	2003
	(Amounts in 000’s)
Cost of sales	$67,863	$56,084
Gross profit	$5,543	$4,801
Gross margin	7.6%	7.9%

For the year ended December 31, 2004, operating expenses were $4.2 million, an increase of 18%, as compared with the prior year. As a percentage of net sales, operating expenses decreased to 5.7% from 5.9% for the prior year. The increase in operating expense dollars is a direct result of increased sales personnel and the necessary back office support staff, as well as additional costs associated with being a publicly traded company, including legal and accounting fees, for the second half of 2004. The decrease in operating expenses as a percentage of revenues is a direct result of increased revenues together with management’s efforts to utilize efficiencies in an attempt to increase shareholder value.

Operating Expenses

	Year Ended December 31,
	2004	2003
	(Amounts in 000’s)
Operating expenses	$4,210	$3,563
Percentage of revenue	5.7%	5.9%

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

Operating Income before interest and income tax provision

	Year Ended December 31,
	2004	2003
	(Amounts in 000’s)
Operating income before interest and income tax provision	$1,333	$1,238
Percentage of revenue	1.8%	2.0%

Financial Condition, Liquidity and Capital Resources

Cash

At December 31, 2005, we had $7,712,915 in cash and at December 31, 2004, we had $5,183,876 in cash. In January 2006, we raised $14.4 million gross proceeds from sales of our common stock. We believe our cash balance is adequate for the next twelve months.

Credit Facility

We previously had a line of credit with Comerica Bank that was replaced on October 6, 2005 by our current line of credit. We have a fully collateralized line of credit with Wells Fargo HSBC Trade Bank N.A. that allows us to borrow up to a maximum of $25 million with a maturity date of October 1, 2006. Although we cannot assure that this line of credit will be extended or renewed, we believe that we can obtain an extension or renewal on reasonable terms. Our advances cannot exceed 80% of eligible domestic accounts receivable and 85% of eligible foreign insured accounts.

Outstanding balance under the line of credit bears interest on a monthly basis at either Wells Fargo’s prime rate (7.75% at March 28, 2006) or at the London Inter-Bank Offering Rate (“LIBOR”) plus 1.5% (LIBOR was 4.875% at March 28, 2006), the interest rate is either floating at Wells Fargo prime rate or is at LIBOR plus 1.5% for a fixed amount drawn down. Our outstanding balance at March 28, 2006 was approximately $9.7 million.  In addition to reporting and other non-financial covenants, the line of credit contains certain financial covenants which, among other items, require us to maintain a tangible net worth of not less than $12 million a quick ratio of not less than 1-to-1, a debt-to-tangible net worth ratio of not greater than 2-to-1, a pre-tax profit of not less than $1 on a rolling four-quarter basis, and net income after taxes of not less than $1 on an annual basis. We believe that we complied with these covenants at March 28, 2006.

Our bank line of credit is based upon eligible accounts receivable.  For the years ended December 31, 2005, 2004 and 2003 amounts advanced against our then existing line of credit were approximately $10.0, $2.6, and $5.2, million, respectively. Our credit lines have been important parts of growing our business, and market changes affecting accounts receivable could diminish the borrowing base of available funds. For the years ended December 31, 2005, 2004 and 2003, advances were 71%, 47% and 77%, respectively, of the available borrowing base. This current credit facility expires October 2006.

Year ended December 31, 2005

In the year ended December 31, 2005, cash from our lines of credit provided the capital needed to support our growth. We borrowed $93.9 million during the year ended December 31, 2005 and repaid $86.5 million during the same period. Cash used in continuing operations was $6.1 million for the year ended December 31, 2005, compared with $1.4 million used for the year ended December 31, 2004. The increase in the use of cash from operations was primarily due to the increase in cash used for our increased levels of accounts receivable ($12.5 million) which was partially offset by the increase in our accounts payable and accrued expenses ($5.9 million). In addition, there was an increase in our inventory and prepaid inventory ($2.7 million) which also contributed to the increase in cash used by continuing operations.

Our discontinued operations used cash of $163,000 for the year ended December 31, 2005, as compared with cash provided of $192,000 for the year ended December 31, 2004. The combined effect of continued and discontinued operations resulted in an increase of cash used in operations to $6.3 million from $1.2 million in the prior year.

Net cash used for investing activities was $285,000 for the year ended December 31, 2005 as compared with $231,000 for the year ended December 31, 2004.  The cash used for investing activities related to our increased warehouse and operational facilities expansion in Florida, completed during the year.

Net cash provided by financing activities was $9.1 million for the year ended December 31, 2005 as compared with $6.6 million for the year ended December 31, 2004. The difference is related to the $1.6 million of proceeds received from the exercise of previously issued stock options and warrants. In addition we increased the amount drawn down on our revolving line of credit to $10.0 million at December 31, 2005 as compared with $2.6 million at December 31, 2004. The increased borrowing was necessary to finance our growth and resulted in an increase of our interest expense to $399,000 for the year ended December 31, 2005 from $96,000 for the year ended December 31, 2004.

Year ended December 31, 2004 and 2003

In the year ended December 31, 2004, net proceeds of $10 million from our initial public offering provided working capital for our growth and enabled profitability from continuing operations. Cash from our line of credit and from operations had previously provided working capital for our growth. Cash provided under this line of credit was $3,236,000 for the year ended December 31, 2003. For the year ended December 31, 2004, cash used in operating activities was $1.4 million, and for the year ended December 31, 2003, cash used in operating activities was $4.5 million. The decrease in the use of cash in operations for the year ended December 31, 2004 is primarily due to the increase in cash provided from accounts receivable of $1.2 million, compared with cash used of $6.4 million during 2003. In addition, inventory increased by $1.1 million from December 31, 2003 to December 31, 2004, as a result of increased sales. Inventory reserves decreased from 4.6% of inventory on hand at December 31, 2003 to 3.0% of inventory on hand at December 31, 2004. This decrease was a result of our continued efforts to better manage our inventory and monitor any items which could have costs reduced to create selling opportunities.

Operating cash flows were also driven by our accounts payable which increased $364,000 at December 31, 2004 from the prior year. The amount outstanding on our line of credit decreased $2.7 million at December 31, 2004 as compared to the prior year. The decrease in our line of credit was a direct result of the net proceeds received from our public offering, in addition our accounts payable increases were related directly to our purchases from suppliers. Days sales outstanding at December 31, 2004 was 40 days as compared to 35 days for the year ended December 31, 2003. Days sales outstanding is a measure of the average amount of time between our invoicing of our customers and our receipt of payment for the customers.

Our discontinued operations used cash of $653,000 for the year ended December 2003. The combined effect of continued and discontinued operations resulted in cash used by operations of $5.1 million.

Net cash used in investing activities for the year ended December 31, 2004 was $231,000, and net cash used in investing activities for the year ended December 31, 2003 was $13,000.

Critical Accounting Policies

We believe the following critical accounting policies are important to the presentation of our financial condition and results, and require management’s judgments to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition and Accrued Chargebacks

Revenues are recognized (1) upon shipment of the products to customers, (2) when collection of the outstanding receivables are probable; and (3) when the final price of the product has been determined. The carrier has nine months from date of activation to charge back amounts previously credited to us if the customer terminates its service. We provide an allowance for estimated returns based on our experience, which estimate is recorded as a contra asset against accounts receivable. A provision for returns is provided in the same period in which the related commission revenue is recorded. Customer credit-worthiness and economic conditions may change and increase the risk of collectibility and contract terminations and may require additional provisions, which would negatively impact our operating results.

Allowance for Doubtful Accounts and Sales Return Reserve

Credit evaluations are undertaken for all major sale transactions before shipment is authorized. Normal payment terms require payment on a net 30 or 60 day basis depending on customer. On an ongoing basis, we analyze the payment history of customer accounts, including recent customer purchases. We evaluate aged items in the accounts receivable aging and provide reserves for doubtful accounts and estimated sales returns. Customer credit worthiness and economic conditions may change and increase the risk of collectibility and sales returns, and may require additional provisions, which would negatively impact our operating results.

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

Contractual Obligations

We lease corporate and administrative office facilities, and equipment under non-cancelable operating leases. Certain of these leases contain renewal options. Rent expense under these leases was approximately $300,000 (net of sublease income), $348,000 and $186,000 for fiscal years 2005, 2004 and 2003, respectively.

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

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations*	$3,338,604	$1,123,094	$2,102,860	$112,650	—
Capital Lease Obligations	137,801	49,437	88,364	—	—
Total	$3,476,405	$1,172,531	$2,191,224	$112,650	—

*                    includes buildings, equipment and retail kiosks from discontinued operations

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 123(R), Share based Payment, which is a revision of SFAS 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. On April 15, 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123(R) to fiscal years beginning on or after June 15, 2005. As a result, the Company adopted SFAS 123(R) on January 1, 2006 and will begin recognizing compensation cost as expense during the first quarter of 2006 for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using Black-Scholes option pricing model, which is the same option pricing model used to estimate grant-date fair value for SFAS 123 for pro forma disclosures. Based on unvested stock options currently outstanding, the effect of adopting SFAS 123(R) will reduce the Company’s net income by approximately $344,000 in future periods, of which approximately $217,000 will be recognized in 2006. The Company’s net income will also be reduced by future grants of equity awards based on the fair value of those awards at the date of grant.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions”. The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions”. SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, “Accounting for Sales of Real Estate”, for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions”. Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company’s financial statements.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provision, those provisions should be followed.

In February 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 155 “Accounting for Certain Hybrid Financial Instruments”. SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. Generally, FASB Statement of Financial Accounting Standards SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately (referred to as bifurcation) under certain conditions. That general rule notwithstanding, SFAS No. 133 (prior to amendments made to it by SFAS No. 155) provides a broad exception for interest-only and principal-only strips initially resulting from the separation of rights to receive contractual cash flows of a financial instrument that itself does not contain an embedded derivative that would have been accounted for separately. SFAS 155 amends SFAS 133 to restrict the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. Prior to amendments made by SFAS 155 , SFAS 140 , “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, permitted a qualifying special-purpose entity (SPE) to hold only passive derivative financial instruments pertaining to beneficial interests (other than another derivative financial instrument) issued or sold to parties other than the transferor. SFAS 155 amends SFAS 140 to allow a qualifying SPE to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS NO. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable;  (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” for us refers to the risk of loss arising from adverse changes in interest rates and various foreign currencies. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures.

Interest Rate

We are exposed to market risk from changes in interest rates on our outstanding revolving line of credit. At December 31, 2005, we had approximately $10.0 million outstanding, which could be affected by changes in short term interest rates. The interest rate for the revolving line of credit is the prime rate (7.25% at December 31, 2005) or LIBOR plus 1.50% (4.38% at December 31, 2005). For every 1% increase in our bank’s prime rate or LIBOR, our interest expense would increase by $100,000 assuming the same $10.0 million remained outstanding for the entire year.

The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments. The analysis does not consider the effect this movement may have on other variables including changes in sales volumes that could be indirectly attributed to changes in interest rates. The actions that we would take in response to such a change are also not considered. If it were possible to quantify this impact, the results could well be different than the sensitivity effects shown above.

Market Risk

A substantial portion of our revenue and expenses are transacted in markets outside the United States, however all sales transactions and accounts receivable are denominated in US dollars. As a result of our international sales, our future operating results could be adversely affected by a variety of factors, including changes in specific countries’ political, economic or regulatory conditions and trade protection measures. Our market risk management includes an accounts receivable insurance policy for both our domestic and foreign sales. However, there can be no assurance that our insurance policy will substantially offset the impact of fluctuations in currency exchange rates, political, economic or regulatory conditions on its results of operations and financial position. Foreign currency fluctuations did not have a material impact on our financial results during 2005, 2004 or 2003.

Item 8.   Financial Statements and Supplementary Data.

The information required by this item is included below in “Item 15 Exhibits, Financial Statements and Financial Statement Schedules.”

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.   Controls and Procedures.

Disclosure Controls

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended December 31, 2005, that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during such period.

Item 9B.   Other Information.

Not Applicable

PART III

Item 10.                 Directors and Executive Officers of the Registrant.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

We have adopted a Code of Ethics that applies to our chief executive officer, chief financial officer, principal accounting officer and controller and a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. Copies of these codes are available on our website (www.infosonics.com) and are also available without charge upon written request directed to Investor Relations, InfoSonics Corporation, 5880 Pacific Center Blvd., San Diego, California 92121.

If we make changes to our Code of Ethics or Code of Business Conduct and Ethics in any material respect or waive any provision of either such Code for any of the persons covered by either such Code, we expect to provide the public with notice of any such change or waiver by publishing a description of such event on our corporate website, www.infosonics.com, or by other appropriate means as required by applicable rules of the United States Securities and Exchange Commission.

Item 11.                 Executive Compensation.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 13.      Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 14.                 Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2006 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

PART IV

Item 15.                 Exhibits, Financial Statement Schedules.

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules

See Item 8. Financial Statements and Supplementary Data beginning on page F-1.

(a)(3) Exhibits.

EXHIBIT INDEX

Number	Description
3.1	Articles Of Incorporation(1)
3.2	Bylaws(1)
4.1	Specimen Common Stock Certificate(1)
4.2	1998 Stock Option Plan(3)
4.3	2003 Stock Option Plan, as amended(*)
4.4	Form of Stock Option Agreement—2003 Stock Option Plan—Non Employee Director (4)
4.5	Form of Stock Option Agreement—2003 Stock Option Plan—Incentive Stock Option (4)
10.1	Stock Purchase Agreement dated as of January 26, 2004 among InfoSonics, InfoSonics Mexico, Inc., Joseph Ram and Abraham Rosler concerning InfoSonics de Mexico.(1)
10.2	Securities Purchase Agreement by and among InfoSonics and the investors listed thereon dated January 30, 2005 (5)
10.3	Form of Common Stock Purchase Warrant (5)
10.4	Credit Agreement dated October 6, 2005 between InfoSonics and Wells Fargo HSBC Trade Bank, National Association (6)
10.5	First Amendment to Credit Agreement dated November 22, 2005 between InfoSonics and Wells Fargo HSBC Trade Bank, National Association (7)
10.6	Agreement for Purchase and Sale of Assets dated October 20, 2004 between The Mobile Solution Corporation and Axcess Mobile, LLC (InfoSonics’ subsidiary) (8)
10.7	Employment Agreement dated as of January 1, 2004 between InfoSonics and Joseph Ram(1)
10.8	Employment Agreement dated as of January 1, 2004 between InfoSonics and Abraham Rosler(1)
10.9	Employment Agreement dated as of January 1, 2004 between InfoSonics and Joseph Murgo(1)
10.10	Employment Agreement dated as of January 1, 2004 between InfoSonics and Jeffrey Klausner(1)
10.11	Lease Agreement effective April 1, 2004 between InfoSonics and Robert Jean Lichter and Gail F. Lichter Family Trust (2)
21	Subsidiaries of InfoSonics (*)
23	Consent of Independent Registered Public Accounting Firm (*)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (*)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (*)
99.1	Employee Code of Business Conduct and Ethics (1)
99.2	Code of Ethics for Chief Executive Officer, Chief Financial Officer and Controller (1)

(1)          Incorporated by reference from the Company’s Registration Statement on Form S-1, filed on January 30, 2004.

(2)          Incorporated by reference from Amendment No. 2 to the Company’s Registration Statement on Form S-1/A, filed on April 16, 2004.

(3)          Incorporated by reference from Amendment No. 6 to the Company’s Registration Statement on Form S-1/A, filed on May 20, 2004.

(4)          Incorporated by reference from the Company’s Current Report on Form 8-K, filed on January 25, 2005.

(5)          Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 2, 2006.

(6)          Incorporated by reference from the Company’s Current Report on Form 8-K, filed on October 13, 2005.

(7)          Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 29, 2005.

(8)          Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 3, 2004.

(*)          Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2006
	By:	/s/ JOSEPH RAM
Joseph Ram,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Signature and Title:
March 31, 2006
/s/ JOSEPH RAM
Joseph Ram,
President, Chief Executive Officer And Director
(Principal Executive Officer)
March 31, 2006
/s/ ABRAHAM ROSLER
Abraham Rosler,
Executive Vice President And Director
March 31, 2006
/s/ JEFFREY KLAUSNER
Jeffrey Klausner,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
March 31, 2006
/s/ RANDALL P. MARX
Randall P. Marx,
Director
March 31, 2006
/s/ ROBERT S. PICOW
Robert S. Picow,
Director
March 31, 2006
/s/ KIRK WALDRON
Kirk Waldron,
Director

INFOSONICS CORPORATION AND SUBSIDIARIES
Consolidated Financial Statements
For the years ended December 31, 2005, 2004 and 2003
Table of Contents

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-ii
CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statements of Stockholders’ Equity	F-3
Consolidated Statements of Cash Flows	F-4
Notes to Consolidated Financial Statements	F-5
SUPPLEMENTAL INFORMATION
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	F-24
Valuation and Qualifying Accounts—Schedule II	F-25

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
InfoSonics Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of InfoSonics Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004, and the year ended December 31, 2003 (restated). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoSonics Corporation and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004, and the year ended December 31, 2003 (restated) in conformity with accounting principles generally accepted in the United States of America.

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

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 10, 2006

F-ii

INFOSONICS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2004

	December 31
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$7,712,915	$5,183,876
Trade accounts receivable, net of allowance for doubtful accounts of $552,993 and $250,000	19,962,630	7,596,104
Inventory, net of reserves of $249,476 and $141,086	5,612,343	4,640,756
Prepaid inventory	1,680,086	71,850
Prepaid expenses	478,196	384,456
Net assets of discontinued operations	18,931	181,010
Deferred tax assets—current	550,000	285,000
Total current assets	36,015,101	18,343,052
Property and equipment, net	426,917	237,853
Intangible assets	504,000	—
Deferred tax assets—noncurrent	—	67,000
Other assets	90,791	71,851
Total assets	$37,036,809	$18,719,756
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$10,000,000	$2,564,115
Accounts payable	5,986,890	2,576,034
Accrued expenses	2,983,880	447,054
Net liabilities of discontinued operations	—	693,542
Total current liabilities	18,970,770	6,280,745
Deferred tax liability non-current	22,207	—
Total liabilities	18,992,977	6,280,745
Stockholders’ equity
Preferred stock, $0.001 par value 10,000,000 shares authorized 0 and 0 shares issued and outstanding	—	—
Common stock, $0.001 par value 40,000,000 shares authorized 5,626,422 and 5,212,000 shares issued and outstanding	5,626	5,212
Additional paid-in capital	13,426,937	10,529,652
Retained earnings	4,611,269	1,904,147
Total stockholders’ equity	18,043,832	12,439,011
Total liabilities and stockholders’ equity	$37,036,809	$18,719,756

The accompanying notes are an integral part of these financial statements

INFOSONICS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
December 31, 2005, 2004 and 2003

	For the Year Ended December 31,
	2005	2004	2003
			(as restated*)
Net sales	$145,790,957	$73,406,390	$60,885,347
Cost of sales	133,689,921	67,863,339	56,083,862
Gross profit	12,101,036	5,543,051	4,801,485
Operating expenses	8,367,839	4,210,198	3,563,187
Operating income from continuing operations	3,733,197	1,332,853	1,238,298
Other income (expense)
Interest income (expense), net	(399,205)	(95,941)	(140,453)
Income from continuing operations before provision for income taxes	3,333,992	1,236,912	1,097,845
Provision for income taxes	995,593	307,976	521,013
Income from continuing operations	2,338,399	928,936	576,832
Income (loss) from discontinued operations, net of income tax of $0	368,723	(890,840)	562,181
Net income	$2,707,122	$38,096	$1,139,013
Basic earnings per share
From continuing operations	$0.44	$0.22	$0.18
From discontinued operations	$0.07	$(0.21)	$0.18
Net Income	$0.51	$0.01	$0.36
Diluted earnings per share
From continuing operations	$0.38	$0.19	$0.15
From discontinued operations	$0.06	$(0.18)	$0.14
Net Income	$0.44	$0.01	$0.29
Basic weighted-average number of shares outstanding	5,322,093	4,290,546	3,200,000
Diluted weighted-average number of shares outstanding	6,141,221	4,987,792	3,908,098

*—Refer to Note 2, Restatement of Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements

INFOSONICS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholder’s Equity
December 31, 2005, 2004, and 2003

	Common Stock		Additional Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance, December 31, 2002	3,200,000	$3,200	$337,729	$727,037	$1,067,966
Stock Options issued for services rendered			190,534		190,534
Net Income (as restated*)				1,139,014	1,139,014
Balance, December 31, 2003 (as restated*)	3,200,000	3,200	528,263	1,866,051	2,397,514
Stock issued for cash	2,012,000	2,012	12,051,988		12,054,000
Stock Issuance Costs			(2,050,599)		(2,050,599)
Net income				38,096	38,096
Balance, December 31, 2004	5,212,000	5,212	10,529,652	1,904,147	12,439,011
Income tax benefit realized from the exercise of employee stock options			753,899		753,899
Exercise of stock options	249,422	249	1,248,051		1,248,300
Exercise of warrants	45,000	45	391,455		391,500
Stock issued as contingent consideration for acquisition	120,000	120	503,880		504,000
Net income				2,707,122	2,707,122
Balance, December 31, 2005	5,626,000	$5,626	$13,426,937	$4,611,269	$18,043,832

*—Refer to Note 2, Restatement of Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements

INFOSONICS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
December 31, 2005, 2004 and 2003

	For the Year Ended December 31,
	2005	2004	2003
			(as restated*)
Cash flows from operating activities
Net income from continuing operations	$2,338,399	$928,936	$576,832
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities
Depreciation and amortization	93,658	28,390	10,688
Loss on disposal of fixed assets	2,334	2,017	1,088
Provision for bad debt	302,993	(109,990)	325,979
Provision for obsolete inventory	108,390	62,606	48,509
Income tax benefit realized from the exercise of employee stock options	753,899	—	—
(Increase) decrease in
Trade accounts receivable	(12,478,395)	1,147,170	(6,425,335)
Inventory	(1,079,977)	(3,127,363)	(344,759)
Prepaid inventory	(1,608,236)	—	—
Prepaid expenses	(93,740)	(267,793)	(73,736)
Other assets	(210,063)	(49,084)	(1,274)
Increase (decrease) in
Accounts payable	3,410,856	364,471	629,597
Accrued expenses	2,536,826	302,789	165,428
Deferred tax asset current	(265,000)	230,650	—
Deferred tax asset non current	89,207	(67,000)	—
Income tax liabilities	—	(821,982)	632,362
Cash used in continuing operations	(6,098,849)	(1,376,183)	(4,454,621)
Cash provided by (used in) discontinued operations	(162,740)	191,994	(653,356)
Net cash provided by (used in) operating activities	(6,261,589)	(1,184,189)	(5,107,977)
Cash flows from investing activities
Purchase of property and equipment	$(291,306)	$(230,920)	$(13,469)
Sale of property and equipment	6,250	—	—
Net cash provided by (used in) investing activities	(285,056)	(230,920)	(13,469)
Cash flows from financing activities
Bank overdraft	—	(867,555)	867,555
Borrowings from line of credit	93,922,834	48,404,847	27,187,014
Payments on line of credit	(86,486,949)	(51,077,191)	(23,950,582)
Payments on subordinated notes payable—related parties	—	(30,000)	(57,509)
Offering costs	—	(1,887,686)	(162,913)
Cash received from stock, options and warrants	1,639,799	12,054,000	—
Net cash provided by (used in) financing activities	9,075,684	6,596,415	3,883,565
Net increase (decrease) in cash and cash equivalents	2,529,039	5,181,306	(1,237,881)
Cash and cash equivalents, beginning of period	5,183,876	2,570	1,240,451
Cash and cash equivalents, end of period	$7,712,915	$5,183,876	$2,570
Cash paid for interest	353,233	136,144	142,218
Cash paid for income taxes	545,915	1,285,798	152,753

Supplemental disclosure of non-cash investing activities:

During the year ended December 31, 2005, the Company issued 120,000 shares of common stock valued at $504,000 as contingent consideration for the acquisition of Primasel S.A., see Note 1 for additional information.

*—Refer to Note 2, Restatement of Consolidated Financial Statements.

The accompanying notes are an integral part of these financial statements

NOTE 1—ORGANIZATION AND LINE OF BUSINESS

InfoSonics Corporation (“InfoSonics”) was incorporated in February 1994 in the state of California. InfoSonics and its subsidiaries, Axcess Mobile, LLC (“Axcess Mobile”), InfoSonics El Salvador, InfoSonics Guatemala, InfoSonics S.A. and InfoSonics de Mexico (collectively, the “Company”) sell wireless telecommunication products and accessories to dealer agents and network operators. The Company’s principal markets are the United States and Latin America. In September 2003, the Company reincorporated in the state of Maryland under the name InfoSonics Corporation.

Purchase of InfoSonics de Mexico

On January 1, 2004, the Company purchased InfoSonics de Mexico, which distributes the Company’s products in Mexico (as discussed in Note 12), from two of the Company’s executives, for $3,600. The Company has accounted for the transaction as a merger between entities under common control in which the Company recognized the assets and liabilities transferred at their carrying amounts at the date of transfer. The assets of InfoSonics de Mexico were 0.36% of InfoSonics’ consolidated assets as of January 1, 2004.

Purchase of Primasel S.A.

On January 19, 2005, the Company purchased Primasel S.A (“Primasel”), from Fanrock Investments Limited for up to 120,000 shares of InfoSonics common stock, based on sales of certain levels being achieved in the next three years. In addition InfoSonics will pay profit sharing tied to sales and profitability for sales in Argentina. During the year ended December 31, 2005, 120,000 shares of common stock were issued related to this transaction and there was profit sharing expense and accrual of $1.4 million related to sales and profitability. The Company has accounted for the transaction as a stock purchase. The purchase price has been recorded as an intangible asset on the accompanying balance sheet. Primasel had a distribution agreement and a management agreement which was the purpose for the transaction, and the implied value of those agreements is the value of the 120,000 shares issued in October 2005. The Company allocated 75% of the non-cash cost of this issuance towards the management agreement and 25% towards the distribution agreement. In February 2005, Primasel S.A. changed its name to InfoSonics S.A, see Note 6 for additional information. A pro forma statement has not been presented as Primasel had no operations prior to the purchase.

Stock Split

In May 2003, the Company affected an eight-to-one stock split of its common stock. On September 11, 2003, the Company effected a one-for-two reverse split of its common stock. All share and per share data have been retroactively restated to reflect both stock splits.

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

Stock option expense—On December 31, 2003, the Company issued options to purchase 120,000 shares of the Company’s common stock to one its stockholders for services rendered. The Company had previously determined that the fair value of such options was based on the current intrinsic value of the options as the exercise price of such options was based on a future event. As a result a charge was not recorded in connection with the issuance of such options as the exercise price of the stock options granted was not less than the fair market value of the Company’s common stock price as of the date of grant. Subsequent to year-end, management determined that the accounting treatment of such options was incorrect and did not meet the guidelines established under Statement on Financial Accounting Standard (“SFAS”) No. 123 and Emerging Issues Task Force (“EITF”) Issue No. 96-18.

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

A summary of the fiscal 2003 financial statement amounts impacted by the restatement adjustments is as follows, note that these amounts include the changes due to discontinued operations (see note 3):

	As	Restatement
	Previously	Adjustments
	Reported	A	B	As Restated
Year ended December 31, 2003
Operating expenses	$3,296,153	$76,500	$190,534	$3,563,187
Income from operations	1,364,879	(76,500)	(190,534)	1,097,845
Provision for income taxes	629,268	(32,357)	(75,898)	521,013
Net income	1,297,792	(44,143)	(114,636)	1,139,013
Basic earnings per share	0.41	(0.10)	(0.40)	0.36
Diluted earnings per share	0.33	(0.10)	(0.30)	0.29
At December 31, 2003
Deferred tax assets	439,752	—	75,898	515,650
Deferred offering costs	239,413	(76,500)	—	162,913
Total assets	12,698,817	(76,500)	75,898	12,698,215
Income taxes payable	854,339	(32,357)	—	821,982
Total liabilities	$10,333,058	$(32,357)	$—	$10,300,701

Restatement Adjustments:

A                To expense fees relating to the audit of the Company’s financial statements in conjunction with its initial public offering.

B            To record the fair value of stock options granted to an outside consultant for services rendered.

NOTE 3—DISCONTINUED OPERATIONS

During the quarter ended September 30, 2004, the Company and its Board of Directors discussed Axcess Mobile, LLC and its mall-based kiosk locations and the Company began to implement actions necessary to close those mall-based kiosk locations. On October 28, 2004, the Company assigned the leases for six of the mall-based kiosk locations to a third party; however, the assignment did not release the Company from the future lease obligations, the maximum potential liability of these future obligations is $1,095,405, exclusive of the $95,044 currently held by third party escrow. This liability is included in our lease commitment schedule. The third party assignee operates approximately 400 mall-based kiosks in 28 states. A third party is holding in escrow two months rent for the locations from the assignee, and in the event of default by the assignee those funds will be released to the Company. SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 prohibits the amortization of goodwill, but requires that it be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that its value has diminished or been impaired. As a result of the discontinued operation the Company has reassessed the goodwill and written down the value to zero, this write down was recorded as an operating expense in the year end December 31, 2004. The other lease locations were closed in October 2004. The results of the discontinued operations are as follows:

	Year Ended December 31,
	2005	2004	2003
Net Sales	—	$2,706,134	$4,946,605
Gross Profit	—	$1,368,834	$2,991,088
Operating income (loss)	$368,723	$(867,442)	$671,441
Capital Expenditures	—	$45,847	$27,975
Depreciation and Amortization	—	$15,454	$39,808

During 2005, we had income from our discontinued operations. This income is the result of our resolution of outstanding accounts with a former supplier for the discontinued operations. This former supplier is not involved with our continuing operations. As of December 31, 2005, Net assets of discontinued operations consist of cash of $13,000 and other assets of $6,000, The Company is currently in the process of resolving these balances. As of December 31, 2005, the plans for the discontinued operations were complete; however the Company expects to continue to record adjustments and expenses through discontinued operations as necessary.

NOTE 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of InfoSonics and its wholly owned subsidiaries, Axcess Mobile InfoSonics El Salvador, InfoSonics Guatemala, InfoSonics S.A. and InfoSonics de Mexico. All significant inter-company accounts and transactions are eliminated in consolidation.

Revenue Recognition and Allowance for Returns

Revenues for cellular phone sales are recognized upon (i) shipment of the products to customers, (ii) when collection of the outstanding receivables are probable and (iii) the final price of the product is determined. As part of the sales process, the Company may perform certain valued added services such as programming, software loading and quality assurance testing. These value added services are considered an ancillary component of the sales process and amounts attributable to these processes are included to in the unit cost to the customer. The Company recognizes as a reserve against the related receivables estimates for product returns based on historical experience and other judgmental factors, evaluates these estimates on an on-going basis and adjusts its estimates each period based on actual product return activity. The Company recognizes freight costs billed to its customers in revenue and actual freight costs incurred as a component of cost of revenue.

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

Trade Accounts Receivable

The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. As of December 31, 2005 and 2004, the allowance for doubtful accounts was $552,993 and $250,000, respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories. The Company provides for the possible inability to sell its inventory by recording a reserve. As of December 31, 2005 and 2004, the inventory obsolescence reserve was $249,476 and $141,086, respectively. From time to time the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of December 31, 2005 and 2004, the prepaid inventory balances were $1.7 million and $72,000, respectively.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, and accrued expenses. The book value of all other financial instruments is representative of their fair values.

Accounting for the Impairment of Long-Lived Assets

The Company adopted SFAS  No. 144, “Accounting for the Impairment or disposal of Long-Lived Assets”  SFAS No. 144  requires impairment losses to be recorded on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Management determined that there was no impairment of long-lived assets during the years ended December 31, 2005, 2004 and 2003, other than the impairment of the Company’s investment in Axcess Mobile, LLC, which was discontinued during the year ended December 31, 2004.

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

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income and earnings per share for the years ended December 31, 2005, 2004 and 2003 would have been decreased to the pro forma amounts indicated below:

	2005	2004	2003
			(as restated*)
Net income as reported	$2,707,122	$38,096	$1,139,014
Stock based employee compensation cost, Net or related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(2,958,655)	(154,511)	(49,605)
Pro forma	$(251,533)	$(116,425)	$1,089,409
Basic earnings per common share as reported	$0.51	$0.01	$0.36
Stock based employee compensation cost, Net or related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(0.56)	(0.04)	(0.02)
Pro forma	$(0.05)	$(0.03)	$0.34
Diluted earnings per common share as reported	0.44	0.01	0.29
Stock based employee compensation cost, Net or related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(0.48)	(0.03)	(0.01)
Pro forma	$(0.04)	$(0.02)	$0.28

*—Refer to Note 2, Restatement of Consolidated Financial Statements.

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2005, 2004 and 2003: dividend yields of 0%, 0%, and 0%, respectively; expected volatility of 91%, 62% and 61%, respectively; risk-free interest rates of 3.73% 2.75% and 1.85% respectively; and expected lives of 3.0, 2.96 and 2.83, respectively.

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

Advertising Expense

The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the years ended December 31, 2005, 2004 and 2003 was $7,990, $8,360 and $19,490, respectively.

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

During the year ended December 31, 2005, the Company purchased materials from three suppliers, which accounted for 49%, 23% and 11% of total cost of sales. During the year ended December 31, 2004 the Company purchased materials from three suppliers which accounted for 44%, 14% and 19% of total cost of sales. During the year ended December 31, 2003, the Company purchased materials from three suppliers, which accounted for 22%, 17%, and 13% of total cost of sales.

Concentrations of Revenues and Credit Risk

The Company provides credit to its customers primarily in the United States and Latin America in the normal course of business. During the year ended December 31, 2005, four customers accounted for 17%,

15%, 13% and 13% of total product sales. These four customers represented 10%, 13%, 31% and 0% of accounts receivable at December 31, 2005. During the year ended December 31, 2004, one customer accounted for 10% of total product sales, and that customer represented 1% of accounts receivable at December 31, 2004. During the year ended December 31, 2003, one customer accounted for 17% of total product sales, and that customer represented 20% of accounts receivable at December 31, 2003. The Company does not obtain collateral with which to secure its accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses based upon the Company’s historical experience related to credit losses and any unusual circumstances that may affect the ability of its customers to meet their obligations. The Company also maintains two insurance policies, which cover its customer accounts, and helps to minimize the potential risk of loss. During 2005, the Company renewed its insurance policies, which cover losses up to $28,000,000 and have an aggregate deductible of $50,000, with a 10% co-insurance domestic and 5% co-insurance foreign.

Recently Issued Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions”. The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions”. SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, “Accounting for Sales of Real Estate”, for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions”. Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS 123(R) amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and APB Opinion 25, “Accounting for Stock Issued to Employees. “ SFAS No. 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statement.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections. SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provision, those provisions should be followed.

Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement.

In February 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 155 “Accounting for Certain Hybrid Financial Instruments”. SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. Generally, FASB Statement of Financial Accounting Standards SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately (referred to as bifurcation) under certain conditions. That general rule notwithstanding, SFAS No. 133 (prior to amendments made to it by SFAS No. 155) provides a broad exception for interest-only and principal-only strips initially resulting from the separation of rights to receive contractual cash flows of a financial instrument that itself does not contain an embedded derivative that would have been accounted for separately. SFAS 155 amends SFAS 133 to restrict the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. Prior to amendments made by SFAS 155 , SFAS 140 , “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, permitted a qualifying special-purpose entity (SPE) to hold only passive derivative financial instruments pertaining to beneficial interests (other than another derivative financial instrument) issued or sold to parties other than the transferor. SFAS 155 amends SFAS 140 to allow a qualifying SPE to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS NO. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable;  (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances. The Statement also describes the manner in which it should be initially applied. The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment for continuing operations at December 31, 2005 and 2004 consisted of the following:

	December 31
	2005	2004
Machinery and Equipment	$487,998	$221,739
Furniture and Fixtures	117,082	100,619
	605,080	322,358
Less Accumulated Depreciation	178,163	84,505
Total	$426,917	$237,853

Depreciation expense was $93,657, $28,389 and $10,688 for the years ended December 31, 2005, 2004 and 2003 respectively.

NOTE 6—Intangible assets

The Company utilizes SFAS 142, Goodwill and Other Intangible Assets. Pursuant to the provisions of SFAS 142 the Company performs an impairment test on its goodwill at least annually. In the third quarter of 2004, the Company recorded an impairment charge as a result of its decision to discontinue its retail kiosk operations. See Note 3 for additional information. In addition, as a result of the purchase of Primasel S.A., see Note 1 for additional information, The Company recorded an intangible asset of $504,000. This asset consists of a management agreement and a distribution agreement with values of $378,000 and $126,000, respectively, at December 31, 2005. The Company has determined that the management agreement has an indefinite life. In the fourth quarter of 2005, the Company performed the required annual impairment test on its remaining goodwill and incurred no additional impairment charges.

NOTE 7—LINE OF CREDIT

The Company has available a line of credit from a bank, which allows the Company and it’s subsidiaries to borrow up to a maximum of $25 million. The line of credit provides for advances not to exceed 80% of eligible domestic accounts receivable and 85% of foreign insured accounts, depending on the country of the debtor. At December 31, 2005 the majority of the debtors were foreign. The line of credit also provides for advances of up to 40% of the Company’s inventory. As of December 31, 2005, the Company’s available borrowing capacity was $14,105,255, which represents the maximum line of credit less restricted receivables.

Interest is payable on a monthly basis at prime (7.25% at December 31, 2005) or at the London Inter-Bank Offering Rate (4.38% at December 31, 2005), plus 1.50%. The line of credit is collateralized by substantially all of the assets of the Company and expires in October 2006. In addition, to reporting and other non financial covenants the line of credit contains certain financial covenants which require the Company to maintain a tangible net worth of not less than $12,000,000, a quick ratio of not less than 1-to-1, a debt-to-net worth ratio of not greater than 2-to-1 and maintain a quarterly net income after taxes of at least $1. Management believes the Company was in compliance with these covenants at December 31, 2005. At December 31, 2005 and 2004, the amounts drawn against the line of credit were $10,000,000 and $2,564,115, respectively.

NOTE 8—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate and administrative offices, warehouse and distribution centers, retail wireless locations consisting of five leased kiosks, and certain equipment under operating lease agreements, which expire through December 2009. Certain of the agreements contain renewal options. Future minimum payments under these operating lease agreements at December 31, 2005 were as follows, including sublease income from buildings and retail kiosks from our discontinued operations:

Year Ending December 31,	Gross payments	Sublease income	Net payments
2006	$1,123,094	$923,477	$199,617
2007	1,158,403	697,621	460,782
2008	944,456	180,595	763,862
2009	112,650	36,990	75,660
2010	—	—	—
Total	$3,338,604	$1,838,682	$1,499,921

Rent expense was $300,430 (net of sublease income) $289,163 and $186,294 for the years ended December 31, 2005, 2004 and, 2003 respectively.

In January 2004, the Company entered into a building lease agreement for its corporate and administrative office facilities. The lease agreement is for a period of 84 months and requires month rental payments of $33,521. We have the option to terminate the lease at month 60, providing prior written notice to our landlord. In addition, commencing on each anniversary date of the lease, the monthly rent will increase by 3%.

Litigation

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. As of December 31, 2005, the Company did not have any significant litigation outstanding, and management does not expect any matters to have a material impact on the Company’s liquidity or the financial statements taken as a whole.

Consulting Agreement

During the year ended December 31, 2003, the Company entered into a consulting agreement with an advisor related to certain financial and advisory services. This agreement as amended on March 25, 2004, provides for such services to be rendered for a twelve month period following the initial public offering date. In connection with such financial and advisory services the Company was obligated to compensate the consultant in the amount of $7,500 per month for a period of twelve months. In addition, the Company issued options to purchase 125,000 shares of the Company’s common stock at an exercise price of 120% of the initial public offering price. The options are exercisable for a period of three years following the effective date of the initial public offering. This consultant was hired as an employee in July 2004, which resulted in termination of this consulting agreement.

Vendors

The Company has entered into written agreements with some of its supplier-manufacturers. None of these agreements require minimum amounts of product to be purchased. Some of the agreements contain automatic renewal clauses and the Company believes that it will be able to renew these contracts with similar terms upon their individual expiration.

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

NOTE 9—STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of preferred stock, which may be issued from time to time in one or more series by the Board of Directors. In addition, the Board is authorized to set the rights, preference, privileges, and restrictions of these shares, including dividends rights, conversion rights, voting rights, and liquidation preferences. These shares may have rights senior to those of the Company’s common stock holders. As of December 31, 2005 and 2004, the Company did not have any preferred shares outstanding.

Common Stock

In January 2004, the Company sold 12,000 shares of common stock at $4.50 per share for gross proceeds of $54,000. In June 2004 the Company sold 2 million shares of common stock at $6.00 per share for gross proceeds of $12 million, with net proceeds to The Company of approximately $10 million.

During 2005 The Company issued shares related to exercise of previously issued stock options and warrants. A total of 294,422 shares of common stock were issued for proceeds of $1,639,600, the range of options and warrants exercised was $1.00 to $8.70.

In January 2006, the Company sold an aggregate of 1,100,000 shares of its common stock at $13.10 per share, for total gross proceeds of $14,410,000, see Note 13 for additional information.

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

On December 30, 2003, the Company granted options to purchase 250,000 shares of the Company’s common stock to its Chief Financial Officer. The exercise price of the options is $4.50 for the first 125,000 options and $6.00 per share for the remaining 125,000 options. One third of the options were exercisable on July 1, 2004, and the remaining options will vest monthly on a pro rata basis thereafter. A compensation charge was not recorded in connection with the issuance of such options as the exercise price of the stock options granted was not less than the fair market value of the Company’s stock price as of the date of grant.

On December 31, 2003, the Company granted non-discretionary options to purchase an aggregate of 50,000 shares of the Company’s common stock to three members of its board of directors for services to be provided as members of the Company’s board. The options have an exercise price of $6.00 per share. One-third of the options become exercisable on the last day of each year starting December 31, 2004. The Company uses the intrinsic method to measure the value of stock-based compensation issued to their board of directors for services provided as a member of the Company’s board. A compensation charge was not recorded in connection with the issuance of such options as the exercise price of the stock options granted was not less than the fair market value of the Company’s common stock price as of the date of grant.

On December 31, 2003, the Company granted options to purchase 120,000 shares of the Company’s common stock to one of its stockholders for services previously rendered. These options were issued outside of the Company’s 1998 Plan and the 2003 Plan. The options have an exercise price of $7.20 per share. The options vested June 17, 2004 and terminate on December 31, 2008.

On January 21, 2005, the Company granted options to purchase 335,000 shares of the Company’s common stock to its executives and employees. The exercise price is $3.29. These options vest the later of one year from date of hire, or date of grant. A compensation charge was not recorded in connection with the issuance of such options as the exercise price of the stock options granted was not less than the fair market value of the Company’s common stock price as of the date of grant.

On May 25, 2005, the Company granted options to purchase 39,500 shares of the Company’s common stock to its employees. The exercise price is $3.29. These options vest at December 31, 2005, provided the employees are still employed by the Company. A compensation charge was not recorded in connection with the issuance of such options as the exercise price of the stock options granted was not less than the fair market value of the Company’s common stock price as of the date of grant.

During August and October 2005, the Company granted options to purchase 41,500 shares of the Company’s common stock to its employees. The exercise price ranges from $4.16 to $4.32, based on the market price on the date of the grant. These options vest over a period of two years from the date of grant, provided the employees are still employed by the Company. A compensation charge was not recorded in connection with the issuance of such options as the exercise price of the stock options granted was not less than the fair market value of the Company’s common stock price as of the date of grant.

On December 30, 2005, the Company granted options to purchase 220,500 shares of the Company’s common stock to its executives and employees. The exercise price is $16.24. These options vest on the date of grant. A compensation charge was not recorded in connection with the issuance of such options as the exercise price of the stock options granted was not less than the fair market value of the Company’s common stock price as of the date of grant.

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

The following table summarizes stock option activity in the 1998 Plan and the 2003 Plan:

		Weighted- Average
	Number	Exercise
	of Shares	Price
Outstanding, December 31, 2002	858,700	$0.79
Granted during fiscal year 2003	353,000	$4.50
Outstanding, December 31, 2003	1,211,700	$1.68
Granted during fiscal year 2004	338,500	$6.00
Outstanding, December 31, 2004	1,550,200	$2.62
Granted during fiscal year 2005	636,500	$7.84
Exercised during fiscal year 2005	249,422	$5.00
Returned during fiscal year 2005	138,028	$5.30
Outstanding, December 31, 2005	1,799,250	$4.29
Exercisable, December 31, 2005	1,640,333	$4.17

The weighted-average remaining contractual life of the options outstanding at December 31, 2005 was 5.71 years. The weighted-average fair value per share of options granted was $8.08 $ 0.32 and $1.79 for the years ended December 31, 2005, 2004 and 2003, respectively. The exercise prices of the options outstanding at December 31, 2005 ranged from $0.25 to $16.24, and information relating to these options is as follows:

				Weighted-	Weighted-
			Weighted-	Average	Average
			Average	Exercise	Exercise
	Stock	Stock	Remaining	Price of	Price of
	Options	Options	Contractual	Options	Options
Exercise Prices	Outstanding	Exercisable	Life	Outstanding	Exercisable
$0.26	400,000	400,000	2.55 years	$0.25	$0.26
$0.50	160,000	160,000	3.01 years	$0.50	$0.50
$1.70	255,500	255,500	5.29 years	$1.70	$1.70
$4.50	145,000	145,000	7.50 years	$4.50	$4.50
$6.00	262,500	145,083	8.47 years	$6.00	$6.00
$7.20	22,000	22,000	3.47 years	$7.20	$7.20
$3.29	292,250	292,250	2.06 years	$3.29	$3.29
$4.16	25,000	—	2.63 years	$4.16	$4.16
$4.32	16,500	—	2.81 years	$4.32	$4.32
$16.24	220,500	220,500	3.00 years	$16.24	$16.24
	1,799,250	1,640,333

NOTE 10—INCOME TAXES

The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended December 31, 2005, 2004 and 2003:

	For the Year Ended December 31,
	2005	2004	2003
			(As Restated*)
Current tax provision
Federal	$983,705	$202,827	$361,961
State	186,888	105,149	159,052
	1,170,593	307,976	521,013
Deferred tax provision (benefit)
Federal	(130,000)	(222,000)	(410,702)
State	(45,000)	(63,000)	(104,948)
	(175,000)	(285,000)	(515,650)
Total provision (benefit) for income taxes	$995,593	$22,976	$5,363

*—Refer to Note 2, Restatement of Consolidated Financial Statements

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2005, 2004 and 2003:

	For the year ended December 31,
	2005	2004	2003
			(As restated*)
Statutory regular federal income tax rate	34.0%	34.0%	34.0%
State taxes net of federal benefit	5.1	6.0	1.0
Non-deductible entertainment	0.4	1.0	0.2
Other	(0.7)	11.0	(2.5)
Total	38.8%	52.0%	32.6%

*—Refer to Note 2, Restatement of Consolidated Financial Statements.

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes as of December 31, 2005 and 2004 consisted of the following:

	December 31,
	2005	2004
Current deferred tax assets
Allowance for bad debt	$220,000	$166,000
Property and equipment	—	(2,000)
Allowance for obsolete inventory	99,000	56,000
State tax expense	26,000	—
Accrued compensation	12,000	—
Customer Rebates	—	18,000
Other accruals	193,000	47,000
Total Current deferred tax assets	550,000	285,000
Non-current deferred tax assets
Depreciation	(23,000)	—
Net operating loss carry-forward	—	67,000
Total non-current deferred tax assets	(23,000)	67,000
Net deferred tax assets	$527,000	$352,000

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

Summarized financial information concerning the Company’s reportable regions is shown in the following tables for the years ended December 31, 2005, 2004 and 2003.

All fixed assets are located in the Company’s offices in the United States. Geographical revenues for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Year ended December 31,
	2005	2004	2003
North America	$45,575,714	$64,754,575	$56,375,979
Argentina	72,333,046	—	—
Latin America	27,882,197	8,564,078	2,449,441
Asia Pacific	—	—	1,517,687
Europe	—	87,737	542,240
Total	$145,790,957	$73,406,390	$60,885,347

During the years ended December 31, 2005, 2004 and 2003, no revenues from any individual country other than the United States or Argentina were greater than 10% of the Company’s consolidated revenues.

NOTE 12—RELATED PARTY TRANSACTIONS

The Company entered into a management services agreement with one of its stockholders for a monthly fee of $10,000. The agreement expired in December 2003. The Company recorded management fee expense of $120,000 for the year ended December 31, 2003. We subsequently determined not to renew the agreement beyond December 31, 2003 and in consideration for services rendered, the stockholder would receive a one-time grant of options to purchase an aggregate of 120,000 shares of common stock until December 31, 2008 at a price equal to 120% of the public offering price, or $7.20 per share. We recorded a non-cash expense in fiscal 2003 related to the issuance of these options of $190,000.

NOTE 13—SUBSEQUENT EVENTS

Sale of Common Stock

On January 30, 2006, the Company sold an aggregate of 1,100,000 shares of its common stock at $13.10 per share, for total gross proceeds of $14,410,000. The purchasers were also issued warrants to purchase an aggregate of 330,000 shares of the Company’s common stock at an exercise price of $18.38 per share during the period beginning six months after the date of the purchase agreement and ending four years later. The Company also issued three year term warrants to purchase a total of 28,600 shares to the placement agents in the offering. Of the total number of placement agent warrants, warrants to purchase 22,000 shares have an exercise price of $13.76 per share and 6,600 have an exercise price of $19.30 per share. The placement agents also received cash compensation equal to 6% of the gross proceeds raised in the offering plus incidental expenses.

NOTE 14—QUARTERLY FINANCIAL DATA

The following tables are summaries of the unaudited quarterly financial information for the years ended December 31, 2005 and 2004.

	Year Ended December 31, 2005
	First	Second	Third	Fourth	Total
Operating Data:
Net sales	$24,024,217	$32,527,630	$54,237,278	$35,001,832	$145,790,957
Cost of sales	21,892,957	29,871,047	50,047,209	31,878,708	133,689,921
Gross profit	2,131,260	2,656,583	4,190,069	3,123,124	12,101,036
Operating Expenses	1,566,914	1,980,779	2,970,160	1,849,986	8,367,839
Operating income from Continuing Operations before interest expense and tax provision	564,346	675,804	1,219,909	1,273,138	3,733,197
Income (loss) from Discontinued Operations	(6,077)	(11,007)	391,563	(5,756)	368,723
Net income (loss)	$314,838	$407,937	$1,173,693	$810,654	$2,707,122
Diluted weighted-average number of shares outstanding	5,856,686	5,827,793	5,967,670	6,654,028	6,141,221
Diluted earnings (loss) per share Continuing Operations	$0.05	$0.07	$0.13	$0.13	$0.38

	Year Ended December 31, 2004
	First	Second	Third	Fourth	Total
Operating Data:
Net sales	$18,743,319	$17,660,301	$17,393,081	$19,609,689	$73,406,390
Cost of sales	17,328,642	16,116,885	16,116,974	18,300,838	67,863,339
Gross profit	1,414,677	1,543,416	1,276,107	1,308,851	5,543,051
Operating Expenses	1,020,981	1,016,808	1,076,520	1,095,889	4,210,198
Operating income from Continuing Operations before interest expense and tax provision	393,696	526,608	119,587	292,692	1,332,853
Income (loss) from Discontinued Operations	(33,554)	(139,155)	(788,635)	70,504	(890,840)
Net income (loss)	$195,935	$229,615	$(459,987)	$72,533	$38,096
Diluted weighted-average number of shares outstanding	3,916,498	4,217,217	5,212,000	5,881,219	4,987,792
Diluted earnings (loss) per share Continuing Operations	$0.05	$0.08	$0.06	$0.00	$0.19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders
InfoSonics Corporation and subsidiaries

Our audits of the consolidated financial statements referred to in our report dated February 10, 2006 also included the financial statement schedule of InfoSonics Corporation, listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of InfoSonics Corporation’s management. Our responsibility is to experess an opinion based on our audits of the consolidated financial statements.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 10, 2006

SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts—Schedule II

	Balance, beginning of year	Additions charged to operations	Deletions from Reserve	Balance, end of year
Allowance for doubtful accounts
December 31, 2005	$250,000	$1,186,823	$883,830	$552,993
December 31, 2004	359,990	704,200	814,190	250,000
December 31, 2003 (as restated*)	34,011	569,743	243,764	359,990
Reserve for inventory obsolescence
December 31, 2005	141,084	935,684	827,292	249,476
December 31, 2004	78,480	1,398,442	1,335,838	141,084
December 31, 2003 (as restated*)	$28,311	$811,721	$761,552	$78,480

*                    Refer to Note 2, Restatement of Consolidated Financial Statements.

EXHIBIT INDEX

Number	Description
3.1	Articles Of Incorporation(1)
3.2	Bylaws(1)
4.1	Specimen Common Stock Certificate(1)
4.2	1998 Stock Option Plan(3)
4.3	2003 Stock Option Plan, as amended(*)
4.4	Form of Stock Option Agreement—2003 Stock Option Plan—Non Employee Director(4)
4.5	Form of Stock Option Agreement—2003 Stock Option Plan—Incentive Stock Option(4)
10.1	Stock Purchase Agreement dated as of January 26, 2004 among InfoSonics, InfoSonics Mexico, Inc., Joseph Ram and Abraham Rosler concerning InfoSonics de Mexico.(1)
10.2	Securities Purchase Agreement by and among InfoSonics and the investors listed thereon dated January 30, 2005(5)
10.3	Form of Common Stock Purchase Warrant(5)
10.4	Credit Agreement dated October 6, 2005 between InfoSonics and Wells Fargo HSBC Trade Bank, National Association(6)
10.5	First Amendment to Credit Agreement dated November 22, 2005 between InfoSonics and Wells Fargo HSBC Trade Bank, National Association(7)
10.6	Agreement for Purchase and Sale of Assets dated October 20, 2004 between The Mobile Solution Corporation and Axcess Mobile, LLC (InfoSonics’ subsidiary)(8)
10.7	Employment Agreement dated as of January 1, 2004 between InfoSonics and Joseph Ram(1)
10.8	Employment Agreement dated as of January 1, 2004 between InfoSonics and Abraham Rosler(1)
10.9	Employment Agreement dated as of January 1, 2004 between InfoSonics and Joseph Murgo(1)
10.10	Employment Agreement dated as of January 1, 2004 between InfoSonics and Jeffrey Klausner(1)
10.11	Lease Agreement effective April 1, 2004 between InfoSonics and Robert Jean Lichter and Gail F. Lichter Family Trust(2)
21	Subsidiaries of InfoSonics(*)
23	Consent of Independent Registered Public Accounting Firm(*)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002(*)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002(*)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002(*)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002(*)
99.1	Employee Code of Business Conduct and Ethics(1)
99.2	Code of Ethics for Chief Executive Officer, Chief Financial Officer and Controller(1)

(1)          Incorporated by reference from the Company’s Registration Statement on Form S-1, filed on January 30, 2004.

(2)          Incorporated by reference from Amendment No. 2 to the Company’s Registration Statement on Form S-1/A, filed on April 16, 2004.

(3)          Incorporated by reference from Amendment No. 6 to the Company’s Registration Statement on Form S-1/A, filed on May 20, 2004.

(4)          Incorporated by reference from the Company’s Current Report on Form 8-K, filed on January 25, 2005.

(5)          Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 2, 2006.

(6)          Incorporated by reference from the Company’s Current Report on Form 8-K, filed on October 13, 2005.

(7)          Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 29, 2005.

(8)          Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 3, 2004.

(*)          Filed herewith