Form 10-Q
period 2006-03-31
INFOSONICS CORP
filed 2006-05-15
CIK 1274032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number - 001-32217

InfoSonics Corporation
(Exact name of registrant as specified in its charter)

Maryland	33-0599368
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Yes   ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer  ☐           Accelerated Filer  ☐           Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

As of May 10, 2006, the Registrant had 6,766,346 shares outstanding of its $.001 par value common stock.

InfoSonics Corporation and Subsidiaries

Quarterly Report on Form 10-Q For The Period Ended March 31, 2006

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31 2006	December 31 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,346,313	$7,712,915
Trade accounts receivable, net of allowance for doubtful accounts of $865,290 (unaudited) and $552,993	43,302,911	19,962,630
Inventory, net of reserves of $418,450 (unaudited) and $249,476	7,849,851	5,612,343
Prepaid inventory	4,112,667	1,680,086
Prepaid expenses	841,980	478,196
Net assets of discontinued operations	16,458	18,931
Deferred tax assets - current	644,000	550,000

Total current assets	69,114,180	36,015,101

Property and equipment, net	422,074	426,917
Intangible assets	504,000	504,000
Other assets	90,279	90,791

Total assets	$70,130,533	$37,036,809

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$17,911,931	$10,000,000
Accounts payable	15,958,692	5,986,890
Accrued expenses	3,462,606	2,983,880
Income taxes payable	244,629	—

Total current liabilities	37,577,858	18,970,770

Fair value of derivative liability	2,041,265	—
Deferred tax liability non-current	3,000	22,207

Total liabilities	39,622,123	18,992,977

Stockholders’ equity:
Preferred stock, $0.001 par value 10,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value 40,000,000 shares authorized 6,766,348 and 5,626,422 shares issued and outstanding	6,766	5,626
Additional paid-in capital	24,152,706	13,426,937
Retained earnings	6,348,938	4,611,269

Total stockholders’ equity	30,508,410	18,043,832

Total liabilities and stockholders’ equity	$70,130,533	$37,036,809

See accompanying notes.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

	For the Three Months Ended March 31,
	2006	2005

Net sales	$54,127,089	$24,024,217
Cost of sales	49,947,224	21,892,957

Gross profit	4,179,865	2,131,260
Operating expenses, including non-cash expense for stock options of $52,443 and $0	3,096,100	1,566,914

Operating income from continuing operations	1,083,765	564,346

Other income (expense)
Change in fair value of derivative liability	963,351	—
Interest expense	(80,565)	(24,821)

Income from continuing operations before provision for income taxes	1,966,551	539,525
Provision for income taxes	227,038	218,610

Income from continuing operations	1,739,513	320,915
Loss from discontinued operations, net of income tax benefit	(1,844)	(6,077)

Net income	$1,737,669	$314,838

Basic earnings per share:
From continuing operations	$0.27	$0.06
From discontinued operations	$(0.00)	$(0.00)
Net income	$0.27	$0.06
Diluted earnings per share:
From continuing operations	$0.22	$0.05
From discontinued operations	$(0.00)	$(0.00)
Net income	$0.22	$0.05

Basic weighted-average number of common shares outstanding	6,397,911	5,212,000

Diluted weighted-average number of common shares outstanding	7,733,469	5,856,686

See accompanying notes.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income from continuing operations	$1,739,513	$320,915
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities
Depreciation and amortization	31,935	13,690
Provision for bad debt	312,297	111,650
Provision for obsolete inventory	168,974	(21,330)
Tax benefit from stock option exercises	96,409	—
Stock option expense	52,443	—
Change in fair value of derivative security	(963,351)	—
(Increase) decrease in
Trade accounts receivable	(23,652,578)	(5,087,956)
Inventory	(2,406,482)	897,767
Prepaid inventory	(2,432,581)	(2,428,150)
Prepaid expenses	(363,784)	168,221
Other assets	511	(14,415)
Increase (decrease) in
Accounts payable	9,971,802	(526,147)
Accrued expenses	478,726	(62,224)
Deferred tax asset current	(94,000)	(58,000)
Deferred tax asset non current	(19,207)	69,000
Income tax liabilities	244,629	108,514

Cash provided by (used in) continuing operations	(16,834,744)	(6,508,465)
Cash provided by (used in) discontinued operations	629	(25,001)

Net cash provided by (used in) operating activities	(16,834,115)	(6,533,466)

Cash flows from investing activities:

Purchase of property and equipment	(27,092)	(43,071)

Net cash provided by (used in) investing activities	(27,092)	(43,071)

Cash flows from financing activities:
Borrowings from line of credit	23,998,241	18,422,466
Payments on line of credit	(16,086,310)	(13,486,592)
Cash paid for offering costs	(991,680)	—
Cash received for stock and warrants	14,574,354	—

Net cash provided by (used in) financing activities	21,494,605	4,935,874

Net increase (decrease) in cash and cash equivalents	4,633,398	(1,640,663)

Cash and cash equivalents, beginning of period	7,712,915	5,183,876

Cash and cash equivalents, end of period	$12,346,313	$3,543,213

See accompanying notes.

InfoSonics Corporation

Notes to Unaudited Consolidated Financial Statements

March 31, 2006

NOTE 1. Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the financial position or results of operations of InfoSonics Corporation (the “Company”). These Consolidated Financial Statements and notes should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2006. The Consolidated Financial Statements reflect all adjustments considered, in the opinion of the Company, necessary to fairly present the results for the periods. Such adjustments are of a normal recurring nature.

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, Axcess Mobile LLC, InfoSonics De Mexico, InfoSonics de Guatemala, InfoSonics El Salvador and InfoSonics S.A., all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited Consolidated Balance Sheet at March 31, 2006 does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Due to seasonal and other factors, the Company’s interim results may not be indicative of annual results. The unaudited Consolidated Statements of Income for the three months ended March 31, 2006 and the unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2006 are not necessarily indicative of the operating results or cash flows that may be expected for the full fiscal year or for any future period.

NOTE 2. Acquisition

On January 19, 2005, the Company purchased Primasel S.A., from Fanrock Investments Limited for up to 120,000 shares of the Company’s common stock, based on sales of certain levels being achieved in the next three years. During the year ended December 31, 2005, 120,000 shares of stock were issued in full satisfaction of the Company’s potential share issuance in connection with this transaction. In addition the Company is obligated to pay a profit sharing based on sales and profitability achieved in Argentina. During the three months ended March 31, 2006, the Company recorded an expense and related accrual of $544,000 related to sales and profitability. The Company has accounted for the transaction as a stock purchase. The purchase price has been recorded as an intangible asset on the accompanying balance sheet. Primasel had a distribution agreement and a management agreement which was the purpose for the transaction, and the implied value of those agreements is the value of the 120,000 shares issued in October 2005. The Company allocated 75% of the non-cash cost of this issuance towards the management agreement and 25% towards the distribution agreement. In February 2005, Primasel S.A. changed its name to InfoSonics S.A. A proforma statement of operations for the three months ended March, 31 2005 has not been presented as Primasel had no operations prior to the purchase.

NOTE 3. Discontinued Operations

During the quarter ended September 30, 2004, the Company’s Board of Directors reviewed Axcess Mobile, LLC and its mall-based kiosk locations and implemented actions necessary to close the Company’s mall-based kiosk locations. On October 28, 2004, the Company assigned the leases for six of the mall-based kiosk locations to an unrelated assignee; however, the assignment did not release the Company from the future lease obligations, of up to $965,000. The assignee operates approximately 400 mall-based kiosks in 28 states. A third party is holding in escrow two months rent for the locations from the assignee, and in the event of default by the assignee, those funds will be released to the Company. The Company’s other four lease locations were closed in October 2004. SFAS No. 142, “Goodwill and Other Intangible Assets,” prohibits the amortization of goodwill, but requires that it be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that its value has diminished or been impaired. As a result of the discontinued operation, the Company has reassessed the goodwill and written down the value to zero. This write-down was recorded as an operating expense in the year ended December 31, 2004. The results of the discontinued operations are as follows:

	Three months ended March 31
	2006	2005
Net Sales	$-0-	$-0-
Gross Profit	-0-	-0-
Operating loss	(1,844)	(6,077)
Capital Expenditures	-0-	-0-
Depreciation and Amortization	-0-	-0-

As of March 31, 2006, net assets of discontinued operations consist of cash of $12,224 and other assets of $4,234. As of March 31, 2006, the plans for the discontinued operations were complete; however the Company expects to continue to record adjustments and expenses through discontinued operations as necessary.

NOTE 4. Stock-Based Compensation

Prior to December 31, 2005, the Company accounted for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “ Accounting for Stock Issued to Employees,” and related Interpretations and had adopted the disclosure requirements of SFAS No. 123, “ Accounting for Stock-Based Compensation” (SFAS No.123), as amended by SFAS No. 148, “ Accounting for Stock-Based Compensation–Transition and Disclosure “ (SFAS No. 148). Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the grant date over the amount an employee must pay to acquire the stock. The Company granted stock options with exercise prices equal to the market price of the underlying stock on the date of grant; therefore, the Company did not record stock-based compensation expense under APB Opinion No. 25.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “ Share-Based Payments” to require that compensation cost relating to share-based payment arrangements be recognized in the financial statements. As of January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options were determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123, as amended by SFAS No. 148. Such fair value is recognized as expense over the service period, net of estimated forfeitures.

If the Company had adopted SFAS No. 123R during the quarter ended March 31, 2005 for its’ stock-based compensation plans, then the Company’s net income for the three months ended March 31, 2005 would have been adjusted to the pro forma amounts indicated below:

Quarter ended March 31,
2005
Net income as reported	$314,838

Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(460,011)
Pro forma	$(145,173)

Basic earnings per common share as reported	$0.06
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	$(0.09)
Pro forma	$(0.03)

Diluted earning per share
As reported	$0.05
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	$(0.08)
Pro forma	$(0.03)

On September 27, 2001, the FASB Emerging Issues Task Force (EITF) issued EITF Issue 96-18 “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” which requires that equity instruments issued in exchange for services be valued at the more accurate of the fair value of the services provided or the fair value of the equity instruments issued. For equity instruments issued that are subject to a required service period the expense associated with the equity instruments is recorded as the instruments vest or the services are provided. The Company has granted options and warrants to non-employees and recorded the fair value of the equity instruments on the date of issuance using the Black-Scholes valuation model. For grants subject to vesting or service requirements, the expenses is deferred and is recognized over the more appropriate of the vesting period, or as services are provided.

On March 29, 2005, the Securities and Exchange Commission published Staff Accounting Bulletin No. 107 (SAB 107), which provides the Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the quarter ended March 31, 2006 is as follows:

Three Months Ended
March 31, 2006
Officer compensation	$18,297
Sales, general and administrative	34,146
Totals	$52,443

Our stock options vest on an annual or a monthly basis. As of December 31, 2005, there was $291,462 of total unrecognized compensation costs related to the non-vested stock options. That cost is expected to be recognized over the next weighted-average period of 1.75 years. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement.

NOTE 5. Earnings Per Share

The Company utilizes SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The Company’s common share equivalents consist of stock options.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

	Three Months Ended March 31,
	2006	2005

Numerator: Net income	$1,737,669	$314,838
Denominator:
Denominator for basic earnings per share – weighted average shares	6,397,911	5,212,000
Effect of dilutive securities
Employee stock options	1,335,558	644,686
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	7,733,469	5,856,686

Basic earnings per share	$0.27	$0.06

Diluted earnings per share	$0.22	$0.05

Potential common shares have been excluded from the computation of diluted earnings per share due to their exercise price being greater than the Company’s weighted average stock price for the period. For the three months ended March 31, 2006 and 2005, the number of shares excluded for stock options and warrants was 963,376 and 1,131,750 respectively.

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

NOTE 7. Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. In addition, included in our Prepaid Inventory at March 31, 2006, we had consigned inventory of $1.9 million which is located at the distribution center and retail locations of a certain carrier. This inventory is owned by the Company until it is sold by the carrier. There was no consigned inventory at December 31, 2005. Inventory consists of the following:

	March 31, 2006	December 31, 2005
Finished goods	$8,268,301	$5,861,819
Inventory reserve	(418,450)	(249,476)
Net inventory	$7,849,851	$5,612,343

NOTE 8. Property and Equipment

Property and equipment consisted of the following:

	March 31, 2006	December 31, 2005
Machinery and equipment	$498,524	$487,998
Furniture and fixtures	133,648	117,082
	632,172	605,080
Less accumulated depreciation	210,098	178,163
Total	$422,074	$426,917

Depreciation expense was $31,935 and $13,690 for the quarter ended March 31, 2006 and March 31, 2005, respectively.

NOTE 9. Line of Credit

The Company has a line of credit from a bank, which provides for advances not to exceed 80% of eligible domestic accounts receivable and 85% of foreign insured accounts, depending on the country of the debtor, up to a maximum of $25,000,000. As of March 31, 2006, the majority of the debtors are foreign.

Interest is payable on a monthly basis at prime (7.75% at March 31, 2006) or at the London Inter-Bank Offering Rate (4.875% at March 31, 2006), plus 1.50%. The line of credit is collateralized by substantially all of the assets of the Company, and expires in October 2006. In addition to reporting and other non-financial covenants, the line of credit contains certain financial covenants which require the Company to maintain a tangible net worth of not less than $12,500,000, a quick ratio of not less than 1-to-1, a debt-to-net worth ratio of not greater than 2-to-1, and require the Company to maintain annual net income after taxes of at least $1 on a rolling four quarter basis. Management believes the Company was in compliance with these covenants at March 31, 2006. At March 31, 2006 and December 31, 2005, the amounts drawn against the line of credit were $17,911,931 and 10,000,000, respectively.

The Company has no other notes payable.

NOTE 10. Stockholders’ Equity

Sale of Common Stock

On January 30, 2006, the Company sold an aggregate of 1,100,000 shares of its common stock at $13.10 per share, for total gross proceeds of $14,410,000.  The purchasers were also issued warrants (as described below).

Stock Options

The Company did not grant any stock options during the three months ended March 31, 2006.

Warrants

In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

In January 2006, the Company sold shares of common stock including warrants to purchase an aggregate of 330,000 shares of the Company’s common stock at an exercise price of $18.38 per share during the period beginning six months after the date of the purchase agreement and ending four years later. The Company also issued three year term warrants to purchase a total of 28,600 shares to the placement agents in the offering.  Of the total number of placement agent warrants, warrants to purchase 22,000 shares have an exercise price of $13.76 per share and 6,600 have an exercise price of $19.30 per share.  The placement agents also received cash compensation equal to 6% of the gross proceeds raised in the offering plus incidental expenses. The Company evaluated the warrants in the transaction as derivatives in accordance with SFAS No. 133. The warrants, to the extent that they are to be satisfied with common stock of the Company, would normally be included as equity obligations. However, in the event that the Company does not maintain effectiveness of the registration statement shares issued upon exercise of the warrants could be restricted; therefore, the Company is required to record a liability for the fair value of the warrants determined under the Black-Scholes option pricing formula (included in the liabilities as a “derivative liability”). Subsequent to the initial recording, the change in the fair value of the warrants, determined under the Black-Scholes option pricing formula, at each reporting date, is recorded as an adjustment to the liability. The expense relating to the change in the fair value of the Company’s stock reflected in the change in the fair value of the warrants is included as other income (expense). The value of the warrants on January 30 and March 31, 2006 was calculated using the following weighted-average assumptions: dividend yields of 0% and 0%, respectively, expected volatility of 97% and 98%, respectively risk-free interest rates of 4.46% and 4.82%, respectively, and expected lives of 4 years and 4 years, respectively.

NOTE 11. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the fair value approach in SFAS No. 123(R) is similar to the fair value approach described in SFAS No. 123. In 2005, our Company used the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees. Our Company adopted SFAS No. 123(R), using the modified-prospective method, beginning January 1, 2006. Based on the terms of our plans, our Company did not have a cumulative effect related to its plans. Our Company also elected to continue to estimate the fair value of stock options using the Black-Scholes-Merton formula. In the first quarter of 2006, the adoption of SFAS No. 123(R) included an operating expense of $52,443. Further, we believe the adoption of SFAS No. 123(R) could have a material impact on our Company’s future stock-based compensation expense. As of March, 31, 2006, there was approximately $220,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over the next two years. This expected cost does not include the impact of any future stock-based compensation awards.

In May 2005, the FASB issued FASB Statement No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement in ABP Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the income statement in the period of change and, instead, requires changes in accounting principle to be retrospectively applied. Retrospective application requires the new accounting principle to be applied as if the change occurred at the beginning of the first period presented by modifying periods previously reported, if an estimate of the prior period impact is practicable and estimable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not currently anticipate any changes in accounting principle other than the adoption of SFAS 123R discussed below, which has its own adoption transition provision and is therefore not in the scope of SFAS 154. As a result, we do not believe the adoption of SFAS 154 will have a material impact on the Company’s consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations”. FIN No. 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 became effective in December 2005. Retrospective application of interim financial information is permitted but is not required. Management does not expect adoption of FIN No. 47 to have a material impact on the Company’s financial statements.

In September 2005, the Emerging Issues Task Force (EITF) ratified EITF Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. Beginning April 1, 2006, EITF 04-13 requires arrangements whereby purchase and sales transactions with the same counterparty that are entered into in contemplation of one another to be combined (net basis). The Company has had such arrangements whereby it purchases wireless devices or prepaid airtime from certain counterparties and sells similar items to the same counterparties. These arrangements are accounted for on a net basis within logistic services. Therefore, the effect of adopting EITF 04-13 will have no impact on the Company’s results of operations.

NOTE 12. Geographic Information

The Company currently operates in one business segment. All fixed assets are located in the Company facilities in the Untied States. Revenues by geographical area for the three months ended March 31, 2006 and March 31, 2005:

	March 31, 2006	March 31, 2005
United States	$1,720,699	$15,340,878
Latin America	19,375,215	6,151,923
Argentina	33,031,175	2,531,416
Total	$54,127,089	$24,024,217

NOTE 13. Subsequent Events

Subsequent to the quarter ended March 31, 2006, we entered into a lease agreement for a facility in Mexico. We plan to use the facility for assembly, warehouse, distribution and logistical services and as our sales and headquarters for Mexico. The term of the lease agreement is three years and has a total rental expense, including annual escalations, of $470,000 based on the exchange rate at March 31, 2006.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion and analysis should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and related notes included in this report and with our 2005 audited financial statements and related notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2006. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. On an ongoing basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in”—Critical Accounting Policies.”

The matters in this report that are forward-looking statements, including without limitation to statements about future revenues, sales levels, operating income and margins, wireless handset sales, stock-based compensation expense, gain (loss) in value of derivatives, cost synergies, operating efficiencies, profitability, market share and rates of return, are based on current management expectations that involve certain risks which, if realized, in whole or in part, could cause such expectations to fail to be achieved and have a material adverse effect on InfoSonics’ business, financial condition and results of operations, including, without limitation: (1) intense competition, regionally and internationally, including competition from alternative business models, such as manufacturer-to-carrier sales, which may lead to reduced prices, lower sales or reduced sales growth, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages; (2) inability to secure adequate supply of competitive products on a timely basis and on commercially reasonable terms; (3) foreign exchange rate fluctuations, devaluation of a foreign currency, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, and other related risks of our international operations; (4) the ability to attract new sources of profitable business from expansion of products or services or risks associated with entry into new markets, including geographies, products and services; (5) an interruption or failure of our information systems or subversion of access or other system controls may result in a significant loss of business, assets, or competitive information; (6) significant changes in supplier terms and relationships; (7) termination of a supply or services agreement with a major supplier or product supply shortages; (8) continued consolidation in the wireless handset carrier market; (9) extended general economic downturn; (10) loss of business from one or more significant customers; (11) customer and geographical accounts receivable concentration risk; (12) rapid product improvement and technological change resulting in inventory obsolescence; (13) future terrorist or military actions; (14) the loss of a key executive officer or other key employees; (15) changes in consumer demand for multimedia wireless handset products and features; (16) our failure to adequately adapt to industry changes and to manage potential growth and/or contractions; (17) future periodic assessments required by current or new accounting standards such as those relating to long-lived assets, goodwill and other intangible assets and expensing of stock options and valuing gain or loss on fair value of derivatives may result in additional non-cash income or expenses; (18) seasonal buying patterns; (19) dependency on Latin American sales; and (20) uncertain political and economic conditions internationally. Our actual results could differ materially from those anticipated in our forward looking statements.

InfoSonics has instituted in the past and continues to institute changes to its strategies, operations and processes to address these risk factors and to mitigate their impact on InfoSonics’ results of operations and financial condition. However, no assurances can be given that InfoSonics will be successful in these efforts. For a further discussion of significant factors to consider in connection with forward-looking statements concerning InfoSonics, reference is made to Item 1A Risk Factors of InfoSonics’ Annual Report on Form 10-K for the year ended December 31, 2005; other risks or uncertainties may be detailed from time to time in InfoSonics’ future SEC filings. InfoSonics does not intend to update any forward-looking statements.

Overview

We distribute wireless handsets and accessories in the United States and are one of the fastest growing distributors of wireless handsets and accessories in Latin America. We provide end-to-end handset and wireless terminal solutions for carriers in both the United States and Latin America. We distribute products of several key manufacturers, including i-mate, Motorola, Nokia, Novatel, Samsung, VK Mobile, and others. As an integral part of our customers’ supply chain, we perform value added services and solutions, including product approval and certification, light assembly, warehousing, logistics services (packing, shipping and delivery), marketing campaigns, warranty services and end-user support. We provide these services to wireless telecommunications manufacturers in order to facilitate sales to carriers (network operators), agents, resellers, distributors, independent dealers and retailers in the United States and Latin America. During 2005, we significantly changed our business model from selling products to dealers and agents in the United States and Latin America to providing products, services and solutions primarily to carriers in such regions. As a result, we believe that this shift in customer focus enables us to better service our customers and vendors as we play a more important role in the supply chain for wireless handsets.

Our corporate headquarters is in San Diego, California and from our facility in Miami Florida, where we have our Latin America sales and executive offices, we operate a warehouse and distribution center. This distribution center services our customers in the United States and Latin America. Our distribution and solution services include product testing, certification, carriers’ approval, light assembly, warehousing, logistics services (packing, shipping and delivery), marketing campaigns, warranty services and end-user support. These services are provided for manufacturers of wireless telecommunications products, in order to facilitate sales to network carriers, agents, resellers, distributors, independent dealers and retailers in the United States and Latin America. Additionally, we have wholly-owned subsidiaries in Latin America which conduct some of our business activities in their respective regions of Latin America, including Primasel S.A., which we purchased in January 2005 and later changed its name to InfoSonics S.A. See Note 2 to our consolidated financial statements for financial information regarding this purchase

Due to seasonal and other factors, our interim results may not be indicative of annual results. Our operating results are influenced by several seasonal and other factors, which may cause our revenues and operating results to fluctuate on a quarterly basis, including but not limited to the timing and introduction of new products by our suppliers and competitors, promotions and subsidies by wireless network operators, technical and certification delays by industry bodies as well as the operators, purchasing patterns of customers, and the timing of holidays and other events affecting consumer demand.

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

Industry Trends, Challenges, Risks and Growth Opportunities

According to a February 2006 report by JP Morgan Chase & Co, in 2005, overall worldwide wireless handset sales increased by approximately 24%, and are forecasted to increase 15% in 2006. A rapid decline in wireless handset sales growth could negatively impact our net sales. Excess supply conditions can reduce the market prices of the products we sell and therefore affect our ability to generate net sales and gross profit at historical levels and could affect the value of our inventory. Conversely, should manufacturers be unable to respond to an unanticipated increase in demand on a timely basis, we, along with others in our industry, could experience supply constraints that would affect our ability to deliver products. We are unable to quantify these effects, as it is difficult to predict future supply conditions and demand patterns which affect our ability to meet customer demand or sell wireless handsets at an acceptable gross profit.

Company Specific Trends, Challenges, Risks and Growth Opportunities

In the quarter ended March 31, 2006, our net sales increased by 125%, and wireless handset units sold increased by 253%, compared with the quarter ended March 31, 2005. Although we have incorporated growth into our strategy, there can be no assurances that these trends will continue. Similarly, although we have experienced high levels of growth in operating income from continuing operations (92% increase over the same quarter last year), we cannot anticipate future growth to be at the same levels. We experienced significant growth in our Latin America and Argentina regions during the quarter ended March 31, 2006, combined they accounted for 97% of sales for the quarter compared to 36% for the quarter ended March 31, 2005. This increase is primarily the result of our increased sales and marketing efforts in both of those regions, in addition to the overall wireless handset growth those regions have experienced in the recent past. By contrast, the U.S. regional revenues decreased to 3% of total sales from 64% of sales during the quarter ended March 31, 2005. During the quarter ended March 31, 2006, due to delayed introductions and longer than expected approval certifications processes for certain products in the U.S., we were unable to procure and deliver product to meet the needs of our U.S. customers. Our strategy incorporates overall growth elements for each aspect of our business, which we hope will result in continued earnings growth; however there can be no assurance that this trend will continue. In addition, our supply of product is highly dependent upon the manufacturers continuing our business relationships within our assigned territories. Such manufacturer relationships could be terminated in the future and might not be replaced by other manufacturers.

	Quarter Ended March 31,
	2006	2005
	(Dollar amounts in thousands)
Net sales	$54,127	$24,024
Increase over prior year	125%	28%

Results of Operations:

Quarter Ended March 31, 2006 Compared With Quarter Ended March 31, 2005

For the quarter ended March 31, 2006, we had income from continuing operations of $1.7 million, or $.22 per diluted share, on net sales of $54.1 million. This was an increase of 442% when compared to the quarter ended March 31, 2005 of $321,000, or $.05 per diluted share, on net sales of $24.0 million. This increase was due to overall sales growth and to non-cash items, including the change in fair value of derivative liability of $963,000 and related stock option expense of $52,000. Our revenue increase of 125% was primarily attributable to a 253% increase in handset volume offsetting a 33% decrease in average selling price per unit. The geographic mix of revenues shifted significantly in 2006 as sales in Argentina and Latin America increased to 61% and 36% respectively of total net sales. Combined, these two regions represented 97% of net sales in the quarter ended March 31, 2006 as compared to 36% in the quarter ended March 31, 2005. This increase was primarily the result of our increased sales and marketing efforts in both of those regions, in addition to the overall cellular growth those regions have experienced in the recent past. Sales in the United States made up the remainder of our sales in the quarter ended March 31, 2006, declining 89% to $1.7 million, or 3% of total net sales. The decrease in our U.S. sales resulted from increased competition and product introduction delays for the region from our primary vendors. In addition, our interest expense increased for the quarter ended March 31, 2006 to $81,000 from $25,000 in the same quarter last year which negatively impacted our diluted earnings per share. The increase in interest expense primarily resulted from our net sales growth and the capital necessary to fund such growth.

	Quarter ended March 31,
	2006	2005	Increase
	(Dollar amounts in thousands, except per share amounts)
Net Sales	$54,127	$24,024	125%
Gross Profit	4,180	2,131	96%
Income from continuing operations	1,740	321	442%

Diluted Earnings per share from continuing operations	$0.22	$0.05	340%

Revenues by geographic region

	Quarter ended March 31,
	2006	2005
	(Dollar amounts in thousands)
United States	$1,721	$15,341
Latin America	19,375	6,152
Argentina	33,031	2,531
Total	$54,127	$24,024

Cost of Sales, Gross Profit and Gross Margin

For the quarter ended March 31, 2006, cost of sales was $49.9 million, or 92.3% of sales, compared with $21.9 million, or 91.1% of sales, for the quarter ended March 31, 2005. The increase in our cost of sales was a direct result of the increased wireless handset volume we purchased and sold during the quarter ended March 31, 2006. In addition, the decrease in gross margin was the result of product and region mix, as different product and different regions have varying margins.

For the quarter ended March 31, 2006, our gross profit increased to $4.2 million from $2.1 million, an increase of 96%, as compared with the same quarter last year. The increase in gross profit was primarily the result of increased sales levels offset by a decrease in gross margin to 7.7% during the quarter ended March 31, 2006 from 8.9% in the quarter ended March 31, 2005.

	Quarter Ended March 31,
	2006	2005
	(Dollar amounts in thousands)
Cost of sales	$49,947	$21,893
Gross profit	$4,180	$2,131
Gross margin	7.7%	8.9%

Operating Expenses and Operating Income from Continuing Operations

For the quarter ended March 31, 2006, operating expenses were $3.1 million, an increase of 98%, as compared with the same quarter last year. As a percentage of net sales, operating expenses were 5.7% for the quarter ended March 31, 2006 compared with 6.5% in the same quarter last year. In compliance with SFAS 123R, during the quarter ended March 31, 2006, we incurred $52,000 of non-cash expense, included in our operating expenses, as compared to zero in the prior years’ quarter. In addition the increase in operating expense dollars is also a result of increased facility physical space and operational expenses related to growth, as well as the profit sharing related to our Argentina business. The decrease in operating expenses as a percentage of revenues is a primary result of increased revenues together with management’s efforts to utilize efficiencies, as we have structured our operating expenses to fluctuate with the varying levels of sales volume on a quarterly basis.

For the quarter ended March 31, 2006, our operating income from continuing operations was $1.1 million, as compared with $0.6 million for the quarter ended March 31, 2005. As a percentage of net sales, operating income from continuing operations was 2.0% for the quarter ended March 31, 2006 as compared to 2.3% for the quarter ended March 31, 2005. The decrease in operating income from continuing operations as a percentage of net sales for the quarter ended March 31, 2006 was a result of the factors discussed above, specifically the decrease in gross margin. The dollar increase in income from continuing operations is due to increased sales, increased gross profit dollars, and no change in operating cost per dollar of revenue.

Operating Expenses

	Quarter Ended March 31,
	2006	2005
	(Dollar amounts in thousands)
Operating expenses	$3,096	$1,567
Percentage of revenue	5.7%	6.5%

Operating Income from Continuing Operations

	Quarter Ended March 31,
	2006	2005
	(Dollar amounts in thousands)
Operating income from Continuing Operations	$1,084	$564
Percentage of revenue	2.0%	2.3%

Other Income

During the first quarter 2006, we had income from a non-cash change in fair value of derivative liability (for financing related warrants) of $963,000 and non-cash expense related to stock-option compensation of $52,000. To comply with accounting rules for treatment of derivative liabilities (SFAS 133), we will record a non-cash loss or gain each quarter, based on the calculated change in fair value of the warrants, which were issued in conjunction with our financing during the first quarter. In addition, we will recognize non-cash compensation expense (SFAS 123R) each quarter for outstanding stock options. These non-cash items have the potential to materially affect our earnings per share, both positively and negatively on a quarterly basis.

	Quarter Ended March 31,
	2006	2005
	(Dollar amounts in thousands)
Change in fair value of derivative liability	$963	$—
Interest expense	(81)	(25)
Other Income (expense) total	$882	$(25)

First Quarter 2006 Results with Reconciliation of Non-GAAP Financial Measures to the Corresponding GAAP Financial Measures (unaudited)

The following are selected results excluding and including the impact of SFAS 123R and SFAS 133:

Three months ended March 31, 2006	Actual	Adjustment		Non-GAAP Pro-forma (c)
		$52,443	(a)

		(963,351	)(b)
Net income	$1,737,669	$(910,908)		$826,761

Diluted earnings per share	$0.22	$(0.11)		$0.11

(a)   To eliminate stock-option compensation charges (SFAS 123 R) recorded in the first quarter of 2006.

(b)   To eliminate change in fair value of derivative liability (warrants) (SFAS 133) recorded in the first quarter of 2006.

(c)   Non-GAAP pro-forma basis of presentation.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment”, which requires the cost relating to share-based payment transactions in which an entity exchanges its equity instruments for goods or services from either employees or non-employees recognized in the Consolidated Financial Statements as the goods or services are rendered. The cost is measured at the fair value of the equity instrument issued. The Company is no longer permitted to follow the intrinsic value accounting method under previous accounting guidance, which resulted in no expense for stock options for which the exercise price was equal to the fair value of the underlying stock on the date of grant.

The Company believes that excluding the incremental impact of SFAS 123R from net income provides meaningful supplemental information regarding its financial results for the three months ended March 31, 2006 as compared to the same period in 2005 since the Company’s Consolidated Financial Statements issued prior to January 1, 2006 did not change as a result of adopting SFAS 123R. The Company also believes that this financial information is useful in assessing the Company’s historical performance and year-over-year growth and when planning, forecasting and analyzing future periods. The incremental impact of SFAS 123R during the three months ended March 31, 2006 represents the stock option expense related to stock options issued prior to the adoption of SFAS 123R and vested during the current period and the impact of estimating forfeitures related to nonvested shares.

In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

In January 2006, the Company sold shares of common stock including warrants to purchase common stock from the Company. The Company evaluated the warrants in the transaction as derivatives in accordance with SFAS No. 133. The warrants, to the extent that they are to be satisfied with common stock of the Company, would normally be included as equity obligations. However, in the event that the Company does not maintain effectiveness of the registration statement shares issued upon exercise of the warrants could be restricted; therefore, the Company is required to record a liability for the fair value of the warrants determined under the Black-Scholes option pricing formula (included in the liabilities as a “derivative liability”). Subsequent to the initial recording, the change in the fair value of the warrants, determined under the Black-

Scholes option pricing formula at each reporting date, is recorded as an adjustment to the liability. The expense relating to the change in the fair value of the Company’s stock reflected in the change in the fair value of the warrants is included as other income (expense).

Financial Condition, Liquidity and Capital Resources

At March 31, 2006, we had $12.3 million in cash. In January 2006, we raised $14.4 million gross proceeds from the sale of our common stock (and related warrants). We believe that our existing cash resources, together with our projected cash flow from operations and the net proceeds from our bank line of credit, will be sufficient to allow us to implement our strategy and growth plan.

During the quarter ended March 31, 2006, in addition to capital raised from the sale of our common stock (and related warrants), we continued to leverage our bank and vendor lines of credit to help fund our growth. The net cash used by operating activities was $16.8 million for the quarter ended March 31, 2006 which resulted primarily from increased accounts receivable and increased inventory levels. The approximately $23.7 million increase in accounts receivable was due to increased sales and increased net terms to some regions during the quarter ended March 31, 2006. The approximately $2.4 million increase in inventory and $2.4 increase in prepaid inventory was due to higher sales levels and buying opportunities which were available to us at the end of the quarter ended March 31, 2006. Allowance for doubtful accounts at March 31, 2006 increased to $865,000 compared to $553,000 at December 31, 2005. This increase was related to our increased sales levels and increased accounts receivable balance at March 31, 2006. We believe that at March 31, 2006, our reserve for doubtful accounts is adequate. Our increase in accounts payable of $10.0 million was an offset to the cash used by increased accounts receivable and inventory.

Days of sales outstanding at March 31, 2006 were 53 days compared with 34 days at December 31, 2005. Normal payment terms require our customer payment on a net 30-day or net 60-day basis depending on the region. We are constantly working with our customers to reduce our days of sales outstanding. The increased use of net 60-day terms was required to remain competitive in several of the regions we currently operate.

The net cash used in investing activities was $27,000 for the three months ended March 31, 2006 compared with $43,000 for the three months ended March 31, 2005. This use of cash was primarily the result of expenditures for new furniture and fixtures related to increased office, technical assembly and warehouse space, as well as the technical tools and equipment necessary for the customization process.

The net cash provided by financing activities for the three months ended March 31, 2006 of $21.5 million was primarily the result of the sale of 1.1 million shares of our common stock (and 358,600 related warrants) for net proceeds of $13.4 million in addition to borrowings from our bank line of credit.

Our net working capital at March 31, 2006 was $31.5 million, compared with $17.0 million at December 31, 2005. This change was due primarily to our sale of common stock (and related warrants) and our net income for the quarter ended March 31, 2006.

Borrowings

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

Outstanding balance under the line of credit bears interest on a monthly basis at either Wells Fargo’s prime rate (8.0% at May 10, 2006) or at the London Inter-Bank Offering Rate (“LIBOR”) plus 1.5% (5.0% at May 10, 2006) for a fixed amount drawn down. Our outstanding balance at April 30, 2006 was approximately $6.4 million. In addition to reporting and other non-financial covenants, the line of credit contains certain financial covenants which, among other items, require us to maintain a tangible net worth of not less than $12 million a quick ratio of not less than 1-to-1, a debt-to-tangible net worth ratio of not greater than 2-to-1, a pre-tax profit of not less than $1 on a rolling four-quarter basis, and net income after taxes of not less than $1 on an annual basis. We believe that we complied with these covenants at May 10, 2006.

For the quarter ended March 31, 2006 and the year ended December 31, 2005 amounts advanced against our then existing line of credit were approximately $17.9 and $10.0, million, respectively. Our credit lines have been important parts of growing our business, and market changes affecting accounts receivable could diminish the borrowing base of available funds. For the quarters ended March 31, 2006 and December 31, 2005, advances were 72% and 71%, respectively, of the available borrowing base.

Subsequent Events

Subsequent to the quarter ended March 31, 2006, we entered into a lease agreement for a new facility in Mexico. We plan to use the facility for assembly, warehouse, distribution and logistical services and as our sales and headquarters for Mexico. The term of the lease agreement is three years and has a total rental expense of $470,000 based on the applicable exchange rate at March 31, 2006.

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

Derivative Instruments

In connection with the sale of debt or equity instruments, we may sell options or warrants to purchase our common stock. In certain circumstances, these options or warrants may be classified as derivative liabilities, rather than as equity. Additionally, the debt or equity instruments may contain embedded derivative instruments, such as variable conversion options, which in certain circumstances may be required to be bifurcated from the host instrument and accounted for separately as a derivative instrument liability.

The identification of, and accounting for, derivative instruments is complex. Derivative instrument liabilities are re-valued at the end of each reporting period, with changes in fair value of the derivative liability recorded as charges or credits to income in the period in which the changes occur. For options, warrants and bifurcated conversion options that are accounted for as derivative instrument liabilities, we determine the fair value of these instruments using the Black-Sholes option pricing model, binomial stock price probability trees, or other valuation techniques, sometimes with the assistance of a certified valuation expert. These models require assumptions related to the remaining term of the instruments and risk-free rates of return, our current common stock price and expected dividend yield, and the expected volatility of our common stock price based on not only the history of our stock price but also the experience of other entities considered comparable to us. The identification of, and accounting for, derivative instruments and the assumptions used to value them can significantly affect our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Interest Rate

We are exposed to market risk from changes in interest rates on our outstanding revolving line of credit. At March 31, 2006, we had approximately $17.9 million outstanding, which could be affected by changes in short term interest rates. The interest rate for the revolving line of credit is the prime rate (7.75% at March 31, 2006) or LIBOR plus 1.50% (4.875% at March 31, 2006). For every 1% increase in our bank’s prime rate or LIBOR, our interest expense would increase by $100,000 assuming $10.0 million remained outstanding for the entire year.

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

Market Risk

A substantial portion of our revenue and expenses are transacted in markets outside the United States, however all sales transactions and accounts receivable are denominated in U.S. dollars. As a result of our international sales, our future operating results could be adversely affected by a variety of factors, including changes in specific countries’ political, economic or regulatory conditions and trade protection measures. Our market risk management includes an accounts receivable insurance policy for both our domestic and foreign sales. However, there can be no assurance that our insurance policy will substantially offset the impact of fluctuations in currency exchange rates, political, economic or regulatory conditions on its results of operations and financial position. Foreign currency fluctuations did not have a material impact on our financial results during the quarter ended March 31, 2006.

Item 4. Controls and Procedures

Disclosure Controls

The Company, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal control over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

The principal executive officer and principal financial officer also conducted an evaluation of the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2006, that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during such period.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We may become involved in certain legal proceedings and claims which arise in the normal course of business. As of March 31, 2006, we did not have any significant litigation outstanding, and management does not expect any pending litigation matters to have a material impact on our liquidity or the financial statements taken as a whole.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as set forth below, there were no material changes to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2005 during the period covered by this report.

We buy a significant amount of our products from a limited number of suppliers, who may not provide us with competitive products at reasonable prices when we need them in the future.

We purchase wireless handsets and accessories principally from wireless communications equipment manufacturers and distributors. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing and other terms, as well as we are dependent upon our vendors for their own abilities and financial stability. For the quarter ended March 31, 2006, two vendors accounted for 47% and 19% respectively of our total cost of sales. We currently have one exclusive and several non-exclusive agreements with our principal suppliers, which can be terminated on short notice and provide for certain territorial restrictions. Our suppliers may not offer us competitive products on favorable terms or with timely delivery. In addition new products from other manufacturers could impact the demand for products from manufacturers we represent. From time to time, we have been unable to obtain sufficient product supplies. Any failure or delay by our suppliers, particularly our three primary vendors, in supplying us with products on favorable terms may severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if these suppliers are unable to fulfill our product needs, or if any principal supplier imposes substantial price increases and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations.

The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers will have a negative impact upon our revenues and could cause our stock price to decline.

Our two largest customers in the quarter ended March 31, 2006 represented 31% and 23% of our net sales. These customers are carriers in Latin America. The markets we serve are subject to severe price competition. Additionally, our customers are not contractually obligated to purchase product from us. For these and other reasons such as competitive pricing and competitive pressures, customers may seek to obtain products or services from us at lower prices than we have been able to obtain from these customers in the past. This could occur, for example, in the case of a customer purchasing large quantities of a product from us, who then terminates this relationship because the customer can obtain a lower price by buying directly from the manufacturer. The loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity. We have experienced losses of certain customers through industry consolidation and ordinary course of business and there can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.

Approximately 97% of our revenues during the quarter ended March 31, 2006 were generated outside of the United States in countries that may have volatile currencies or other risks.

We engage in significant sales activities in territories and countries outside of the United States, particularly Latin American countries, including Argentina. All our sales transactions are completed in U.S. dollars. The fact that we distribute products into a number of countries exposes us to increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater and more unpredictable inflationary pressures, and shipping delays. Changes may occur in social, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the territories and countries where we currently distribute products. United States laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could have a material adverse effect on our business and operations. Although we purchase and sell products and services in U.S. dollars and do not engage in exchange swaps, futures or options contracts or other hedging techniques, fluctuations in currency exchange rates could reduce demand for products sold in U.S. dollars. We cannot predict the effect that future exchange rate fluctuations will have on our operating results. We may in the future engage in currency hedging transactions, which could result in our incurring significant additional losses.

We have outstanding indebtedness, which is secured by substantially all our assets and which could prevent us from borrowing additional funds, if needed.

We had outstanding debt in the amount of approximately $17.9 million and $10.0 million at March 31, 2006 and December 31, 2005, respectively, in the form of a bank line of credit of up to $25 million based on a borrowing base of which is based on a percentage of eligible accounts receivable. If we violate our loan covenants, default on our obligations or become subject to a change of control, our indebtedness would become immediately due and payable. Any significant decrease in our level of eligible accounts receivable will reduce our ability to borrow additional funds to adequately finance our operations and expansion strategies. The terms of our credit facility could substantially prohibit us from incurring additional indebtedness, which could limit our ability to expand our operations. We are also subject to negative covenants that, among other things, limit our ability to sell certain assets and make certain payments, including but not limited to, dividends, repurchases of common stock and other payments outside the normal course of business, as well as prohibiting us from merging or consolidating with another corporation or selling all or substantially all of our assets.

Stockholders may be diluted as a result of past, future offerings or other financings.

We may need to raise additional capital through one or more future public offerings, private placements or other financings involving our securities. As a result of these financings, ownership interests in our company may be greatly diluted. In January 2006, we sold an aggregate 1,100,000 shares of our common stock at $13.10 per share, for total gross proceeds of $14,410,000. The purchasers were also issued warrants to purchase an aggregate of 330,000 shares of our common stock at an exercise price of $18.38 per share during the period beginning six months after the date of the purchase agreement and ending four years later. We also issued three year term warrants to purchase a total of 28,600 shares to the placement agents in the offering with varying exercise prices (22,000 shares at $13.76 per share and 6,600 at $19.30 per share).

Item 6.    Exhibits

10.1	Securities Purchase Agreement by and among InfoSonics Corporation and the investors listed thereon dated January 30, 2005 (1)
10.2	Form of Common Stock Purchase Warrant (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (*)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (*)

(1)  Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 2, 2006.

(*)  Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfoSonics Corporation

Date:	May 15, 2006	By:	/s/ Joseph Ram
Joseph Ram
Chief Executive Officer

Date:	May 15, 2006	By:	/s/ Jeffrey Klausner
Jeffrey Klausner
Chief Financial Officer