Form 10-Q/A
period 2006-03-31
INFOSONICS CORP
filed 2006-06-12
CIK 1274032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment #1)

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

InfoSonics Corporation and Subsidiaries

Quarterly Report on Form 10-Q/A For The Period Ended March 31, 2006

Table of Contents

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

Consolidated Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005

Consolidated Statements of Income for the Three Months Ended March 31, 2006 (unaudited) and 2005 (unaudited)

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 (unaudited) and 2005 (unaudited)

Notes to Unaudited Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 6.	Exhibits

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Quarterly Report on Form 10-Q/A is to restate our unaudited Consolidated Financial Statements (the “Company”) for the quarter ended March 31, 2006, to change the accounting treatment of certain financing related warrants. In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed May 15, 2006 we reported a non-cash gain to income associated with certain financing related warrants that we issued during January 2006. Upon issuance of these warrants we properly classified them as a liability pursuant to the provisions of Emerging Issues Task Force (EITF) 00-19,  Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, a Company’s Own Stock.  However, when our registration statement related to these warrants was declared effective by the SEC on February 17, 2006, we should have reclassified the warrants as equity and ceased marking them to market on that date. Instead, we had continued the warrants’ classification as a liability and marked them to market through the end of the quarter ended, March 31, 2006.  This restatement clarifies the reclassification of the warrants as equity as of February 17, 2006. The Items which are amended and restated herein are:

1.   Part I, Item 1 - Financial Statements (including applicable footnotes);

2.   Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

3.   Part II, Item 6 - Exhibits

While the Company believes that the reclassification is appropriate, the Company cannot assure that the Financial Accounting Standards Board (FASB), the Emerging Issues Task Force (EITF) and/or the SEC will provide contrary guidance in the future as the EITF further refines their position under EITF 00-19.

The remaining Items contained within this Amendment No. 1 to our Quarterly Report on Form 10-Q/A consist of all other Items originally contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 in the form filed with the SEC on May 15, 2006. These remaining Items are not amended hereby, but are included for the convenience of the reader. In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, except as expressly noted herein, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

InfoSonics Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31 2006	December 31 2005
	(unaudited) (restated)
ASSETS
Current assets:
Cash and cash equivalents	$12,346,313	$7,712,915
Trade accounts receivable, net of allowance for doubtful accounts of $865,290 (unaudited) and $552,993	43,302,911	19,962,630
Inventory, net of reserves of $418,450 (unaudited) and $249,476	7,849,851	5,612,343
Prepaid inventory	4,112,667	1,680,086
Prepaid expenses	841,980	478,196
Net assets of discontinued operations	16,458	18,931
Deferred tax assets - current	644,000	550,000

Total current assets	69,114,180	36,015,101

Property and equipment, net	422,074	426,917
Intangible assets	504,000	504,000
Other assets	90,279	90,791

Total assets	$70,130,533	$37,036,809

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$17,911,931	$10,000,000
Accounts payable	15,958,692	5,986,890
Accrued expenses	3,462,606	2,983,880
Income taxes payable	244,629	—

Total current liabilities	37,577,858	18,970,770

Deferred tax liability non-current	3,000	22,207

Total liabilities	37,580,858	18,992,977

Stockholders’ equity:
Preferred stock, $0.001 par value 10,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock, $0.001 par value 40,000,000 shares authorized 6,766,348 and 5,626,422 shares issued and outstanding	6,766	5,626
Additional paid-in capital	26,758,313	13,426,937
Retained earnings	5,784,596	4,611,269

Total stockholders’ equity	32,549,675	18,043,832

Total liabilities and stockholders’ equity	$70,130,533	$37,036,809

See accompanying notes.

InfoSonics Corporation and Subsidiaries
Consolidated Statements of Income
(unaudited)

	For the Three Months Ended March 31,
	2006	2005
	(restated)
Net sales	$54,127,089	$24,024,217
Cost of sales	49,947,224	21,892,957

Gross profit	4,179,865	2,131,260
Operating expenses, including non-cash expense for stock options of $52,443 and $0	3,096,100	1,566,914

Operating income from continuing operations	1,083,765	564,346

Other income (expense)
Change in fair value of derivative liability	399,009	—
Interest expense	(80,565)	(24,821)

Income from continuing operations before provision for income taxes	1,402,209	539,525
Provision for income taxes	227,038	218,610

Income from continuing operations	1,175,171	320,915
Loss from discontinued operations, net of income tax benefit	(1,844)	(6,077)

Net income	$1,173,327	$314,838

Basic earnings per share:
From continuing operations	$0.18	$0.06
From discontinued operations	$(0.00)	$(0.00)
Net income	$0.18	$0.06
Diluted earnings per share:
From continuing operations	$0.15	$0.05
From discontinued operations	$(0.00)	$(0.00)
Net income	$0.15	$0.05

Basic weighted-average number of common shares outstanding	6,397,911	5,212,000

Diluted weighted-average number of common shares outstanding	7,733,469	5,856,686

See accompanying notes.

InfoSonics Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2006	2005
	(restated)
Cash flows from operating activities:
Net income from continuing operations	$1,175,171	$320,915
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities
Depreciation and amortization	31,935	13,690
Provision for bad debt	312,297	111,650
Provision for obsolete inventory	168,974	(21,330)
Tax benefit from stock option exercises	96,409	—
Stock option expense	52,443	—
Change in fair value of derivative security	(399,009)	—
(Increase) decrease in
Trade accounts receivable	(23,652,578)	(5,087,956)
Inventory	(2,406,482)	897,767
Prepaid inventory	(2,432,581)	(2,428,150)
Prepaid expenses	(363,784)	168,221
Other assets	511	(14,415)
Increase (decrease) in
Accounts payable	9,971,802	(526,147)
Accrued expenses	478,726	(62,224)
Deferred tax asset current	(94,000)	(58,000)
Deferred tax asset non current	(19,207)	69,000
Income tax liabilities	244,629	108,514

Cash provided by (used in) continuing operations	(16,834,744)	(6,508,465)
Cash provided by (used in) discontinued operations	629	(25,001)

Net cash provided by (used in) operating activities	(16,834,115)	(6,533,466)

Cash flows from investing activities:

Purchase of property and equipment	(27,092)	(43,071)

Net cash provided by (used in) investing activities	(27,092)	(43,071)

Cash flows from financing activities:
Borrowings from line of credit	23,998,241	18,422,466
Payments on line of credit	(16,086,310)	(13,486,592)
Cash paid for offering costs	(991,680)	—
Cash received for stock and warrants	14,574,354	—

Net cash provided by (used in) financing activities	21,494,605	4,935,874

Net increase (decrease) in cash and cash equivalents	4,633,398	(1,640,663)

Cash and cash equivalents, beginning of period	7,712,915	5,183,876

Cash and cash equivalents, end of period	$12,346,313	$3,543,213

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

NOTE 4. Stock-Based Compensation

Prior to December 31, 2005, the Company accounted for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “ Accounting for Stock Issued to Employees,” and related Interpretations and had adopted the disclosure requirements of SFAS No. 123, “ Accounting for Stock-Based Compensation” (SFAS No.123), as amended by SFAS No. 148, “ Accounting for Stock-Based Compensation—Transition and Disclosure ” (SFAS No. 148). Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the grant date over the amount an employee must pay to acquire the stock. The Company granted stock options with exercise prices equal to the market price of the underlying stock on the date of grant; therefore, the Company did not record stock-based compensation expense under APB Opinion No. 25.

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

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

	Three Months Ended March 31,
	2006	2005

Numerator: Net income	$1,173,327	$314,838
Denominator:
Denominator for basic earnings per share — weighted average shares	6,397,911	5,212,000
Effect of dilutive securities
Employee stock options	1,335,558	644,686
Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversion	7,733,469	5,856,686

Basic earnings per share	$0.18	$0.06

Diluted earnings per share	$0.15	$0.05

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

In January 2006, in connection with the sale of common stock, the Company issued the purchasers warrants to purchase an aggregate of 330,000 shares of the Company’s common stock at an exercise price of $18.38 per share during the period beginning six months after the date of the purchase agreement and ending four years later. The Company also issued warrants exercisable for three years to purchase a total of 28,600 shares to the placement agents in the offering. Warrants to purchase 22,000 shares issued to placement agents have an exercise price of $13.76 per share and 6,600 have an exercise price of $19.30 per share. The securities purchase agreement contained provisions whereby the Company agreed to pay liquidated damages if a registration statement covering the shares underlying the warrants was not declared effective by the specified date. The Company evaluated the warrants in the transaction as derivatives in accordance with SFAS No. 133 and EITF 00-19. The Company recorded a liability for the fair value of the warrants determined under the Black-Scholes option pricing formula (included in the liabilities as a “derivative liability”). Subsequent to the initial recording, the registration statement was declared effective, and the Company has now reclassified the warrants from a derivative liability to equity on the date of effectiveness (February 17, 2006). The change in the fair value of the warrants, determined under the Black-Scholes option pricing formula, at the date of effectiveness, was recorded as an adjustment to the liability. The income relating to the change in the fair value of the Company’s stock reflected in the change in the fair value of the warrants is included as other income (expense). The values of the warrants on January 30 and February 17, 2006 were calculated using the following weighted-average assumptions: dividend yields of 0% and 0%, respectively, expected volatility of 97% and 97%, respectively risk-free interest rates of 4.46% and 4.55%, respectively, and expected lives of 4 years for each.

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

NOTE 13. Restatement

The Company has reassessed its application of certain provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.  Specifically, it recorded $564,000 of other income during the quarter ended March 31, 2006 related to a mark to market adjustment of certain warrants. Since these warrants became part of permanent equity on February 17, 2006, InfoSonics should have ceased applying the mark to market provisions of EITF 00-19, on that date. Accordingly, the net income for the quarter ended March 31, 2006 has been reduced by a non-cash amount of $564,000.

The following tables set forth for the quarter ended March 31, 2006 the amounts of the restatement adjustments and reconciliation from previously reported amounts to restated amounts for the quarter.

Balance Sheet:

	Three Months Ended March 31, 2006 (Unaudited)
	As Previously Reported	Effect of Restatement	Restated
Fair value of derivative liability	$2,041,265	$(2,041,265)	$—
Total liabilities	39,622,123	(2,041,265)	37,580,858
Additional paid-in capital	24,152,706	2,605,607	26,758,313
Retained earnings	6,348,938	(564,342)	5,784,596
Total stockholders equity	30,508,410	2,041,265	32,549,675

Statement of Operations

	Three Months Ended March 31, 2006 (Unaudited)
	As Previously Reported	Effect of Restatement	Restated
Other Income: change in fair value of derivative liability	$963,351	$(564,342)	$399,009
Income from continuing operations before provision for income taxes	1,966,551	(564,342)	1,402,209
Income from Continuing operations	1,739,513	(564,342)	1,175,171
Net income	1,737,669	(564,342)	1,173,327
Basic earnings per share	$0.27	$(0.09)	$0.18
Diluted earnings per share	$0.22	$(0.07)	$0.15

Statement of Cash Flows

	Three Months Ended March 31, 2006 (Unaudited)
	As Previously Reported	Effect of Restatement	Restated
Net income from continuing operations	$1,739,513	$(564,342)	$1,175,171
Change in fair value of derivative liability	(963,351)	564,342	(399,009)
Cash provided by (used in) continuing operations	(16,834,744)	—	(16,834,744)

NOTE 14. Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

This discussion and analysis should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and related notes included in this report and with our 2005 audited financial statements and related notes thereto included in our Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2006. Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date, and reported amounts of revenue and expenses during the reporting period. On an ongoing basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in “—Critical Accounting Policies.”

The matters in this report that are forward-looking statements, including without limitation to statements about future revenues, sales levels, operating income and margins, wireless handset sales, stock-based compensation expense, gain (loss) in value of derivatives, cost synergies, operating efficiencies, profitability, market share and rates of return, are based on current management expectations that involve certain risks which, if realized, in whole or in part, could cause such expectations to fail to be achieved and have a material adverse effect on InfoSonics’ business, financial condition and results of operations, including, without limitation: (1) intense competition, regionally and internationally, including competition from alternative business models, such as manufacturer-to-carrier sales, which may lead to reduced prices, lower sales or reduced sales growth, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages; (2) inability to secure adequate supply of competitive products on a timely basis and on commercially reasonable terms; (3) foreign exchange rate fluctuations, devaluation of a foreign currency, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, and other related risks of our international operations; (4) the ability to attract new sources of profitable business from expansion of products or services or risks associated with entry into new markets, including geographies, products and services; (5) an interruption or failure of our information systems or subversion of access or other system controls may result in a significant loss of business, assets, or competitive information; (6) significant changes in supplier terms and relationships; (7) termination of a supply or services agreement with a major supplier or product supply shortages; (8) continued consolidation in the wireless handset carrier market; (9) extended general economic downturn; (10) loss of business from one or more significant customers; (11) customer and geographical accounts receivable concentration risk; (12) rapid product improvement and technological change resulting in inventory obsolescence; (13) future terrorist or military actions; (14) the loss of a key executive officer or other key employees; (15) changes in consumer demand for multimedia wireless handset products and features; (16) our failureto adequately adapt to industry changes and to manage potential growth and/or contractions; (17) future periodic assessments required by current or new accounting standards such as those relating to long-lived assets, goodwill and other intangible assets and expensing of stock options and valuing gain or loss on fair value of derivatives may result in additional non-cash income or expenses; (18) seasonal buying patterns; (19) dependency on Latin American sales; (20) uncertain political and economic conditions internationally; and (21) the impact, if any, of changes in EITF 00-19 or SFAS 133 guidance as it relates to warrants and registration rights. Our actual results could differ materially from those anticipated in our forward looking statements.

Subsequent to our filing of the Form 10-Q for the quarter ended March 31, 2006, we determined that a restatement of our previously reported financial information was required, in part, due to our further consideration of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” in evaluating whether there were ongoing derivative instruments contained in outstanding warrants issued in conjunction with the Securities Purchase Agreements entered into in January 2006 by and among the Company and certain institutional and accredited investors, pursuant to which we issued in connection with the sale of common stock. Accordingly, we restated previously reported unaudited Consolidated Financial Statements for the period ended March 31, 2006 as further described in this Form 10-Q/A.

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

Overview

The results of operations presented below reflect certain restatements to our previously reported results of operations for the three months ended March 31, 2006. See Note 13 of the Notes to our unaudited Consolidated Financial Statements.

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

Our corporate headquarters is in San Diego, California and from our facility in Miami Florida, where we have our Latin America sales and executive offices, we operate a warehouse and distribution center. This distribution center services our customers in the United States and Latin America. Our distribution and solution services include product testing, certification, carriers’ approval, light assembly, warehousing, logistics services (packing, shipping and delivery), marketing campaigns, warranty services and end-user support. These services are provided for manufacturers of wireless telecommunications products, in order to facilitate sales to network carriers, agents, resellers, distributors, independent dealers and retailers in the United States and Latin America. Additionally, we have wholly-owned subsidiaries in Latin America which conduct some of our business activities in their respective regions of Latin America, including Primasel S.A., which we purchased in January 2005 and later changed its name to InfoSonics S.A. See Note 2 to our unaudited Consolidated Financial Statements for financial information regarding this purchase.

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

Results of Operations:

Quarter Ended March 31, 2006 Compared With Quarter Ended March 31, 2005

For the quarter ended March 31, 2006, we had income from continuing operations of $1.2 million, or $.15 per diluted share, on net sales of $54.1 million. This was an increase of 266% when compared to the quarter ended March 31, 2005 of $321,000, or $.05 per diluted share, on net sales of $24.0 million. This increase was due to overall sales growth and to non-cash items, including the change in fair value of derivative liability of $399,000 and stock option expense of $52,000. Our revenue increase of 125% was primarily attributable to a 253% increase in handset volume offsetting a 33% decrease in average selling price per unit. The geographic mix of revenues shifted significantly in 2006 as sales in Argentina and Latin America increased to 61% and 36% respectively of total net sales. Combined, these two regions represented 97% of net sales in the quarter ended March 31, 2006 as compared to 36% in the quarter ended March 31, 2005. This increase was primarily the result of our increased sales and marketing efforts in both of those regions, in addition to the overall cellular growth those regions have experienced in the recent past. Sales in the United States made up the remainder of our sales in the quarter ended March 31, 2006, declining 89% to $1.7 million, or 3% of total net sales. The decrease in our U.S. sales resulted from increased competition and product introduction delays for the region from our primary vendors. In addition, our interest expense increased for the quarter ended March 31, 2006 to $81,000 from $25,000 in the same quarter last year which negatively impacted our diluted earnings per share. The increase in interest expense primarily resulted from our net sales growth and the capital necessary to fund such growth.

	Quarter ended March 31,
	2006	2005	Increase
	(Dollar amounts in thousands, except per share amounts)
Net Sales	$54,127	$24,024	125%
Gross Profit	4,180	2,131	96%
Income from continuing operations	1,175	321	266%

Diluted Earnings per share from continuing operations	$0.15	$0.05	300%

Revenues by geographic region

	Quarter ended March 31,
	2006	2005
	(Dollar amounts in thousands)
United States	$1,721	$15,341
Latin America	19,375	6,152
Argentina	33,031	2,531
Total	$54,127	$24,024

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

Other Income

During the first quarter 2006, we had income from a non-cash change in fair value of derivative liability (for financing related warrants) of $399,000 and non-cash expense related to stock-option compensation of $52,000. To comply with accounting rules for treatment of derivative liabilities (SFAS 133 and EITF 00-19), we recorded a non-cash gain during this quarter, based on the calculated change in fair value of the warrants, which were issued in conjunction with our financing during the first quarter. As these warrants have been reclassified as equity we do not anticipate future quarterly adjustments related to these warrants, unless contrary guidance is provided publicly by applicable accounting standards bodies or the SEC. However, we will continue to recognize non-cash compensation expense (SFAS 123R) each quarter for outstanding stock options. This non-cash expense has the potential to materially adversely affect on our earnings per share on a quarterly basis.

	Quarter Ended March 31,
	2006	2005
	(Dollar amounts in thousands)
Change in fair value of derivative liability	$399	$—
Interest expense	(81)	(25)
Other Income (expense) total	$318	$(25)

First Quarter 2006 Results with Reconciliation of Non-GAAP Financial Measures to the Corresponding GAAP Financial Measures (unaudited)

The following are selected results excluding and including the impact of SFAS 123R and SFAS 133:

Three months ended March 31, 2006	Actual	Adjustment		Non-GAAP Pro-forma (c)
		$52,443	(a)

		(399,009	)(b)
Net income	$1,173,327	$(346,566)		$826,761

Diluted earnings per share	$0.15	$(0.04)		$0.11

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

In January 2006, the Company sold shares of common stock including warrants to purchase common stock from the Company. The Company evaluated the warrants in the transaction as derivatives in accordance with SFAS No. 133, at the time of the issuance of the warrants. The warrants, to the extent that they are to be satisfied with common stock of the Company, would normally be included as equity obligations. However, in the event that the Company does not achieve effectiveness of the registration statement within a predetermined timeframe, the Company would have to pay penalties to the holders of the warrants.; therefore, the Company was required to record a liability for the fair value of the warrants determined under the Black-Scholes option pricing formula (included in the liabilities as a “derivative liability”). Subsequent to the initial recording, the Company achieved effectiveness of the registration statement prior to the predetermined timeframe, therefore enabling those warrants to be moved to equity. The change in the fair value of the warrants, determined under the Black- Scholes option pricing formula from the initial transaction date to the effectiveness date  is recorded as an adjustment to the liability. The income relating to the change in the fair value of the Company’s stock reflected in the change in the fair value of the warrants is included as other income (expense). As the warrants have been reclassified to equity, the Company will not need to “mark to market” and therefore does not anticipate having future quarters effected by these warrantsand their respective values under the Black-Scholes option pricing formula.   See Note 11 of the Notes to our unaudited Consolidated Financial Statements.

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

InfoSonics Corporation

Date:	June 12, 2006	By:	/s/ Joseph Ram
Joseph Ram
Chief Executive Officer

Date:	June 12, 2006	By:	/s/ Jeffrey Klausner
Jeffrey Klausner
Chief Financial Officer