Form 10-Q
period 2006-06-30
INFOSONICS CORP
filed 2006-08-14
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number - 001-32217

InfoSonics Corporation

(Exact name of registrant as specified in its charter)

Maryland	33-0599368
(State or other jurisdiction of	(IRS Employer Identification Number)
incorporation or organization)

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

Yes  ☐   No ☒

As of August 10, 2006, the Registrant had 13,982,608 shares outstanding of its $.001 par value common stock.

InfoSonics Corporation and Subsidiaries

Quarterly Report on Form 10-Q For The Period Ended June 30, 2006

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,682,320	$7,712,915
Trade accounts receivable, net of allowance for doubtful accounts of $829,625 (unaudited) and $552,993	37,335,171	19,962,630
Inventory, net of reserves of $419,198 (unaudited) and $249,476	7,786,151	5,612,343
Prepaid inventory	3,172,297	1,680,086
Prepaid expenses	394,585	231,400
Prepaid taxes	624,893	246,796
Net assets of discontinued operations	17,625	18,931
Deferred tax assets — current	657,000	550,000

Total current assets	74,670,042	36,015,101

Property and equipment, net	653,944	426,917
Intangible assets	504,000	504,000
Deferred tax assets — non-current	19,000	—
Other assets	114,330	90,791

Total assets	$75,961,316	$37,036,809

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$20,000,000	$10,000,000
Accounts payable	16,624,255	5,986,890
Accrued expenses	4,302,790	2,983,880
Income taxes payable	73,386	—

Total current liabilities	41,000,431	18,970,770

Deferred tax liability non-current	—	22,207

Total liabilities	41,000,431	18,992,977

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value 10,000,000 shares authorized (no shares issued and outstanding as of applicable period end)	—	—
Common stock, $0.001 par value 40,000,000 shares authorized (13,896,068 and 11,252,844 shares issued and outstanding as of applicable period end)	13,896	11,252
Additional paid-in capital	29,044,648	13,421,311
Retained earnings	5,902,341	4,611,269

Total stockholders’ equity	34,960,885	18,043,832

Total liabilities and stockholders’ equity	$75,961,316	$37,036,809

Accompanying notes are integral part of these financial statements.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Net sales	$58,279,558	$32,527,630	$112,406,647	$56,551,847
Cost of sales	53,947,902	29,871,047	103,895,126	51,764,004

Gross profit	4,331,656	2,656,583	8,511,521	4,787,843
Operating expenses	4,019,995	1,980,779	7,116,095	3,547,693

Operating income from continuing operations	311,661	675,804	1,395,426	1,240,150

Other income (expense)
Change in fair value of derivative liability	—	—	399,009	—
Interest income (expense)	(118,991)	(61,155)	(199,557)	(85,975)

Income from continuing operations before provision for income taxes	192,670	614,649	1,594,878	1,154,175
Provision for income taxes	66,502	195,705	293,540	414,315

Income from continuing operations	126,168	418,944	1,301,338	739,860
Gain (loss) net of income tax expense from discontinued operations	1,192	(11,007)	(652)	(17,084)

Net income	$127,360	$407,937	$1,300,686	$722,776

Basic earnings per share
From continuing operations	$0.01	$0.04	$0.10	$0.07
From discontinued operations	$0.00	$0.00	$0.00	$0.00
Net income	$0.01	$0.04	$0.10	$0.07
Diluted earnings per share
From continuing operations	$0.01	$0.04	$0.08	$0.06
From discontinued operations	$0.00	$0.00	$0.00	$0.00
Net income	$0.01	$0.04	$0.08	$0.06

Basic weighted-average number of common shares outstanding	13,686,300	10,424,000	13,242,672	10,424,000

Diluted weighted-average number of common shares outstanding	16,267,032	11,655,586	15,766,957	11,686,306

Accompanying notes are integral part of these financial statements.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income from continuing operations	$1,301,338	$739,860
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities
Depreciation and amortization	68,339	30,537
Provision for bad debt	276,632	292,566
Provision for obsolete inventory	169,722	(8,817)
Stock option expense	1,243,064	—
Tax benefit from stock option exercises	440,940	—
Change in fair value of derivative liability	(399,009)	—
(Increase) decrease in
Trade accounts receivable	(17,649,173)	(12,279,898)
Inventory	(2,343,530)	137,168
Prepaid Inventory	(1,492,211)	71,850
Prepaid expenses	(541,282)	134,380
Deferred tax asset current	(107,000)	(98,000)
Deferred tax asset non current	(41,207)	69,000
Other assets	(23,540)	(14,415)
Increase (decrease) in
Accounts payable	10,637,367	2,073,885
Accrued expenses	1,318,910	721,327
Income tax liabilities	73,386	90,485

Cash provided by (used in) continuing operations	(7,067,254)	(8,040,072)
Cash provided by (used in) discontinued operations	654	(29,979)

Net cash provided by (used in) operating activities	(7,066,600)	(8,070,051)

Cash flows from investing activities:

Purchase of property and equipment	(295,367)	(114,445)

Net cash provided by (used in) investing activities	(295,367)	(114,445)

Cash flows from financing activities:
Borrowings from line of credit	70,745,841	36,417,712
Payments on line of credit	(60,745,841)	(32,704,193)
Cash paid for offering costs	(1,005,582)	—
Cash received for stock	15,346,569	—

Net cash provided by (used in) financing activities	24,340,987	3,713,519

Effect of Exchange rate changes on cash	(9,615)	—

Net increase (decrease) in cash and cash equivalents	16,969,405	(4,470,977)

Cash and cash equivalents, beginning of period	7,712,915	5,183,876

Cash and cash equivalents, end of period	$24,682,320	$712,899

Accompanying notes are integral part of these financial statements.

InfoSonics Corporation

Condensed Notes to Unaudited Consolidated Financial Statements

as of and at June 30, 2006

(unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements and these condensed notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the financial position or results of operations of InfoSonics Corporation (the “Company”), although they may. These unaudited consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. These unaudited consolidated financial statements reflect all adjustments considered, in the opinion of the Company’s management, necessary to fairly present the results for the periods covered herein and such adjustments are considered of a normal recurring nature.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, Axcess Mobile LLC, InfoSonics De Mexico, InfoSonics de Guatemala, InfoSonics El Salvador and InfoSonics S.A., all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation of these consolidated financial statements.

The unaudited Consolidated Balance Sheet at June 30, 2006 does not include all of the information and footnotes required by GAAP for complete financial statements. Due to seasonality of the Company’s business and other factors, the Company’s interim results may not be indicative of the condition at or the results for the full fiscal year of 2006 or at or for any other future period. The unaudited Consolidated Statements of Income for the three and six months ended June 30, 2006 and the unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2006 are not necessarily indicative of the operating results or cash flows that may be expected for the full fiscal year of 2006 or for any future period.

Share and per share amounts for all periods presented in this report (unless otherwise stated) have been adjusted to reflect the two-for-one common stock split in the form of a stock dividend effected on June 19, 2006. See Note 10 below for additional information.

NOTE 2. Acquisition

On January 19, 2005, the Company purchased Primasel S.A., from Fanrock Investments Limited for up to 240,000 shares of the Company’s common stock, based on sales of certain levels being achieved in the next three years. During the year ended December 31, 2005, 240,000 shares of stock were issued in full satisfaction of the Company’s potential share issuance in connection with this transaction. In addition, under the terms of the acquisition, the Company is obligated to share certain profits based on sales and profitability achieved in Argentina. During the three and six months ended June 30, 2006, the Company recorded expense and related accrual of $537,000 and $870,000, respectively, related to these profit-sharing terms. The Company accounted for the transaction as a stock purchase. The purchase price has been recorded as an intangible asset on the Consolidated Balance Sheet. Primasel had a distribution agreement and a management agreement which was the purpose for the transaction, and the implied value of those agreements is the value of the 240,000 shares issued in October 2005. The Company allocated 75% of the non-cash cost of this stock issuance towards the management agreement and 25% towards the distribution agreement. In February 2005, Primasel S.A. changed its name to InfoSonics S.A.

NOTE 3. Discontinued Operations

During the quarter ended September 30, 2004, the Company’s Board of Directors reviewed Axcess Mobile, LLC and its mall-based kiosk locations and implemented actions necessary to close the Company’s mall-based kiosk locations. On October 28, 2004, the Company assigned the leases for six of its mall-based kiosk locations to an unrelated assignee; however, the assignment did not release the Company from its future lease obligations, including up to $835,055 as of June

30, 2006. The assignee operates approximately 400 mall-based kiosks in 28 states. A third party is holding in escrow two months rent for the assigned locations from the assignee, and in the event of default by the assignee, those funds will be released to the Company. The Company’s other four lease locations were closed in October 2004. SFAS No. 142, “Goodwill and Other Intangible Assets” prohibits the amortization of goodwill, but requires that it be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that its value has diminished or been impaired. As a result of the discontinued operations, the Company has reassessed the goodwill and written down the value associated with its mall-based kiosk locations to zero. This write-down was recorded as an operating expense in the year ended December 31, 2004.

NOTE 4. Stock-Based Compensation

The Company has three stock option plans, the 2006 Equity Incentive Plan (“2006 Plan”), the 2003 Stock Option Plan (“2003 Plan”) and, the 1998 Stock Option Plan (“1998 Plan”). Each of the plans has been approved by our shareholders. The 2006 Plan is the only plan from which additional options will be granted. The 2006 Plan authorizes the grant of up to 1,000,000 shares and options. The Company is also a party to non-plan option agreements with its non-employee directors.

Prior to December 31, 2005, the Company accounted for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, and had adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the grant date over the amount an employee must pay to acquire the stock. The Company granted stock options with exercise prices equal to the market price of the underlying stock on the date of grant; therefore, the Company did not record stock-based compensation expense under APB Opinion No. 25.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “ Share-Based Payments,” to require that compensation cost relating to share-based payment arrangements be recognized in the financial statements. As of January 1, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS 123, as amended by SFAS 148. Such fair value is recognized as expense over the service period, net of estimated forfeitures.

If the Company had adopted SFAS 123R as of January 1, 2005 for its stock-based compensation plans, then the Company’s net income for the three and six months ended June 30, 2005 would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Net income as reported	$407,937	$722,776

Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the SFAS 123R fair value method had been applied	(51,311)	(511,322)
Pro forma	$356,626	$211,454

Basic earnings per common share as reported	$0.04	$0.07
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the SFAS 123R fair value method had been applied	$(0.01)	$(0.05)
Pro forma	$0.03	$0.02
Diluted earnings per common share as reported	$0.04	$0.06
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the SFAS 123R fair value method had been applied	$(0.01)	$(0.04)
Pro forma	$0.03	$0.02

On September 27, 2001, the FASB Emerging Issues Task Force (“EITF”) issued EITF Issue 96-18 “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that equity instruments issued in exchange for certain services be valued at the more accurate of the fair value of the services provided or the fair value of the equity instruments issued. For equity instruments issued that are subject to a required service period the expense associated with the equity instruments is recorded as the instruments vest or the services are provided. The Company has granted options and warrants to non-employees and recorded the fair value of the equity instruments on the date of issuance using the Black-Scholes valuation model. For grants subject to vesting or service requirements, the expense is deferred and is recognized over the more appropriate of the vesting period or as the services are provided.

On March 29, 2005, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin (“SAB”) No. 107, which provides the SEC Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the three and six months ended June 30, 2006 is as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Officer compensation	$18,297	$36,594
Non-employee directors	1,138,178	1,138,178
Sales, general and administrative	34,146	68,292
Total stock option expense, included in total operating expenses	$1,190,621	$1,243,064

Our stock options vest on an annual or a monthly basis. As of June 30, 2006, there was $901,000 of total unrecognized compensation costs related to the non-vested stock options. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  That cost is expected to be recognized over the next weighted-average period of 3.5 years. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. SFAS 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the second quarter of 2006, we recorded an expense of $1,138,178, related to options granted to our non-employee directors. These options had been previously granted in January and December 2005 and were approved by our stockholders at our annual stockholders meeting held on June 12, 2006. Under current U.S. federal tax law, we would receive a compensation expense deduction related to non-qualified stock options only when these options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006 and 2005: risk-free interest rate of between 4.88% to 5.04% in 2006 and 3.22% to 4.41% in 2005 based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0 percent as the Company has not, and does not intend to, issue dividends; and expected lives of 3 to 5 years in 2006 and 2005 based upon the historical life of options. For grants in 2006 and 2005, the expected volatility used ranged from 62% to 91%, based on the Company’s historical stock price fluctuations for a period matching the expected life of the options.

A summary of option activity under all of the above plans as of June 30, 2006, and changes during the six months then ended is presented in the table below:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2006	3,598,500	$2.09	3.97	—
Granted	262,000	$6.90	1.52	—
Exercised	(401,398)	$2.33	—	—
Forfeited	(50,278)	$3.82	—	—
Outstanding at June 30, 2006	3,408,824	$2.21	3.75	—
Vested and expected to vest	3,408,824	$2.21	3.75	—
Exercisable at June 30, 2006	3,027,383	$2.22	3.47	—

A summary of the status of the Company’s non vested options at June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

	Shares	Weighted-average grant-date fair value
Nonvested at December 31, 2005	462,834	$1.90
Granted	262,000	$6.90
Vested	294,115	$0.57
Forfeited	49,278	$2.12
Non-vested at June 30, 2006	381,441	$4.38

The weighted-average grant-date fair value of options granted during the three and six months ended June 30, 2006 was $6.90 and $6.90, respectively. The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $0 and $0, respectively. There was $772,000 and $937,000 cash received from options exercised for the three and six months ended June 30, 2006, respectively. There were no options exercised in the three and six months ended June 30, 2005. The stock based compensation unrecognized expense for future periods as of June 30, 2006 is approximately $901,000 with a weighted average remaining vesting period of 3.5 years.

NOTE 5. Earnings Per Share

The Company utilizes SFAS No. 128, ‘‘Earnings per Share.’’ Basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common share equivalents are excluded from the computation if their effect is anti-dilutive. The Company’s common share equivalents consist of stock options and warrants.

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Numerator: Net income	$127,360	$407,937	$1,300,686	$722,776
Denominator:
Denominator for basic earnings per share — weighted-average shares	13,686,300	10,424,000	13,242,672	10,424,000
Effect of dilutive securities
Employee stock options and warrants	2,580,732	1,231,586	2,524,285	1,262,306

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed conversion	16,267,032	11,655,586	15,766,957	11,686,306

Certain potential common shares from exercise of options and warrants have been excluded from the computation of diluted earnings per share due to their exercise price being greater than the Company’s weighted-average stock price for the period. For the three months ended June 30, 2006 and 2005, the number of shares excluded were 1,810,292 and 2,182,814, respectively, and for the six months ended June 30, 2006 and 2005, the number of shares excluded were 1,866,740 and 2,151,427, respectively.

NOTE 6. Income Taxes

SFAS No. 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

NOTE 7. Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow moving or obsolete are reduced to estimated net realizable value through an appropriate reserve. In addition, included in our prepaid inventory at June 30, 2006, we had consigned inventory of $1.5 million, which is located at the distribution center and retail locations of a certain carrier. This inventory is owned by the Company until it is sold by the carrier. There was no consigned inventory at December 31, 2005. Inventory consists of the following:

	June 30, 2006	December 31, 2005
Finished goods	$8,205,349	$5,861,819
Inventory reserve	(419,198)	(249,476)
Net inventory	$7,786,151	$5,612,343

NOTE 8. Property and Equipment

Property and equipment are primarily located in the United States, with the exception of $258,000 of machinery and equipment located at our Mexico facility (installed in June 2006 and included in table below) and consisted of the following as of the dates presented:

	June 30, 2006	December 31, 2005
Machinery and equipment	$745,396	$487,998
Furniture and fixtures	153,779	117,082
Subtotal	899,175	605,080
Less accumulated depreciation	(245,231)	(178,163)
Total	$653,944	$426,917

Depreciation expense was $42,016 and $16,847 for the three months ended June 30, 2006 and 2005, respectively. Depreciation expense was $73,951 and $30,537 for the six months ended June 30, 2006 and 2005, respectively.

NOTE 9. Line of Credit

The Company has a line of credit from Wells Fargo HSBC Trade Bank N.A., which provides for advances not to exceed 80% of eligible domestic accounts receivable and 85% of foreign-insured accounts receivable (depending on the country of the debtor), up to a maximum of $25,000,000. As of June 30, 2006, the majority of our debt was based on foreign accounts receivable.

Interest is payable on a monthly basis (i) at Wells Fargo’s prime (8.25% at June 30, 2006) or (ii) at the one-month LIBOR (5.33% at June 30, 2006) plus 1.50%. The interest rate is floating at Wells Fargo’s prime rate or is at LIBOR plus 1.5% if the debt is a fixed amount draw down. The line of credit is collateralized by substantially all of the assets of the Company, and expires in October 2006. In addition to reporting and other non-financial covenants, the line of credit contains certain financial covenants which require the Company to maintain a tangible net worth of not less than $12,500,000, a pre-tax profit of not less than $1 on a rolling four quarter basis, a quick ratio of not less than one-to-one, a debt-to-net worth ratio of not greater than two-to-one, and annual net income after taxes of at least $1. Management believes the Company was in compliance with these covenants at June 30, 2006. At June 30, 2006 and December 31, 2005, the amounts drawn against the line of credit were $20,000,000 and 10,000,000, respectively.

The Company has no other notes payable.

NOTE 10. Stockholders’ Equity

Stock Split as Dividend

On May 30, 2006, the Company’s Board of Directors approved a two-for-one stock split of the Company’s outstanding common stock. The stock split was accomplished through a 100% stock dividend, providing the Company’s stockholders with one additional share of common stock for every one share held as of the record date. The split was paid on June 19, 2006 to stockholders of record as of June 9, 2006. Immediately following the stock split, the Company’s outstanding shares of common stock increased from 6,948,034 shares to 13,896,068 shares of common stock.

Sale of Common Stock

On January 30, 2006, the Company sold an aggregate of 2,200,000 shares of its common stock at $6.55 per share, for total gross proceeds of $14,410,000.  The purchasers were also issued warrants as described below.

Stock Options

Effective April 13, 2006 and June 1, 2006, the Company granted options to purchase an aggregate of 32,000 and 50,000 of its common stock to certain employees, including one inducement grant to a newly-hired Company officer (the “Employee Options”). One-third of the total options subject to these option grants become exercisable one year from the employee grantee’s first date of employment, and 1/36th of the total options become exercisable each month thereafter until fully vested. The Employee Options have exercise prices of $5.33 and $15.17 per share, which were the closing prices per share of the Company’s common stock on April 13, 2006 and June 1, 2006. The Employee Options expire five years from the date of grant.

Effective June 12, 2006, the stockholders of the Company approved previously granted options to purchase an aggregate of 180,000 of the Company’s common stock to certain non-employee Directors (the “Director Options”). These grants had vested 90,000 on January 21, 2005 and 90,000 on December 30, 2005. The Director Options have exercise prices of $1.65 and $8.12, per share, which were the closing prices per share of the Company’s common stock on the original grant dates of January 21, 2005 and December 30, 2005. The Director Options expire three and five years, repectively, from the date of grant.

Warrants

In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

In January 2006, the Company sold shares of common stock and warrants to purchase common stock. The Company evaluated the warrants in the transaction as derivative liabilities in accordance with SFAS No. 133 until the date that the Company’s registration statement registering the shares of common stock underlying such warrants was declared effective on February 17, 2006, after which such warrants were classified as equity. The change in the fair value of the warrants, determined under the Black- Scholes option pricing formula from the initial transaction date to the effectiveness date of the registration statement is recorded as an adjustment to the liability. The income relating to the change in the fair value of the Company’s stock reflected in the change in the fair value of the warrants is included as other income (expense). As the warrants have been classified as equity, the Company will no longer need to “mark to market” the change in fair value of such warrants.

NOTE 11. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R. SFAS 123R supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the fair value approach in SFAS 123R is similar to the fair value approach described in SFAS 123. In 2005, the Company used the Black-Scholes formula to estimate the fair value of stock options granted to employees. The Company adopted SFAS 123R, using the modified-prospective method, beginning January 1, 2006.  Based on the terms of our stock option plans, there was no cumulative effect upon adoption. The Company elected to continue to estimate the fair value of stock options using the Black-Scholes formula. In the first six months of 2006, the adoption of SFAS 123R included an operating expense of $1,234,064. Further, we believe the adoption of SFAS 123R could have a material impact on our Company’s future stock-based compensation expense.  As of June 30, 2006, there was $901,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over the next three and one-half years. This expected cost does not include the impact of any future stock-based compensation awards.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” SFAS 154 applies to all voluntary changes in accounting principle as well as to changes required by an accounting pronouncement that does not include specific transition provisions. SFAS 154 eliminates the requirement in APB Opinion No. 20, “Accounting Changes,” to include the cumulative effect of changes in accounting principle in the income statement in the period of change and, instead, requires changes in accounting principle to be retrospectively applied. Retrospective application requires the new accounting principle to be applied as if the change occurred at the beginning of the first period presented by modifying periods previously reported if an estimate of the prior period impact is practicable and estimable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not currently anticipate any changes in accounting principle other than the adoption of SFAS 123R discussed above, which has its own adoption transition provision and is therefore not within the scope of SFAS 154. As a result, we do not believe the adoption of SFAS 154 has had a material impact on the Company’s consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 became effective in December 2005. Retrospective application of interim financial information is permitted but is not required.  Management does not expect adoption of FIN 47 to have a material impact on the Company’s financial statements.

In September 2005, EITF ratified EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” Beginning April 1, 2006, EITF 04-13 requires arrangements whereby purchase and sales transactions with the same counterparty that are entered into in contemplation of one another to be combined (i.e., net basis). The Company has had such arrangements whereby it purchases wireless devices from certain counterparties and sells similar items to the same counterparties. These arrangements have been and are accounted for on a net basis within logistic services. Therefore, the effect of adopting EITF 04-13 will have no impact on the Company’s results of operations.

NOTE 12. Geographic Information

The Company currently operates in one business segment.  All fixed assets are located in Company facilities in the United States and Mexico. Net sales  by geographical area for the three and six months ended June 30, 2006 and June 30, 2005 were:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2005	June 30, 2005
United States	$3,241,614	$11,283,892	$4,962,316	$26,624,770
South America	31,052,895	16,593,032	64,084,070	19,124,448
Central America	23,985,049	4,650,706	43,360,261	10,802,629
Total	$58,279,558	$32,527,630	$112,406,647	$56,551,847

NOTE 13. Subsequent Events

On August 3, 2006, our common stock commenced trading on The NASDAQ Stock Market’s Global Market under the ticker symbol “IFON,” and we suspended trading of our common stock on the American Stock Exchange.

NOTE 14.  Commitments and Contingencies

Securities Class Actions

Between June 13, 2006 and July 14, 2006, seven securities class actions were filed in the United States District Court for the Southern District of California against us and certain of our officers and directors.  The longest class period alleged in these seven cases is from May 8, 2006 to June 12, 2006.  Each of these substantially similar lawsuits allege that the defendants violated Sections 10(b), 20(a) and/or 20A of the Exchange Act, as well as the associated Rule 10b-5, in connection with our restatement announced on June 12, 2006.  In these seven lawsuits, plaintiffs seek declarations that each action is a proper class action, unspecified damages, interest, attorneys’ fees and other costs, equitable/injunctive relief, and/or such other relief as is just and proper.  When required to respond to a consolidated complaint, the defendants anticipate filing a motion to dismiss on the grounds that the plaintiffs have failed to adequately plead violations of the securities laws.

Derivative Lawsuits

On June 27, 2006, a derivative lawsuit was filed in the United States District Court for the Southern District of California, purportedly on behalf of the Company against certain of our officers and directors, and the Company as a nominal defendant, by Caridad Miller.  This lawsuit asserts claims for breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, violation of California Corporations Code Section 25402, violation of Section 304 of the Sarbanes-Oxley Act, and violation of Section 14(a) of the Exchange Act.  Plaintiff seeks unspecified damages, a declaration of liability under the Sarbanes-Oxley Act of 2002 and reimbursement, a declaration regarding Section 14(a) of the Exchange Act, restitution, disgorgement, modification of certain corporate governance and internal procedures, extraordinary equitable and/or injunctive relief, costs, and such other relief as is just and proper.

On July 12, 2006, a derivative lawsuit was filed in the California Superior Court, in the County of San Diego, by Peter J. Cunningham, purportedly on behalf of the Company against certain officers and directors of the Company, and the Company as a nominal defendant.  This lawsuit asserts claims for breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violation of California Corporations Code Section 25402 in connection with the Company’s restatement.  Plaintiff seeks unspecified damages, extraordinary equitable and/or injunctive relief,  restitution, disgorgement, costs, and such other relief as is just and proper.

On July 28, 2006, a derivative lawsuit was filed in the United States District Court for the Southern District of California by Peter J. Cunningham, purportedly on behalf of the Company against certain of our officers and directors, and the Company as a nominal defendant.  This lawsuit asserts claims for breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violation of California Corporations Code Section 25402.  Plaintiff seeks unspecified damages, extraordinary equitable and/or injunctive relief, disgorgement, costs, and such other relief as is just and proper.

When required to respond to these derivative lawsuits, the defendants anticipate filing a motion to dismiss on the ground, among others, that the plaintiff has failed to make a demand on the Company’s board of directors.

While the above lawsuits are in their early stages, at this time we do not believe they will have a material adverse effect on our financial condition.  However, the ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements.  Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel.  If estimates of potential losses increase or the related facts and circumstances change in the future, the Company may be required to record additional litigation expense.  The Company intends to expense legal expense as incurred related to this matter.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Statements and Other General Information

This discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and condensed notes thereto included in this report and with our Annual Report on Form 10-K for the year ended

December 31, 2005 (including our 2005 audited financial statements and related notes thereto). InfoSonics Corporation’s (“InfoSonics” or the “Company”) discussion and analysis of financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities as of and at the financial statement date, and reported amounts of revenue and expenses during the reporting period. On an ongoing basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Although management believes these judgments, estimates and assumptions to be reasonably accurate, actual results may differ significantly. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in’ “—Critical Accounting Policies.’’

Statements contained in this report may be “forward-looking” statements.  These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” their negatives or other variations on these terms, or similar terms. The matters in this report that are forward-looking statements, including without limitation, statements about future revenues, sales levels, operating income and margins, wireless handset sales, stock-based compensation expense, gain (loss) in value of derivatives, cost synergies, operating efficiencies, profitability, market share and rates of return, are based on current management expectations that involve certain risks and uncertainties, which, if realized, in whole or in part, could cause such expectations to fail to be achieved and have a material adverse effect on our business, financial condition or results of operations. Some of these risks and uncertainties, include, without limitation: (1) intense competition, regionally and internationally, including competition from alternative business models, such as manufacturer-to-carrier sales, which may lead to reduced prices, lower sales or reduced sales growth, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages; (2) inability to secure or maintain adequate supply of competitive products on a timely basis or on commercially reasonable terms from suppliers; (3) foreign exchange rate fluctuations, devaluation of a foreign currency, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, and other related risks of our international operations; (4) the ability to attract new sources of profitable business from expansion of products or services or risks associated with entry into new markets, including geographies, products and services; (5) an interruption or failure of our information systems or subversion of access or other system controls may result in a significant loss of business, assets, or competitive information; (6) an extended general economic downturn; (7) loss of business from one or more significant customers; (8) customer and geographical sales and accounts receivable concentration risk, including in Latin America; (9) rapid product improvement and technological change resulting in inventory obsolescence; (10) future terrorist or military actions; (11) the loss of a key executive officer or other key employees; (12) changes in consumer demand for multimedia wireless handset products and features; (13) failure to adequately adapt to industry changes, including consolidation of the wireless handset carrier market, and to manage potential growth and/or contractions; (14) future periodic assessments required by current or new accounting standards and guidance such as those relating to long-lived assets, goodwill and other intangible assets and expensing of stock options and valuing gain or loss on fair value of derivatives; and (15) seasonal buying patterns; (16) the impact, if any, of changes in EITF 00-19 or SFAS 133 guidance as it relates to warrants and registration rights; and (17) any uninsured damages, legal fees and costs relating to current and future pending and threatened litigation.  Our actual results could differ materially from those anticipated in our forward-looking statements. InfoSonics does not intend to update any forward-looking statements.

InfoSonics has instituted in the past and continues to institute changes to its strategies, operations and processes to address risks and uncertainties and to mitigate their impact on InfoSonics’ results of operations and financial condition. However, no assurances can be given that InfoSonics will be successful in these efforts. For a further discussion of significant factors to consider concerning InfoSonics, see “Item 1A. Risk Factors” of InfoSonics’ Annual Report on Form 10-K for the year ended December 31, 2005 and “Part II. Item 1A. Risk Factors” of this report. In addition, other risks or uncertainties may be detailed from time to time in InfoSonics’ future SEC filings.

Overview

We distribute wireless handsets and accessories in the United States, and are one of the fastest growing distributors of wireless handsets and accessories in Latin America. We provide end-to-end wireless handset and wireless terminal solutions for carriers in both the United States and Latin America. We distribute products of several key manufacturers, including  Samsung, Alcatel, Motorola, VK Mobile, i-mate and Novatel, and others. As an integral part of our customers’ supply chain, we perform value added services and solutions, including product approval and certification, light assembly, warehousing, logistics services (packing, shipping and delivery), marketing campaigns, warranty services and end-user support. We provide these services and solutions to wireless telecommunications manufacturers in order to facilitate sales to carriers (network operators), agents, resellers, distributors, independent dealers and retailers in the United States and Latin America.  During 2005, we significantly changed our business model from selling products to dealers and agents in the United States and Latin America to providing products, services and solutions primarily to carriers in such regions.  As a result, we believe that this shift in customer focus enables us to better service our customers and vendors as we play a more important role in the supply chain for wireless handsets and accessories.

Our corporate headquarters is in San Diego, California, and from our facility in Miami, Florida, where we have our Latin America sales and executive offices, we operate our main warehouse and distribution center. This warehouse and distribution center services our customers in the United States and Latin America. In addition, we have warehouse and office facilities in Mexico, and a sales office in Chile. We have wholly-owned subsidiaries in Latin America, which conduct some of our business activities in their respective regions of Latin America, including InfoSonics El Salvador, InfoSonics de Guatemala, InfoSonics de Mexico and InfoSonics S.A.

Due to seasonal and other factors, our interim condition or results may not be indicative of fiscal year 2006 or other future condition or results. Our financial condition and operating results are influenced by several seasonal and other factors, which may cause our financial condition and operating results to fluctuate on a quarterly basis, including, but not limited to, the timing and introduction of new products by our suppliers and competitors, promotions and subsidies by network operators, technical and certification delays by industry bodies as well as the operators, purchasing patterns of customers, and the timing of holidays and other events affecting consumer demand.

On May 30, 2006, our Board of Directors approved a two-for-one stock split of our outstanding common stock.  The stock split was accomplished through a 100% stock dividend, providing our stockholders with one additional share of common stock for every one share held as of the record date.  The split was paid on June 19, 2006 to stockholders of record as of June 9, 2006.  Immediately following the stock split, our outstanding shares of common stock increased from 6,948,034 shares to 13,896,068 shares of common stock.

Areas of Management Focus and Performance Indicators

We focus on the needs of our customers, developing and maintaining close relationships with manufacturers, expanding in and entering into new markets, and sourcing new and innovative products, while maintaining close attention to operational efficiencies and costs. We are striving to increase shipping volumes and improve efficiencies to enable higher levels of profitability and earnings growth.

Performance indicators that are key for the monitoring and management of our business include operating and net income, cost of sales and gross profit percentage, operating expenses as a percent of net sales, and overall net sales growth. We make extensive use of our customized information system to closely monitor all aspects of our business, including customer relationship management, intelligent purchasing, inventory control and flow, line item margin control for orders, and weighted-average cost and statistical data for products, customers and suppliers.

Management spends a significant amount of time traveling with the purpose of spending time with key customers, suppliers and employees. We believe that these relationships are vital to our success, and we will continue to dedicate a significant amount of time to this area.

Industry Trends and Risks

According to an August 2006 report by JP Morgan Chase & Co, overall worldwide wireless handset sales are forecasted to increase by 20% in 2006 and 14% in 2007. However, a rapid decline in wireless handset sales growth could negatively impact our net sales.

Excess supply conditions could reduce the market prices of wireless handsets and the related products we sell and thereby affect our ability to generate net sales and gross profit at historical levels, as well as affect the value of our inventory. Conversely, should manufacturers be unable to respond to an unanticipated increase in demand of wireless handsets and related products on a timely basis, we, along with others in our industry, could experience supply constraints that would affect our ability to deliver products.

We are unable to quantify the potential effects of these trends and risks on our business, as it is difficult to predict future supply conditions and demand patterns which may affect our ability to meet customer demand for wireless handsets and related products at acceptable gross profits.

Company Specific Trends and Risks

Our strategy incorporates overall market growth elements for each aspect of our business, which we hope will result in continued growth. In the quarter ended June 30, 2006, our net sales increased by 79%, and wireless handset units sold increased by 169%, compared with the quarter ended June 30, 2005. Although we have incorporated growth into our strategy, there can be no assurances that these trends will continue.

During the quarter ended June 30, 2006, we experienced significant growth in our South American and Central American regions.  These regions accounted for 94% of net sales for the second quarter of 2006, compared to 65% for the second quarter of 2005. This increase was primarily the result of our increased sales and marketing efforts in both of those regions, as well as the general increase in wireless handsets sold in those regions in the recent past. By contrast, U.S. regional net sales decreased to 6% of our net sales for the quarter ended June 30, 2006, from 35% of net sales for the quarter ended June 30, 2005, due to the factors discussed below.

	Three Months Ended June 30,
	2006	2005
	(Dollar amounts in thousands) (unaudited)
Net sales	$58,280	$32,528
Increase over prior year	79%	84%

Results of Operations:

Three Months Ended June 30, 2006 and 2005

For the quarter ended June 30, 2006, we had income from continuing operations of $126,000, or $0.01 per diluted share, on net sales of $58.3 million, which is a decrease of 70% from the quarter ended June 30, 2005. This decrease resulted from a non-cash expense of $1.2 million relating to stock option grants approved by our stockholders in the second quarter of 2006. Our net sales increase of 79% for the second quarter of 2006 compared to the same period of 2005, was primarily attributable to a 169% increase in wireless handset volume, partially offset by a 36% decrease in average selling price per unit sold. The geographic mix of net sales shifted significantly in the first two quarters of 2006 as sales in South America and Central America increased substantially.  These two regions represented 94% (53% for South America and 41% for Central America) of net sales in the quarter ended June 30, 2006, compared to 65% (51% for South America and 14% for Central America) in the quarter ended June 30, 2005. This increase was primarily the result of our increased sales and marketing efforts in both of those regions, as well as the general increase in wireless handsets sold in those regions in the recent past. Sales in the United States made up the remainder of our sales in the quarter ended June 30, 2006, declining 71% to $3.2 million, or 6% of net sales, compared to the same period in 2005. The decrease in our U.S. sales resulted from increased competition and product introduction delays from our primary vendors, as well as longer than expected certification processes which are required by our carrier customers prior to their purchase of our products. In addition, our interest expense increased 95% for the quarter ended June 30, 2006 to $119,000 from $61,000 in the same quarter last year, which negatively impacted our income from continuing operations.  The increase in interest expense primarily resulted from our net sales growth and the debt used to fund such growth, and increased cost of capital.

	Three Months ended June 30,		Increase
	2006	2005	(Decrease)
	(Dollar amounts in thousands, except per share amounts) (unaudited)
Net sales	$58,280	$32,528	79%
Gross profit	4,332	2,657	63%
Income from continuing operations	126	419	(70)%

Diluted earnings per share from continuing operations	$0.01	$0.04	(80)%

Net sales by geographic region.

	Three Months ended June 30,
	2006	2005
	(Dollar amounts in thousands) (unaudited)
United States	$3,242	$11,284
Central America	23,985	4,651
South America	31,053	16,593
Total	$58,280	$32,528

Cost of Sales, Gross Profit and Gross Margin

For the quarter ended June 30, 2006, cost of sales was $53.9 million, or 92.6% of net sales, compared with $29.9 million, or 91.8% of net sales, for the quarter ended June 30, 2005. The increase in our cost of sales was a direct result of the increased wireless handset sales during the quarter ended June 30, 2006, compared to the same quarter in 2005. The decrease in gross margin was primarily the result of the change of product and regional mix of our sales, including higher sales in Latin America, as different products and different regions can have varying margins.

For the quarter ended June 30, 2006, our gross profit increased to $4.3 million from $2.7 million, compared with the same quarter last year, an increase of 63%. This increase in gross profit was primarily the result of increased wireless handset sales levels, partially offset by the decrease in gross margin.

	Three Months Ended June 30,
	2006	2005
	(Dollar amounts in thousands) (unaudited)
Cost of sales	$53,948	$29,871
Gross margin	7.4%	8.2%
Gross profit	$4,332	$2,657

Operating Expenses and Operating Income from Continuing Operations

For the quarter ended June 30, 2006, operating expenses were $4.0 million, an increase of 103%, compared with the same quarter last year. As a percentage of net sales, operating expenses were 6.9% in the quarter ended June 30, 2006, compared with 6.1% in the same quarter last year.  Pursuant to SFAS 123R, during the quarter ended June 30, 2006, we incurred $1.2 million, or 2.0% of net sales, of non-cash expense relating to stock option grants approved by our stockholders in the second quarter of 2006, compared to no such expense in the same quarter of last year. Excluding the non-cash expense related to SFAS 123R,proforma operating expenses as a percentage of net sales decreased significantly.  This decrease was primarily as a result of operational efficiencies achieved related to our sales in Latin America.

For the quarter ended June 30, 2006, our operating income from continuing operations was $312,000 (including the non-cash expense of $1.2 million relating to stock option grants approved by our stockholders in the second quarter of 2006) compared with $676,000 for the quarter ended June 30, 2005, a decrease of 54%. As a percentage of net sales, operating income from continuing operations was 0.5% for the quarter ended June 30, 2006, compared to 2.1% for the quarter ended June 30, 2005. The decrease in operating income from continuing operations as a percentage of net sales for the quarter ended June 30, 2006 was a result of the non-cash expense related to SFAS 123R and the decrease in gross margin. The actual dollar increase in operating income from continuing operations (excluding the non-cash stock option expense related to SFAS 123R) was due to increased net sales and the operating efficiencies achieved related to sales in Latin America.

Operating Expenses

	Three Months Ended June 30,
	2006	2005
	(Dollar amounts in thousands) (unaudited)
Operating expenses	$4,020	$1,981
Percentage of net sales	6.9%	6.1%

Operating Income from Continuing Operations

	Three Months Ended June 30,
	2006	2005
	(Dollar amounts in thousands) (unaudited)
Operating income from continuing Operations	$312	$676
Percentage of net sales	0.5%	2.1%

Other Income (Expense)

During the quarter ended June 30, 2006, we incurred $119,000 of interest expense, an increase of 95% compared to the same period last year.  This increase was primarily related to increased borrowing to fund our increased purchases of wireless handsets as well as the increased levels of inventory we were required to maintain to support the 79% increase in our net sales, during the second quarter of 2006, compared to the same period of 2005.

Other Income

	Three Months Ended June 30,
	2006	2005
	(Dollar amounts in thousands) (unaudited)
Other Income (expense) total	$(119)	$(61)

Net Income

During the quarter ended June 30, 2006, our net income was $127,000, a decrease of 69% compared to the same period last year.  This decrease was primarily related to our non-cash expense related to stock options under SFAS 123R.  See below for a discussion of our net income as adjusted for the effects of SFAS 123R on our results for the three months ended June 30, 2006.

Reconciliation of Non-GAAP Financial Measures to the Corresponding GAAP Financial Measures for the Three Months ended June 30, 2006 (unaudited)

The following are selected results including and excluding the impact of SFAS 123R:

Three Months Ended June 30, 2006	Actual	Adjustment		Non-GAAP Pro-forma
Operating expenses	$4,019,995	$(1,190,621)		$2,829,374

Operating income from continuing operations	$311,661	$1,190,621	(a)	$1,502,282

Net income	$127,360	$1,190,621	(a)	$1,317,981
Diluted earnings per share	$0.01	$0.07		$0.08

(a)          Non-cash stock-option compensation charges under SFAS 123R recorded in the second quarter of 2006.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which requires the cost relating to share-based payment transactions in which an entity exchanges its equity instruments for goods or services from either employees or non-employees to be recognized in the consolidated financial statements as the goods or services are rendered.  The cost is measured at the fair value of the equity instrument issued as it vests.  The Company is no longer permitted to follow the intrinsic value accounting method under previous accounting guidance, which previously resulted in no expense for stock options for which the exercise price was equal to the fair value of the underlying stock on the date of grant.

The Company believes that excluding the incremental impact of SFAS 123R from net income provides meaningful supplemental information regarding its financial results for the three and six months ended June 30, 2006 as compared to the same period in 2005 since the Company’s consolidated financial statements issued prior to January 1, 2006 did not change as a result of adopting SFAS 123R.  The Company also believes that this financial information is useful in assessing the Company’s historical performance and year-over-year growth and when planning, forecasting and analyzing future periods.  The incremental impact of SFAS 123R during the three and six months ended June 30, 2006 represents the stock option expense related to stock options issued prior to the adoption of SFAS 123R and vested during the three and six months ended June 30, 2006 and the impact of estimating forfeitures related to nonvested shares.

Six Months Ended June 30, 2006 and 2005

For the six months ended June 30, 2006, we had income from continuing operations of $1.3 million, or $0.08 per diluted share (including a non-cash expense pursuant to SFAS 123R of $1.2 million relating to stock option grants approved by our stockholders in the second quarter of 2006, in addition to non-cash income of $399,000 related to change in fair value of derivative liability under SFAS 133), on net sales of $112.4 million. This is an increase of 76%, compared to the six months ended June 30, 2005. Our net sales increase of 99% for the six months ended June 30, 2006 compared to the same period of 2005 was primarily attributable to a 202% increase in wireless handset volume, partially offset by a 34% decrease in average selling price per unit sold.  During the six months ended June 30, 2006, the geographic mix of net sales shifted significantly as sales in South America and Central America increased substantially. These two regions represented 96% (57% for South America and 39% for Central America) of net sales for the six months ended June 30, 2006, compared to 53%  (34% for South America and 19% for Central America) for the six months ended June 30, 2005. This increase was primarily the result of our increased sales and marketing efforts in both of those regions, as well as the general increase in wireless handsets sold in those regions in the recent past. Sales in the United States made up the remainder of our sales for the six months ended June 30, 2006, declining 81% to $5.0 million, or 4% of net sales, compared to the same period in 2005. The decrease in our U.S. sales resulted from increased competition and product introduction delays from our primary vendors as well as longer than expected certification processes. In addition, our interest expense increased 133% for the six months ended June 30, 2006 to $200,000 from $86,000 in the same period last year, which negatively impacted our income from continuing operations. The increase in interest expense resulted from our net sales growth and the debt used to fund such growth, and the increased cost of capital.

	Six Months Ended June 30,
	2006	2005	Increase
	(Dollar amounts in thousands, except per share amounts) (unaudited)
Net sales	$112,407	$56,552	99%
Gross profit	8,512	4,788	78%
Income from continuing operations	1,301	740	76%

Diluted earnings per share from continuing operations	$0.08	$0.05	60%

Net sales by geographic region.

	Six Months Ended June 30,
	2006	2005
	(Dollar amounts in thousands) (unaudited)
United States	$4,963	$26,625
Central America	43,360	10,803
South America	64,084	19,124
Total	$112,407	$56,552

Cost of Sales, Gross Profit and Gross Margin

For the six months ended June 30, 2006, cost of sales was $103.9 million, or 92.4% of net sales, compared with $51.8 million, or 91.5% of net sales, for the six months ended June 30, 2005. The increase in our cost of sales was a direct result of the increased wireless handset sales volume during the six months ended June 30, 2006, compared to the same period in 2005.  The decrease in gross margin was primarily the result of the change of product and regional mix of our sales, including higher sales in Latin America, as different products and different regions can have varying margins.

For the six months ended June 30, 2006, our gross profit increased to $8.5 million from $4.8 million,  compared with the same period last year, an increase of 78%. The increase in gross profit was primarily the result of increased wireless handset sales levels, partially offset by the decrease in gross margin.

	Six Months Ended June 30,
	2006	2005
	(Dollar amounts in thousands) (unaudited)
Cost of sales	$103,895	$51,764
Gross margin	7.6%	8.5%
Gross profit	$8,512	$4,788

Operating Expenses and Operating Income from Continuing Operations

For the six months ended June 30, 2006, operating expenses were $7.1 million, an increase of 101%, compared with the six months ended June 30, 2005. As a percentage of net sales, operating expenses were 6.3% in each of the six months ended June 30, 2006 and 2005. However, pursuant to SFAS 123R, during the six months ended June 30, 2006, we incurred $1.2 million, or 1.1% of net sales, of non-cash expense relating to stock option grants approved by our stockholders in the second quarter of 2006, compared to no such expense in the same period of last year. Excluding the non-cash expense related to SFAS 123R, non-GAAP operating expenses as a percentage of net sales decreased significantly as a result of operational efficiencies achieved.  See non-GAAP reconciliation below.

For the six months ended June 30, 2006, our operating income from continuing operations was $1.4 million (including a non-cash expense of $1.2 million relating to stock option grants approved by our stockholders in the second quarter of 2006), compared with $1.2 million for the six months ended June 30, 2005. As a percentage of net sales, operating income from continuing operations was 1.2% for the six months ended June 30, 2006, as compared to 2.2% for the six months ended June 30, 2005.   The decrease in operating income from continuing operations as a percentage of net sales for the six months ended June 30, 2006 was a result of the non-cash expense related to SFAS 123R and the decrease in gross margin. The actual dollar increase in operating income from continuing operations was due to increased net sales and the other items discussed above.

Operating Expenses

	Six Months Ended June 30,
	2006	2005
	(Dollar amounts in thousands) (unaudited)
Operating expenses	$7,116	$3,548
Percentage of net sales	6.3%	6.3%

Operating Income from Continuing Operations

	Six Months Ended June 30,
	2006	2005
	(Dollar amounts in thousands) (unaudited)
Operating income from continuing operations	$1,395	$1,240
Percentage of net sales	1.2%	2.2%

Other Income (expense)

During the six months ended June 30, 2006, we had income from a non-cash change in fair value of derivative liability relating to the January 2006 financing-related warrants of $399,000. This derivative liability related to the warrants was classified as equity as of February 17, 2006 in accordance with SFAS 133, the date on which the registration statement registering the common stock underlying the warrants was declared effective by the SEC. As the warrants have been classified as equity, we will no longer need to “mark to market” the change in fair value of such warrants.

	Six Months Ended June 30,
	2006	2005
	(Dollar amounts in thousands) (unaudited)
Change in fair value of derivative liability	$399	$
Interest expense	(200)	(86)
Other Income (expense) total	$199	$(86)

Net Income

During the six months ended June 30, 2006, our net income was $1.3 million, an increase of 80.0% compared to the same period last year. This increase primarily resulted from our increased net sales.  See below for a discussion of our net income adjusted for the effects of SFAS 123R and SFAS 133 on our results for the six months ended June 30, 2006.

Reconciliation of Non-GAAP Financial Measures to the Corresponding GAAP Financial Measures for the Six Months ended June 30, 2006 (unaudited)

The following are selected results including and excluding the impact of SFAS 123R and SFAS 133:

Six Months Ended June 30, 2006	Actual	Adjustment		Non-GAAP Pro-forma
Operating expenses	$7,116,095	$(1,243,064)	(a)	$5,873,031

Operating income from continuing operations	$1,395,426	$1,243,064	(a)	$2,638,490

		$1,243,064	(a)
		$(399,009)	(b)
Net income	$1,300,686	$844,055		$2,144,741
Diluted earnings per share	$0.08	$0.06		$0.14

(a)          Non-cash stock-option compensation charges under SFAS 123R recorded in the six months ended June 30, 2006.

(b)         Non-cash change in fair value of derivative liability under SFAS 133 recorded in the six months ended June 30, 2006. This derivative liability was reclassified to equity on February 17, 2006.

See above discussion of the impact of SFAS 123R on the Company’s net income.

In June 1998, FASB issued SFAS No. 133, which established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize certain derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

The Company believes that excluding the incremental impact of SFAS 133 from net income provides meaningful supplemental information regarding its financial results for the six months ended June 30, 2006 as compared to the same period in 2005 since the Company’s consolidated financial statements issued prior to January 1, 2006 were not impacted by adopting SFAS 133. The Company also believes that this financial information is useful in assessing the Company’s historical performance and year-over-year growth and when planning, forecasting and analyzing future periods. The incremental impact of SFAS 133 during the six months ended June 30, 2006 represents the change in fair value of the derivative liability (for the January 2006 financing related warrants). The warrants were marked to market as of February 17, 2006 and thereafter classified as equity.

In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

In January 2006, the Company sold shares of common stock warrants to purchase common stock. The Company evaluated the warrants in the transaction as derivative liabilities in accordance with SFAS No. 133 until the date that the Company’s registration statement registering the shares of common stock underlying such warrants was declared effective on February 17, 2006, after which such warrants were classified as equity. The change in the fair value of the warrants, determined under the Black- Scholes option pricing formula from the initial transaction date to the effectiveness date  of the registration statement is recorded as an adjustment to the liability. The income relating to the change in the fair value of the Company’s stock reflected in the change in the fair value of the warrants is included as other income (expense). As the warrants have been classified as equity, the Company will no longer need to “mark to market” the change in fair value of such warrants. See Note 10 of the notes to our unaudited consolidated financial statements for the quarter ended June 30, 2006.

Financial Condition, Liquidity and Capital Resources

At June 30, 2006, we had $24.7 million in cash. In January 2006, we raised $14.4 million gross proceeds from the sale of our common stock and related warrants for our common stock. We believe that our existing cash resources, together with our projected cash flow from operations and the net proceeds from our bank line of credit, will be sufficient to allow us to implement our strategy and growth plan.

During the six months ended June 30, 2006, in addition to capital raised from the sale of our common stock and related warrants for our common stock, we continued to leverage our bank and vendor lines of credit to help fund our growth. The net cash used by operating activities was $7.1 million for the six months ended June 30, 2006, which resulted primarily from increased accounts receivable and increased inventory levels. The $17.7 million increase in accounts receivable during the six months ended June 30, 2006 was due to increased sales and increased net payment terms (see below) to certain regions during that period. The $2.3 million increase in inventory and $1.5 million increase in prepaid inventory during the six months ended June 30, 2006 was due to higher sales levels and buying opportunities which were available to us at June 30, 2006. Allowance for doubtful accounts at June 30, 2006 increased to $830,000, compared to $553,000 at December 31, 2005. This increase was related to our increased sales levels and increased accounts receivable balance during the six months ended June 30, 2006. We believe that at June 30, 2006, our reserve for doubtful accounts was adequate. Our increase in accounts payable of $10.6 million and accrued expenses of $1.3 million at June 30, 2006 compared to December 31, 2005 was an offset to the cash used for increased accounts receivable and inventory.

Days of sales outstanding (the average number of days it takes to collect revenue after a sale is made) at June 30, 2006 were 63 days, compared with 74 days at December 31, 2005. Normal payment terms require our customers to pay on a net 30-day or net 60-day basis depending on the region. We are constantly working with our customers to reduce our days of sales outstanding. The extension of net 60-day terms was required to remain competitive in several of the regions we currently operate, most notably Latin America.

The net cash used in investing activities was $259,000 for the six months ended June 30, 2006, compared with $114,000 for the six months ended June 30, 2005. This use of cash is primarily the result of expenditures for new furniture and fixtures related to our facility in Mexico and its office, technical assembly and warehouse space, as well as the technical tools and equipment necessary for the customization process of wireless handsets.

The net cash provided by financing activities for the six months ended June 30, 2006 of $24.3 million was primarily the result of the January 2006 sale of 2.2 million shares of our common stock and 717,200 warrants for our common stock for net proceeds of $13.4 million, we also received approximately $1.0 million for exercise of employee stock options in addition to borrowings on our bank line of credit.

Our net working capital at June 30, 2006 was $33.7 million, compared with $17.0 million at December 31, 2005. This increase was primarily due to our January 2006 sale of common stock and related warrants for our common stock and net income for the six months ended June 30, 2006.

Borrowings

We have a fully collateralized line of credit with Wells Fargo HSBC Trade Bank N.A. that allows us to borrow up to a maximum of $25 million. This line of credit has a maturity date of October 1, 2006. Although we cannot assure that this line of credit will be extended or renewed, we believe that we can obtain an extension or renewal of this line of credit or similar facility on reasonable terms. Under this line of credit, our advances cannot exceed 80% of eligible domestic accounts receivable or 85% of eligible foreign-insured accounts receivable.

Interest is payable on a monthly basis (i) at Wells Fargo’s prime (8.25% at June 30, 2006) or (ii) at the one-month LIBOR (5.33% at June 30, 2006) plus 1.50%. The interest rate is floating at Wells Fargo’s prime rate or is at LIBOR plus 1.5% if the debt is a fixed amount draw down. The line of credit is collateralized by substantially all of our assets, and expires in October 2006. In addition to reporting and other non-financial covenants, the line of credit contains certain financial covenants which require us to maintain a tangible net worth of not less than $12,500,000, a quick ratio of not less than one-to-one, a debt-to-net worth ratio of not greater than two-to-one, and an annual net income after taxes of at least $1 on a rolling four quarter basis. Management believes we were in compliance with these covenants at June 30, 2006. respectively.

We have no other notes payable.

For the quarter ended June 30, 2006 and the year ended December 31, 2005, amounts advanced against our line of credit were $20.0 and $10.0 million. Our credit lines have been important parts of growing our business, and market changes affecting accounts receivable could diminish the borrowing base of available funds. At June 30, 2006 and December 31, 2005, advances were 80% and 71% of the available borrowing base.

Subsequent Events

On August 3, 2006, our common stock commenced trading on The NASDAQ Stock Market’s Global Market under the ticker symbol “IFON,” and we suspended trading of our common stock on the American Stock Exchange.

Critical Accounting Policies

We believe the following critical accounting policies are important to the presentation of our financial condition and operating results, and require management’s judgments to make assumptions and estimates about the effects of matters that are inherently uncertain.

Revenue Recognition and Accrued Chargebacks

Revenues are recognized: (1) upon shipment of the products to customers, (2) when collection of the outstanding receivables is probable; and (3) when the final price of the product has been determined. A carrier has nine months from the date of activation of a wireless handset to charge back amounts previously credited to us if a customer terminates its service. We provide an allowance for estimated returns based on our experience, which estimate is recorded as a contra asset against accounts receivable. A provision for returns is provided in the same period in which the related commission revenue is recorded. Customer creditworthiness and economic conditions may change, including increasing the risk of collectibility and contract terminations, and may require additional provisions, which could negatively impact our operating results.

Allowance for Doubtful Accounts and Sales Return Reserve

Credit evaluations are undertaken for all major sale transactions before shipment is authorized. Normal payment terms require payment on a net 30 or 60 day basis depending on the customer. On an ongoing basis, we analyze the payment history of customer accounts, including recent customer purchases. We evaluate aged items in accounts receivable and provide reserves for doubtful accounts and estimated sales returns. Customer creditworthiness and economic conditions may change, including increasing the risk of collectibility and sales returns, and may require additional provisions, which could negatively impact our operating results.

Inventory Write-Off and Effect on Gross Margin

We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on historical usage rates and our estimated forecast of product demand for a period of time, generally nine months. Because of obsolescence, we will generally provide a full reserve for the costs of our inventories in excess of our relevant demand forecast for the applicable period. We attempt to control our inventory levels so that we limit inventories in excess of demand for the succeeding nine months. However, because we need to place non-cancelable orders with significant lead time and because it is difficult to estimate product demand, we sometimes build inventories in excess of demand for the applicable future periods. If this occurs, we provide a reserve, which may have a negative impact on our reported results of operations and financial condition.

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

Interest Rate

We are exposed to market risk from changes in interest rates on our outstanding revolving line of credit. At June 30, 2006, we had $20.0 million outstanding, which could be affected by changes in short-term interest rates. The interest rate for our revolving line of credit is (i) Wells Fargo’s prime rate (8.25% at June 30, 2006) or LIBOR plus 1.50% (5.33% at June 30, 2006). For every 1% increase in Wells Fargo’s prime rate or one-month LIBOR, our interest expense increases by $200,000 assuming $20.0 million remained outstanding for the entire year.

The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments. The analysis does not consider the effect interest rate movement may have on other variables relating to our business, including changes in sales volumes that could be indirectly attributed to changes in interest rates. The actions that we would take in response to such a change are also not considered. If it were possible to quantify this impact, the results could differ from the sensitivity effects shown above.

Market Risk

Substantial portions of our revenue and expenses are transacted in markets outside the United States; however, all sales transactions and accounts receivable are denominated in U.S. dollars. As a result of our international sales, our future operating results could be adversely affected by a variety of factors, including changes in specific countries’ political, economic or regulatory conditions, and trade protection measures. Our market risk management includes an accounts receivable insurance policy for both our domestic and foreign sales. However, there can be no assurance that our insurance policy will substantially offset the impact of fluctuations in currency exchange rates, political, economic or regulatory conditions on its results of operations and financial position. Foreign currency fluctuations did not have a material impact on our financial results during the six months ended June 30, 2006.

Item 4. Controls and Procedures

Disclosure Controls

Pursuant to Rule 13a-15(e) and 15d-15(e) under the Exchange Act, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and President and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the report.

Changes in Internal Control Over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2006, that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, no such change occurred during such period.

The Company is not an “accelerated filer”(i.e. the Company’s public float is below $75 million) for the fiscal year 2006; hence, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not be applicable to the Company until the fiscal year ended December 31, 2007. Not withstanding the fact that these internal control requirements are not applicable to the Company at this time, starting in the second quarter of 2006, the Company has been reviewing its internal control procedures and it has retained an outside firm to assist in this process.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Securities Class Actions

Between June 13, 2006 and July 14, 2006, seven securities class actions were filed in the United States District Court for the Southern District of California against us and certain of our officers and directors. The longest class period alleged in these seven cases is from May 8, 2006 to June 12, 2006. Each of these substantially similar lawsuits allege that the defendants violated Sections 10(b), 20(a) and/or 20A of the Exchange Act, as well as the associated Rule 10b-5, in connection with our restatement announced on June 12, 2006. In these seven lawsuits, plaintiffs seek declarations that each action is a proper class action, unspecified damages, interest, attorneys’ fees and other costs, equitable/injunctive relief, and/or such other relief as is just and proper. When required to respond to a consolidated complaint, the defendants anticipate filing a motion to dismiss on the grounds that the plaintiffs have failed to adequately plead violations of the securities laws.

Derivative Lawsuits

On June 27, 2006, a derivative lawsuit was filed in the United States District Court for the Southern District of California, purportedly on behalf of the Company against certain of our officers and directors, and the Company as a nominal defendant, by Caridad Miller. This lawsuit asserts claims for breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, violation of California Corporations Code Section 25402, violation of Section 304 of the Sarbanes-Oxley Act, and violation of Section 14(a) of the Exchange Act. Plaintiff seeks unspecified damages, a declaration of liability under the Sarbanes-Oxley Act of 2002 and reimbursement, a declaration regarding Section 14(a) of the Exchange Act, restitution, disgorgement, modification of certain corporate governance and internal procedures, extraordinary equitable and/or injunctive relief, costs, and such other relief as is just and proper.

On July 12, 2006, a derivative lawsuit was filed in the California Superior Court, in the County of San Diego, by Peter J. Cunningham, purportedly on behalf of the Company against certain officers and directors of the Company, and the Company as a nominal defendant. This lawsuit asserts claims for breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violation of California Corporations Code Section 25402 in connection with the Company’s restatement. Plaintiff seeks unspecified damages, extraordinary equitable and/or injunctive relief, restitution, disgorgement, costs, and such other relief as is just and proper.

On July 28, 2006, a derivative lawsuit was filed in the United States District Court for the Southern District of California by Peter J. Cunningham, purportedly on behalf of the Company against certain of our officers and directors, and the Company as a nominal defendant. This lawsuit asserts claims for breaches of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and violation of California Corporations Code Section 25402. Plaintiff seeks unspecified damages, extraordinary equitable and/or injunctive relief, disgorgement, costs, and such other relief as is just and proper.

When required to respond to these derivative lawsuits, the defendants anticipate filing a motion to dismiss on the ground, among others, that the plaintiff has failed to make a demand on the Company’s board of directors.

While the above lawsuits are in their early stages, at this time we do not believe they will have a material adverse effect on our financial condition.

We may become involved in certain other legal proceedings and claims which arise in the normal course of business. Other than as described above, as of June 30, 2006, we did not have any significant litigation outstanding.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or operating results. The risk factors and uncertainties described in our Annual Report on Form 10-K are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or operating results. Except as set forth below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K during the period covered by this report.

We buy a significant amount of our products from a limited number of suppliers, who may not provide us with competitive products at reasonable prices when we need them in the future.

We purchase wireless handsets and accessories principally from wireless communications equipment manufacturers and distributors. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing and other terms, as well as depending on our suppliers’ abilities and financial stability. For the quarter ended June 30, 2006, two suppliers accounted for 54% and 22% respectively of our total cost of sales. We currently have one exclusive and several non-exclusive agreements with our principal suppliers, which can be terminated on short notice and provide for certain territorial restrictions. Our suppliers may not offer us competitive products on favorable terms or with timely delivery. In addition new products from other manufacturers could impact the demand for products from manufacturers we represent. From time to time, we have been unable to obtain sufficient product supplies. Any failure or delay by our suppliers, particularly our three primary vendors, in supplying us with products on favorable terms may severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if these suppliers are unable to fulfill our product needs, or if any principal supplier imposes substantial price increases and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations.

The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers will have a negative impact upon our revenues and could cause our stock price to decline.

Our five largest customers in the quarter ended June 30, 2006 represented 20%, 18%, 14%, 12% and 12% of our net sales. These customers are carriers in Central and South America. The markets we serve are subject to significant price competition. Additionally, our customers are not contractually obligated to purchase products from us. For these and other reasons, such as competitive pricing and competitive pressures, customers may seek to obtain products or services from us at lower prices than we have been able to obtain from these customers in the past. This could occur, for example, in the case of a customer purchasing large quantities of a product from us, who then terminates this relationship because the customer can obtain a lower price by buying directly from the manufacturer or other supplier. The loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity. In addition, we have experienced losses of certain customers through industry consolidation and in the ordinary course of business. There can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.

Approximately 94% of our revenues during the quarter ended June 30, 2006 were generated outside of the United States in countries that may have volatile currencies or other risks.

We engage in significant sales activities in territories and countries outside of the United States, particularly Latin American countries, including Argentina. All our sales transactions are completed in U.S. dollars. The fact that we distribute products into a number of territories and countries exposes us to, among other things, increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater and more unpredictable inflationary pressures, and shipping delays. Changes may occur in social, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the territories and countries where we currently distribute products. United States laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could have material adverse effects on our business and operations. Although we purchase and sell products and services in U.S. dollars and do not engage in exchange swaps, futures or options contracts or other hedging techniques, fluctuations in currency exchange rates could reduce demand for products sold in U.S. dollars. We cannot predict the effect that future exchange rate fluctuations will have on our operating results. We may in the future engage in currency hedging transactions, which could result in our incurring significant additional financial risks, including losses.

We have outstanding indebtedness, which is secured by substantially all our assets and could prevent us from borrowing additional funds, if needed.

We had outstanding debt in the amount of $20.0 million and $10.0 million at June 30, 2006 and December 31, 2005 in the form of a bank line of credit of up to $25 million based on a borrowing base, which is based on a percentage of eligible accounts receivable. Any significant decrease in our level of eligible accounts receivable will reduce our ability to borrow additional funds to adequately finance our operations and expansion strategies. If we violate our loan covenants, default on our obligations or become subject to a change of control, our indebtedness would become immediately due and payable. The terms of our credit facility restrict us from incurring additional indebtedness, which could limit our ability to expand our operations. We are also subject to negative covenants that, among other things, limit our ability to sell certain assets and make certain payments, including but not limited to, dividends, repurchases of common stock and other payments outside the normal course of business, as well as prohibiting us from merging or consolidating with another corporation or selling all or substantially all of our assets.

Stockholders have been and may be diluted as a result of past or future offerings or other financings or equity grants.

We may in the future raise additional capital through one or more public offerings, private placements or other financings involving our securities or make stock option or other equity grants. As a result of these financings or grants, ownership interests in us may be diluted, potentially substantially.

In January 2006, we sold an aggregate 2,200,000 shares of our common stock at $6.55 per share, for total gross proceeds of $14,410,000. The purchasers were also issued warrants to purchase an aggregate of 660,000 shares of our common stock at an exercise price of $9.19 per share during the period beginning six months after the date of the purchase agreement and ending four years later. As part of the sale, we also issued three-year term warrants to purchase a total of 57,200 shares to placement agents with varying exercise prices (44,000 shares at $6.88 per share and 13,200 at $9.65 per share).

Additionally, in April and June 2006, we granted stock options to purchase an aggregate of 32,000 and 50,000 of its common stock to certain employees. These options have exercise prices of $5.33 and $15.17 per share and expire five years from the date of grant. Also in June 2006, our stockholders approved previously granted options to purchase an aggregate of 180,000 of our common stock to certain non-employee directors. These options have exercise prices of $1.65 and $8.12 per share and expire five and three years, respectively, from the date of grant. As a result of these issuances and grants, ownership interests in us have been, and may be in the future further, diluted.

Class action and derivative lawsuits have been filed against us, our board of directors and certain of our officers, and other lawsuits may be instituted against us from time to time.

We are currently, and from time to time in the future may become, subject to claims and litigation, which could be expensive, lengthy, and disruptive to our normal business operations. In addition, the outcome of any claims or litigation may be difficult to predict and could have a material adverse effect on our business, operating results or financial condition. For further information regarding certain claims and litigation in which we are currently involved, see “Part II — Item 1. Legal Proceedings” above.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults on Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

On June 12, 2006, we held our 2006 Annual Meeting of Stockholders. At that meeting, our stockholders took the following actions on the following proposals by the vote of shares indicated as adjusted for the subsequent June 19, 2006 split:

(a)           The election of the following directors to serve on our Board of Directors, each director to serve until the next annual meeting of stockholders or until their respective successor is elected and qualified:

Name	Votes Cast For	Votes Against	Votes Withheld
Joseph Ram	11,556,114	—	271,782
Abraham G. Rosler	11,556,114	—	283,382
Randall P. Marx	11,556,114	—	283,382
Robert S. Picow	11,556,114	—	283,382
Kirk A. Waldron	11,544,484	—	283,412

(b)           The ratification of the employment of Singer Lewak Greenbaum & Goldstein LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006:

Votes Cast For	Votes Cast Against	Abstained
11,779,938	34,158	13,800

(c)           The approval of the InfoSonics Corporation 2006 Equity Incentive Plan, which provides for, among other things, the authority to issue up to 1,000,000 shares of our common stock through various forms of equity grants:

Votes Cast For	Votes Cast Against	Abstained	Broker non- votes
7,515,718	566,894	13,150	3,732,134

(d)           The approval of stock options granted by the Board of Directors to non-employee members of our Board of Directors during 2005 as described below:

	Subject to Options	Date Granted	Exercise Price	Expiration Date

Randall P. Marx	30,000	01/21/05	$1.65	01/21/10
	30,000	12/30/05	$8.12	12/30/08

Robert S. Picow	30,000	01/21/05	$1.65	01/21/10
	30,000	12/30/05	$8.12	12/30/08

Kirk A. Waldron	30,000	01/21/05	$1.65	01/21/10
	30,000	12/30/05	$8.12	12/30/08

Votes Cast For	Votes Cast Against	Abstained	Broker non- votes
7,508,202	578,510	9,050	3,732,134

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
10.1	InfoSonics Corporation 2006 Equity Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement filed by the Company on April 28, 2006)
10.2

Form of Stock Option Grant Notice/Stock Option Agreement under the InfoSonics Corporation 2006 Equity Incentive Plan (incorporated by reference to a current report on Form 8-K filed by the Company on June 12, 2006)

10.3	Form of Amended and Restated Stock Option Agreement (Non-Employee Directors’ Option (incorporated by reference to a current report on Form 8-K filed by the Company on June 12, 2006)
10.4	Form of Amendment No. 1 to Common Stock Purchase Warrant (incorporated by reference to a current report on Form 8-K filed by the Company on June 12, 2006)
10.5	Employment Letter Agreement between the Company and Timmy Monico, dated May 2, 2006 (*)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (*)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (*)

(*) Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfoSonics Corporation

Date:	August 14, 2006	By:	/s/ Joseph Ram
Joseph Ram
Chief Executive Officer

Date:	August 14, 2006	By:	/s/ Jeffrey Klausner
Jeffrey Klausner
Chief Financial Officer