Form 10-K/A
period 2005-12-31
INFOSONICS CORP
filed 2006-09-15
CIK 1274032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

FORM 10-K/A

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

InfoSonics Corporation
Form 10-K for the Year Ended December 31, 2005

2

Explanatory Note

InfoSonics Corporation (the “Company”), in accordance with Rule 12b-15 of the Securities Exchange Act of 1934, hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “2005 Form 10-K”) to revise Parts II and IV (i.e., items 8 and 15) by including a revised Report of Independent Registered Public Accounting Firm (the “Report”) that references the Public Company Accounting Oversight Board rather than GAAS. Other than for the revised Report, the financial statements and accompanying notes included herewith are unchanged from those previously filed with the Securities and Exchange Commission as part of our 2005 Form 10-K filed on March 31, 2006. Therefore, such financial statements do not reflect the Company’s two-for-one stock split in the nature of a stock dividend that was paid on June 19, 2006.

No other changes have been made to the Company’s 2005 Form 10-K other than revisions to include updated certifications filed as Exhibits 31.1, 31.2, 32.1, and 32.2 and the signature page.

3

Part II

Item 8.   Financial Statements and Supplementary Data.

The information required by this item is included below in “Item 15 Exhibits, Financial Statements and Financial Statement Schedules.”

4

PART IV

Item 15.                   Exhibits, Financial Statement Schedules.

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules

See Item 8. Financial Statements and Supplementary Data beginning on page F-1.

(a)(3) Exhibits.

EXHIBIT INDEX

Number	Description
3.1	Articles Of Incorporation(1)
3.2	Bylaws(1)
4.1	Specimen Common Stock Certificate(1)
4.2	1998 Stock Option Plan(3)
4.3	2003 Stock Option Plan, as amended(9)
4.4	Form of Stock Option Agreement—2003 Stock Option Plan—Non Employee Director (4)
4.5	Form of Stock Option Agreement—2003 Stock Option Plan—Incentive Stock Option (4)
10.1	Stock Purchase Agreement dated as of January 26, 2004 among InfoSonics, InfoSonics Mexico, Inc., Joseph Ram and Abraham Rosler concerning InfoSonics de Mexico.(1)
10.2	Securities Purchase Agreement by and among InfoSonics and the investors listed thereon dated January 30, 2005 (5)
10.3	Form of Common Stock Purchase Warrant (5)
10.4	Credit Agreement dated October 6, 2005 between InfoSonics and Wells Fargo HSBC Trade Bank, National Association (6)
10.5	First Amendment to Credit Agreement dated November 22, 2005 between InfoSonics and Wells Fargo HSBC Trade Bank, National Association (7)
10.6	Agreement for Purchase and Sale of Assets dated October 20, 2004 between The Mobile Solution Corporation and Axcess Mobile, LLC (InfoSonics’ subsidiary) (8)
10.7	Employment Agreement dated as of January 1, 2004 between InfoSonics and Joseph Ram(1)
10.8	Employment Agreement dated as of January 1, 2004 between InfoSonics and Abraham Rosler(1)
10.9	Employment Agreement dated as of January 1, 2004 between InfoSonics and Joseph Murgo(1)
10.10	Employment Agreement dated as of January 1, 2004 between InfoSonics and Jeffrey Klausner(1)
10.11	Lease Agreement effective April 1, 2004 between InfoSonics and Robert Jean Lichter and Gail F. Lichter Family Trust (2)
21	Subsidiaries of InfoSonics (9)
23	Consent of Independent Registered Public Accounting Firm (*)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange

5

Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (*)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (*)
99.1	Employee Code of Business Conduct and Ethics (9)
99.2	Code of Ethics for Chief Executive Officer, Chief Financial Officer and Controller (9)

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

(5)             Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 2, 2006.

(6)             Incorporated by reference from the Company’s Current Report on Form 8-K, filed on October 13, 2005.

(7)             Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 29, 2005.

(8)             Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 3, 2004.

(9)             Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 31, 2006.

(*)            Filed herewith

6

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 15, 2006

	By:	/s/ JOSEPH RAM
Joseph Ram,
Chief Executive Officer and President

7

INFOSONICS CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

For the years ended December 31, 2005, 2004 and 2003

F-i

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
InfoSonics Corporation and subsidiaries

We have audited the consolidated balance sheets of InfoSonics Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoSonics Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U. S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the December 31, 2003 consolidated financial statements have been restated to adjust deferred offering costs and to reflect the fair value of stock options issued for services.

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

SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
February 10, 2006

SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts—Schedule II

	Balance, beginning of year	Additions charged to operations	Deletions from Reserve	Balance, end of year
Allowance for doubtful accounts
December 31, 2005	$250,000	$1,186,823	$883,830	$552,993
December 31, 2004	359,990	704,200	814,190	250,000
December 31, 2003 (as restated*)	34,011	569,743	243,764	359,990
Reserve for inventory obsolescence
December 31, 2005	141,084	935,684	827,292	249,476
December 31, 2004	78,480	1,398,442	1,335,838	141,084
December 31, 2003 (as restated*)	$28,311	$811,721	$761,552	$78,480

*                    Refer to Note 2, Restatement of Consolidated Financial Statements.

EXHIBIT INDEX

Number	Description
3.1	Articles Of Incorporation(1)
3.2	Bylaws(1)
4.1	Specimen Common Stock Certificate(1)
4.2	1998 Stock Option Plan(3)
4.3	2003 Stock Option Plan, as amended(9)
4.4	Form of Stock Option Agreement—2003 Stock Option Plan—Non Employee Director(4)
4.5	Form of Stock Option Agreement—2003 Stock Option Plan—Incentive Stock Option(4)
10.1	Stock Purchase Agreement dated as of January 26, 2004 among InfoSonics, InfoSonics Mexico, Inc., Joseph Ram and Abraham Rosler concerning InfoSonics de Mexico.(1)
10.2	Securities Purchase Agreement by and among InfoSonics and the investors listed thereon dated January 30, 2005(5)
10.3	Form of Common Stock Purchase Warrant(5)
10.4	Credit Agreement dated October 6, 2005 between InfoSonics and Wells Fargo HSBC Trade Bank, National Association(6)
10.5	First Amendment to Credit Agreement dated November 22, 2005 between InfoSonics and Wells Fargo HSBC Trade Bank, National Association(7)
10.6	Agreement for Purchase and Sale of Assets dated October 20, 2004 between The Mobile Solution Corporation and Axcess Mobile, LLC (InfoSonics’ subsidiary)(8)
10.7	Employment Agreement dated as of January 1, 2004 between InfoSonics and Joseph Ram(1)
10.8	Employment Agreement dated as of January 1, 2004 between InfoSonics and Abraham Rosler(1)
10.9	Employment Agreement dated as of January 1, 2004 between InfoSonics and Joseph Murgo(1)
10.10	Employment Agreement dated as of January 1, 2004 between InfoSonics and Jeffrey Klausner(1)
10.11	Lease Agreement effective April 1, 2004 between InfoSonics and Robert Jean Lichter and Gail F. Lichter Family Trust(2)
21	Subsidiaries of InfoSonics(9)
23	Consent of Independent Registered Public Accounting Firm(*)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002(*)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002(*)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002(*)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002(*)
99.1	Employee Code of Business Conduct and Ethics (9)
99.2	Code of Ethics for Chief Executive Officer, Chief Financial Officer and Controller (9)

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

(5)             Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 2, 2006.

(6)             Incorporated by reference from the Company’s Current Report on Form 8-K, filed on October 13, 2005.

(7)             Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 29, 2005.

(8)             Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 3, 2004.

(9)             Incorporated by reference from the Company’s Annual Report on Form 10-K, filed March 31, 2006.

(*)            Filed herewith