Form 10-Q
period 2006-09-30
INFOSONICS CORP
filed 2006-11-14
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

Yes  ☐   No ☒

As of November 10, 2006, the Registrant had 14,120,068 shares outstanding of its $.001 par value common stock.

InfoSonics Corporation and Subsidiaries

Quarterly Report on Form 10-Q For The Period Ended September 30, 2006

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,195,030	$7,712,915
Trade accounts receivable, net of allowance for doubtful accounts of $904,552 (unaudited) and $552,993	44,527,077	19,962,630
Inventory, net of reserves of $176,798 (unaudited) and $249,476	5,178,079	5,612,343
Prepaid inventory	5,823,217	1,680,086
Prepaid expenses	350,353	231,400
Prepaid taxes	555,499	246,796
Net assets of discontinued operations	4,210	18,931
Deferred tax assets — current	552,000	550,000

Total current assets	73,185,465	36,015,101

Property and equipment, net	637,866	426,917
Intangible assets	504,000	504,000
Other assets	137,474	90,791

Total assets	$74,464,805	$37,036,809

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$20,890,100	$10,000,000
Accounts payable	15,545,038	5,986,890
Accrued expenses	1,784,271	2,983,880
Income taxes payable	95,850	—

Total current liabilities	38,315,259	18,970,770

Deferred tax liability non-current	26,000	22,207

Total liabilities	38,341,259	18,992,977

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value 10,000,000 shares authorized (no shares issued and outstanding as of applicable period end)	—	—
Common stock, $0.001 par value 40,000,000 shares authorized (14,064,068 and 11,252,844 shares issued and outstanding as of applicable period end)	14,064	11,252
Additional paid-in capital	29,527,750	13,421,311
Retained earnings	6,581,732	4,611,269

Total stockholders’ equity	36,123,546	18,043,832

Total liabilities and stockholders’ equity	$74,464,805	$37,036,809

Accompanying notes are integral part of these financial statements.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Income

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Net sales	$67,568,847	$54,237,278	$179,975,494	$110,789,125
Cost of sales	62,154,069	50,047,209	166,049,196	101,811,213

Gross profit	5,414,778	4,190,069	13,926,298	8,977,912
Operating expenses	4,439,674	2,970,160	11,555,769	6,517,853

Operating income from continuing operations	975,104	1,219,909	2,370,529	2,460,059

Other income (expense)
Change in fair value of derivative liability	—	—	399,009	—
Interest income (expense)	47,189	(147,301)	(152,368)	(233,277)

Income from continuing operations before provision for income taxes	1,022,293	1,072,608	2,617,170	2,226,782
Provision for income taxes	345,074	290,478	638,614	704,793

Income from continuing operations	677,219	782,130	1,978,556	1,521,989
Gain (loss) net of income tax expense from discontinued operations	(40)	391,563	(692)	374,479

Net income	$677,179	$1,173,693	$1,977,864	$1,896,468

Basic earnings per share
From continuing operations	$0.05	$0.07	$0.15	$0.14
From discontinued operations	$(0.00)	$0.04	$(0.00)	$0.04
Net income	$0.05	$0.11	$0.15	$0.18
Diluted earnings per share
From continuing operations	$0.04	$0.07	$0.13	$0.13
From discontinued operations	$(0.00)	$0.03	$(0.00)	$0.03
Net income	$0.04	$0.10	$0.13	$0.16

Basic weighted-average number of common shares outstanding	13,989,980	10,664,000	13,494,168	10,664,000

Diluted weighted-average number of common shares outstanding	16,278,809	11,935,340	15,828,263	11,745,586

Accompanying notes are integral part of these financial statements.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income from continuing operations	$1,977,864	$1,521,989
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities
Depreciation and amortization	108,220	59,929
Provision for bad debt	351,560	749,560
Provision for obsolete inventory	(72,679)	(1,001)
Stock option expense	1,376,512	—
Tax benefit from stock option exercises	514,402	—
Change in fair value of derivative liability	(399,009)	—
(Increase) decrease in
Trade accounts receivable	(24,916,006)	(29,384,723)
Inventory	506,943	(221,618)
Prepaid inventory	(4,143,131)	(1,317,276)
Prepaid expenses	(427,657)	174,249
Deferred tax asset current	(2,000)	(310,000)
Deferred tax asset non current	3,793	59,000
Other assets	(46,684)	(17,358)
Increase (decrease) in
Accounts payable	9,559,557	6,980,943
Accrued expenses	(1,201,019)	2,788,570
Income tax liabilities	95,851	368,880

Cash provided by (used in) continuing operations	(16,713,483)	(18,548,856)
Cash provided by (used in) discontinued operations	14,722	(156,479)

Net cash provided by (used in) operating activities	(16,698,761)	(18,705,335)

Cash flows from investing activities:

Purchase of property and equipment	(319,170)	(280,060)

Net cash provided by (used in) investing activities	(319,170)	(280,060)

Cash flows from financing activities:
Borrowings from line of credit	91,635,941	72,315,463
Payments on line of credit	(80,745,841)	(57,151,304)
Cash paid for offering costs	(1,005,582)	—
Cash received for stock	15,622,930	—

Net cash provided by (used in) financing activities	25,507,448	15,164,159

Effect of exchange rate changes on cash	(7,402)	—

Net increase (decrease) in cash and cash equivalents	8,482,115	(3,821,236)

Cash and cash equivalents, beginning of period	7,712,915	5,183,876

Cash and cash equivalents, end of period	$16,195,030	$1,362,640

Accompanying notes are integral part of these financial statements.

InfoSonics Corporation

Condensed Notes to Unaudited Consolidated Financial Statements

as of and at September 30, 2006

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

The unaudited Consolidated Balance Sheet at September 30, 2006 does not include all of the information and footnotes required by GAAP for complete financial statements. Due to seasonality of the Company’s business and other factors, the Company’s interim results may not be indicative of the condition at or the results for the full fiscal year of 2006 or at or for any other future period. The unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2006 and the unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 are not necessarily indicative of the operating results or cash flows that may be expected for the full fiscal year of 2006 or for any future period.

Share and per share amounts for all periods presented in this report (unless otherwise stated) have been adjusted to reflect the two-for-one common stock split in the form of a stock dividend effected on June 19, 2006.  See Note 10 below for additional information.

NOTE 2. Acquisition

On January 19, 2005, the Company purchased Primasel S.A., from Fanrock Investments Limited for up to 240,000 shares of the Company’s common stock, based on sales of certain levels being achieved in the next three years.  During the year ended December 31, 2005, 240,000 shares of stock were issued in full satisfaction of the Company’s potential share issuance in connection with this transaction.  In addition, under the terms of the acquisition, the Company is obligated to share certain profits based on sales and profitability achieved in Argentina. During the three and nine months ended September 30, 2006, the Company recorded expense and related accrual of $677,000 and $1.5 million, respectively, related to these profit-sharing terms. The Company accounted for the transaction as a stock purchase. The purchase price has been recorded as an intangible asset on the Consolidated Balance Sheet.  Primasel had a distribution agreement and a management agreement which was the purpose for the transaction, and the implied value of those agreements is the value of the 240,000 shares issued in October 2005.  The Company allocated 75% of the non-cash cost of this stock issuance towards the management agreement and 25% towards the distribution agreement. In February 2005, Primasel S.A. changed its name to InfoSonics S.A.

NOTE 3. Discontinued Operations

During the quarter ended September 30, 2004, the Company’s Board of Directors reviewed Axcess Mobile, LLC and its mall-based kiosk locations and implemented actions necessary to close the Company’s mall-based kiosk locations. On October 28, 2004, the Company assigned the leases for nine of its mall-based kiosk locations to an unrelated assignee;

however, the assignment did not release the Company from its future lease obligations, including up to $702,975 as of September 30, 2006. The assignee operates approximately 400 mall-based kiosks in 28 states. A third party is holding in escrow two months rent for the assigned locations  from the assignee, and in the event of default by the assignee, those funds will be released to the Company.  The Company’s other four lease locations were closed in October 2004.  SFAS No. 142, “Goodwill and Other Intangible Assets” prohibits the amortization of goodwill, but requires that it be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that its value has diminished or been impaired. As a result of the discontinued operations, the Company has reassessed the goodwill and written down the value associated with its mall-based kiosk locations to zero.  This write-down was recorded as an operating expense in the year ended December 31, 2004.

NOTE 4. Stock-Based Compensation

The Company has three equity incentive plans, the 2006 Equity Incentive Plan (2006 Plan), the 2003 Stock Option Plan (2003 Plan) and, the 1998 Stock Option Plan (1998 Plan).  Each of the plans has been approved by our shareholders. The 2006 Plan is the only plan from which additional equity incentives will be granted. The 2006 Plan authorizes the grant of up to 1,000,000 equity incentives. The Company is also a party to non-plan option agreements with several institutions.

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

If the Company had adopted SFAS 123R as of January 1, 2005 for its stock-based compensation plans, then the Company’s net income for the three and nine months ended September 30, 2005 would have been adjusted to the pro forma amounts indicated below:

	Three Months ended September 30,	Nine Months ended September 30,
	2005	2005
Net income as reported	$1,173,693	$1,896,468

Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the SFAS 123R fair value method had been applied	(60,748)	(572,070)
Pro forma	$1,112,945	$1,324,398

Basic earnings per common share as reported	$0.11	$0.18
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the SFAS 123R fair value method had been applied	$(0.01)	$(0.05)
Pro forma	$0.10	$0.13
Diluted earnings per common share as reported	$0.10	$0.16
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the SFAS 123R fair value method had been applied	$(0.01)	$(0.05)
Pro forma	$0.09	$0.11

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

On March 29, 2005, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin (“SAB”) No. 107, which provides the SEC Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the three and nine months ended September 30, 2006 is as follows:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Officer compensation	$79,654	$116,248
Non-employee directors	1,726	1,139,904
Sales, general and administrative	52,068	120,360
Total stock option expense, included in total operating expenses	$133,448	$1,376,512

Our stock options vest on an annual or a monthly basis. As of September 30, 2006, there was $762,000 of total unrecognized compensation costs related to the non-vested stock options.  The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.   That cost is expected to be recognized over the next weighted-average period of 2.5 years.  Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. SFAS 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the third quarter of 2006, we recorded an expense of $133,448, related to options granted to our non-employee directors.  These options had been previously granted or were granted during the current quarter. Under current U.S. federal tax law, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006 and 2005: risk-free interest rate of between 4.88% to 5.04% in 2006 and 3.22% to 4.41% in 2005 based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0 percent as the Company has not, and does not intend to, issue dividends; and expected lives of 3 to 7 years in 2006 and 2005 based upon the historical life of options. For grants in 2006 and 2005, the expected volatility used ranged from 62% to 91%, based on the Company’s historical stock price fluctuations for a period matching the expected life of the options.

A summary of option activity under all of the above plans as of September 30, 2006, and changes during the nine months then ended is presented in the table below:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2006	3,598,500	$2.15	3.48
Granted	287,000	$6.77	3.04
Exercised	569,398	$4.26	—
Forfeited	51,778	$3.94	—
Outstanding at September 30, 2006	3,264,324	$2.53	3.67	$—
Vested and expected to vest	3,264,324	$2.53	3.67	$—
Exercisable at September 30, 2006	3,004,951	$1.97	3.40	$—

A summary of the status of the Company’s non vested options at September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

	Shares	Weighted-average grant-date fair value
Nonvested at December 31, 2005	$462,834	$2.61
Granted	287,000	$6.77
Vested	445,184	$3.51
Forfeited	45,278	$3.49
Non-vested at September 30, 2006	259,372	$5.07

The weighted-average grant-date fair value of options granted during the three and nine months ended September 30, 2006 was $5.44 and $6.77, respectively. The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $0 and $0 respectively. There was $276,000 and $1.2 million cash received from options exercised for the three and nine months ended September 30, 2006, respectively. There were no options exercised in the three and nine months ended September 30, 2005. The stock based compensation unrecognized expense for future periods as of September 30, 2006 is approximately $762,000 with a weighted average remaining vesting period of 2.5 years.

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

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Numerator: Net income	$677,179	$1,173,693	$1,977,864	$1,896,468
Denominator:
Denominator for basic earnings per share — weighted-average shares	13,989,980	10,664,000	13,494,168	10,664,000
Effect of dilutive securities
Employee stock options and warrants	2,288,829	1,271,340	2,334,095	1,081,586

Denominator for diluted earnings per share — adjusted weighted-average shares and assumed exercise of stock options and warrants	16,278,809	11,935,340	15,828,263	11,745,586

Certain potential common shares from exercise of options and warrants have been excluded from the computation of diluted earnings per share due to their exercise price being greater than the Company’s weighted-average stock price for the period. For the three months ended September 30, 2006 and 2005, the number of shares excluded were 1,894,583 and 1,881,726, respectively, and for the nine months ended September 30, 2006 and 2005, the number of shares excluded were 1,849,317 and 2,070,814, respectively.

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

NOTE 7. Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow moving or obsolete are reduced to estimated net realizable value through an appropriate reserve.  In addition, included in our prepaid inventory at September 30, 2006, we had consigned inventory of $1.5 million, which is located at the distribution center and retail locations of a certain carrier.  This inventory is owned by the Company until it is sold by the carrier.  There was no consigned inventory at December 31, 2005. Inventory consists of the following:

	September 30, 2006	December 31, 2005
Finished goods	$5,354,877	$5,861,819
Inventory reserve	(176,798)	(249,476)
Net inventory	$5,178,079	$5,612,343

NOTE 8. Property and Equipment

Property and equipment are primarily located in the United States, with the exception of $258,000 of machinery and equipment located at our Mexico facility (installed in June 2006 and included in table below) and consisted of the following as of the dates presented:

	September 30, 2006	December 31, 2005
Machinery and equipment	$763,936	$487,998
Furniture and fixtures	160,313	117,082
Subtotal	924,249	605,080
Less accumulated depreciation	(286,383)	(178,163)
Total	$637,866	$426,917

Depreciation expense was $34,269 and $29,392 for the three months ended September 30, 2006 and 2005, respectively Depreciation expense was $108,220 and $59,929 for the nine months ended September 30, 2006 and 2005, respectively.

NOTE 9. Line of Credit

The Company has a line of credit from Wells Fargo HSBC Trade Bank N.A., which provides for advances not to exceed 80% of eligible domestic accounts receivable and 85% of foreign-insured accounts receivable (depending on the country of the debtor), up to a maximum of $25,000,000. As of September 30, 2006, the majority of our debt was based on foreign accounts receivable.

Interest is payable on a monthly basis (i) at Wells Fargo’s prime (8.25% at September 30, 2006) or (ii) at the one-month LIBOR (5.32% at September 30, 2006) plus 1.50%. The interest rate is floating at Wells Fargo’s prime rate or is at LIBOR plus 1.5% if the debt is a fixed amount draw down.  The line of credit is collateralized by substantially all of the assets of the Company, and expires November 1, 2006. In addition to reporting and other non-financial covenants, the line of credit contains certain financial covenants which require the Company to maintain a tangible net worth of not less than $12,500,000, a pre-tax profit of not less than $1 on a rolling four quarter basis, a quick ratio of not less than one-to-one, a debt-to-net worth ratio of not greater than two-to-one, and an annual net income after taxes of at least $1. Management believes the Company was in compliance with these covenants at September 30, 2006. At September 30, 2006 and December 31, 2005, the amounts drawn against the line of credit were $20,890,100 and $10,000,000, respectively.  See Note 13 Subsequent Events for additional information regarding the amendment of this line of credit in October 2006.

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

Effective June 12, 2006, the stockholders of the Company approved previously granted options to purchase an aggregate of 180,000 of the Company’s common stock to certain non-employee Directors (the “Director Options”). These grants had vested 90,000 on January 21, 2005 and 90,000 on December 30, 2005. The Director Options have exercise prices of $1.65 and $8.12, per share, which were the closing prices per share of the Company’s common stock on the original grant dates of January 21, 2005 and December 30, 2005, respectively. The Director Options expire three and five years, respectively, from the date of grant.

Effective August 14, 2006 and August 29, 2006, the Company granted options to purchase an aggregate of 15,000 and 10,000, respectively of its common stock to certain employees (the “Employee Options” and a non-employee Director (the “Director Options”). One-third of the Employee Options subject to these option grants become exercisable one year from the employee grantee’s first date of employment, and 1/36th of the total options become exercisable each month thereafter until fully vested.  One third of the Director Options subject to this grant become exercisable at each of December 31, 2006, 2007 and 2008.  The Employee and Director Options have exercise prices of $5.12 and $5.91 per share, which were the closing prices per share of the Company’s common stock on August 14, 2006 and August 29, 2006, respectively.  The Employee Options expire seven years from the date of grant.

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

NOTE 11. Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123R. SFAS 123R supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the fair value approach in SFAS 123R is similar to the fair value approach described in SFAS 123. In 2005, the Company used the Black-Scholes formula to estimate the fair value of stock options granted to employees. The Company adopted SFAS 123R, using the modified-prospective method, beginning January 1, 2006.  Based on the terms of our stock option plans, there was no cumulative effect upon adoption. The Company elected to continue to estimate the fair value of stock options using the Black-Scholes formula. In the first nine months of 2006, the adoption of SFAS 123R included an operating expense of $1,376,512. Further, we believe the adoption of SFAS 123R could have a material impact on our Company’s future stock-based compensation expense.  As of September 30, 2006, there was $762,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over the next three and one-half years. This expected cost does not include the impact of any future stock-based compensation awards.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Early adoption is encouraged, provided that the registrant has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which improves financial reporting by requiring an employer to recognize the over or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions.  This Statement amends Statement 87, FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, Statement 106, and FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”.  Upon the initial application of this statement and subsequently, and employer should continue to apply the provisions in Statements, 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 31, 2006.  An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.  Early application of the recognition or measurement date provisions is encouraged; however, early application must be for all of an employer’s benefit plans.  Retrospective application of the Statement is not permitted.

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the Company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We are currently evaluating the impact SAB 108 may have to our consolidated balance sheet and statement of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized.  The minimum threshold is defined in FIN 48 as a tax position, that based solely on its technical merits is more likely than not to be sustained upon examination by the applicable taxing authority.  The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  FIN 48 must be applied to all existing tax positions upon initial adoption.  The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption.  FIN 48 is effective for fiscal years beginning after December  15, 2006, although early adoption is permitted.  The Company does not believe that FIN 48 will have a material impact on its financial statements.

NOTE 12. Geographic Information

The Company currently operates in one business segment.  All fixed assets are located in Company facilities in the Untied States and Mexico. Net sales by geographical area for the three and nine months ended September 30, 2006 and September 30, 2005 were:

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
United States	$2,085,463	$8,577,711	$7,047,776	$35,202,481
South America	49,102,375	37,651,593	113,186,445	56,776,041
Central America	16,381,009	8,097,974	59,741,273	18,900,603
Total	$67,568,847	$54,327,278	$179,975,494	$110,879,125

NOTE 13. Subsequent Events

On October 12, 2006, the Company amended its line of credit with Wells Fargo HSBC Trade Bank N.A., to increase the maximum borrowing amount to $30,000,000 and extend the term to October 1, 2008.  In addition, the following covenants apply to the line of credit. Interest is payable on a monthly basis (i) at Wells Fargo’s prime minus 0.25% (8.25% at October 12, 2006) or (ii) at the one-month LIBOR (5.33% at October 12, 2006) plus 1.50%. The interest rate is floating at Wells Fargo’s prime rate or is at LIBOR plus 1.5% if the debt is a fixed amount draw down.  The line of credit is collateralized by substantially all of our assets, and expires in October 2008. In addition to reporting and other non-financial covenants, the line of credit contains certain financial covenants which require us to maintain a tangible net worth of not less than $30,000,000 through December 31, 2006 and not less than $30,000,000 plus 50% of net profit after tax from January 1, 2007 and thereafter, a quick ratio of not less than one-to-one, a debt-to-net worth ratio of not greater than two-to-one, and an annual net income after taxes of at least $1 on a rolling four quarter basis.

NOTE 14.  Commitments and Contingencies

Securities Class Actions

Between June 13, 2006 and July 14, 2006, seven securities class actions were filed in the United States District Court for the Southern District of California against us and certain of our officers and directors.  One of these securities class actions was voluntarily dismissed, and the remaining six lawsuits were consolidated before Judge Moskowitz in the Southern District of California.    The longest class period alleged in the securities cases is from May 8, 2006 to June 12, 2006.  Each of the substantially similar consolidated lawsuits allege that the defendants violated Sections 10(b), 20(a) and/or 20A of the Exchange Act, as well as the associated Rule 10b-5, in connection with our restatement announced on June 12, 2006.  In the  lawsuits, plaintiffs seek declarations that each action is a proper class action, unspecified damages, interest, attorneys’ fees and other costs, equitable/injunctive relief, and/or such other relief as is just and proper.  On October 23, 2006, the Court appointed Robert Sibley as lead plaintiff in the consolidated suits and appointed lead counsel.  The Company is waiting for plaintiffs to file a consolidated complaint.  When required to respond to a consolidated complaint, the defendants anticipate filing a motion to dismiss on the grounds that the plaintiffs have failed to adequately plead violations of the securities laws.

Derivative Lawsuits

The derivative lawsuit filed on July 12, 2006 in the California Superior Court, in the County of San Diego, by Peter J. Cunningham, purportedly on behalf of the Company against certain officers and directors of the Company, and the Company as a nominal defendant, was dismissed.

The three derivative lawsuits originally filed on June 27, 2006, July 14, 2006, and July 28, 2006 in the United States District Court for the Southern District of California, purportedly on behalf of the Company against certain of our officers and directors, and the Company as a nominal defendant, have been consolidated as In Re InfoSonics Corporation Derivative Litigation, Lead Case No. 06 CV 1336, and transferred to Judge Moskowitz in the Southern District of California.  Plaintiffs’ consolidated derivative complaint was received on November 8, 2006.  The consolidated complaint asserts claims for disgorgement under the Sarbanes-Oxley Act of 2002, violation of Section 14(a) of the Exchange Act, violation of California Corporations Code section 25402, violation of California Corporations Code section 25403, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and an accounting, in connection with the Company’s restatement of first quarter 2006 earnings and in connection with allegations of wrongdoing with respect to granting, exercising, accounting and reporting of the stock options that the Company granted in December 2005.  Plaintiffs seek unspecified damages, declaratory relief regarding the Sarbanes-Oxley Act of 2002, Section 14(a) of the Exchange Act, and the legality of stock options, a constructive trust, restitution, disgorgement, modification of certain corporate governance and internal procedures, extraordinary equitable and/or injunctive relief, costs, and such other relief as is just and proper.

When required to respond to these derivative lawsuits, the defendants anticipate filing a motion to dismiss on the ground, among others, that the plaintiff has failed to make a demand on the Company’s board of directors.

While the above lawsuits are in their early stages, at this time we do not believe they will have a material adverse effect on our financial condition.  However, the ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements.  Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel.  If estimates of potential losses increase or the related facts and circumstances change in the future, the Company may be required to record additional litigation expense.  The Company intends to expense legal costs as incurred related to this matter.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Statements and Other General Information

This discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and condensed notes thereto included in this report and with our Annual Report on Form 10-K for the year ended December 31, 2005 (including our 2005 audited financial statements and related notes thereto). InfoSonics Corporation’s (“InfoSonics” or the “Company”) discussion and analysis of financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities as of and at the financial statement date, and reported amounts of revenue and expenses during the reporting period. On an ongoing basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Although management believes these judgments, estimates and assumptions to be reasonably accurate, actual results may differ significantly. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in “—Critical Accounting Policies.’’

The matters in this report that are forward-looking statements, including without limitation to statements about future revenues, sales levels, operating income and margins, wireless handset sales, stock-based compensation expense, gain (loss) in value of derivatives, cost synergies, operating efficiencies, profitability, market share and rates of return, are based on current management expectations that involve certain risks which, if realized, in whole or in part, could cause such expectations to fail to be achieved and have a material adverse effect on InfoSonics’ business, financial condition and results of operations, including, without limitation: (1) intense competition, regionally and internationally, including competition from alternative business models, such as manufacturer-to-carrier sales, which may lead to reduced prices, lower sales or reduced sales growth, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages; (2) inability to secure adequate supply of competitive products on a timely basis and on commercially reasonable terms; (3) foreign exchange rate fluctuations, devaluation of a foreign currency, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, and other related risks of our international operations; (4) the ability to attract new sources of profitable business from expansion of products or services or risks associated with entry into new markets, including geographies, products and services; (5) an interruption or failure of our information systems or subversion of access or other system controls may result in a significant loss of business, assets, or competitive information; (6) significant changes in supplier terms and relationships; (7) termination of a supply or services agreement with a major supplier or product supply shortages; (8) continued consolidation in the wireless handset carrier market; (9) extended general economic downturn; (10) loss of business from one or more significant customers; (11) customer and geographical accounts receivable concentration risk; (12) rapid product improvement and technological change resulting in inventory obsolescence; (13) future terrorist or military actions; (14) the loss of a key executive officer or other key employees; (15) changes in consumer demand for multimedia wireless handset products and features; (16) our failure to adequately adapt to industry changes and to manage potential growth and/or contractions; (17) future periodic assessments required by current or new accounting standards such as those relating to long-lived assets, goodwill and other intangible assets and expensing of stock options and valuing gain or loss on fair value of derivatives may result in additional non-cash income or expenses; (18) seasonal buying patterns; (19) dependency on Latin American sales; and (20) uncertain political and economic conditions internationally; (21) the impact, if any, of changes in EITF 00-19 or SFAS 133 guidance as it relates to warrants and registration rights; and (22) the resolution of any litigation against the company.  Our actual results could differ materially from those anticipated in our forward looking statements.

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

Overview

We are one of the fastest growing distributors of wireless handsets and accessories in Latin America and we distribute wireless handsets and accessories in the United States. We provide end-to-end wireless handset and wireless terminal solutions for carriers in both Latin America and the United States. We distribute products of several key manufacturers, including  Samsung, Alcatel, Motorola, VK Mobile, i-mate and Novatel, and others. As an integral part of our customers’ supply chain, we perform value added services and solutions, including product approval and certification, light assembly, warehousing, logistics services (packing, shipping and delivery), marketing campaigns, warranty services and end-user support. We provide these services and solutions to wireless telecommunications manufacturers in order to facilitate sales to carriers (network operators), agents, resellers, distributors, independent dealers and retailers in Latin America and the United States.  During 2005, we significantly changed our business model from selling products to dealers and agents in Latin America and the United States to providing products, services and solutions primarily to carriers in such regions.  As a result, we believe that this shift in customer focus enables us to better service our customers and vendors as we play a more important role in the supply chain for wireless handsets and accessories.

Our corporate headquarters is in San Diego, California, and from our facility in Miami Florida, where we have our Latin America sales and executive offices, we operate our main warehouse and distribution center. This warehouse and distribution center services our customers in the United States and Latin America. In addition, we have warehouse and office facilities in Mexico. We have wholly-owned subsidiaries in Latin America, which conduct some of our business activities in their respective regions of Latin America, including InfoSonics Colombia S.A., InfoSonics El Salvador, InfoSonics de Guatemala, InfoSonics de Mexico and InfoSonics S.A.

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

Industry Trends and Risks

According to an October 2006 report by Deutsche Bank, overall worldwide wireless handset sales are forecasted to increase by 20% in 2006 and 12% in 2007. However, a rapid decline in wireless handset sales growth could negatively impact our net sales.

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

Company Specific Trends and Risks

Our strategy incorporates overall market growth elements for each aspect of our business, which we hope will result in continued growth. In the quarter ended September 30, 2006, our net sales increased by 25% and year-to-date 62%, and wireless handset units sold increased by 55% and year-to-date 125%, compared with the quarter ended September 30, 2005. Although we have incorporated growth into our strategy, there can be no assurances that these trends will continue.

During the quarter ended September 30, 2006, we experienced significant growth in our South American and Central American regions.  These regions accounted for 97% of net sales for the third quarter of 2006, compared to 84% for the third quarter of 2005. This increase was primarily the result of our increased sales and marketing efforts in both of those regions, as well as the general increase in wireless handsets sold in those regions in the recent past. By contrast, U.S. regional net sales decreased to 3% of our net sales for the quarter ended September 30, 2006, from 16% of net sales for the quarter ended September 30, 2005, due to the factors discussed below.

	Quarter Ended September 30,
	2006	2005
	(Dollar amounts in thousands) (unaudited)
Net sales	$67,569	$54,237
Increase over prior year	25%	211%

We continue to experience strong growth in our business and expect significant revenue growth year-over-year in the fourth quarter, however we also expect to experience the same seasonality as in the fourth quarter of 2005.

Results of Operations:

Three Months Ended September 30, 2006 and 2005

For the quarter ended September 30, 2006, our net sales of $67.6 million represents an increase of 25% compared to $54.2 million for the same period of 2005, this increase was primarily attributable to a 55% increase in wireless handset volume, partially offset by a 16% decrease in average selling price per unit sold. The geographic mix of net sales shifted in the first three quarters of 2006 as sales in South America and Central America increased substantially.  These two regions represented 97% (73% for South America and 24% for Central America) of net sales in the quarter ended September 30, 2006, compared to 84% (69% for South America and 15% for Central America) in the quarter ended September 30, 2005. This increase was primarily the result of our increased sales and marketing efforts in both of those regions, which resulted in additional penetration of existing markets and addition of new carrier customer and new territories,  as well as the general increase in wireless handsets sold in those regions. Sales in the United States made up the remainder of our sales in the quarter ended September 30, 2006, declining 76% to $2.1 million, or 3% of net sales, compared to the same period in 2005. The decrease in our U.S. sales resulted from increased competition and product delays from our primary vendors, as well as longer than expected certification processes.  In the quarter we had income from continuing operations of $677,000, or $0.04 per diluted share, which is a dollar decrease of 13% from the quarter ended September 30, 2005 of $782,000 or $0.07 per diluted share. The number of diluted shares increased to 16.3 million at September 30, 2006 as compared to 11.9 million shares in the same period prior year primarily as a result of the financing completed in the first quarter of 2006.

	Quarter ended September 30,		Increase/
	2006	2005	(Decrease)
	(Dollar amounts in thousands, except per share amounts)
	(unaudited)
Net sales	$67,569	$54,237	25%
Gross profit	5,415	4,190	29%
Income from continuing operations	677	782	(13)%

Diluted earnings per share from continuing operations	$0.04	$0.07	(43)%

Net sales by geographic region

	Quarter ended September 30,		Increase
	2006	2005	(Decrease)
	(Dollar amounts in thousands) (unaudited)
United States	$2,086	$8,578	(76%)
Central America	16,381	8,098	102%
South America	49,102	37,651	30%
Total	$67,569	$54,327	25%

Cost of Sales, Gross Profit and Gross Margin

For the quarter ended September 30, 2006, cost of sales was $62.2 million, or 92.0% of net sales, compared with $50.0 million, or 92.3% of net sales, for the quarter ended September 30, 2005. The increase in our cost of sales was a direct result of the increased sales during the quarter ended September 30, 2006, compared to the same quarter in 2005. The increase in gross margin was primarily the result of the change of product and regional mix of our sales, including higher sales in Central and South America, as different products and different regions can have varying margins.

For the quarter ended September 30, 2006, our gross profit increased to $5.4 million from $4.2 million, compared with the same quarter last year, an increase of 29%. This increase in gross profit was primarily the result of increased wireless handset sales levels, as well as an increase in gross margin.

	Quarter Ended September 30,		Increase
	2006	2005	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Cost of sales	$62,154	$50,047	24%
Gross margin	8.0%	7.7%	4%
Gross profit	$5,415	$4,190	29%

Operating Expenses and Operating Income from Continuing Operations

For the quarter ended September 30, 2006, operating expenses were $4.4 million, an increase of 49%, compared with the same quarter last year. As a percentage of net sales, operating expenses were 6.6% in the quarter ended September 30, 2006, compared with 5.5% in the same quarter last year.  Pursuant to SFAS 123R, during the quarter ended September 30, 2006, we incurred $133,000, or 0.2% of net sales, of non-cash expense relating to stock options granted in the third quarter of 2006, compared to no such expense in the same quarter of last year. Excluding the non-cash expense related to SFAS 123R, operating expenses as a percentage of net sales were 6.4%, a significant increase from the prior period.  This increase was primarily the result of investments in marketing engineering and product and market development, predominantly attributable to product introduction in Chile and infrastructure build out in Mexico.  We believe such investments are necessary to help build a solid foundation in these regions to support potential future growth.  See GAAP to non-GAAP reconciliation below.

For the quarter ended September 30, 2006, our operating income from continuing operations was $975,000 (including the non-cash expense of $133,000 relating to stock option previously granted and granted in the third quarter of 2006) compared with $1.2 million for the quarter ended September 30, 2005, a decrease of 20%. As a percentage of net sales, operating income from continuing operations was 1.4% for the quarter ended September 30, 2006, compared to 2.2% for the quarter ended September 30, 2005. The decrease in operating income from continuing operations as a percentage of net sales for the quarter ended September 30, 2006 was a result of the non-cash expense related to SFAS 123R and the increase in operating expenses discussed above, partially offset by an increase in gross margin.  Excluding the non-cash expense related to SFAS 123R, income from continuing operations decreased slightly to $1.1 million compared to $1.2 million.

Operating Expenses

	Quarter Ended September 30,
	2006	2005
	(Dollar amounts in thousands) (unaudited)
Operating expenses	$4,440	$2,970
Percentage of net sales	6.6%	5.5%

Operating Income from Continuing Operations

	Quarter Ended September 30,
	2006	2005
	(Dollar amounts in thousands) (unaudited)
Operating income from continuing operations	$975	$1,220
Percentage of net sales	1.4%	2.2%

Other Income (Expense)

During the quarter ended September 30, 2006, we earned  $47,000 of interest income, compared to interest expense of $147,000 the same period last year.  This shift was primarily related to increased credit limits provided by our vendor partners compared to the same period of 2005 thus resulting in less borrowings from our bank required to purchase products.  We expect these increased limits to remain in place as we continue to do business with these vendors.

Other Income

	Quarter Ended September 30,
	2006	2005
	(Dollar amounts in thousands) (unaudited)
Interest income (expense)	47	(147)

Net Income

During the quarter ended September 30, 2006, our net income was $677,000, a decrease of 42% compared to the same period last year.  This decrease was primarily related to our gain from discontinued operation in 2005 as well as our non-cash expense related to stock options under SFAS 123R.  See below for a discussion of our net income as adjusted for the effects of SFAS 123R on our results for the three months ended September 30, 2006.

Reconciliation of Non-GAAP Financial Measures to the Corresponding GAAP Financial Measures for the Three Months ended September 30, 2006 (unaudited)

The following are selected results including and excluding the impact of SFAS 123R:

Three months ended September 30, 2006	Actual	Adjustment		Non-GAAP results
Operating income from continuing operations	$975,104	$133,448	(a)	$1,108,552

Net income	$677,179	$133,448	(a)	$810,627
Diluted earnings per share	$0.04	$0.01		$0.05

(a)          To eliminate stock-option compensation charges under SFAS 123R recorded in the third quarter of 2006.

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

The Company believes that excluding the incremental impact of SFAS 123R from net income provides meaningful supplemental information regarding its financial results for the three and nine months ended September 30, 2006 as compared to the same period in 2005 since the Company’s consolidated financial statements issued prior to January 1, 2006 did not change as a result of adopting SFAS 123R.  The Company also believes that this financial information is useful in assessing the Company’s historical performance and year-over-year growth and when planning, forecasting and analyzing future periods.  The incremental impact of SFAS 123R during the three and nine months ended September 30, 2006 represents the stock option expense related to stock options issued prior to the adoption of SFAS 123R and vested during the three and nine months ended September 30, 2006 and the impact of estimating forfeitures related to nonvested shares.

Nine Months Ended September 30, 2006 and 2005

For the nine months ended September 30, 2006, we had income from continuing operations of $2.0 million, or $0.13 per diluted share (including a non-cash expense pursuant to SFAS 123R of $1.4 million relating to stock option grants approved by our stockholders in the second quarter of 2006, in addition to non-cash income of $399,000 related to change in fair value of derivative liability under SFAS 133), on net sales of $180.0 million. This is an increase of 30%, compared to the nine months ended September 30, 2005. Our net sales increase of 62% for the nine months ended September 30, 2006 compared to the same period of 2005 was primarily attributable to a 125% increase in wireless handset volume, partially offset by a 25% decrease in average selling price per unit sold.  During the nine months ended September 30, 2006, the geographic mix of net sales shifted significantly as sales in South America and Central America increased substantially. These two regions represented 96% (63% for South America and 33% for Central America) of net sales for the nine months ended September 30, 2006, compared to 68%  (51% for South America and 17% for Central America) for the nine months ended September 30, 2005. This increase was primarily the result of our increased sales and marketing efforts in both of those regions, as well as the general increase in wireless handsets sold in those regions so far this year. Sales in the United States made up the remainder of our sales for the nine months ended September 30, 2006, declining 80% to $7.0 million, or 4% of net sales, compared to the same period in 2005. The decrease in our United States sales resulted from increased competition and product delays from our primary vendors as well as longer than expected certification processes.

	Nine Months ended September 30,
	2006	2005	Increase
	(Dollar amounts in thousands, except per share amounts) (unaudited)
Net sales	$179,975	$110,789	62%
Gross profit	13,926	8,978	55%
Income from continuing operations	1,979	1,522	30%

Diluted earnings per share from continuing operations	$0.13	$0.13	0%

Net sales by geographic region

	Nine Months ended September 30,
	2006	2005
	(Dollar amounts in thousands) (unaudited)
United States	$7,048	$35,202
Central America	59,741	18,901
South America	113,186	56,776
Total	$179,975	$110,879

Cost of Sales, Gross Profit and Gross Margin

For the nine months ended September 30, 2006, cost of sales was $166.0 million, or 92.3% of net sales, compared with $101.8 million, or 91.9% of net sales, for the nine months ended September 30, 2005. The increase in our cost of sales was a direct result of the increased wireless handset sales volume during the nine months ended September 30, 2006, compared to the same period in 2005.  The decrease in gross margin was primarily the result of the change of product and regional mix of our sales, including higher sales in Latin America, as different products and different regions can have varying margins.

For the nine months ended September 30, 2006, our gross profit increased to $13.9 million from $9.0 million,  compared with the same period last year, an increase of 55%. The increase in gross profit was primarily the result of increased wireless handset sales levels, partially offset by the decrease in gross margin.

	Nine Months Ended September 30,
	2006	2005
	(Dollar amounts in thousands) (unaudited)
Cost of sales	$166,049	$101,811
Gross margin	7.7%	8.1%
Gross profit	$13,926	$8,978

Operating Expenses and Operating Income from Continuing Operations

For the nine months ended September 30, 2006, operating expenses were $11.6 million, an increase of 77%, compared with $6.5 million for the nine months ended September 30, 2005. As a percentage of net sales, operating expenses were 6.4% and 5.9% respectively in each of the nine months ended September 30, 2006 and 2005. The increase is primarily the result of SFAS 123R, as we incurred $1.4 million, or 0.8% of net sales, of non-cash expense relating to stock option granted, compared to no such expense in the same period of last year. Excluding the non-cash expense related to SFAS 123R, non-GAAP operating expenses as a percentage of net sales were 5.7% for the nine months ended September 30, 2006 as compared to 5.9% for the same period of the prior year.  See GAAP to non-GAAP reconciliation below.

For the nine months ended September 30, 2006, our operating income from continuing operations was $2.4 million (including a non-cash expense of $1.4 million relating to stock option granted before December 31, 2005 and during the first three quarters of 2006), compared with $2.5 million for the nine months ended September 30, 2005. As a percentage of net sales, operating income from continuing operations was 1.3% for the nine months ended September 30, 2006, as compared to 2.2% for the nine months ended September 30, 2005.   The decrease in operating income from continuing operations as a percentage of net sales for the nine months ended September 30, 2006 was a result of the non-cash expense related to SFAS 123R and the decrease in gross margin.

Operating Expenses

	Nine Months Ended September 30,
	2006	2005
	(Dollar amounts in thousands) (unaudited)
Operating expenses	$11,556	$6,518
Percentage of net sales	6.4%	5.9%

Operating Income from Continuing Operations

	Nine Months Ended September 30,
	2006	2005
	(Dollar amounts in thousands) (unaudited)
Operating income from continuing operations	$2,371	$2,460
Percentage of net sales	1.3%	2.2%

Other Income (expense)

During the nine months ended September 30, 2006, we had income from a non-cash change in fair value of derivative liability relating to the January 2006 financing-related warrants of $399,009. This derivative liability related to the warrants was classified as equity as of February 17, 2006 in accordance with SFAS 133, the date on which the registration statement registering the common stock underlying the warrants was declared effective by the SEC.  As the warrants have been classified as equity, we will no longer need to “mark to market” the change in fair value of such warrants.

	Nine Months Ended September 30,
	2006	2005
	(Dollar amounts in thousands) (unaudited)
Change in fair value of derivative liability	$399	$—
Interest expense	(152)	(233)
Other Income (expense) total	$247	$(233)

Net Income

During the nine months ended September 30, 2006, our net income was $2.0 million, an increase of 4.3% compared to the same period last year.  This slight increase primarily resulted from our increased net sales offset by the expense factors mentioned above.    See below for a discussion of our net income adjusted for the effects of SFAS 123R and SFAS 133 on our results for the nine months ended September 30, 2006.

Reconciliation of Non-GAAP Financial Measures to the Corresponding GAAP Financial Measures for the Nine Months ended September 30, 2006 (unaudited)

The following are selected results including and excluding the impact of SFAS 123R and SFAS 133:

Nine Months ended September 30, 2006	Actual	Adjustment		Non-GAAP results
Operating expenses	$11,555,769	$(1,376,512	)(a)	$10,179,257

Operating income from continuing operations	$2,370,529	$1,376,512	(a)	$3,747,041

		$1,376,512	(a)
		(399,009	)(b)
Net income	$1,977,864	$977,503		$2,955,367
Diluted earnings per share	$0.13	$0.06		$0.19

(a)          Eliminates non-cash stock-option compensation charges under SFAS 123R recorded in the nine months ended September 30, 2006.

(b)         To eliminate non-cash change in fair value of derivative liability under SFAS 133 recorded in the nine months ended September 30, 2006.  This derivative liability was reclassified to equity on February 17, 2006.

See above discussion of the impact of SFAS 123R on the Company’s net income.

The Company believes that excluding the incremental impact of SFAS 133 from net income provides meaningful supplemental information regarding its financial results for the nine months ended September 30, 2006 as compared to the same period in 2005 since the Company’s consolidated financial statements issued prior to January 1, 2006 were not impacted by adopting SFAS 133.  The Company also believes that this financial information is useful in assessing the Company’s historical performance and year-over-year growth and when planning, forecasting and analyzing future periods.  The incremental impact of SFAS 133 during the nine months ended September 30, 2006 represents the change in fair value of the derivative liability (for the January 2006 financing related warrants).  The warrants were marked to market as of February 17, 2006 and thereafter classified as equity.

In September 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

In January 2006, the Company sold shares of common stock and warrants to purchase common stock.  The Company evaluated the warrants in the transaction as derivative liabilities in accordance with SFAS No. 133 until the date that the Company’s registration statement registering the shares of common stock underlying such warrants was declared effective on February 17, 2006, after which such warrants were classified as equity.  The change in the fair value of the warrants, determined under the Black- Scholes option pricing formula from the initial transaction date to the effectiveness date of the registration statement is recorded as an adjustment to the liability. The income relating to the change in the fair value of the Company’s stock reflected in the change in the fair value of the warrants is included as other income (expense). As the warrants have been classified as equity, the Company no longer “marks to market” the change in fair value of such warrants.  See Note 10 of the notes to our unaudited consolidated financial statements for the quarter ended September 30, 2006.

Financial Condition, Liquidity and Capital Resources

At September 30, 2006, we had $16.2 million in cash. In January 2006, we raised $14.4 million gross proceeds from the sale of our common stock and related warrants for our common stock. We believe that our existing cash resources, together with our projected cash flow from operations and the net proceeds from our bank line of credit, will be sufficient to allow us to implement our strategy and growth plan.

During the nine months ended September 30, 2006, in addition to capital raised from equity sales, we continued to leverage our bank and vendor lines of credit to help fund our growth. The net cash used by operating activities was $16.7 million for the nine months ended September 30, 2006, which resulted primarily from increased accounts receivable and increased inventory levels. Our accounts receivable increased $24.9 million during the nine months ended September 30, 2006 due to increased sales and increased net payment terms (see below) to certain regions during that period. The $0.4 million decrease in inventory was offset by a $4.1 million increase in prepaid inventory, resulting in a net increase of inventory during the nine months ended September 30, 2006 and was due to higher sales levels and buying opportunities which were available to us at September 30, 2006. Allowance for doubtful accounts at September 30, 2006 increased to $905,000, compared to $553,000 at December 31, 2005. This increase was related to our increased sales levels and increased accounts receivable balance during the nine months ended September 30, 2006. We believe that at September 30, 2006, our reserve for doubtful accounts was adequate. Our increase in accounts payable of $9.6 million and decrease in accrued expenses of $1.2 million at September 30, 2006 compared to December 31, 2005 was an offset to the cash used for increased accounts receivable and inventory.

Days of sales outstanding (the average number of days it takes to collect revenue after a sale is made) at September 30, 2006 were 55 days, compared with 74 days at December 31, 2005. Normal payment terms require our customers to pay on a net 30-day or net 60-day basis depending on the region. We are constantly working with our customers to reduce our days of sales outstanding. The extension of net 60-day terms was required to remain competitive in several of the regions we currently operate, most notably in Central and South America.

The net cash used in investing activities was $319,000 for the nine months ended September 30, 2006, compared with $280,000 for the nine months ended September 30, 2005. This use of cash is primarily the result of expenditures for new furniture and fixtures related to our facility in Mexico and our office, technical assembly and warehouse space, as well as the technical tools and equipment necessary for the customization process of wireless handsets.

The net cash provided by financing activities for the nine months ended September 30, 2006 of $25.5 million was primarily the result of the January 2006 sale of 2.2 million shares of our common stock and 717,200 warrants to purchase our common stock for net proceeds of $13.4 million,  we also received approximately $1.2 million from the exercise of employee stock options in addition to borrowings on our bank line of credit.

Our net working capital at September 30, 2006 was $34.9 million, compared with $17.0 million at December 31, 2005. This increase was primarily due to our January 2006 sale of common stock and related warrants to purchase our common stock and net income for the nine months ended September 30, 2006.

Borrowings

We have a fully collateralized line of credit with Wells Fargo HSBC Trade Bank N.A. (“Wells Fargo”) that allows us to borrow up to a maximum of $25 million.  This line of credit has a maturity date of November 1, 2006.  On October 12, 2006, this line of credit was amended as described below.    Under this line of credit, our advances cannot exceed 80% of eligible domestic accounts receivable or 85% of eligible foreign-insured accounts receivable.

Interest is payable on a monthly basis (i) at Wells Fargo’s prime (8.25% at September 30, 2006) or (ii) at the one-month LIBOR (5.32% at September 30, 2006) plus 1.50%. The interest rate is floating at Wells Fargo’s prime rate or is at LIBOR plus 1.5% if the debt is a fixed amount draw down.  The line of credit is collateralized by substantially all of the assets of the Company, and expires November 1, 2006. In addition to reporting and other non-financial covenants, the line of credit contains certain financial covenants which require the Company to maintain a tangible net worth of not less than $12,500,000, a pre-tax profit of not less than $1 on a rolling four quarter basis, a quick ratio of not less than one-to-one, a debt-to-net worth ratio of not greater than two-to-one, and an annual net income after taxes of at least $1. Management believes the Company was in compliance with these covenants at September 30, 2006. At September 30, 2006 and December 31, 2005, the amounts drawn against the line of credit were $20,890,100 and $10,000,000, respectively. See ‘Subsequent Events” below for additional information regarding the amendment of this line of credit in October 2006.

We have no other notes payable.

For the quarter ended September 30, 2006 and the year ended December 31, 2005, amounts advanced against our line of credit were $20.9 million and $10.0 million. Our credit lines have been important parts of growing our business, and market changes affecting accounts receivable could diminish the borrowing base of available funds. At September 30, 2006 and December 31, 2005, advances were 84% and 71% of the available borrowing base.

Subsequent Events

On October 12, 2006, the Company amended its a line of credit from Wells Fargo HSBC Trade Bank N.A., to increase the maximum borrow amount to $30,000,000 and extend the term to October 1, 2008.  In addition the following covenants apply to the line of credit Interest is payable on a monthly basis (i) at Wells Fargo’s prime minus 0.25% (8.25% at October 12, 2006) or (ii) at the one-month LIBOR (5.33% at October 12, 2006) plus 1.50%.  The interest rate is floating at Wells Fargo’s prime rate or is at LIBOR plus 1.5% if the debt is a fixed amount draw down.  The line of credit is collateralized by substantially all of our assets, and expires in October 2008.  In addition to reporting and other non-financial covenants, the line of credit contains certain financial covenants which require us to maintain a tangible net worth of not less than $30,000,000 through December 31, 2006 and not less than $30,000,000 plus 50% of net profit after tax from January 1, 2007 and thereafter, a quick ratio of not less than one-to-one, a debt-to-net worth ratio of not greater than two-to-one, and an annual net income after taxes of at least $1 on a rolling four quarter basis.

Critical Accounting Policies

We believe the following critical accounting policies are important to the presentation of our financial condition and operating results, and require management’s judgments to make assumptions and estimates about the effects of matters that are inherently uncertain.

Revenue Recognition and Accrued Chargebacks

Revenues are recognized: (1) upon shipment of the products to customers, (2) when collection of the outstanding receivables is probable; and (3) when the final price of the product has been determined. Any value added services provided by the Company are related to services leading up to the sale of the products and there are no value added services provided once the products have been delivered.  A carrier has nine months from the date of activation of a wireless handset to charge back amounts previously credited to us if a customer terminates its service. We provide an allowance for estimated returns based on our experience, which estimate is recorded as a contra asset against accounts receivable. A provision for returns is provided in the same period in which the related commission revenue is recorded. Customer creditworthiness and economic conditions may change, including increasing the risk of collectibility and contract terminations, and may require additional provisions, which could negatively impact our operating results.

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

Interest Rate

We are exposed to market risk from changes in interest rates on our outstanding revolving line of credit. At September 30, 2006, we had $20.9 million outstanding, which could be affected by changes in short-term interest rates. The interest rate for our revolving line of credit is (i) Wells Fargo’s prime rate minus 0.25 (8.25% at September 30, 2006) or LIBOR plus 1.50% (5.32% at September 30, 2006). For every 1% increase in Wells Fargo’s prime rate or one-month LIBOR, our interest expense increases by $209,000 assuming $20.9 million remained outstanding for the entire year.

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

Market Risk

Substantial portions of our revenue and expenses are transacted in markets outside the United States; however, all sales transactions and accounts receivable are denominated in U.S. dollars. As a result of our international sales, our future operating results could be adversely affected by a variety of factors, including changes in specific countries’ political, economic or regulatory conditions, and trade protection measures.  Our market risk management includes an accounts receivable insurance policy for both our domestic and foreign sales.  However, there can be no assurance that our insurance policy will substantially offset the impact of fluctuations in currency exchange rates, political, economic or regulatory conditions on its results of operations and financial position. Foreign currency fluctuations did not have a material impact on our financial results during the nine months ended September 30, 2006.

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

Changes in Internal Control Over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2006, that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, no such change occurred during such period.

The Company is not an “accelerated filer”(i.e. the Company’s public float is less than $75 million) for the fiscal year 2006; hence, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not be applicable to the Company until the fiscal year ended December 31, 2007.  Notwithstanding the fact that these internal control requirements are not applicable to the Company at this time, the Company has been reviewing its internal control procedures and it has retained an outside firm to assist in this process.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Securities Class Actions

Between June 13, 2006 and July 14, 2006, seven securities class actions were filed in the United States District Court for the Southern District of California against us and certain of our officers and directors.  One of these securities class actions was voluntarily dismissed, and the remaining six lawsuits were consolidated before Judge Moskowitz in the Southern District of California.  The longest class period alleged in the securities cases is from May 8, 2006 to June 12, 2006.  Each of the substantially similar consolidated lawsuits allege that the defendants violated Sections 10(b), 20(a) and/or 20A of the Exchange Act, as well as the associated Rule 10b-5, in connection with our restatement announced on June 12, 2006.  In the  lawsuits, plaintiffs seek declarations that each action is a proper class action, unspecified damages, interest, attorneys’ fees and other costs, equitable/injunctive relief, and/or such other relief as is just and proper.  On October 23, 2006, the Court appointed Robert Sibley as lead plaintiff in the consolidated suits and appointed lead counsel.  The Company is waiting for plaintiffs to file a consolidated complaint.  When required to respond to a consolidated complaint, the defendants anticipate filing a motion to dismiss on the grounds that the plaintiffs have failed to adequately plead violations of the securities laws.

Derivative Lawsuits

The derivative lawsuit filed on July 12, 2006 in the California Superior Court, in the County of San Diego, by Peter J. Cunningham, purportedly on behalf of the Company against certain officers and directors of the Company, and the Company as a nominal defendant, was dismissed.

The three derivative lawsuits originally filed on June 27, 2006, July 14, 2006, and July 28, 2006 in the United States District Court for the Southern District of California, purportedly on behalf of the Company against certain of our officers and directors, and the Company as a nominal defendant, have been consolidated as In Re InfoSonics Corporation Derivative Litigation, Lead Case No. 06 CV 1336, and transferred to Judge Moskowitz in the Southern District of California.  Plaintiffs’ consolidated derivative complaint was received on November 8, 2006.  The consolidated complaint asserts claims for disgorgement under the Sarbanes-Oxley Act of 2002, violation of Section 14(a) of the Exchange Act, violation of California Corporations Code section 25402, violation of California Corporations Code section 25403, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and an accounting, in connection with the Company’s restatement of first quarter 2006 earnings and in connection with allegations of wrongdoing with respect to granting, exercising, accounting and reporting of the stock options that the Company granted in December 2005.  Plaintiffs seek unspecified damages, declaratory relief regarding the Sarbanes-Oxley Act of 2002, Section 14(a) of the Exchange Act, and the legality of stock options, a constructive trust, restitution, disgorgement, modification of certain corporate governance and internal procedures, extraordinary equitable and/or injunctive relief, costs, and such other relief as is just and proper.

When required to respond to these derivative lawsuits, the defendants anticipate filing a motion to dismiss on the ground, among others, that the plaintiff has failed to make a demand on the Company’s board of directors.

While the above lawsuits are in their early stages, at this time we do not believe they will have a material adverse effect on our financial condition.

We may become involved in certain other legal proceedings and claims which arise in the normal course of business. Other than as described above, as of September 30, 2006, we did not have any significant litigation outstanding.

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

We purchase wireless handsets and accessories principally from wireless communications equipment manufacturers and distributors. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing and other terms, as well as depending on our suppliers’ abilities and financial stability. For the quarter ended September 30, 2006, two suppliers accounted for 68% and 13% respectively of our total cost of sales.  We currently have one exclusive and several non-exclusive agreements with our principal suppliers, which can be terminated on short notice and provide for certain territorial restrictions. Our suppliers may not offer us competitive products on favorable terms or with timely delivery. In addition new products from other manufacturers could impact the demand for products from manufacturers we represent. From time to time, we have been unable to obtain sufficient product supplies. Any failure or delay by our suppliers, particularly our three primary vendors, in supplying us with products on favorable terms may severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if these suppliers are unable to fulfill our product needs, or if any principal supplier imposes substantial price increases and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations.

The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers will have a negative impact upon our revenues and could cause our stock price to decline.

Our three largest customers in the quarter ended September 30, 2006 represented 21%, 21% and 21% of our net sales.  These customers are carriers in South America. The markets we serve are subject to significant price competition. Additionally, our customers are not contractually obligated to purchase products from us. For these and other reasons, such as competitive pricing and competitive pressures, customers may seek to obtain products or services from us at lower prices than we have been able to obtain from these customers in the past. This could occur, for example, in the case of a customer purchasing large quantities of a product from us, who then terminates this relationship because the customer can obtain a lower price by buying directly from the manufacturer or other supplier. The loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity. In addition, we have experienced losses of certain customers through industry consolidation and in the ordinary course of business. There can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.

Approximately 97% of our revenues during the quarter ended September 30, 2006 were generated outside of the United States in countries that may have volatile currencies or other risks.

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

We had outstanding debt in the amount of $20.9 million and $10.0 million at September 30, 2006 and December 31, 2005 in the form of a bank line of credit of up to $30 million based on a borrowing base, which is based on a percentage of eligible accounts receivable. Any significant decrease in our level of eligible accounts receivable will reduce our ability to borrow additional funds to adequately finance our operations and expansion strategies. If we violate our loan covenants, default on our obligations or become subject to a change of control, our indebtedness would become immediately due and payable. The terms of our credit facility restrict us from incurring additional indebtedness, which could limit our ability to expand our operations. We are also subject to negative covenants that, among other things, limit our ability to sell certain assets and make certain payments, including but not limited to, dividends, repurchases of common stock and other payments outside the normal course of business, as well as prohibiting us from merging or consolidating with another corporation or selling all or substantially all of our assets.

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

None.

Item 3.    Defaults on Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
10.1	Amendment to Credit Agreement with Wells Fargo HSBC Trade Bank, N.A. (incorporated by reference to Current Report on for 8-K filed by the Company October 5, 2006
10.2	Fifth Amendment to Credit Agreement with Wells Fargo HSBC Trade Bank, N.A. (incorporated by reference to a Current Report on Form 8-K filed by the Company on October 13, 2006)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (*)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (*)

(*)  Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfoSonics Corporation

Date: November 14, 2006	By:	/s/ Joseph Ram
Joseph Ram
Chief Executive Officer

Date: November 14, 2006	By:	/s/ Jeffrey Klausner
Jeffrey Klausner
Chief Financial Officer