Form 10-K
period 2006-12-31
INFOSONICS CORP
filed 2007-04-02
CIK 1274032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File No. 001-32217

InfoSonics Corporation
(Exact name of registrant as specified in its charter)

Maryland	33-0599368
(State or other	(IRS Employer
jurisdiction of incorporation)	Identification No.)

5880 Pacific Center Blvd
San Diego, CA 92121
(Address of principal executive offices including zip code)

858-373-1600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
$0.001 par value common stock	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐ Yes ☒ No

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $45,074,756. This calculation is based upon the closing price of $6.04 of the stock on June 30, 2006 as reported by the American Stock Exchange. Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  14,400,068 shares of our common stock were issued and outstanding as of March 31, 2007.

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

Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders                                                Part III

InfoSonics Corporation
Form 10-K for the Year Ended December 31, 2006

PART I

Item 1.   Business

Company Overview

InfoSonics Corporation is one of the fastest growing distributors and providers of wireless handsets and accessories in Latin America and the United States. We provide end-to-end handset and wireless terminal solutions for carriers in both Latin America and the United States.   We distribute products of several key original equipment manufacturers, including Samsung, Alcatel/TCL, VK Corporation, LG, Novatel and others.  We also distribute semi-proprietary products under the Disney brand in Latin America, and are designing and distributing our recently announced proprietary line of products under our own verykool™ brand, which will include entry level, mid-tier and high-end products.

Our corporate headquarters is in San Diego, California and from our facility in Miami Florida, where we have our Latin America sales and executive offices, we operate a warehouse and distribution center. This distribution center services our customers in the United States and Latin America.  We also have a sales, operations, marketing, engineering, distribution and assembly facility in Mexico City, Mexico. Our distribution and solution services include product testing, approval and certification, light assembly, warehousing, logistics services (packing, shipping and delivery), marketing campaigns, warranty services and end-user support. These services are provided for original equipment manufacturers, semi-proprietary and proprietary wireless handsets and accessories, in order to facilitate sales to network carriers, agents, resellers, distributors, independent dealers and retailers in Latin America and the United States.  Additionally, we have wholly-owned subsidiaries in Latin America which conduct some of our business activities in their respective regions.

During 2006, we benefited from the increased sales of wireless handsets and accessories in Latin America, and we believe we have established solid relations with many carriers in the region which could assist us as we move forward with our proprietary line of verykoolTM wireless handsets and accessories.  Prior to 2005, we had operated a retail kiosk business, which we discontinued in 2004, and is included in our statement of operations as Discontinued Operations. See Note 2 to our Consolidated Financial Statements for financial information relating to this discontinued operation. During 2005, we significantly changed our business model from selling products to dealers and agents in the United States and Latin America to providing products, services and solutions primarily to carriers in such regions. As a result, we believe that this shift in customer focus enables us to better service our customers and vendors as we play a more important role in the supply chain for wireless handsets and accessories.

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

On May 30, 2006, our Board of Directors approved a two-for-one stock split of our outstanding common stock.  The stock split was accomplished through a 100% stock dividend, providing our stockholders with one additional share of common stock for every one share held by them as of the record date.  The split was consummated on June 19, 2006 to stockholders of record as of June 9, 2006.  Immediately following the stock split, our outstanding shares of common stock increased from 6,948,034 shares to 13,896,068.  All share and per share amounts for all periods presented in this report (unless otherwise stated) have been adjusted to reflect this stock split.

Overview of Wireless Telecommunications Industry

Rapid technical developments over the last few years within the wireless telecommunications industry have allowed wireless subscribers to talk, send and receive text messages, send and receive e-mails, capture and transmit digital images, send and receive multimedia messages, play games, listen to music and browse the Internet using all-in-one wireless handsets. Wireless handsets, accessories and services also are being used around the world to provide monitoring, point-of-sale transaction processing, inter-device communications, local area networks, location monitoring, sales force automation, and customer relationship management. While there is currently not a significant demand for some of these more advanced services and accessories in the markets we service, as the demand develops in our markets, we believe that end-users will desire to take advantage of new services and will need handsets with updated technology. As a result of these advances and new services, we believe that the handset replacement cycle will continue to shorten, as consumers adapt to the utilization of these services, which will require new and more advanced handsets, leading to increased handset sales. As these new services and the respective handsets become more readily available for the markets we service and are in more demand by end-users, we expect to continue distributing the accessories and handsets, including those with these advanced services, in the same manner that we currently distribute existing products.

In addition to our current distribution services, we engage in technical and other high-level customization services in order to prepare products for some customers. We believe that these customization upgrades and services will enable us to continue to offer innovative new products, which we should be able to offer to current and new customers in the geographic regions we operate.

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

According to Deutsche Bank’s Wireless Equipment Signale to Noise (S2N) report dated January 2007, worldwide mobile handset sales are expected to nearly double from 646 million handsets sold in 2004 to more than 1.2 billion handsets in 2008. The Deutsche Bank report also estimated that North American handset sales will increase from 115 million in 2004 to 164 million in 2008 and Latin American handset sales will increase from 51 million in 2004 to 121 million in 2008. The chart below summarizes the annual estimates and sales trends.

Worldwide Mobile Handset Forecast
(Actual and Estimated Handset Sales in Millions)

	2004	2005	2006	2007 E	2008 E
North America	115.2	132.5	146.9	154.3	164.2
Year over Year Growth	15%	11%	5%	6%
Latin America	50.7	82.5	101.4	111.7	120.8
Year over Year Growth	63%	23%	10%	8%
Total Handset Sales	645.6	795.6	956.2	1,069.9	1,166.6
Year over Year Growth	23%	20%	12%	9%

Source: Deutsche Bank’s Wireless Equipment Signale to Noise (S2N) report dated January 2007.

We believe the following factors are influencing the wireless telecommunications industry and market, including the increase in handset sales.  As a percentage of total sales, replacement handset sales are growing at an increasing rate. We believe such growth is based on customer churn, advances in technology, new activations, repair costs and industry consolidation. In addition, we expect that continued downward pressure on pricing will cause customers to more frequently upgrade and replace their handsets.

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

New Activations.   The mobile handset penetration rate of the populations in the regions where we sell handsets varies greatly. Some countries are as low as 25% penetration and the highest is 85% penetration.  We believe overall penetration at the end of 2006 to be approximately 54% in Latin America and approximately 80% in the United States   New activations also drive handset sales.

Repair Costs.   In many cases, the cost of the repair and replacement of components for handsets is prohibitive as compared to the cost of a new product, thus having a positive effect on handset sales.

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

•              introducing and marketing our semi proprietary and proprietary products;

•              expanding the number of manufacturers we represent; and

•              creating partnerships or making acquisitions that allow us to expand our customer base, and product offerings.

Leverage Infrastructure and Increase Market Share.

We have our distribution center and warehouse operations in Miami, Florida and we have sales representation in the United States and many countries in Latin America. We also have a sales, operations, marketing, engineering, distribution and assembly facility in Mexico City, Mexico. By utilizing the geographic diversity of this existing infrastructure, and our established relationships with manufacturers, we believe we can increase our sales with relatively low additional cost, resulting in increased earnings. In addition, we have customized a licensed software package for an information and customer management system that allows our employees to track customer order status from purchase order to assembly line positioning and then to delivery. This system also enables tracking and identification of customer and geographic trends, in addition to providing management with real-time information on each individual order. This system is scalable, and under constant improvement to streamline operations and maximize operational efficiencies. The system also analyzes and tracks our relationships with manufacturers and other suppliers so that we can compare our purchasing trends with the overall market. We will continue to make investments in our infrastructure so as to continually enhance our ability to serve our customers and attempt to increase sales.

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

Geographic Expansion.

During 2006, we opened a facility in Mexico to be used for assembly, testing, warehousing and logistics of products for Mexico as well as other Latin American markets.  In addition, the new facility will serve as InfoSonics de Mexico headquarters, and the main sales office for a Mexico-based sales force.  During 2005, we expanded our operations through enhanced warehouse and operational facilities in Miami, Florida. In addition, we continue our growth in Latin America and may add  appropriate warehouse and operational locations in Latin America to service our customers in the region. These activities are intended to expand our geographic presence, increase our customer base, improve our product portfolio, and add new capabilities and service offerings. We have established subsidiaries in Latin America and acquired a company doing business in Argentina. These additions have the potential to advance, and potentially accelerate, our expansion into those regions.

Improve Operating Efficiencies.

We constantly monitor our operations to improve our cost structure in order to maintain and increase both profitability and productivity. We continuously evaluate opportunities more efficiently by monitoring returns on invested capital, working to obtain better purchase terms, more effectively utilizing our limited capital resources, implementing workforce management programs, and centralizing back-office operations.

Introduce and market Semi- proprietary and Proprietary Products.

During 2006, we created a marketing campaign entitled “verykool™”, and the reception of that concept prompted us to launch our proprietary line of products under the verykool™ brand.  We believe that owning our own brand will enable us to increase our gross margins and operating margins in the long term. We also sell and market Disney branded handsets in Latin America.

Expand Manufacturer Relationships.

We emphasize developing new, and improving our existing, wireless handset manufacturer relationships to broaden our product portfolio. We accomplish this by expanding product lines, brands and technologies within the markets we serve, thereby extending our reach. In particular, we are currently focusing on expanding our product portfolio to include the newest products, which provide data, entertainment, and imaging functionality to wireless handset users. We currently have relationships with several manufacturers and are working to develop distribution relationships with others as well as with new, innovative manufacturers. We believe that by expanding our manufacturing relationships, we can offer the most innovative product lines, brands and technologies within the markets we serve.

Products and Services

Sources of Sales.

We generate revenues by distributing and selling wireless handsets and accessories in the United States and Latin America. Included in our distribution sales are the services and solutions we provide to carriers. These services are an integral part of the sale and are included in the sales price to the carrier. As a part of our distribution activities, when requested by our customers we perform value added services that are included in our product price. These services include but are not limited to programming, locking, software loading, packaging, and quality assurance testing. Since discontinuing our retail kiosk business in October 2004, all of our revenues have been from distribution and related services. The financial statements included herein have been adjusted to show the discontinued operations separately.

Customers/Principal Markets/Methods of Distribution.

Our current Latin American customers include carriers and resellers.  Our United States customers include rural service carriers, agents, resellers, distributors and retailers. The principal markets for our distribution products and services are our current distribution customer base as well as carriers within the regions we operate. During 2006, we provided products and services to approximately 150 customers. Our three largest customers in fiscal 2006 represented 20%, 19% and 17% of our net sales. All three of these customers are carriers in Latin America. We sell our products pursuant to customer purchase orders and ship products by common carrier based on customer specified delivery dates.

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

Vendors

We have established key relationships with many of the leading manufacturers of wireless telecommunications equipment. In 2006, we purchased inventory from more than 20 wireless mobile device and accessory manufacturers and other suppliers. Certain of our suppliers, depending on any number of factors including manufacturer promotion, product introduction, and sales volume, among others, may provide favorable purchasing terms to us, including price protection, cooperative advertising, volume incentive rebates, stock balancing and marketing allowances. Some of these terms are provided for in our contracts, whereas others are offered from time to time when the manufacturer desires to do so. Product manufacturers typically provide limited warranties directly to the end-user.

In 2006 Samsung Electronica Da Amazonia Ltda., and Samsung Electronics LatinoAmerica Columbia SA accounted for approximately 59% and 20%, respectively, of our total cost of sales.

As of March 31, 2007, we have written agreements with many of our supplier-manufacturers for distribution in Latin America and the United States, including the Samsung affiliates mentioned above. These agreements are subject to certain conditions and exceptions, primarily concerning the retention by these suppliers of certain direct accounts, and restrictions of territory regarding our resale of products.  In addition, we purchase products from other manufacturers and suppliers pursuant to purchase orders placed from time to time in the ordinary course of business for products to be sold in Latin America and the United States. Most of our agreements with suppliers are non-exclusive, with the exception of the suppliers for our proprietary verykool™ products, for which we have world-wide exclusive rights on those proprietary models.  Although we do not have written agreements with all of our manufacturers and suppliers, we believe we will have adequate product flows in the future to fulfill our reasonably foreseeable product requirements.  With our verykool™ line of products we have the exclusive rights to those specific products on a worldwide basis.

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

As of December 31, 2006, we employed and or contracted labor of 20 sales and marketing professionals who are involved in distribution and who market to existing and potential customers in their respective assigned territories through in person meetings, telephone, and e-mail interaction and notification of special promotions. Potential new customers are located primarily through our database, as well as industry publications and journals. Each sales person is compensated based on wireless handset sales, customer acquisition and retention and profitability.

In 2006, approximately 95% of our net sales were to customers outside the United States, consisting of 62% in South America and 33% of our net sales  in Central America; the remaining 5% of our net sales resulted from sales in the United States.  In 2006, Argentina and Guatemala, represented 59% and 13% respectively of our net sales. In 2005, approximately 31% of our net sales resulted from sales to customers in the United States, the other 69% was to customers outside the United States, consisting of 50% in South America and 19% in Central America.  In 2005, Argentina, represented 50% of net sales.  In 2004, approximately 88% of our net sales resulted from sales to customers in North America and 12% of our net sales resulted from sales to customers Latin America and approximately 0.1% of our net sales resulted from sales to customers in Europe.

As of December 31, 2006, all of our long-lived assets were in the United States and Mexico.

Seasonality

Our business historically has experienced increased sales during the third quarter of the calendar year due to holidays in some regions where we have customers. In addition, if unanticipated events occur, including delays in securing adequate inventories of competitive products at times of peak sales or significant decreases in sales during these periods, it could result in a material decrease in our revenues and losses or lower profits. Our operations may be influenced by a number of seasonal factors in the countries and markets in which we operate.

Competition

The industry and markets where we operate are highly competitive and such competition may increase in the future. Wireless handsets are subject to price competition and price erosion over the lives of the products. We compete on a number of factors including product pricing, level of services offered, market and product knowledge, customer service, product availability and overall value provided to our customers. Our competitors could possess substantially greater financial, marketing, personnel and other resources than we do, which could enable them to withstand substantial price competition, launch new products and implement extensive advertising and promotional campaigns. Historically, the barriers to entry have been relatively low for the distribution of wireless handsets. Our ability to continue to compete successfully will be largely dependent on our ability to anticipate and respond to various competitive and other factors affecting the industry, including new or changing outsourcing requirements; new information technology requirements; new product introductions; inconsistent or inadequate supply of product; changes in consumer preferences; demographic trends; regional and local economic conditions; and discount pricing strategies and promotional activities by competitors.

We compete for sales of wireless handsets and accessories, and anticipate that we will continue to compete, with well-established carriers and distributors.  In addition with our verykool™ products we will compete with manufacturers, including some of our current suppliers. Manufacturers, including our own suppliers, also sell their products directly to some large carriers, and as these carriers grow in size, they may pose more of a competitive threat to our business by circumventing our distribution system in favor of doing business directly with manufacturers. Our competitors in the United States and Latin America include wireless equipment manufacturers, carriers and other dedicated wireless distributors such as BrightPoint, Inc., Brightstar Corporation and CellStar Corporation.

Employees

As of December 31, 2006, we had 52 employees and contractors. Of these employees, seven were in management positions, 20 were engaged in sales and marketing, 15 were in service operations, and 10 were in finance and administration (including information technology employees). From time to time, we utilize temporary employees to perform warehouse functions. Our employees are not covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Available Information

Our website at www.infosonics.com provides a link to the Securities and Exchange Commission’s website where our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (including exhibits and supplementary schedules) and amendments to those reports, filed with or furnished to the SEC under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, can be accessed free of charge. Further, copies of these reports are located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding our filings, at www.sec.gov.  Our website also provides links to the charters for our Audit, Compensation and Nominating & Governance Committees as well as our Codes of Business Conduct and of Ethics, which can be accessed free of charge at http://www.infosonics.com/corporate_governance.aspx.

Item 1A.   Risk Factors

Risks Relating to Our Business

Our operating results may vary significantly, which may cause our stock price to fluctuate.

Our operating results are influenced by a number of factors, which may cause our sales and operating results to fluctuate greatly. These factors include:

•              product availability and pricing;

•              the addition or loss of supplier or customer relationships;

•              the timing of introduction of new products by our suppliers and competitors;

•              purchasing patterns of customers in different markets;

•              general economic conditions;

•              promotions and subsidies; and

•              gross margins

We buy a significant amount of our products from a limited number of suppliers, who may not provide us with competitive products at reasonable prices when we need them in the future.

We purchase wireless handsets and accessories principally from wireless communications equipment manufacturers and distributors. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing and other terms. In 2006, two vendors accounted for 59% and 20% respectively of our total cost of sales. We currently have two exclusive and several non-exclusive agreements with our principal suppliers, which can be terminated on short notice and provide for certain territorial restrictions. Our suppliers may not offer us competitive products on favorable terms or with timely delivery. In addition new products from other manufacturers could impact the demand for products from manufacturers we represent. From time to time, we have been unable to obtain sufficient product supplies. Any failure or delay by our suppliers, particularly our three primary vendors, in supplying us with products on favorable terms may severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if these suppliers are unable to fulfill our product needs, or if any principal supplier imposes substantial price increases and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations.

The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers will have a negative impact upon our revenues and could cause our stock price to decline.

Our three largest customers in fiscal 2006 represented 20%, 19% and 17% of our net sales. All three of these customers are carriers in Latin America. The markets we serve are subject to severe price competition. Additionally, our customers are not contractually obligated to purchase product from us. For these and other reasons such as competitive pricing and competitive pressures, customers may seek to obtain products or services from us at lower prices than we have been able to obtain from these customers in the past. This could occur, for example, in the case of a customer purchasing large quantities of a product from us, who then terminates this relationship because the customer can obtain a lower price by buying directly from the manufacturer. The loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity. We have experienced losses of certain customers through industry consolidation and ordinary course of business and there can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.

Our future profitability depends on our ability to maintain or increase existing margins and our ability to increase our sales, which we may not be able to do.

The gross margins that we realize on sales of wireless handsets could be reduced due to increased competition or a growing industry emphasis on cost containment. Therefore, our future profitability will depend on our ability to maintain or increase our margins or to increase our sales to help offset potential future declines in margins. We may not be able to maintain or increase existing margins for products or services we offer or increase our sales. Our ability to generate sales is based upon demand for wireless handset products and our having an adequate supply of these products. Even if our sales rates increase, the gross margins that we receive from our sales may not be sufficient to make our future operations profitable or as profitable.

Our business depends on the continued tendency of wireless handset manufacturers and carriers to outsource aspects of their business to us.

Our business depends in large part on wireless handset manufacturers and carriers outsourcing some of their business functions to us. We provide functions such as product approval and testing, inventory management, product fulfillment, preparation of product kits, and customized packaging, light assembly and end-user support services. Certain wireless handset manufacturers and carriers have elected, and others may elect, to undertake these services internally. Additionally, our customer service levels, industry consolidation, competition, deregulation, technological changes or other factors could reduce the degree to which members of the wireless handset industry rely on outsourced services such as the services we provide. Any significant change in the market for these services could have  a material adverse effect on our current and planned business. We may not be able to effectively compete in our industry if consolidation of carriers continues.

The past several years have witnessed a consolidation within the wireless carrier community. If this trend continues, it could result in a reduction or elimination of promotional activities by the remaining wireless carriers as they seek to reduce their expenditures which could, in turn, result in decreased demand for our products or services. Moreover, consolidation of wireless carriers reduces the number of potential contracts available to us. We could also lose business if wireless carriers, which currently are our customers, are acquired by other wireless carriers which are not our customers. Wireless carriers may also change their policy regarding sales to their agents by independent distributors, such as requiring those agents to purchase products from the carrier or manufacturer, rather than from distributors such as us. This type of requirement could have a material adverse effect on our business and results of operations.

Stockholders have been and may be diluted as a result of past or future offerings or other financings or equity grants.

We may in the future raise additional capital through one or more public offerings, private placements or other financings involving our securities or make stock option or other equity incentive grants. As a result of these financings or grants, ownership interests in us may be diluted, potentially substantially.

In January 2006, we sold an aggregate 2,200,000 shares of our common stock at $6.55 per share, for total gross proceeds of $14,410,000. The purchasers were also issued warrants to purchase an aggregate of 660,000 shares of our common stock at an exercise price of $9.19 per share during the period beginning six months after the date of the purchase agreement and ending four years from the date of the purchase agreement. As part of the sale, we also issued three-year term warrants to purchase a total of 57,200 shares to placement agents with varying exercise prices (44,000 shares at $6.88 per share and 13,200 at $9.65 per share).

Additionally, in April and June 2006, we granted stock options to purchase an aggregate of 32,000 and 50,000 of our common stock to certain employees. These options have exercise prices of $5.33 and $15.17 per share and expire five years from the date of grant.  In August of 2006, we granted stock options to purchase an aggregate of 15,000 and 10,000 to certain employees and a chairman of a board committee. These options have exercise prices of $5.12 and $5.91, respectively per share and expire five years from the date of grant. Also in June 2006, our stockholders approved previously granted options to purchase an aggregate of 180,000 of our common stock to certain non-employee directors. These options have exercise prices of $1.65 and $8.12 per share and expire five and three years, respectively, from the date of grant. As a result of these issuances and grants, ownership interests in us have been, and may be in the future, further diluted.

Class action and derivative lawsuits have been filed against us, our board of directors and certain of our officers, and other lawsuits may be instituted against us from time to time.

We are currently, and from time to time in the future may become, subject to claims and litigation, which could be expensive, lengthy, and disruptive to our normal business operations. In addition, the outcome of any claims or litigation may be difficult to predict and could have a material adverse effect on our business, operating results or financial condition. For further information regarding certain claims and litigation in which we are currently involved, see “Item 3. Legal Proceedings”.

Our sales and inventory risk may be materially affected by fluctuations in regional demand patterns and economic factors for which we cannot plan.

The demand for our products and services has fluctuated and may continue to vary substantially within the regions served by us. We believe the roll-out of third generation, or 3G, cellular telephone systems and other new technologies, which have been delayed and could further be delayed, have had and will continue to have an effect on overall subscriber growth and wireless handset replacement demand. Economic slow-downs in regions served by us or changes in promotional programs offered by wireless carriers may lower consumer demand for our products and create higher levels of inventories which could decrease our gross and operating margins. We could face a substantial inventory risk due to depreciation and equipment price erosion if our products are not sold in a timely manner.

We may not be able to adequately respond to rapid technological changes in the wireless handset industry, which could cause us to lose customers.

The technology relating to wireless handsets changes rapidly resulting in product obsolescence or short product life cycles. We are required to anticipate future technological changes in our industry and to continually identify, obtain and market new products in order to satisfy evolving industry and customer requirements. While our top vendors have historically kept their products competitive in terms of technological changes, there is no guarantee they will continue to do so, which could materially effect our business. Competitors or manufacturers of wireless handsets may market products which have perceived or actual advantages over products that we handle or which otherwise render those products obsolete or less marketable. We have made and continue to make significant capital investments in accordance with evolving industry and customer requirements including maintaining levels of inventories of currently popular products that we believe are necessary based on current market conditions. This utilization of capital for inventory buildup of this nature increases our risk of loss due to product obsolescence. Furthermore, if we do not adequately anticipate future technological changes, we may not have established adequate relationships with suppliers.

Substantial defaults by our customers on accounts receivables could have a significant negative impact on our cash flow and financial condition.

We currently offer and intend to offer open account terms to certain of our customers, both large and small, which may subject us to credit risks, particularly to the extent that our receivables represent sales to a limited number of customers or are concentrated in particular geographic markets. Although we have two accounts receivable insurance policies, these policies carry a substantial co-insurance factor and may not cover our liability in all instances. We also have an accounts receivable-based credit facility in order to reduce our working capital requirements. The extent of our ability to use our accounts receivable-based credit facility is dependent on the amount of and collection cycle of our accounts receivable. Adverse changes in our ability to use accounts receivable financing could have a material adverse effect on our financial position, cash flows and results of operations.

We rely on our suppliers to provide favorable terms, including payment terms, in order for us to make appropriate product purchases, and without such terms, our ability to procure products could be impacted.

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

Approximately 95% of our revenues during the fiscal year ended December 31, 2006 were generated outside of the United States in countries that may have volatile currencies or other risks.

We engage in significant sales activities in areas outside of the United States, particularly South and Central America. We also maintain a facility in Mexico. The fact that we have a facility in and distribute products into a number of countries other than the United States exposes us to increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater and more unpredictable inflationary pressures, and shipping delays. Changes may occur in social, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the territories and countries where we currently distribute products. United States laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could have a material adverse effect on our business and operations. Although we purchase and sell products and services in United States dollars and do not engage in exchange swaps, futures or options contracts or other hedging techniques, fluctuations in currency exchange rates could reduce demand for products sold in United States dollars. We cannot predict the effect that future exchange rate fluctuations will have on our operating results. We may in the future engage in currency hedging transactions, which could result in our incurring significant additional losses.

We rely on our information technology system to function efficiently, without interruptions, and if it does not, customer relationships could be harmed.

We have focused on the application of our information technology system to provide customized services to wireless handset  manufacturers and carriers. Our ability to meet our customers’ technical and performance requirements is highly dependent on the effective functioning of our information technology systems, which may experience interruptions, including aspects provided by third-party providers. These business interruptions could cause us to fall below acceptable performance levels pursuant to our customers’ requirements and could result in the loss of the related business relationship. Some of our information technology systems are managed and operated by third party providers. All information technology systems, both internal and external, are potentially vulnerable to damage or interruption from a variety of sources, including, without limitation, computer viruses, security breaches, energy blackouts, natural disasters, terrorism, war and telecommunication failures and third-party provider failures. We have implemented various measures to manage our risks related to system and network disruptions, but a systems failure or security breach could negatively impact our operations and financial results.

We have outstanding indebtedness, which is secured by substantially all our assets and which could prevent us from borrowing additional funds, if needed.

We had outstanding debt in the amount of approximately $25.6 million at December 31, 2006 in the form of a bank line of credit, the borrowing base of which is based on a percentage of eligible accounts receivable. If we violate our loan covenants, default on our obligations or become subject to a change of control, our indebtedness would become immediately due and payable. Any significant decrease in our level of eligible accounts receivable will reduce our ability to borrow additional funds to adequately finance our operations and expansion strategies. The terms of our credit facility could substantially prohibit us from incurring additional indebtedness, which could limit our ability to expand our operations. We are also subject to negative covenants that, among other things, limit our ability to sell certain assets and make certain payments, including but not limited to, cash dividends, repurchases of common stock and other payments outside the normal course of business, as well as prohibiting us from merging or consolidating with another corporation or selling all or substantially all of our assets.

Our continuing liabilities on leases from our former mall-based retail kiosk locations could have a negative impact on earnings and cash flow.

Although we have assigned our five remaining retail leases to a third party and we have received indemnification from the third party, we remain liable to the lessor for the respective remaining lease terms of one or two years, if the third party does not fulfill its obligations under the leases. As of December 31, 2006, the total potential liability under these leases was $573,435 exclusive of a $95,044 escrow deposit held for our benefit to the extent that the third party should default on any of the assigned leases. This escrow is not reflected on our financial statements however this potential lease liability is included in the footnotes to our Consolidated Financial Statements.

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

The wireless handset industry is intensely competitive and we may not be able to continue to compete against well established competitors with greater financial and other resources.

We compete for sales of wireless handsets and accessories, and expect that we will continue to compete, with numerous well-established carriers, distributors and manufacturers, including our own suppliers. Many of our competitors possess greater financial and other resources than we do and may market similar products or services directly to our customers. Distribution of wireless handsets and accessories has generally had low barriers to entry. As a result, additional competitors may choose to enter our industry in the future. The markets for wireless handsets and accessories are characterized by intense price competition and significant price erosion over the life of a product. Many of our competitors have the financial resources to withstand substantial price competition and to implement extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter into new markets or introduce new products. Our ability to continue to compete successfully will depend largely on our ability to maintain our current industry relationships, both manufacturers and carrier customers. We may not be successful in anticipating and responding to competitive factors affecting our industry, including new or changing outsourcing requirements, the entry of additional well-capitalized competitors, new products which may be introduced, changes in consumer preferences, demographic trends, international, national, regional and local economic conditions and competitors’ discount pricing and promotion strategies. As wireless telecommunications markets mature and as we seek to enter into new markets in the Latin American region and offer new products in the future, the competition that we face may change and grow more intense.

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

Lawsuits or claims have been filed or made against manufacturers of wireless handsets alleging possible medical risks, including brain cancer, associated with the electromagnetic fields emitted by wireless handsets. There has been only limited relevant research in this area, and this research has not been conclusive as to what effects, if any, exposure to electromagnetic fields emitted by wireless handsets has on human cells. Substantially all of our revenues are derived, either directly or indirectly, from sales of wireless handsets. We may become subject to lawsuits filed by plaintiffs alleging various health risks from our products. If any future studies find possible health risks associated with the use of wireless handsets or if any damages claim against us is successful, it could have a material adverse effect on our business. Even an unsubstantiated perception that health risks exist could adversely affect our ability or the ability of our customers to market wireless handsets.

Risks Related To Our Common Stock

Our common stock, and our stock price could be volatile and could decline, resulting in a substantial loss on your investment.

Prior to our initial public offering in June 2004, there was not a public market for our common stock. An active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares. The stock market in general and the market for telecommunications-related stocks in particular, has been highly volatile. As a result, the market price of our common stock is likely to be volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations.

The ability of our stockholders to control our policies or effect a change in control of our company is limited, which may not be in our stockholders’ best interests.

Some provisions of our charter and bylaws and the General Corporation Law of Maryland, under which we are incorporated, may delay or prevent a change in control of our company or other transactions that could provide our common stockholders with a premium over the then-prevailing market price of our common stock or that might otherwise be in the best interests of our stockholders. These include the ability of our Board of Directors to authorize the issuance of preferred stock without stockholder approval, which preferred stock may have voting provisions that could delay or prevent a change in control or other transaction that might involve a premium price or otherwise be in the best interests of our stockholders. Maryland law imposes restrictions on some business combinations and requires compliance with statutory procedures before some mergers and acquisitions can occur. These provisions of Maryland law may have the effect of discouraging offers to acquire us even if the acquisition would be advantageous to our stockholders.

Our largest stockholder may have strategic interests that differ from those of our other stockholders, and can significantly influence important corporate matters.

As of March 31, 2007, Joseph Ram, our Chief Executive Officer beneficially owned approximately 32% of our outstanding common stock. As a result, Mr. Ram may be able to significantly influence corporate actions relating to:

•                                          controlling the composition of our board of directors;

•                                          controlling our management and policies;

•                                          determining the outcome of significant corporate transactions, including changes in control that may not be beneficial to other stockholders; and

•                                          acting in his own interest, which may conflict with, or be different from, the interests of other stockholders.

Item 1B.                 Unresolved Staff Comments—N/A

Item 2.                        Properties.

Our corporate headquarters, United States sales and operations are located in San Diego, California.  We provide our distribution and other value added services from our sales and operations center in Miami, Florida.  Our facility in Mexico is also used for sales, marketing, engineering, distribution and assembly. These facilities are occupied pursuant to operating leases. The table below summarizes information about our sales and operations centers as of December 31, 2006:

	Aggregate Square Footage	Approximate Monthly Rent
San Diego, California*	32,000	$36,000
Miami, Florida	23,000	$15,000
Mexico City, Mexico	20,000	$11,000

*                Does not include reduction of square footage or monthly rent for subleased space. We subleased approximately 20,000 square feet of space in the San Diego, CA facility to two subtenants for which we received approximately $42,000 per month in rent.  In February 2007, one of the subtenant leases terminated and we are currently negotiating a new sublease for a portion of that space.

We believe that these facilities are adequate for our current requirements and that suitable alternative or additional space will be available as needed for alternative space or to accommodate future expansion of our operations.

Item 3.                          Legal Proceedings.

In the normal course of our business, we may be a party to legal proceedings. Except as disclosed below, we are not currently a party to any material legal proceedings other than ordinary routine litigation incidental to our business.

Securities Class Actions

Six securities actions, originally filed between June and July 2006, were recently consolidated as In Re: InfoSonics Corporation Securities Litigation, Lead Case No. 06 CV 1231 before Judge Moskowitz in the Southern District of California.  Plaintiffs’ consolidated complaint was filed on February 14, 2007. Plaintiffs assert claims for violation of section 10(b) of the Exchange Act and associated Rule 10b-5, 20(a) and 20A in connection with the Company’s restatement announced June 12, 2006 and allegedly false and/or misleading statements and accounting related to the Company’s distribution agreement with VK Corporation.  Plaintiffs seek a declaration that their action is a proper class action pursuant to Rule 23(a) and (b)(3), unspecified damages, prejudgment and post-judgment interest, attorneys’ fees, expert witness fees, other costs, and other unspecified relief.  The plaintiffs purport to represent a class of purchasers of the Company’s stock during the period February 6, 2006 to August 9, 2006.  The defendants anticipate filing a motion to dismiss the consolidated complaint on the grounds, among others, that the plaintiffs have failed to adequately plead violations of the securities laws.  Defendants’ response to the consolidated complaint is due April 10, 2007.  The motions are currently scheduled to be heard on June 15, 2007.  As of this time, the Court has not set a date for trial or completion of discovery.

Derivative Lawsuits

The three derivative lawsuits originally filed on June 27, 2006, July 14, 2006, and July 28, 2006 in the United States District Court for the Southern District of California, purportedly on behalf of the Company against certain of our officers and directors, and the Company as a nominal defendant, have been consolidated as In Re InfoSonics Corporation Derivative Litigation, Lead Case No. 06 CV 1336, and transferred to Judge Moskowitz in the Southern District of California.  Plaintiffs’ consolidated complaint was received on November 8, 2006.  It asserts claims for disgorgement under the Sarbanes-Oxley Act of 2002, violation of Section 14(a) of the Exchange Act, violation of California Corporations Code section 25403, violation of California Corporations Code section 254403, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and an accounting, in connection with the Company’s restatement of first quarter 2006 earnings and in connection with allegations of wrongdoing with respect to granting, exercising, accounting and reporting of the stock options that the Company granted in December 2005.  Plaintiffs seek unspecified damages, declaratory relief regarding the Sarbanes-Oxley Act of 2002, Section 14(a) of the Exchange Act, and the legality of stock options, a constructive trust, restitution, disgorgement, modification of certain corporate governance and internal procedures, extraordinary equitable and/or injunctive relief, costs, and such other relief as is just and proper.  On January 12, 2007, defendants filed a motion to dismiss on the grounds, among others, that the plaintiffs had failed to make a demand on the Company’s board of directors and to adequately allege their other purported claims.  The two non-resident director defendants also filed motions to dismiss based upon a lack of personal jurisdiction in California.  The motions are currently scheduled to be heard on April 27, 2007.  As of this time, the Court has not set a date for trial or completion of discovery.

Item 4.                          Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock commenced trading on June 17, 2004 on the American Stock Exchange under the symbol “IFO.”  Effective August 3, 2006, our Common Stock ceased trading on the American Stock Exchange and commenced trading on The NASDAQ Stock Market LLC under the symbol “IFON,” where it has traded since such date.

Fiscal Year 2006	High	Low
First Quarter	$11.62	$4.63
Second Quarter	$16.76	$4.93
Third Quarter	$9.70	$5.12
Fourth Quarter	$6.87	$3.85

Fiscal Year 2005	High	Low
First Quarter	$1.84	$1.26
Second Quarter	$1.58	$1.19
Third Quarter	$2.48	$1.39
Fourth Quarter	$9.36	$2.00

As of March 27, 2007 the closing price of our common stock on The NASDAQ Global Market was $3.65 and there were approximately 10 shareholders of record.

We have not paid any cash dividends and do not expect to pay any cash dividends in the foreseeable future. We are also prohibited from paying cash dividends pursuant to our line of credit agreement. We expect to utilize future earnings to finance future growth.

Item 6.                          Selected Financial Data.

The summary consolidated historical financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and the related notes, and the other information included in this annual report. The summary financial data for each of the five years in the period ended December 31, 2006 is derived from our Consolidated Financial Statements, which have been audited by Singer Lewak Greenbaum & Goldstein LLP, independent registered public accountants, for the years ended December 31, 2002, 2003, 2004, 2005 and 2006. The summary financial data provided below is not necessarily indicative of our future results of operations or financial performance.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Operating Data:
Net sales	$240,896,482	$145,790,957	$73,406,390	$60,885,347	$44,534,671
Cost of sales	222,127,182	133,689,921	67,863,339	56,083,862	41,298,258
Gross profit	18,769,300	12,101,036	5,543,051	4,801,485	3,236,413
Operating Expenses	15,306,710	8,367,839	4,210,198	3,563,187	2,554,938
Operating income from Continuing Operations before interest expense and tax provision	3,462,590	3,733,197	1,332,853	1,238,298	681,474
Income (loss) from Discontinued Operations	(692)	368,723	(890,840)	562,181	(21,536)
Net income (loss)	$2,538,822	$2,707,122	$38,096	$1,139,013	$426,757
Diluted weighted-average number of shares outstanding	15,815,339	12,282,442	9,975,584	7,816,196	7,280,662
Diluted earnings (loss) per share Continuing Operations	$0.16	$0.19	$0.09	$0.07	$0.06

	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Total assets	$82,970,465	$37,036,809	$18,719,756	$12,698,819	$6,021,013
Line of Credit	25,648,614	10,000,000	2,564,115	5,236,432	2,300,000
Short term debt	—	—	—	30,000	57,031
Current portion of notes payable-related parties	—	—	—	—	60,711
Total shareholders’ equity	$37,906,779	$18,043,832	$12,439,011	$2,397,500	$1,067,966

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis of financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and our accompanying Consolidated Financial Statements and related notes, as well as the “Risk Factors” and other information contained in this annual report. Our Consolidated Financial Statements, have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities at the financial statement date and reported amounts of revenue and expenses during the reporting period. On an on-going basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies,” and have not changed significantly since our annual report for fiscal 2005.  All references to results of operations in this discussion are references to results of continuing operations, unless otherwise noted.

Forward Looking Statements

Certain statements in this document constitute “forward-looking statements.” These forward-looking statements involve known or unknown risks, uncertainties and other factors that may be outside our control and that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, the actions of competitors, suppliers and customers are generally outside of our control; and our ability to execute our business plans and to increase revenues and operating income is each dependent upon our ability to continue to expand our current businesses and to enter new business areas, as well as upon general economic conditions, and other factors, including the factors identified as “Risk Factors” in this annual report and from time to time in our other SEC filings. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We do not intend to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Overview

We are one of the fastest growing distributors and providers of wireless handsets and accessories in Latin America and the United States. We provide end-to-end handset and wireless terminal solutions for carriers in both Latin America and the United States.   We distribute products of several key original equipment manufacturers, including Samsung, Alcatel/TCL, VK Corporation, LG, Novatel and others.  We also distribute semi-proprietary products under the Disney brand in Latin America, and are designing and distributing our recently announced proprietary line of products under our own verykool™ brand, which will include entry level, mid-tier and high-end products.

As an integral part of our customers’ supply chain, we perform value added services and solutions, including product approval and certification, light assembly, warehousing, logistics services (packing, shipping and delivery), marketing campaigns, warranty services and end-user support. We provide these services for wireless handset manufacturers in order to facilitate sales to carriers, agents, resellers, distributors, independent dealers and retailers in Latin America and the United States. During 2005, we significantly changed our business model from selling products to dealers and agents in the United States and Latin America to providing products, services and solutions primarily to wireless carriers in such regions. As a result, we believe that this shift in customer focus enables us to better service our customers and vendors as we play a more important role in the supply chain for wireless handsets and accessories.  As well in 2006, we introduced a proprietary line of handsets and accessories under the verykool™ brand and a semi proprietary Disney branded handset for Latin America.

Areas of Management Focus and Performance Indicators

We focus on the needs of our customers, developing and maintaining close relationships with manufacturers, expanding in and entering into new markets, and sourcing new and innovative products, while maintaining close attention to operational efficiencies and costs. We intend to increase shipping volumes and improve efficiencies to enable higher levels of profitability and earnings growth.  We provide distribution and other services for Original Equipment Manufacturers, such as Samsung, as well as semi-proprietary products, such as Disney in Latin America, and our own proprietary line of verykool™ handsets.  Performance indicators that are key for the monitoring and management of our business include operating and net income, cost of sales and gross margin percentage, operating expenses as a percent of revenues, and overall net sales growth. We make extensive use of our customized information system to closely monitor all aspects of our business, including customer relationship management, intelligent purchasing, inventory control, and inventory flow, line item margin control for every order, and weighted average cost and statistical data for every product, customer and supplier. We believe a strong focus on providing better service to customers leads to increased customer satisfaction and retention and potential increases in sales.

Management spends a significant amount of time traveling with the purpose of spending time with key customers, suppliers and employees. We believe that these relationships are vital to our success and we will continue to dedicate a significant amount of time to this area.

Industry Trends, Challenges, Risks and Growth Opportunities

According to a January 2007 report by Deutsche Bank, in 2006, overall worldwide wireless handset sales increased by approximately 20%, and are forecasted to increase 12% in 2007 and 8% in 2008. A rapid decline in wireless handset sales growth could negatively impact our net sales. Excess supply conditions can reduce the market prices of the products we sell and therefore affect our ability to generate net sales and gross profit at historical levels and could affect the value of our inventory. Conversely, should manufacturers be unable to respond to an unanticipated increase in demand on a timely basis, we, along with others in our industry, could experience supply constraints that would affect our ability to deliver products. We are unable to quantify these effects, as it is difficult to predict future supply conditions and demand patterns which affect our ability to meet customer demand or sell handsets at an acceptable gross profit.

Company Specific Trends, Challenges Risks and Growth Opportunities

In 2006, our net sales increased by 65%, and handset units sold increased by 120%. Although we have incorporated growth into our strategy, there can be no assurances that these trends will continue and we cannot anticipate future growth to be at the same levels. Our strategy incorporates overall growth elements for each aspect of our business, which we hope will result in continued earnings growth; however there can be no assurance that this trend will continue.

	Year Ended December 31,
	2006	2005	2004
	(Amounts in 000’s)
Net sales	$240,896	$145,791	$73,406
Increase over prior year	65%	99%	21%

Results of Operations:

Year Ended December 31, 2006 Compared With Year Ended December 31, 2005

Net Sales

For the year ended December 31, 2006 our net sales increased 65% to $240.9 million compared to $145.8 million for the year ended December 31, 2005.  Such increase was primarily attributable to a 120% increase in wireless handset volume, partially offset by a 24% decrease in average selling price per unit sold.  The number of wireless handsets increased primarily as a result of an overall increase in market demand and the addition of new suppliers and customers.  The manufacturers we represent continued to launch new competitively-priced products thereby increasing demand for such products.

	Year ended December 31,		Increase
	2006	2005	(Decrease)
	(Amounts in 000’s except per share amounts)
Net Sales	$240,896	$145,791	65%
Gross Profit	18,769	12,101	55%
Income from continuing operations	2,539	2,339	9%
Diluted Earnings per share
From continuing operations	$0.16	$0.19	(16%)

During the year ended December 31, 2006, our geographic mix of net sales shifted significantly as our sales in South America and Central America increased substantially. These two regions represented 95% (62% for South America and 33% for Central America) of our net sales for the year ended December 31, 2006, compared to 69% (50% for South America and 19% for Central America) for the year ended December 31, 2005. This increase was primarily the result of our increased sales and marketing efforts in both of those regions, as well as the general increase in wireless handsets sold in those regions.  Sales in the United States made up the remainder of our sales for the year ended December 31, 2006, declining 75% to $11.4 million, or 5% of net sales, over the year ended December 31, 2005. The decrease in our United States sales resulted from increased competition and product supply constraints from our primary vendors.  During the fourth quarter of 2006, we began to see an easing of supply constraints and our sales for the United States more than doubled sequentially over the third quarter of 2005.

Net Sales by Geographic Region

	Year ended December 31,		Increase
	2006	2005	(Decrease)
	(Amounts in 000’s)
United States	$11,447	$45,575	(75%)
Central America	80,823	27,882	190%
South America	148,626	72,333	105%

Totals	$240,896	$145,790	65%

Cost of Sales, Gross Profit and Gross Margin

For the year ended December 31, 2006, cost of sales was $222.1 million, or 92.2% of net sales, compared with $133.7 million, or 91.7% of net sales, for the year ended December 31, 2005. The increase in our cost of sales was a direct result of the increased wireless handset sales volume during the year ended December 31, 2006, compared to the year ended December 31, 2005.

Our gross profit increased 55% to $18.8 million, as compared to $12.1 million for the year ended December 31, 2005. The increase in gross profit was primarily the result of increased wireless handset sales levels, partially offset by the decrease in gross margin.

For the year ended December 31, 2006, our gross margin percentage decreased to 7.8% from 8.3% for the year ended December 31, 2005.  The decrease in gross margin was primarily the result of the change of product and regional mix of our sales, including higher sales in Central America, as different products and different regions have varying margins.  We believe that the addition of the semi-proprietary and our proprietary products in 2007 will have a positive effect on our gross margins, the extent of which will depend on the relative mix of products and overall net sales.

	Year ended December 31,		Increase
	2006	2005	(Decrease)
	(Amounts in 000’s)
Cost of sales	$222,127	$133,690	66%
Gross profit	18,769	12,101	55%

Gross margin	7.8%	8.3%	(6%)

Operating Expenses and Operating Income from Continuing Operations

For the year ended December 31, 2006, operating expenses were $15.3 million, an increase of 83%, compared with $8.4 million for the year ended December 31, 2005. As a percentage of net sales, operating expenses were 6.4% and 5.7% respectively in each of the years ended December 31, 2006 and 2005. This increase was primarily the result of increased personnel costs in support of overall growth in unit volumes and geographic expansion.  During 2006, we opened a new facility in Mexico which has yet to fully realize operational efficiencies.  In addition we incurred non-cash compensation expense in 2006 of $1.5 million or 0.6% of net sales, relating to the adoption of Statement of Financial Accounting Standards (SFAS) 123(R) for valuing stock options, compared to no such expense for the fiscal year ended December 31, 2005.

Operating Expenses

	Year ended December 31,		Increase
	2006	2005	(Decrease)
	(Amounts in 000’s)
Operating expenses	$15,307	$8,368	83%
Percentage of revenue	6.4%	5.7%	12%

For the year ended December 31, 2006, our operating income from continuing operations was $3.5 million (including a non-cash expense of $1.5 million relating to the effect of adopting Statement of Financial Accounting Standards (SFAS) 123(R), compared with $3.7 million for the year ended December 31, 2005. As a percentage of net sales, operating income from continuing operations was 1.4% for the year ended December 31, 2006, as compared to 2.6% for the year ended December 31, 2005.   The decrease in operating income from continuing operations as a percentage of net sales for the year ended December 31, 2006 was a result of the non-cash expense related to SFAS 123(R) and the decrease in gross margin.

Operating Income from Continuing Operations

	Year ended December 31,		Increase
	2006	2005	(Decrease)
	(Amounts in 000’s)
Operating income from continuing operations	$3,462	$3,733	(7%)
Percentage of revenue	1.4%	2.6%	(46%)

Income from Continuing Operations

For the year ended December 31, 2006, we had income from continuing operations of $2.5 million, or $0.16 per diluted share on net sales of $240.9 million.  This is an increase of 9%, compared to the year ended December 31, 2005.

	Year ended December 31,		Increase
	2006	2005	(Decrease)
	(Amounts in 000’s)
Income from continuing operations	$2,540	$2,339	9%

Other Income (expense)

For the year ended December 31, 2006, we had other income of $107,000 as compared to an expense of $399,000 for the year ended December 31, 2005.  During 2006, we had other income from a change in fair value of a derivative liability of $399,000, and no such derivative liability in the prior year.  Interest expense for the year ended December 31, 2006 was $292,000 as compared to $399,000 for the year ended December 31, 2005, the decrease in interest expense is due to our additional cash resources as a result of the fund raising completed during the first quarter of 2006, together with our vendors increased credit lines for our purchases, which supports the increase in our accounts payable to $18.0 million at December 31, 2006 compared to $6.0 million for the year ended December 31, 2005.

	Year ended December 31,		Increase
	2006	2005	(Decrease)
	(Amounts in 000’s)
Change in fair value of derivative liability	$399	$—	100%
Interest expense	(292)	(399)	(27%)
Other income (expense)	$107	$(399)

Net Income

For the year ended December 31, 2006, we had net income of $2.5 million, or $0.16 per diluted share on net sales of $240.9 million.  This is a decrease of 6%, compared to the year ended December 31, 2005.  Our net income for the year ended December 31, 2005, included a benefit $369,000 from discontinued operations.  As noted above, income from continuing operations for the year ended December 31, 2006 increased 9% as compared with the prior year.

	Year ended December 31,		Increase
	2006	2005	(Decrease)
	(Amounts in 000’s)
Income from continuing operations	$2,540	$2,338	9%
Gain (loss) from discontinued operations	(1)	369	(100%)
Net income	2,539	2,707	(6%)

Impact of Non-Cash items

For the year ended December 31, 2006, we incurred significant non-cash expense and non-cash adjustment items which are relevant to a complete understanding of our results of operations.  We believe that showing the incremental impact of these non-cash items provides meaningful supplemental information regarding our financials to assess our historical performance and year-over-year growth and when planning, forecasting and analyzing future periods and as such, we are presenting the following information:

The following are selected results including and excluding the impact of SFAS 123(R) and SFAS 133:

	Year ended December 31, 2006			Non-GAAP
	Actual	Adjustment		results
Operating expenses	$15,306,710	$(1,492,613	)(a)	$13,814,097
Operating income from continuing operations	$3,462,590	$1,492,613	(a)	$4,955,203
		$1,492,613	(a)
		(399,009	)(b)
Net income	$2,538,822	$1,093,604		$3,632,426
Diluted earnings per share	$0.16			$0.23

(a)           To eliminate non-cash stock-option compensation charges under SFAS 123(R).

(b)           To eliminate non-cash change in fair value of derivative liability under SFAS 133.

Year Ended December 31, 2005 Compared With Year Ended December 31, 2004

Net Sales

For the year ended December 31, 2005 our net sales increased 99% to $145.8 million compared to $73.4 million for the year ended December 31, 2004.  Such increase was primarily attributable to a 136% increase in wireless handset volume, offsetting a 15% decrease in average selling price per unit.  The geographic mix of revenues shifted significantly in 2005 as sales in South America as we added Argentina and in Central America we experienced an increase of 226%. Combined, these two regions represented 69% of net sales as compared to 12% in 2004. Sales in the United States made up the remainder of our sales in 2005, declining 30% to $45.6 million, or 31% of net sales. The decrease in our U.S. sales resulted from our shift in focus from selling products to dealers and agents in the United States to providing products, services and solutions primarily to wireless carrier customers.

	Year ended December 31,		Increase
	2005	2004	(Decrease)
	(Amounts in 000’s)
Net Sales	$145,791	$73,406	99%
Gross Profit	12,101	5,543	118%
Income from continuing operations	2,339	929	152%
Diluted Earnings per share
From continuing operations:	$0.19	$0.10	100%

Net Sales by Geographic Region

	Year ended December 31,		Increase
	2005	2004	(Decrease)
	(Amounts in 000’s)
United States	$45,575	$64,754	(30%)
Central America	27,882	8,564	226%
South America	72,334	—	100%
Europe	—	88	(100%)
Total	$145,791	$73,406	99%

Income from Continuing Operations

For the year ended December 31, 2005, we had income from continuing operations of $2.3 million, or $0.19 per diluted share, on net sales of $145.8 million. This is an increase of 152% when compared to the year ended December 31, 2004 of $929,000, or $0.10 per diluted share, on net sales of $73.4 million.

	Year ended December 31,		Increase
	2005	2004	(Decrease)
	(Amounts in 000’s)
Income from continuing operations	$2,339	$929	152%

Cost of Sales, Gross Profit and Gross Margin

For the year ended December 31, 2005, cost of sales was $133.7 million, or 91.7% of sales, compared with $67.9 million, or 92.4% of sales, for the year ended December 31, 2004. The increase in our cost of sales was a direct result of the increased wireless handset sales volume we purchased and sold during the year ended December 31, 2005.

For the year ended December 31, 2005, our gross profit increased to $12.1 million from $5.5 million compared to the year ended December 31, 2004, an increase of 118%. The increase in gross profit was primarily the result of increased sales levels as well as an increase in gross margin to 8.3% for the year ended December 31, 2005 from 7.6% for the year ended December 31, 2004.

For the year ended December 31, 2005, our gross margin percentage increased to 8.3% from 7.6% for the year ended December 31, 2004.  The increase in gross margin was primarily the result of the change of product and regional mix of our sales, including higher sales in South and Central America, as different products and different regions can have varying margins.

	Year ended December 31,		Increase
	2005	2004	(Decrease)
	(Amounts in 000’s)
Cost of sales	$133,690	$67,863	97%
Gross profit	12,101	5,543	118%

Gross margin	8.3%	7.6%

Operating Expenses and Operating Income from Continuing Operations

For the year ended December 31, 2005, operating expenses were $8.4 million, an increase of 99%, as compared with $4.2 million for the year ended December 31, 2004. As a percentage of net sales, operating expenses remained at 5.7% for both years ended December 31, 2005 and 2004. The increase in operating expense dollars is a primary result of costs associated with being a public company, including legal and accounting fees for the full year 2005 compared to six months during 2004. In addition we also increased sales personnel and the necessary back office support staff, as well as physical space. The consistency in operating expenses as a percentage of revenues is a primary result of increased revenues together with management’s efforts to utilize efficiencies, as we have structured our operating expenses to fluctuate with the varying levels of sales volume on a quarterly basis.

For the year ended December 31, 2005, our operating income from continuing operations was $3.7 million, as compared with $1.3 million for the year ended December 31, 2004. As a percentage of net sales, operating income from continuing operations was 2.6% for the year ended December 31, 2005 as compared to 1.8% for the year ended December 31, 2004. The increase in operating income from continuing operations as a percentage of net sales for the year ended December 31, 2005 was a result of the factors discussed above, specifically the increase in gross margin. The dollar increase in operating income from continuing operations is due to increased sales, increased gross profit dollars, and no change in operating cost per dollar of revenue.

Operating Expenses

	Year ended December 31,		Increase
	2006	2005	(Decrease)
	(Amounts in 000’s)
Operating expenses	$8,368	$4,210	99%
Percentage of revenue	5.7%	5.7%	—%

Operating Income from Continuing Operations

	Year ended December 31,		Increase
	2006	2005	(Decrease)
	(Amounts in 000’s)
Operating income from continuing operations	$3,733	$1,333	180%
Percentage of revenue	2.6%	1.8%	44%

Other expense

Our interest expense increased for fiscal 2005 to $399,000 from $96,000 in the prior year which negatively impacted our diluted earnings per share. The increase in interest expense primarily resulted from our net sales growth and the capital necessary to fund such growth.

Net Income

For the year ended December 31, 2005, we had income from continuing operations of $2.3 million, or $0.19 per diluted share on net sales of $145.8 million.  This is a increase of 152%, compared to the year ended December 31, 2004.  For the year ended December 31, 2005 we had income from discontinued operations of $369,000, or $.06 per diluted share, as compared with a loss of $890,000, or $.18 per diluted share, for the year ended December 31, 2004. The $369,000 of income from discontinued operations affected our net income, with net income for the December 31, 2005 fiscal year being $2.7 million, or $.44 per share, compared with net income of $38,000, or $.01 per diluted share, for the year ended December 31, 2004. This income is the result of our resolution of outstanding accounts with a former supplier for the discontinued operations. This former supplier is not involved with our continuing operations.

	Year ended December 31,		Increase
	2005	2004	(Decrease)
	(Amounts in 000’s)
Income from continuing operations	$2,338	$929	152%
Gain (loss) from discontinued operations	369	(891)	(141%)
Net Income	2,707	38	7,006%

Financial Condition, Liquidity and Capital Resources

Cash

At December 31, 2006, we had $30.2 million in cash. In January 2006, we raised $14.4 million gross proceeds from the sale of our common stock and related warrants for our common stock. We believe that our existing cash resources, together with our projected cash flow from operations and the net proceeds from our bank line of credit, will be sufficient to allow us to implement our strategy and growth plan.

Credit Facility

We have a fully collateralized line of credit with Wells Fargo HSBC Trade Bank N.A. (“Wells Fargo”) that allows us to borrow up to a maximum of $30 million.  This line of credit has a maturity date of October 1, 2008.  Under this line of credit, our advances cannot exceed 80% of eligible domestic accounts receivable or 85% of eligible foreign-insured accounts receivable.

Interest is payable on a monthly basis (i) at Wells Fargo’s prime minus 0.25% (8.25% at March 26, 2007) or (ii) at the one-month LIBOR (5.32% at March 26, 2007) plus 1.50%. The interest rate is floating at Wells Fargo’s prime rate or is at LIBOR plus 1.5% if the debt is a fixed amount draw down.  The line of credit is collateralized by substantially all of the assets of the Company, and expires October 1, 2008. In addition to reporting and other non-financial covenants, the line of credit contains certain financial covenants which require the Company to maintain a tangible net worth of not less than $30,000,000 through December 31, 2006 and not less than $30,000,000 plus 50% of the net profit after tax from January 1, 2007 and thereafter, a pre-tax profit of not less than $1 on a rolling four quarter basis, a quick ratio of not less than one-to-one, a debt-to-net worth ratio of not greater than two-to-one, and an annual net income after taxes of at least $1. We believe we were in compliance with these covenants at December 31, 2006. At December 31, 2006 and December 31, 2005, the amounts drawn against the line of credit were $25,648,614 and $10,000,000, respectively.

Year ended December 31, 2006

In the year ended December 31, 2006, cash from our lines of credit and our sale of securities provided the capital needed to support our growth. We borrowed $188.4 million during the year ended December 31, 2006 and repaid $172.8 million during the same period. Cash used in continuing operations was $7.5 million for the year ended December 31, 2006. The use of cash from operations was primarily due to our increased levels of accounts receivable ($18.0 million) which was partially offset by the increase in our accounts payable and accrued expenses ($10.4 million). In addition, there was an increase in our inventory ($4.5 million) which also contributed to the increase in cash used by continuing operations.

Our discontinued operations provided cash of $15,000 for the year ended December 31, 2006, as compared with cash used of $531,000 for the year ended December 31, 2005. The combined effect of continued and discontinued operations resulted in an increase of cash used in operations to $7.5 million for the year ended December 31, 2006 compared to $6.3 million for the year ended December 31, 2005.

Days of sales outstanding (the average number of days it takes to collect revenue after a sale is made) at December 31, 2006 were 62 days, compared with 74 days at December 31, 2005. Normal payment terms require our customers to pay on a net 30-day or net 60-day basis depending on the region. We are constantly working with our customers to reduce our days of sales outstanding. The extension of net 60-day terms was required to remain competitive in several of the regions we currently operate, most notably in Central and South America.

Net cash used for investing activities was $343,000 for the year ended December 31, 2006 as compared with $285,000 for the year ended December 31, 2005.  The cash used for investing activities related primarily to our new facility in Mexico including warehouse, operations, engineering and sales facilities added during the year ended December 31, 2006.

Net cash provided by financing activities was $30.4 million for the year ended December 31, 2006 as compared with $9.1 million for the year ended December 31, 2005. The difference is primarily the result of the January 2006 sale of 2.2 million shares of our common stock and 717,200 warrants (including 57,200 issued to placement agents) to purchase our common stock for net proceeds of $13.4 million.  We also received approximately $1.3 million from the exercise of employee stock options in addition to net borrowings, of $15.6 million, on our bank line of credit.  We increased the amount drawn on our revolving line of credit to $25.6 million at December 31, 2006 as compared to $10.0 million at December 31, 2005. The increased borrowing was necessary to finance our growth.

Our net working capital at December 31, 2006 was $36.7 million, compared with $17.0 million at December 31, 2005. This increase was primarily due to our January 2006 sale of common stock and related warrants to purchase our common stock and net income for the year ended December 31, 2006.

Year ended December 31, 2005

In the year ended December 31, 2005, cash from our lines of credit provided the capital needed to support our growth. We borrowed $93.9 million during the year ended December 31, 2005 and repaid $86.5 million during the same period. Cash used in continuing operations was $5.7 million for the year ended December 31, 2005, compared with $1.3 million used for the year ended December 31, 2004. The increase in the use of cash from operations was primarily due to our increased levels of accounts receivable ($12.5 million) which was partially offset by the increase in our accounts payable and accrued expenses ($5.9 million). In addition, there was an increase in our inventory and prepaid inventory ($2.7 million) which also contributed to the increase in cash used by continuing operations.

Our discontinued operations used cash of $531,000 for the year ended December 31, 2005, as compared with cash provided of $1.1 million for the year ended December 31, 2004. The combined effect of continued and discontinued operations resulted in an increase of cash used in operations to $6.3 million for the year ended December 31, 2005 from $1.2 million for the year ended December 31, 2004.

Days of sales outstanding (the average number of days it takes to collect revenue after a sale is made) at December 31, 2005 were 74 days, compared with 32 days at December 31, 2004.  During 2005, we shifted our customer base to wireless carriers and increased sales in Latin America.  Normal payment terms require our customers to pay on a net 30-day or net 60-day basis depending on the region. We are constantly working with our customers to reduce our days of sales outstanding. The extension of net 60-day terms was required to remain competitive in several of the regions we currently operate, most notably in Central and South America.

Net cash used for investing activities was $285,000 for the year ended December 31, 2005 as compared with $231,000 for the year ended December 31, 2004.  The cash used for investing activities related to our increased warehouse and operational facilities expansion in Florida, completed during the year ended December 31, 2005.

Net cash provided by financing activities was $9.1 million for the year ended December 31, 2005 as compared with $6.6 million for the year ended December 31, 2004. The difference is related to the $1.6 million of proceeds received from the exercise of previously issued stock options and warrants. In addition we increased the amount drawn on our revolving line of credit to $10.0 million at December 31, 2005 as compared with $2.6 million at December 31, 2004. The increased borrowing was necessary to finance our growth and resulted in an increase of our interest expense to $399,000 for the year ended December 31, 2005 compared to $96,000 for the year ended December 31, 2004.

Critical Accounting Policies

We believe the following critical accounting policies are important to the presentation of our financial condition and results, and require management’s judgments to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition and Accrued Chargebacks

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) 104, Revenue Recognition. Revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectibility is reasonably assured.  For distribution revenue, which is recorded using the gross method, the criteria of SAB 104 are generally met upon shipment to customers, including title transfer; and therefore, revenue is recognized at the time of shipment. In some circumstances, the customer may take legal title and assume risk of loss upon delivery; and therefore, revenue is recognized on the delivery date.  Sales are recorded net of discounts, rebates, cooperative arrangements (marketing, training and promotional funds), returns, and allowances.  Consideration is given on select sales for cooperative arrangements related to market development, training and special promotions usually agreed upon in advance. The amount given is generally in the form of a credit memo, which is applied as a reduction of the sale. The same amount is recorded as a current liability. Expenditures made pursuant to the agreed upon activity reduce this liability. To the extent that the Company incurs costs in excess of the established cooperative fund, the Company recognizes the amount as a selling or marketing expense. The Company does not have any material post-shipment obligations (e.g. customer acceptance) or other arrangements. A portion of the Company’s sales involves shipments of products directly from its suppliers to its customers. In such circumstances, the Company negotiates the price with the supplier and the customer, assumes responsibility for the delivery of the product and, at times, takes the ownership risk while the product is in transit, pays the supplier directly for the product shipped, establishes payment terms and bears credit risk of collecting payment from its customers. In addition, the Company bears responsibility for accepting returns of products from the customer in these arrangements.  Under these arrangements, the Company serves as the principal with the customer, as defined by Emerging Issues Task Force (EITF) Issue No. 99-19,  Reporting Revenue Gross as a Principal versus Net as an Agent,  and therefore recognizes the sale and cost of sale of the product upon receiving notification from the supplier that the product has shipped or in cases of FOB destination, CIP destination, or similar terms, the Company recognizes the sales upon confirmation of delivery to the customer at the named destination.

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

Contractual Obligations

We lease corporate and administrative office facilities, and equipment under non-cancelable operating leases. Certain of these leases contain renewal options. Rent expense under these leases was approximately $417,000, $300,000 and $289,000 for the years ended December 31, 2006, 2005 and 2004, respectively.  We also have a revolving line of credit facility, which is shown on our balance sheet as a current liability and the balance was $25.6 million and $10.0 million  at December 31, 2006 and 2005 respectively.

The following is a schedule of aggregate future minimum rental payments required by the above leases. In addition, our future minimum lease requirements include obligations for the retail lease locations we have assigned to a third party, because we remain financially liable should the assignee default on the assigned leases. There are approximately two months of lease payments in escrow that are held by a third party in the event of assignee default. We believe these lease locations are desirable and anticipate that, if necessary, we would be able to find a suitable tenant for these locations within two months after any default by the assignee.

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving Line of Credit*	$25,648,614	$25,648,614
Operating Lease Obligations**	2,550,722	1,304,340	$1,246,382	$—	—
Capital Lease Obligations	88,364	53,111	35,253	—	—
Total	$28,287,800	$27,006,065	$1,281,635	$—	—

*              this amount was paid back in January 2007, and the outstanding balance varies daily

**           includes buildings, equipment and retail kiosks from discontinued operations

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R). SFAS 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the fair value approach in SFAS 123(R) is similar to the fair value approach described in SFAS 123(R). In 2005, the Company used the Black-Scholes formula to estimate the fair value of stock options granted to employees. The Company adopted SFAS 123(R), using the modified-prospective method, beginning January 1, 2006.  Based on the terms of our stock option plans, there was no cumulative effect upon adoption. The Company elected to continue to estimate the fair value of stock options using the Black-Scholes formula. In the year ended December 31, 2006, the adoption of SFAS 123(R) included an operating expense of $1,492,613. Further, we believe the adoption of SFAS 123(R) could have a material impact on our Company’s future stock-based compensation expense.  As of December 31, 2006, there was $645,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over the next three years. This expected cost does not include the impact of any future stock-based compensation awards.

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

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the Company’s balance sheets and statement of operations financial statements and the related financial statement disclosures. The SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We are currently evaluating the impact SAB No. 108 may have to our consolidated balance sheet and statement of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position, that based solely on its technical merits is more likely than not to be sustained upon examination by the applicable taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, although early adoption is permitted.  The Company is in the process of assessing the effect that FIN 48 will have on its financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”).  This standard amends FASB Statement No. 115, “Accounting for Certain Investment in Debt and Equity Securities,” with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option.  This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. If elected, the implementation of FAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Interest Rate

We are exposed to market risk from changes in interest rates on our outstanding revolving line of credit. At December 31, 2006, we had approximately $25.6 million outstanding, which could be affected by changes in short term interest rates. The interest rate for the revolving line of credit is the prime rate minus 0.25% (8.25% at December 31, 2006) or LIBOR plus 1.50% (5.36% at December 31, 2006). For every 1% increase in our bank’s prime rate or LIBOR, our interest expense would increase by $256,000 assuming the same $25.6 million remained outstanding for the entire year.

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

Market Risk

A substantial portion of our revenue and expenses are transacted in markets outside the United States, however all sales transactions and accounts receivable are denominated in U.S. dollars. As a result of our international sales, our future operating results could be adversely affected by a variety of factors, including changes in specific countries’ political, economic or regulatory conditions and trade protection measures. Our market risk management includes an accounts receivable insurance policy for both our domestic and foreign sales. However, there can be no assurance that our insurance policy will substantially offset the impact of fluctuations in currency exchange rates, political, economic or regulatory conditions on its results of operations and financial position. Foreign currency fluctuations did not have a material impact on our financial results during 2006, 2005 or 2004.

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

Changes in Internal Control Over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) (“Internal Control”) to determine whether any changes in Internal Control occurred during the ended December 31, 2006, that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, no such change occurred during such period.

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

Item 9B.   Other Information.

Not Applicable

PART III

 Item 10.                 Directors and Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

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

Item 11.                 Executive Compensation.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 13.                 Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

 Item 14.                 Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2007 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

PART IV

 Item 15.                 Exhibits, Financial Statement Schedules.

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules

See Item 8. Financial Statements and Supplementary Data beginning on page F-1.

(a)(3) Exhibits.

See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 2, 2007
	By:	/s/ JOSEPH RAM
Joseph Ram,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Signature and Title:
April 2, 2007
/s/ JOSEPH RAM
Joseph Ram,
President, Chief Executive Officer And Director
(Principal Executive Officer)
April 2, 2007
/s/ ABRAHAM ROSLER
Abraham Rosler,
Executive Vice President And Director
April 2, 2007
/s/ JEFFREY KLAUSNER
Jeffrey Klausner,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
April 2, 2007
/s/ RANDALL P. MARX
Randall P. Marx,
Director
April 2, 2007
/s/ ROBERT S. PICOW
Robert S. Picow,
Director
April 2, 2007
/s/ KIRK A. WALDRON
Kirk Waldron,
Director

INFOSONICS CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

For the years ended December 31, 2006, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
InfoSonics Corporation and subsidiaries
San Diego, CA

We have audited the consolidated balance sheets of InfoSonics Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, comprehensive operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006.  Our audits also included the financial statement schedule of InfoSonics Corporation and subsidiaries listed in Item 15(a).  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoSonics Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole; presents fairly in all material respects the information set forth therein.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Santa Ana, California

April 2, 2007

INFOSONICS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005

	December 31,
	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$30,243,392	$7,712,915
Trade accounts receivable, net of allowance for doubtful accounts of $679,522 and $552,993	37,798,284	19,962,630
Inventory, net of reserves of $254,508 and $249,476	11,174,200	5,612,343
Prepaid inventory	162,146	1,680,086
Prepaid expenses	316,919	231,400
Prepaid taxes	973,749	246,796
Net assets of discontinued operations	4,209	18,931
Deferred tax assets—current	1,041,000	550,000
Total current assets	81,713,899	36,015,101
Property and equipment, net	615,185	426,917
Intangible assets	504,000	504,000
Other assets	137,381	90,791
Total assets	$82,970,465	$37,036,809
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Line of credit	$25,648,614	$10,000,000
Accounts payable	18,099,985	5,986,890
Accrued expenses	1,261,988	2,983,880
Income taxes payable	17,100	—
Total current liabilities	45,027,687	18,970,770
Deferred tax liability non-current	36,000	22,207
Total liabilities	45,063,687	18,992,977
Stockholders’ equity
Preferred stock, $0.001 par value 10,000,000 shares authorized 0 and 0 shares issued and outstanding	—	—
Common stock, $0.001 par value 40,000,000 shares authorized 14,180,068 and 11,252,844 shares issued and outstanding	14,180	11,253
Additional paid-in capital	30,751,372	13,421,310
Accumulated other comprehensive loss	(8,865)	—
Retained earnings	7,150,091	4,611,269
Total stockholders’ equity	37,906,778	18,043,832
Total liabilities and stockholders’ equity	$82,970,465	$37,036,809

The accompanying notes are an integral part of these financial statements

INFOSONICS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
December 31, 2006, 2005 and 2004

	For the Year Ended December 31,
	2006	2005	2004
Net sales	$240,896,482	$145,790,957	$73,406,390
Cost of sales	222,127,182	133,689,921	67,863,339
Gross profit	18,769,300	12,101,036	5,543,051
Operating expenses (including non-cash compensation cost of $1,492,613 in 2006)	15,306,710	8,367,839	4,495,198
Operating income from continuing operations	3,462,590	3,733,197	1,047,853
Other income (expense)
Change in fair value of derivative liability	399,009	—	—
Interest income (expense), net	(292,202)	(399,205)	(95,941)
Income from continuing operations before provision for income taxes	3,569,397	3,333,992	951,912
Provision for income taxes	1,029,883	995,593	22,976
Income from continuing operations	2,539,514	2,338,399	928,936
Income (loss) from discontinued operations net of tax	(692)	368,723	(890,840)
Net income	$2,538,822	$2,707,122	$38,096
Basic earnings(loss) per share
From continuing operations	$0.19	$0.22	$0.11
From discontinued operations	$—	$0.03	$(0.10)
Net Income	$0.19	$0.25	$0.01
Diluted earnings(loss) per share
From continuing operations	$0.16	$0.19	$0.10
From discontinued operations	$—	$0.03	$(0.09)
Net Income	$0.16	$0.22	$0.01
Basic weighted-average number of shares outstanding	13,656,137	10,644,186	8,581,092
Diluted weighted-average number of shares outstanding	15,869,178	12,282,442	9,975,584

The accompanying notes are an integral part of these financial statements

INFOSONICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS
December 31, 2006, 2005 and 2004

	Fiscal Years Ended December 31,
	2006	2005	2004
Net income	$2,538,822	$2,707,122	$38,096
Other comprehensive loss:
Foreign currency translation adjustments	(8,865)	—	—
Comprehensive income	$2,529,957	$2,707,122	$38,096

The accompanying notes are an integral part of these financial statements

INFOSONICS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
December 31, 2006, 2005, and 2004

	Common Stock				Accumulated Other
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Comprehensive Loss	Total
Balance, December 31, 2003 (as restated)	6,400,000	$6,400	$525,063	$1,866,051	$—	$2,397,514
Stock issued for cash	4,024,000	4,024	12,049,976	—	—	12,054,000
Stock issuance costs	—	—	(2,050,599)	—	—	(2,050,599)
Net income	—	—	—	38,096	—	38,096
Balance, December 31, 2004	10,424,000	10,424	10,524,440	1,904,147	—	12,439,011
Income tax benefit realized from the exercise of employee stock options	—	—	753,899	—	—	753,899
Exercise of stock options	498,844	499	1,247,801	—	—	1,248,300
Exercise of warrants	90,000	90	391,410	—	—	391,500
Stock issued as contingent consideration for acquisition	240,000	240	503,760	—	—	504,000
Net income	—	—	—	2,707,122	—	2,707,122
Balance, December 31, 2005	11,252,844	11,253	13,421,310	4,611,269	—	18,043,832
Stock issued for cash	2,200,000	2,200	14,407,800	—	—	14,410,000
Stock issuance costs	—	—	(1,005,582)	—	—	(1,005,582)
Income tax benefit realized from the exercise of employee stock options	—	—	1,522,119	—	—	1,522,119
Exercise of warrants	41,826	42	(42)	—	—	0
Exercise of stock options	685,398	685	1,312,164	—	—	1,312,849
Stock options compensation expense	—	—	1,492,613	—	—	—
Derivative liability	—	—	(399,009)	—	—	—
Foreign currency translation adjustments	—	—	—	—	(8,865)	(8,865)
Net Income	—	—	—	2,538,822	—	2,538,822
Balance, December 31, 2006	14,180,068	$14,180	$30,751,371	$7,150,091	$(8,865)	$37,906,778

The accompanying notes are an integral part of these financial statements

INFOSONICS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
December 31, 2006, 2005 and 2004

	For the Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$2,538,822	$2,707,122	$38,096
Adjustments to reconcile net income from operations to net cash provided by (used in) operating activities
Depreciation and amortization	154,479	93,658	28,390
Loss on disposal of fixed assets	—	2,334	2,017
Provision for bad debt	126,560	302,993	(109,990)
Provision for obsolete inventory	5,031	108,390	62,606
Stock option expense	1,492,613	—	—
Income tax benefit realized from the exercise of employee stock options	1,522,119	753,899	—
Change in fair value of derivative liability	(399,009)	—	—
(Increase) decrease in trade accounts receivable	(17,962,213)	(12,478,395)	1,147,170
Inventory	(5,566,889)	(1,079,977)	(3,127,363)
Prepaid inventory	1,517,940	(1,608,236)	—
Prepaid expenses	(812,473)	(93,740)	(267,793)
Other assets	(46,592)	(210,063)	(49,084)
Deferred tax asset current	(491,000)	(265,000)	230,650
Deferred tax asset non current	13,793	89,207	(67,000)
Increase (decrease) in accounts payable	12,114,505	3,410,856	364,471
Accrued expenses	(1,723,301)	2,536,826	302,789
Income tax liabilities	17,100	—	(821,982)
Cash used in continuing operations	(7,498,515)	(5,730,126)	(2,267,023)
Cash provided by (used in) discontinued operations	14,722	(531,463)	1,082,834
Net cash used in operating activities	(7,483,793)	(6,261,589)	(1,184,189)
Cash flows from investing activities
Purchase of property and equipment	$(342,747)	$(291,306)	$(230,920)
Sale of property and equipment	—	6,250	—
Net cash used in investing activities	(342,747)	(285,056)	(230,920)
Cash flows from financing activities
Bank overdraft	—	—	(867,555)
Borrowings from line of credit	188,423,458	93,922,834	48,404,847
Payments on line of credit	(172,774,844)	(86,486,949)	(51,077,191)
Payments on subordinated notes payable—related parties	—	—	(30,000)
Offering costs	(1,005,582)	—	(1,887,686)
Cash received from stock, options and warrants	15,722,850	1,639,799	12,054,000
Net cash provided by financing activities	30,365,882	9,075,684	6,596,415
Effect of exchange rate changes on cash	(8,865)	—	—
Net increase in cash and cash equivalents	22,530,477	2,529,039	5,181,306
Cash and cash equivalents, beginning of period	7,712,915	5,183,876	2,570
Cash and cash equivalents, end of period	$30,243,392	$7,712,915	$5,183,876
Cash paid for interest	324,383	353,233	136,144
Cash paid for income taxes	2,216	545,915	1,285,798

Supplemental disclosure of non-cash investing activities:

During the year ended December 31, 2005, the Company issued 240,000 shares of common stock valued at $504,000 as consideration for the acquisition of Primasel S.A., see Note 1 for additional information.

The accompanying notes are an integral part of these financial statements

NOTE 1—ORGANIZATION AND LINE OF BUSINESS

InfoSonics Corporation (“InfoSonics”) was incorporated in February 1994 in the state of California. InfoSonics and its subsidiaries, Axcess Mobile, LLC (“Axcess Mobile”), InfoSonics Latin America, Inc, InfoSonics de Mexico S.A. de C.V., InfoSonics de Guatemala S.A., InfoSonics El Salvador S.A. de C.V., InfoSonics S.A., InfoSonics Corporation Chile y Compania Limitada, InfoSonics Colombia S.A.  (collectively, the “Company”) sell wireless telecommunication products and accessories to wireless network operators, carriers, retailers and dealer agents. The Company’s principal markets are the Latin America and the United States. In September 2003, the Company reincorporated in the state of Maryland under the name InfoSonics Corporation.

Purchase of Primasel S.A.

On January 19, 2005, the Company agreed to purchase Primasel S.A (“Primasel”), from Fanrock Investments Limited for up to 240,000 shares of InfoSonics common stock, based on sales of certain levels being achieved in the following three years. In addition InfoSonics will pay profit sharing tied to sales and profitability for sales in Argentina. During the year ended December 31, 2005, 240,000 shares of common stock were issued related to this transaction and there was profit sharing expense of $1.9 million related to sales and profitability. The Company has accounted for the transaction as a stock purchase. The purchase price has been recorded as an intangible asset on the accompanying balance sheet. Primasel had a distribution agreement and a management agreement which together were the purpose of the transaction, and the implied value of those agreements is the value of the 240,000 shares issued in October 2005. The Company allocated 75% of the non-cash cost of this issuance towards the management agreement and 25% towards the distribution agreement. In February 2005, Primasel S.A. changed its name to InfoSonics S.A. A pro forma statement has not been presented as Primasel had no operations prior to the purchase.

Stock Split

In June 2006, the Company effected a two-for-one stock split of its common stock. All share and per share data for the periods presented have been retroactively restated to reflect this stock split.

NOTE 2—DISCONTINUED OPERATIONS

During the quarter ended September 30, 2004, the Company and its Board of Directors discussed Axcess Mobile, LLC and its mall-based kiosk locations and the Company began to implement actions necessary to close those mall-based kiosk locations. On October 28, 2004, the Company assigned the leases for six of the mall-based kiosk locations to a third party; however, the assignment did not release the Company from the future lease obligations, the maximum potential liability of these future obligations is $573,435, exclusive of the $95,044 currently held by third party escrow. This liability is included in our lease commitment schedule. The third party assignee operates approximately 400 mall-based kiosks in 28 states. A third party is holding in escrow two months rent for the locations from the assignee, and in the event of default by the assignee those funds will be released to the Company. SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 prohibits the amortization of goodwill, but requires that it be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that its value has diminished or been impaired. As a result of the discontinued operation the Company has reassessed the goodwill and written down the value to zero, this write down was recorded as an operating expense in the year end December 31, 2004. The other lease locations were closed in October 2004. The results of the discontinued operations are as follows:

	Year Ended December 31,
	2006	2005	2004
Net Sales	$—	$—	$2,706,134
Gross Profit	—	—	1,368,834
Operating Income (Loss)	(692)	368,723	(867,442)
Capital Expenditures	—	—	45,847
Depreciation and Amortization	—	—	15,454

During 2005, we had income from our discontinued operations. This income is the result of our resolution of outstanding accounts with a former supplier for the discontinued operations. This former supplier is not involved with our continuing operations. As of December 31, 2006, net assets of discontinued operations consist of other assets of $4,200. The Company is currently in the process of resolving these balances. As of December 31, 2006, the plans for the discontinued operations were complete; however the Company expects to continue to record adjustments and expenses through discontinued operations as necessary.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of InfoSonics and its wholly owned subsidiaries as listed in Note 1. All significant inter-company accounts and transactions are eliminated in consolidation.

Revenue Recognition and Allowance for Returns

Revenues for wireless handset and accessory sales are recognized upon (i) shipment of the products to customers, (ii) when collection of the outstanding receivables are probable and (iii) the final price of the product is determined. Sales are recorded net of discounts, rebates, cooperative arrangements (marketing, training and promotional funds), returns, and allowances.  Consideration is given on select sales for cooperative arrangements related to market development, training and special promotions usually agreed upon in advance. The amount given is generally in the form of a credit memo, which is applied as a reduction of the sale. The same amount is recorded as a current liability. Expenditures made pursuant to the agreed upon activity reduce this liability. To the extent that the Company incurs costs in excess of the established cooperative fund, the Company recognizes the amount as a selling or marketing expense. As part of the sales process, the Company may perform certain valued added services such as programming, software loading and quality assurance testing. These value added services are considered an ancillary component of the sales process and amounts attributable to these processes are included to in the unit cost to the customer. Furthermore, these value added services are related to services prior to the shipment of the products, and no value added services are provided after delivery of the products.  The Company recognizes as a reserve against the related receivables estimates for product returns based on historical experience and other judgmental factors, evaluates these estimates on an on-going basis and adjusts its estimates each period based on actual product return activity. The Company recognizes freight costs billed to its customers in revenue and actual freight costs incurred as a component of cost of revenue.

Comprehensive Income

The Company utilizes SFAS No. 130, “Reporting Comprehensive Income.”  This statement establishes standards for reporting comprehensive income (loss) and its components in a financial statement. Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources.  The Company’s comprehensive loss includes foreign currency translation adjustments which are excluded from net income and are reported as a separate component of shareholders equity as accumulated other comprehensive loss.

Cash and Cash Equivalents

For consolidated financial statement purposes, cash equivalents are defined as investments which have an original maturity of ninety days or less from the original date of purchase.  Cash and cash equivalents consist of cash on hand and in banks and credit card receivables. The Company maintains its cash deposits at numerous banks located throughout the United States, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

Trade Accounts Receivable

The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. The Company evaluates the collectibility of its accounts receivable on an on-going basis. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. In certain circumstances, the Company has obtained accounts receivable insurance to mitigate its credit risk.   As of December 31, 2006 and 2005, the allowance for doubtful accounts was $679,522 and $552,993, respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories. The Company provides for the possible inability to sell its inventory by recording a reserve. As of December 31, 2006 and 2005, the inventory obsolescence reserve was $254,508 and $249,476, respectively. From time to time the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of December 31, 2006 and 2005, the prepaid inventory balances were $162,000 and $1.7 million, respectively.

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

Accounting for the Impairment of Long-Lived Assets

The Company adopted SFAS  No. 144, “Accounting for the Impairment or disposal of Long-Lived Assets”  SFAS No. 144  requires impairment losses to be recorded on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Management determined that there was no impairment of long-lived assets during the years ended December 31, 2006, 2005 and 2004, other than the impairment of the Company’s investment in Axcess Mobile, LLC, which investment was discontinued during the year ended December 31, 2004.

Stock-Based Compensation

Prior to December 31, 2005, the Company accounted for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, and had adopted the disclosure requirements of SFAS No. 123(R), “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the grant date over the amount an employee must pay to acquire the stock. The Company granted stock options with exercise prices equal to the market price of the underlying stock on the date of grant; therefore, the Company did not record stock-based compensation expense under APB Opinion No. 25.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), “Share-Based Payments,” to require that compensation cost relating to share-based payment arrangements be recognized in the financial statements. As of January 1, 2006, the Company adopted SFAS 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS 123(R), as amended by SFAS 148. Such fair value is recognized as expense over the service period, net of estimated forfeitures.

Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123(R), the Company’s net income and earnings per share for the years ended December 31, 2005 and 2004 would have been decreased to the pro forma amounts indicated below:

	2005	2004
Net income as reported	$2,707,122	$38,096
Stock based employee compensation cost, Net or related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(2,958,655)	(154,511)
Pro forma net loss	$(251,533)	$(116,425)
Basic earnings per common share as reported	$0.25	$0.00
Stock based employee compensation cost, Net or related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(0.28)	(0.02)
Pro forma loss per common share	$(0.03)	$(0.02)
Diluted earnings per common share as reported	0.25	0.00
Stock based employee compensation cost, Net or related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(0.24)	(0.01)
Pro forma loss per common share	$(0.02)	$(0.01)

For purposes of computing the pro forma disclosures required by SFAS No. 123(R), the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2005 and 2004: dividend yields of 0%, and 0%, respectively; expected volatility of 91% and 62%, respectively; risk-free interest rates of 3.73% and 2.75% respectively; and expected lives of 3.0 and 2.96, respectively.

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

Advertising Expense

The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the years ended December 31, 2006, 2005 and 2004 was $130,315, $145,177 and $135,002 respectively.

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

Major Suppliers

The Company contracts with various suppliers. Although there are a limited number of suppliers that could supply the Company’s inventory, management believes any shortfalls from existing suppliers might be absorbed from other suppliers on comparable terms, however there are no assurances of such other suppliers providing products. Furthermore, a change in suppliers could cause a delay in sales and adversely effect results.

During the year ended December 31, 2006, the Company purchased materials from two suppliers, which accounted for 59%, and 20% of total cost of sales.  During the year ended December 31, 2005, the Company purchased materials from three suppliers, which accounted for 49%, 23% and 11% of total cost of sales. During the year ended December 31, 2004 the Company purchased materials from three suppliers which accounted for 44%, 14% and 19% of total cost of sales.

Concentrations of Revenues and Credit Risk

The Company provides credit to its customers primarily in the United States and Latin America in the normal course of business. During the year ended December 31, 2006, three customers accounted for 20%, 19% and 17% of total product sales.  These three customers represented 7%, 18% and 17% of accounts receivable, respectively at December 31, 2006.  During the year ended December 31, 2005, four customers accounted for 17%, 15%, 13% and 13% of total product sales. These four customers represented 10%, 13%, 31% and 0% of accounts receivable, respectively at December 31, 2005. During the year ended December 31, 2004, one customer accounted for 10% of total product sales, and that customer represented 1% of accounts receivable at December 31, 2004. The Company does not obtain collateral with which to secure its accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses based upon the Company’s historical experience related to credit losses and any unusual circumstances that may affect the ability of its customers to meet their obligations. The Company also maintains two insurance policies, which cover its customer accounts, and helps to minimize the potential risk of loss. During 2006, the Company renewed its insurance policies, which cover losses up to $33,000,000 and have an aggregate deductible of $50,000, with a 10% co-insurance on domestic receivables and zero co-insurance on foreign receivables.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R). SFAS 123(R) supersedes APB Opinion No. 25 and amends SFAS No. 95, “Statement of Cash Flows.” Generally, the fair value approach in SFAS 123(R) is similar to the fair value approach described in SFAS 123(R). In 2005, the Company used the Black-Scholes formula to estimate the fair value of stock options granted to employees. The Company adopted SFAS 123(R), using the modified-prospective method, beginning January 1, 2006.  Based on the terms of our stock option plans, there was no cumulative effect upon adoption. The Company elected to continue to estimate the fair value of stock options using the Black-Scholes formula. In the year ended December 31, 2006, the adoption of SFAS 123(R) included an operating expense of $1,492,613. Further, we believe the adoption of SFAS 123(R) could have a material impact on our Company’s future stock-based compensation expense.  As of December 31, 2006, there was $645,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over the next three and one-half years. This expected cost does not include the impact of any future stock-based compensation awards.

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

In September 2005, the Emerging Issues Task Force (EITF) ratified EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” Beginning April 1, 2006, EITF 04-13 requires arrangements whereby purchase and sales transactions with the same counterparty that are entered into in contemplation of one another to be combined (i.e., net basis). The Company has had such arrangements whereby it purchases wireless handheld devices from certain counterparties and sells similar items to the same counterparties. These arrangements have been and are accounted for on a net basis within logistic services. Therefore, the effect of adopting EITF 04-13 will have no impact on the Company’s results of operations.

In February 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 155 “Accounting for Certain Hybrid Financial Instruments.”  SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. Generally, FASB Statement of Financial Accounting Standards SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately (referred to as bifurcation) under certain conditions. That general rule notwithstanding, SFAS No. 133 (prior to amendments made to it by SFAS No. 155) provides a broad exception for interest-only and principal-only strips initially resulting from the separation of rights to receive contractual cash flows of a financial instrument that itself does not contain an embedded derivative that would have been accounted for separately. SFAS 155 amends SFAS 133 to restrict the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument.  Prior to amendments made by SFAS 155 , SFAS 140 , “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” permitted a qualifying special-purpose entity (SPE) to hold only passive derivative financial instruments pertaining to beneficial interests (other than another derivative financial instrument) issued or sold to parties other than the transferor. SFAS 155 amends SFAS 140 to allow a qualifying SPE to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS NO. 156”), which provides an approach to simplify efforts to obtain hedge-like (offset) accounting.  This Statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities.  The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable;  (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity’s exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities.  SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity’s fiscal year that begins after September 15, 2006, with earlier adoption permitted in certain circumstances.  The Statement also describes the manner in which it should be initially applied.  The Company does not believe that SFAS No. 156 will have a material impact on its financial position, results of operations or cash flows.  As a result, we do not believe the adoption of SFAS 156 has a material impact on the Company’s Consolidated Financial Statements.

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

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the Company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. We are currently evaluating the impact SAB No. 108 may have to our consolidated balance sheet and statement of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position, that based solely on its technical merits is more likely than not to be sustained upon examination by the applicable taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, although early adoption is permitted. The Company is in the process of assessing the effect that FIN 48 will have on its financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”).  This standard amends FASB Statement No. 115, “Accounting for Certain Investment in Debt and Equity Securities,” with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option.  This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. If elected, the implementation of FAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment are primarily located in the United States, with the exception of $276,000 of machinery and equipment located at our Mexico facility (installed in June 2006 and included in table below) and consisted of the following as of the dates presented:

	December 31,
	2006	2005
Machinery and Equipment	$774,465	$487,998
Furniture and Fixtures	166,921	117,082
	941,386	605,080
Less Accumulated Depreciation	326,201	178,163
Total	$615,185	$426,917

Depreciation expense was $154,479, $93,657 and $28,389 for the years ended December 31, 2006, 2005 and 2004 respectively.

NOTE 5—INTANGIBLE ASSETS

The Company utilizes SFAS 142, As a result of the purchase of Primasel S.A., see Note 1 for additional information, the Company recorded intangible assets of $504,000. These assets consist of a management agreement and a distribution agreement with values of $378,000 and $126,000, respectively, at December 31, 2006. The Company has determined that the management agreement has an indefinite life.  As of December 31, 2006, no indicators existed that would require an evaluation of impairment to be performed.  As such, no impairment charges were incurred during the year ended December 31, 2006.

NOTE 6—LINE OF CREDIT

The Company has a line of credit from Wells Fargo HSBC Trade Bank N.A., which provides for advances not to exceed 80% of eligible domestic accounts receivable and 85% of foreign-insured accounts receivable (depending on the country of the debtor), up to a maximum of $30,000,000. As of December 31, 2006, the majority of our debt was based on foreign accounts receivable.

Interest is payable on a monthly basis (i) at Wells Fargo’s prime rate (8.25% at December 31, 2006) minus 0.25% or (ii) at the one-month LIBOR (5.36% at December 31, 2006) plus 1.50%. The interest rate is floating at Wells Fargo’s prime rate minus 0.25% or is at LIBOR plus 1.5% if the debt is a fixed amount drawn upon.  The line of credit is collateralized by substantially all of the assets of the Company, and expires October 1, 2008. In addition to reporting and other non-financial covenants, the line of credit contains certain financial covenants which require the Company to maintain a tangible net worth of not less than $30,000,000 through December 31, 2006 and not less than $30,000,000 plus 50% of net profit after tax from January 1, 2007 and thereafter, a pre-tax profit of not less than $1 on a rolling four quarter basis, a quick ratio of not less than one-to-one, a debt-to-net worth ratio of not greater than two-to-one, and an annual net income after taxes of at least $1. Management believes the Company was in compliance with these covenants at December 31, 2006. At December 31, 2006 and December 31, 2005, the amounts drawn against the line of credit were $25,648,614 and $10,000,000, respectively.

The Company has no other notes payable.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate and administrative offices, warehouse and distribution centers, retail wireless locations consisting of five leased kiosks, and certain equipment under operating lease agreements, which expire through December 2009. Certain of the agreements contain renewal options. Future minimum payments under these operating lease agreements at December 31, 2006 were as follows, including sublease income from buildings and retail kiosks from our discontinued operations:

Year Ending December 31,	Gross payments	Sublease income	Net payments
2007	$1,304,340	$159,991	$1,144,349
2008	1,095,189	144,789	950,400
2009	151,193	36,990	114,203
Total	$2,550,722	$341,770	$2,208,952

Rent expense was $417,345  $300,430 and $289,163 for the years ended December 31, 2006, 2005 and, 2004 respectively.

In January 2004, the Company entered into a building lease agreement for its corporate and administrative office facilities. The lease agreement is for a period of 84 months and requires monthly rental payments of $33,521. We have the option to terminate the lease at month 60, by providing prior written notice to our landlord. In addition, commencing on each anniversary date of the lease, the monthly rent will increase by 3%.

Litigation

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. As of December 31, 2006, except as disclosed below, the Company did not have any material litigation outstanding, and management does not expect any matters to have a material impact on the Company’s liquidity or the financial statements taken as a whole.

Securities Class Actions

Six securities actions, originally filed between June and July 2006, were recently consolidated as In Re: InfoSonics Corporation Securities Litigation, Lead Case No. 06 CV1231, before Judge Moskowitz in the Southern District of California.  Plaintiffs’ consolidated complaint was filed on February 14, 2007.  Plaintiffs assert claims for violation of section 10(b) of the Exchange Act and associated Rule 10b-5, 20(a) and 20A in connection with the Company’s restatement announced June 12, 2006 and allegedly false and/or misleading statements and accounting related to the Company’s distribution agreement with VK Corporation. Plaintiffs seek a declaration that their action is a proper class action pursuant to Rule 23(a) and (b)(3), unspecified damages, prejudgment and post-judgment interest, attorneys’ fees, expert witness fees, other costs, and other unspecified relief.  The plaintiffs purport to represent a class of purchasers of the Company’s stock during the period February 6, 2006 to August 9, 2006.  The defendants anticipate filing a motion to dismiss the consolidated complaint on the grounds, among others, that the plaintiffs have failed to adequately plead violations of the securities laws.  Defendants’ response to the consolidated complaint is due April 10, 2007.  The motions are currently scheduled to be heard on June 15, 2007.  As of this time, the Court has not set a date for trial or completion of discovery.

Derivative Lawsuits

The three derivative lawsuits originally filed on June 27, 2006, July 14, 2006, and July 28, 2006 in the United States District Court for the Southern District of California, purportedly on behalf of the Company against certain of our officers and directors, and the Company as a nominal defendant, have been consolidated as In Re InfoSonics Corporation Derivative Litigation, Lead Case No. 06 CV 1336, and transferred to Judge Moskowitz in the Southern District of California.  Plaintiffs’ consolidated complaint was received on November 8, 2006.  It asserts claims for disgorgement under the Sarbanes-Oxley Act of 2002, violation of Section 14(a) of the Exchange Act, violation of California Corporations Code section 25403, violation of California Corporations Code section 254403, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and an accounting, in connection with the Company’s restatement of first quarter 2006 earnings and in connection with allegations of wrongdoing with respect to granting, exercising, accounting and reporting of the stock options that the Company granted in December 2005.  Plaintiffs seek unspecified damages, declaratory relief regarding the Sarbanes-Oxley Act of 2002, Section 14(a) of the Exchange Act, and the legality of stock options, a constructive trust, restitution, disgorgement, modification of certain corporate governance and internal procedures, extraordinary equitable and/or injunctive relief, costs, and such other relief as is just and proper.  On January 12, 2007, defendants filed a motion to dismiss on the grounds, among others, that the plaintiffs had failed to make a demand on the Company’s board of directors and to adequately allege their other purported claims.  The two non-resident director defendants also filed motions to dismiss based upon a lack of personal jurisdiction in California.  The motions are currently scheduled to be heard on April 27, 2007.  As of this time, the Court has not set a date for trial or completion of discovery.

Vendors

The Company has entered into written agreements with some of its supplier-manufacturers. None of these agreements require minimum amounts of product to be purchased. Some of the agreements contain automatic renewal clauses and the Company believes that it will be able to renew these contracts with similar terms upon their individual expiration.

Employee Agreements and Compensation

During 2006, the Company provided a retirement savings plan for all full time employees.  Employees are eligible after 90 days of service with the Company.  The Company provides an employer matching contribution to all employees enrolled in the plan.  For the year ended December 31, 2006, the Company provided $63,000 to the employees in the plan.  All matching contributions are fully vested by the employee upon payment by the Company.

The Company entered into an employment agreement with its Chief Executive Officer that expires on  December 31, 2007. The employment agreement provides for an annual salary of $275,000, which was increased to $325,000 in March 2007, retroactive to January 1, 2007. The agreement also provides that the Company may terminate the agreement upon 30 days written notice if termination is without cause. The Company’s only obligation would be to pay its Chief Executive Officer the greater of a) 18 months salary or b) one-half of the salary payable over the remaining term of the agreement which ever is greater.

The Company entered into an employment agreement with its Chief Financial Officer that expires on December 31, 2007. The employment agreement provides for an annual salary of $150,000, which was increased to $175,000 in March 2007, retroactive to January 1, 2007. The agreement also provides that the Company may terminate the agreement upon 30 days written notice if termination is without cause. The Company’s only obligation would be to pay its Chief Financial Officer the greater of a) 18 months salary or b) one-half of the salary payable over the remaining term of the agreement which ever is greater.

The Company entered into an employment agreement with its Executive Vice President that expires on December 31, 2007. The employment agreement provides for an annual salary of $120,000, which was increased to $150,000 in March 2007, retroactive to January 1, 2007. The agreement also provides that the Company may terminate the agreement upon 30 days written notice if termination is without cause. The Company’s only obligation would be to pay its Executive Vice President the greater of a) 18 months salary or b) one-half of the salary payable over the remaining term of the agreement which ever is greater.

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

The Company entered into a letter agreement dated May 2, 2006 with its Vice President North America effective as of June 1, 2006.  Such letter agreement provides (i) that employment is at-will; (ii) the annual base salary is $120,000, subject to applicable withholding and taxes, plus quarterly bonuses of up to $12,000 (of which the first two quarterly bonuses are guaranteed); (iii) 25,000 options, with 1/3 of such options vesting on the first anniversary of the grant date and the remainder vesting 1/36th monthly thereafter; and (iv) six months severance if employment is terminated by the Company without cause during the first year.

NOTE 8—STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of preferred stock, which may be issued from time to time in one or more series by the Board of Directors. In addition, the Board is authorized to set the rights, preference, privileges, and restrictions of these shares, including dividends rights, conversion rights, voting rights, and liquidation preferences. These shares may have rights senior to those of the Company’s common stock holders. As of December 31, 2006 and 2005, the Company did not have any preferred shares outstanding.

Common Stock

In January 2004, the Company sold 12,000 shares of common stock at $4.50 per share for gross proceeds of $54,000. In June 2004 the Company sold 4,000,000 shares of common stock at $3.00 per share for gross proceeds of $12 million, with net proceeds to the Company of approximately $10 million.

During 2005 the Company issued shares related to exercise of previously issued stock options and warrants. A total of 294,422 shares of common stock were issued for proceeds of $1,639,600, the range of options and warrants exercised was $1.00 to $8.70.

In January 2006, the Company sold an aggregate of 2,200,000 shares of its common stock at $6.55 per share, for total gross proceeds of $14,410,000, with net proceeds of $13,404,418.  The purchasers were also issued warrants to purchase an aggregate of 660,000 shares of the Company’s common stock at an exercise price of $9.19 per share during the period beginning six months after the date of the purchase agreement and ending four years from the date of the purchase agreement. As part of the sale, the Company also issued three-year term warrants to purchase a total of 57,200 shares to placement agents with varying exercise prices (44,000 shares at $6.88 per share and 13,200 at $9.65 per share).

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

Stock Options

During June 1998, the Board of Directors approved the adoption of a stock option plan (the “1998 Plan”). The 1998 Plan is intended to provide incentives to key employees, officers, and directors of the Company who provide significant services to the Company. Options granted under the 1998 Plan vested in accordance with the terms established by the Company’s stock option committee and generally terminate 10 years after the date of issuance.  No shares remain available for grant under the 1998 Plan.

In September 2003, the Board of Directors approved the 2003 stock option plan (the “2003 Plan”). The 2003 Plan is intended to provide incentives to key employees, officers, and directors of the Company who provide significant services to the Company. In January 2005 the Board of Directors increased the number of options available under the 2003 Stock Option Plan to 2,800,000 options available for grant under the Plan Options granted may be either incentive options, non-qualified options or non-discretionary options. Incentive and non-qualified options will vest over a period of time as determined by the Board of Directors for up to 10 years from the date of grant. Non-discretionary options may be granted only to non-employee directors, vest over a period of three years and expire five years after the date of grant. No shares remain available for grant under the 2003 Plan, as amended.

In June 2006, the Shareholders approved the 2006 equity incentive plan (the “2006 Plan”), with 1,000,000 shares of the Company’s common stock authorized for issuance under the 2006 Plan..  Ad additional 348,208 shares of the Company’s common stock were rolled into the 2006 Plan from the 2003 Plan.  The 2006 Plan is intended to provide incentives to key employees, officers, and directors of the Company who provide significant services to the Company. As of December 31, 2006 there were 1,323,204 shares available for grant under the 2006 Plan. The exercise price will be determined by the Compensation Committee. The Compensation Committee also establishes the vesting schedule for each option granted and the term of each option, which cannot exceed ten years from the date of grant.

On January 21, 2005, the Company granted options to purchase 670,000 shares of the Company’s common stock to its executives and employees. The exercise price is $1.65. These options vest the later of one year from date of hire, or date of grant. A compensation charge was not recorded in connection with the issuance of such options as the exercise price of the stock options granted was not less than the fair market value of the Company’s common stock price as of the date of grant.

On May 25, 2005, the Company granted options to purchase 79,000 shares of the Company’s common stock to its employees. The exercise price is $1.65. These options vest at December 31, 2005, provided the employees are still employed by the Company. A compensation charge was not recorded in connection with the issuance of such options as the exercise price of the stock options granted was not less than the fair market value of the Company’s common stock price as of the date of grant.

During August and October 2005, the Company granted options to purchase 83,000 shares of the Company’s common stock to its employees. The exercise price ranges from $2.08 to $2.16, based on the market price on the date of the grant. These options vest over a period of two years from the date of grant, provided the employees are still employed by the Company. A compensation charge of $49,410 was recorded in 2006 related to the vested portion of these options.

On December 30, 2005, the Company granted options to purchase 441,000 shares of the Company’s common stock to its executives and employees. The exercise price is $8.12. These options vest on the date of grant. A compensation charge was not recorded in connection with the issuance of such options as the exercise price of the stock options granted was not less than the fair market value of the Company’s common stock price as of the date of grant.

During 2006, the Company granted options to purchase 107,000 shares of the Company’s common stock to its executives and employees and the Chairman of its Audit Committee. The exercise price on these grants ranges from $5.33 to $15.17.  These options vest over a period of three years.  During 2006, a compensation charge of $145,000 was recorded relating to the vested portion of these options. In addition in June 2006, our shareholders approved a total of 180,000 options (90,000 on each date), previously granted to our non-employee directors in January and December 2005, with exercises prices of $1.65 and $8.12, respectively.  These options were vested upon grant, granted outside of our options plans and during 2006 a compensation expense of $1,138,178 was recorded related to these options.

Our stock options vest on an annual or a monthly basis. As of December 31, 2006, there was $645,429 of total unrecognized compensation costs related to the non-vested stock options.  The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.   That cost is expected to be

recognized over the next weighted-average period of 2.5 years.  Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. SFAS 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the year ended December 31, 2006, we recorded an expense of $1,145,081 related to options granted to our non-employee directors.  These options had been previously granted or were granted during the current quarter. Under current U.S. federal tax law, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement.

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

A summary of option activity under all of the above plans as of December 31, 2006, and changes during the years ended 2004, 2005 and 2006 is presented in the table below:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life
Outstanding, December 31, 2003	2,423,400
Granted during fiscal year 2004	677,000
Outstanding, December 31, 2004	3,100,400
Granted during fiscal year 2005	1,273,000
Exercised during fiscal year 2005	498,844
Returned during fiscal year 2005	276,056
Outstanding at December 31, 2005	3,598,500	$2.15	3.48 years
Granted during fiscal year 2006	287,000	$6.77	2.78 years
Exercised during fiscal year 2006	685,398	$1.92
Returned during fiscal year 2006	82,778	$4.50
Outstanding at December 31, 2006	3,117,324	$2.56	3.37 years
Vested and expected to vest	3,117,324	$2.56	3.37 years
Exercisable at December 31, 2006	2,940,055	$2.31	3.25 years

A summary of the status of the Company’s non vested options at December 31, 2006, and changes during the year then ended is presented below:

	Shares	Weighted-average grant-date fair value
Nonvested at December 31, 2005	462,834	$2.61
Granted	287,000	$6.77
Vested	521,287	$4.00
Forfeited	51,278	$3.71
Non-vested at December 31, 2006	177,269	$6.65

The weighted-average grant-date fair value of options granted during the year ended December 31, 2006 was $6.77. The total intrinsic value of options granted during the year ended December 31, 2006 was $0. There was $1.3 million cash received from options exercised for the year ended December 31, 2006. The stock based compensation unrecognized expense for future periods as of December 31, 2006 is approximately $645,429 with a weighted average remaining vesting period of 2.5 years.

The weighted-average remaining contractual life of the options outstanding at December 31, 2006 was 3.37 years. The weighted-average fair value per share of options granted was $6.77, $8.08 and $ 0.32 for the years ended December 31, 2006, 2005 and 2004, respectively. The exercise prices of the options outstanding at December 31, 2006 ranged from $0.13 to $15.17, and information relating to these options is as follows:

				Weighted-	Weighted-
			Weighted-	Average	Average
			Average	Exercise	Exercise
	Stock	Stock	Remaining	Price of	Price of
	Options	Options	Contractual	Options	Options
Range of Exercise Prices	Outstanding	Exercisable	Life	Outstanding	Exercisable
$0.13 to $0.85	1,551,000	1,551,000	2.50 years	$0.38	$0.38
$1.65 to $2.25	552,250	522,771	3.62 years	$1.99	$1.98
$3.00 to $5.91	465,074	367,284	7.35 years	$3.18	$3.05
$8.12 to $15.17	549,000	499,000	2.22 years	$8.76	$8.12
	3,117,324	2,940,055	3.37 years	$2.56	$2.31

On March 29, 2005, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin (“SAB”) No. 107, which provides the SEC Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the three and nine months ended December 31, 2006 is as follows:

Year ended December 31, 2006
Officer compensation	$180,563
Non-employee directors	1,145,081
Sales, general and administrative	166,969
Total stock option expense, included in total operating expenses	$1,492,613

NOTE 9—INCOME TAXES

The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended December 31, 2006, 2005 and 2004:

	For the Year Ended December 31,
	2006	2005	2004
Current tax provision
Federal	$1,168,319	$983,705	$202,827
State	325,464	186,888	105,149
Foreign	17,100	—	—
Total	1,510,883	1,170,593	307,976
Deferred tax provision (benefit)
Federal	(371,000)	(130,000)	(222,000)
State	(110,000)	(45,000)	(63,000)
Total	(481,000)	(175,000)	(285,000)
Total provision (benefit) for income taxes	$1,029,883	$995,593	$22,976

The provision for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2006, 2005 and 2004:

	For the Year Ended December 31,
	2006	2005	2004
Statutory regular federal income tax rate	34.0%	34.0%	34.0%
State taxes net of federal benefit	7.1	5.1	6.0
Non-deductible entertainment	0.3	0.4	1.0
Foreign income tax rate differential	(5.5)	0.0	0.0
Non-taxable income	(3.8)	0.0	0.0
Other	(3.3)	(0.7)	11.0
Total	28.9%	38.8%	52.0%

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes as of December 31, 2006 and 2005 consisted of the following:

	December 31,
	2006	2005
Current deferred tax assets
Allowance for bad debt	$271,000	$220,000
SFAS 123(R) — Non-Quals	595,000	—
Allowance for obsolete inventory	102,000	99,000
State tax expense	—	26,000
Accrued compensation	26,000	12,000
Contribution carryover	5,000	—
Other accruals	42,000	193,000
Total Current deferred tax assets	1,041,000	550,000
Non-current deferred tax assets
Depreciation	(36,000)	(23,000)
Total non-current deferred tax assets	(36,000)	(23,000)
Net deferred tax assets	$1,005,000	$527,000

NOTE 10—SEGMENT AND RELATED INFORMATION

SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information” requires that the Company disclose certain information about it operating segments where operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments.  Summarized financial information concerning the Company’s reportable regions is shown in the following tables for the years ended December 31, 2006, 2005 and 2004.

All fixed assets are located in the Company’s offices in the United States and Mexico. Geographical revenues for the years ended December 31, 2006, 2005 and 2004 were as follows:

	For the Year Ended December 31,
	2006	2005	2004
North America	$11,447,511	$45,575,714	$64,754,575
South America	148,626,172	72,333,046	—
Central America	80,822,799	27,882,197	8,564,078
Europe	—	—	87,737
Total	$240,896,482	$145,790,957	$73,406,390

During the years ended December 31, 2006, 2005 and 2004, no revenues from any individual country other than Argentina and Guatemala were greater than 10% of the Company’s consolidated revenues.

NOTE 11—QUARTERLY FINANCIAL DATA

The following tables are summaries of the unaudited quarterly financial information for the years ended December 31, 2006 and 2005.

	Year Ended December 31, 2006
	First	Second	Third	Fourth	Total
Operating Data:
Net sales	$54,127,089	$58,279,558	$67,568,847	$60,920,988	$240,896,482
Cost of sales	49,947,224	53,947,902	62,154,069	56,077,987	222,127,182
Gross profit	4,179,865	4,331,656	5,414,778	4,843,001	18,769,300
Operating Expenses	3,096,100	4,019,995	4,439,674	3,750,941	15,306,710
Operating income from Continuing Operations	1,083,764	311,661	975,103	1,092,061	3,462,590
Income (loss) from Discontinued Operations	(1,844)	1,192	(40)	—	(692)
Net income (loss)	$1,173,327	$127,360	$677,178	$560,957	$2,538,822
Diluted weighted-average number of shares outstanding	15,466,938	16,267,032	16,278,809	16,163,824	15,815,339
Diluted earnings (loss) per share Continuing Operations	$0.07	$0.01	$0.04	$0.04	$0.16

	Year Ended December 31, 2005
	First	Second	Third	Fourth	Total
Operating Data:
Net sales	$24,024,217	$32,527,630	$54,237,278	$35,001,832	$145,790,957
Cost of sales	21,892,957	29,871,047	50,047,209	31,878,708	133,689,921
Gross profit	2,131,260	2,656,583	4,190,069	3,123,124	12,101,036
Operating Expenses	1,566,914	1,980,779	2,970,160	1,849,986	8,367,839
Operating income from Continuing Operations before interest expense and tax provision	564,346	675,804	1,219,909	1,273,138	3,733,197
Income (loss) from Discontinued Operations	(6,077)	(11,007)	391,563	(5,756)	368,723
Net income (loss)	$314,838	$407,937	$1,173,693	$810,654	$2,707,122
Diluted weighted-average number of shares outstanding	5,856,686	5,827,793	5,967,670	6,654,028	6,141,221
Diluted earnings (loss) per share Continuing Operations	$0.05	$0.07	$0.13	$0.13	$0.38

SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts—Schedule II

	Balance, beginning of year	Additions charged to operations	Deletions from Reserve	Balance, end of year
Allowance for doubtful accounts
December 31, 2006	$552,993	$439,556	$312,996	$679,522
December 31, 2005	250,000	1,186,823	883,830	552,993
December 31, 2004	359,990	704,200	814,190	250,000
Reserve for inventory obsolescence
December 31, 2006	$249,476	$751,259	$746,228	$254,508
December 31, 2005	141,084	935,684	827,292	249,476
December 31, 2004	78,480	1,398,442	1,335,838	141,084

EXHIBIT INDEX

Number	Description
3.1	Articles Of Incorporation(1)
3.2	Bylaws(1)
4.1	Specimen Common Stock Certificate(1)
4.2	1998 Stock Option Plan(3)
4.3	2003 Stock Option Plan, as amended(15)
4.4	Form of Stock Option Agreement—2003 Stock Option Plan—Non Employee Director(4)
4.5	Form of Stock Option Agreement—2003 Stock Option Plan—Incentive Stock Option(4)
4.6	2006 Equity Incentive Plan(9)
4.7	Form of Stock Option Grant Notice/Stock Option Agreement(10)
4.8	Form of Amended and Restated Stock Option Agreement (Non-Employee Directors’ Option)(9)
10.1	Stock Purchase Agreement dated as of January 26, 2004 among InfoSonics, InfoSonics Mexico, Inc., Joseph Ram and Abraham Rosler concerning InfoSonics de Mexico.(1)
10.2	Securities Purchase Agreement by and among InfoSonics and the investors listed thereon dated January 30, 2005(5)
10.3	Form of Common Stock Purchase Warrant(5)
10.4	Form of Amendment No. 1 to Common Stock Purchase Warrant(11)
10.5	Credit Agreement dated October 6, 2005 between InfoSonics and Wells Fargo HSBC Trade Bank, National Association(6)
10.6	First Amendment to Credit Agreement dated November 22, 2005 between InfoSonics and Wells Fargo HSBC Trade Bank, National Association(7)
10.7	Amendment to Credit Agreement dated September 29, 2006 between InfoSonics and Wells Fargo HSBC Trade Bank, N.A.(12)
10.8	Fifth Amendment to Credit Agreement dated October 12, 2006 between InfoSonics and Wells Fargo HSBC Trade Bank, N.A.(13)
10.9	Agreement for Purchase and Sale of Assets dated October 20, 2004 between The Mobile Solution Corporation and Axcess Mobile, LLC (InfoSonics’ subsidiary)(8)
10.10	Employment Agreement dated as of January 1, 2004 between InfoSonics and Joseph Ram(1)
10.11	Employment Agreement dated as of January 1, 2004 between InfoSonics and Abraham Rosler(1)
10.12	Employment Agreement dated as of January 1, 2004 between InfoSonics and Joseph Murgo(1)
10.12	Employment Agreement dated as of January 1, 2004 between InfoSonics and Jeffrey Klausner(1)
10.13	Letter Agreement dated June 2, 2006 between InfoSonics Corporation and Timmy Monico(14)
10.14	Lease Agreement effective April 1, 2004 between InfoSonics and Robert Jean Lichter and Gail F. Lichter Family Trust(2)
21	Subsidiaries of InfoSonics(*)
23	Consent of Independent Registered Public Accounting Firm(*)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002(*)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002(*)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002(*)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002(*)
99.1	Employee Code of Business Conduct and Ethics(1)
99.2	Code of Ethics for Chief Executive Officer, Chief Financial Officer and Controller(1)

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

(5)             Incorporated by reference from the Company’s Current Report on Form 8-K, filed on February 2, 2006.

(6)             Incorporated by reference from the Company’s Current Report on Form 8-K, filed on October 13, 2005.

(7)             Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 29, 2005.

(8)             Incorporated by reference from the Company’s Current Report on Form 8-K, filed on November 3, 2004.

(9)             Incorporated by reference from the Company’s Registration Statement on Form S-8, filed on June 12, 2006.

(10)       Incorporated by reference from the Company’s Current Report on Form 8-K, filed on June 12, 2006.

(11)       Incorporated by reference from the Company’s Current Report on Form 8-K, filed on June 9, 2006.

(12)       Incorporated by reference from the Company’s Current Report on Form 8-K, filed on October 5, 2006.

(13)       Incorporated by reference from the Company’s Current Report on Form 8-K, filed on October 13, 2006.

(14)       Incorporated by reference from the Company’s Current Report on Form 8-K, filed on June 5, 2006.

(15)       Incorporated by reference from the Company’s Annual Report on Form 10-K, filed on March 31, 2006.

(*)            Filed herewith