Form 10-Q
period 2007-03-31
INFOSONICS CORP
filed 2007-05-15
CIK 1274032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

Yes  ☐   No ☒

As of May 10, 2007, the Registrant had 14,500,353 shares outstanding of its $.001 par value common stock.

InfoSonics Corporation and Subsidiaries

Quarterly Report on Form 10-Q For The Period Ended March 31, 2007

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

InfoSonics Corporation and Subsidiaries
Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,201,544	$30,243,392
Trade accounts receivable, net of allowance for doubtful accounts of $779,008 (unaudited) and $679,522	44,885,428	37,798,284
Inventory, net of reserves of $437,073 (unaudited) and $254,508	18,342,097	11,174,200
Prepaid inventory	237,816	162,146
Prepaid expenses	433,846	316,919
Prepaid taxes	1,351,009	973,749
Net assets of discontinued operations	4,209	4,209
Deferred tax assets – current	1,115,000	1,041,000

Total current assets	78,570,949	81,713,899

Property and equipment, net	1,234,093	615,185
Intangible assets	504,000	504,000
Deferred tax assets – non-current	286,298	—
Other assets	155,825	137,381

Total assets	$80,751,165	$82,970,465

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$22,369,071	$25,648,614
Accounts payable	18,248,520	18,099,985
Accrued expenses	2,417,411	1,261,988
Income taxes payable	31,870	17,100

Total current liabilities	43,066,872	45,027,687

Deferred tax liability non-current	—	36,000

Total liabilities	43,066,872	45,063,687
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value 10,000,000 shares authorized (no shares issued and outstanding as of applicable period end)	—	—
Common stock, $0.001 par value 40,000,000 shares authorized (14,400,068 and 14,180,068 shares issued and outstanding as of applicable period end)	14,400	14,180
Additional paid-in capital	31,101,981	30,751,372
Accumulated other comprehensive loss	(24,046)	(8,865)
Retained earnings	6,591,958	7,150,091

Total stockholders’ equity	37,684,293	37,906,778

Total liabilities and stockholders’ equity	$80,751,165	$82,970,465

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation and Subsidiaries
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended March 31,
	2007	2006
		(restated)
Net sales	$58,403,610	$54,127,089
Cost of sales	55,254,746	49,947,224

Gross profit	3,148,864	4,179,865
Operating expenses, including non-cash expense for stock options of $97,449 and $52,443	4,031,293	3,096,100

Operating income (loss) from continuing operations	(882,429)	1,083,765

Other income (expense)
Change in fair value of derivative liability	—	399,009
Interest expense	(55,472)	(80,565)

Income (loss) from continuing operations before provision for income taxes	(937,901)	1,402,209
Provision (benefit) for income taxes	(379,768)	227,038

Income (loss) from continuing operations	(558,133)	1,175,171
Loss from discontinued operations, net of income tax benefit	—	(1,844)

Net income (loss)	$(558,133)	$1,173,327

Basic earnings (loss) per share:
From continuing operations	$(0.04)	$0.09
From discontinued operations	$(0.00)	$(0.00)
Net income (loss)	$(0.04)	$0.09
Diluted earnings (loss) per share:
From continuing operations	$(0.04)	$0.08
From discontinued operations	$(0.00)	$(0.00)
Net income (loss)	$(0.04)	$0.08

Basic weighted-average number of common shares outstanding	14,318,912	12,795,822

Diluted weighted-average number of common shares outstanding	14,318,912	15,466,938

Accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

	For the Three Month Ended March 31,
	2007	2006
		(restated)
Net income (loss)	$(558,133)	$1,173,327
Other comprehensive loss:
Foreign currency translation adjustments	(15,181)	—
Comprehensive income (loss)	$(573,314)	$1,173,327

Accompanying notes are an integral part of these financial statements

InfoSonics Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited)

	For the Three Months Ended March 31,
	2007	2006
		(restated)
Cash flows from operating activities:
Net income (loss)	$(558,133)	$1,175,171
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities
Depreciation and amortization	43,032	31,935
Provision for bad debt	99,455	312,297
Provision for obsolete inventory	182,565	168,974
Tax benefit from stock option exercises	—	96,409
Stock option expense	97,449	52,443
Change in fair value of derivative liability	—	(399,009)
(Increase) decrease in
Trade accounts receivable	(7,186,599)	(23,652,578)
Inventory	(7,403,373)	(2,406,482)
Prepaid inventory	(22,759)	(2,432,581)
Prepaid expenses	(494,187)	(363,784)
Other assets	(18,443)	511
Deferred tax asset current	(74,000)	(94,000)
Deferred tax asset non current	(322,298)	(19,207)
Increase (decrease) in
Accounts payable	148,535	9,971,802
Accrued expenses	1,155,423	478,726
Income tax liabilities	14,770	244,629

Cash provided by (used in) continuing operations	(14,338,563)	(16,834,744)
Cash provided by (used in) discontinued operations	—	629

Net cash provided by (used in) operating activities	(14,338,563)	(16,834,115)

Cash flows from investing activities:

Purchase of property and equipment	(661,939)	(27,092)

Net cash provided by (used in) investing activities	(661,939)	(27,092)

Cash flows from financing activities:
Borrowings from line of credit	222,856,230	23,998,241
Payments on line of credit	(226,135,774)	(16,086,310)
Cash paid for offering costs	—	(991,680)
Cash received for stock and warrants	253,380	14,574,354

Net cash provided by (used in) financing activities	(3,026,164)	21,494,605

Effect of exchange rate changes on cash	(15,181)	—

Net increase (decrease) in cash and cash equivalents	(18,041,847)	4,633,398

Cash and cash equivalents, beginning of period	30,243,392	7,712,915

Cash and cash equivalents, end of period	$12,201,544	$12,346,313

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation
Condensed Notes to Unaudited Consolidated Financial Statements
as of and at March 31, 2007
(unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements and these condensed notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the financial position or results of operations of InfoSonics Corporation (the “Company”), although they may. These unaudited consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  These unaudited consolidated financial statements reflect all adjustments considered, in the opinion of the Company’s management, necessary to fairly present the results for the periods covered herein and such adjustments are considered of a normal recurring nature.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, Axcess Mobile LLC, InfoSonics Latin America, Inc. InfoSonics de Mexico S.A. de C.V., InfoSonics de Guatemala S.A., InfoSonics El Salvador S.A. de C.V., InfoSonics S.A., InfoSonics Chile y Compania Limitada and InfoSonics Colombia S.A. all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation of these consolidated financial statements.

The unaudited consolidated balance sheet at March 31, 2007 does not include all of the information and footnotes required by GAAP for complete financial statements. Due to seasonality of the Company’s business and other factors, the Company’s interim results may not be indicative of the condition at or the results for the full fiscal year of 2007 or for any other future period. The unaudited Consolidated Statements of Income for the three months ended March 31, 2007 and the unaudited Consolidated Statement of Cash Flows for the three months ended March 31, 2007 are not necessarily indicative of the operating results or cash flows that may be expected for the full fiscal year of 2007 or for any future period.

Share and per share amounts for all periods presented in this report (unless otherwise stated) have been adjusted to reflect the two-for-one common stock split in the form of a stock dividend effected on June 19, 2006.  Additionally amounts presented for the period ended March 31, 2006 are restated.

NOTE 2. Stock-Based Compensation

The Company has three equity incentive plans, the 2006 Equity Incentive Plan (2006 Plan), the 2003 Stock Option Plan (2003 Plan) and, the 1998 Stock Option Plan (1998 Plan).  Each of the plans has been approved by our shareholders. The 2006 Plan is the only plan from which additional equity incentives will be granted. The 2006 Plan authorizes the grant of up to 1,000,000 equity incentives. The Company is also a party to non-plan option agreements with several non-employee directors and several institutions.

Effective January 1, 2006 the Company adopted Financial Accounting Standards Board SFAS No. 123R, “Share Based Payments” using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS 123, as amended by SFAS 148. Such fair value is recognized as expense over the service period, net of estimated forfeitures.

On March 29, 2005, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin (“SAB”) No. 107, which provides the SEC Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months ended March 31,
	2007	2006
Officer compensation	$46,018	$18,297
Non-employee directors	3,451	—
Sales, general and administrative	47,980	34,146
Total stock option expense, included in total operating expenses	$97,449	$52,443

Our stock options vest on an annual or a monthly basis. As of March 31, 2007, there was $709,000 of total unrecognized compensation costs related to the non-vested stock options.  The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.   That cost is expected to be recognized over the weighted-average period of 3.75 years.  Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. SFAS 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the first quarter of 2007, we recorded an expense of $97,449, related to options previously granted. Under current U.S. federal tax law, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in our Consolidated Statements of Income.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2007, 2006 and 2005: risk-free interest rate of 4.66% in 2007 and ranging from 4.88% to 5.04% in 2006 and 3.22% to 4.41% in 2005 based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of zero percent as the Company has not, and does not intend to, issue dividends; and expected lives of 3 to 7 years based upon the historical life of options. For grants in 2007, 2006 and 2005, the expected volatility used ranged from 62% to 91%, based on the Company’s historical stock price fluctuations for a period matching the expected life of the options.

A summary of option activity under all of the above plans as of March 31, 2007, and changes during the three months then ended is presented in the table below:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2007	3,117,324	$2.56		—
Granted	40,000	$3.79	5.95	—
Exercised	194,000	$1.71		—
Forfeited	—	$—		—
Outstanding at March 31, 2007	2,963,324	$2.68	3.26	—
Vested and expected to vest	2,963,324	$2.68	3.26	—
Exercisable at March 31, 2007	2,799,071	$2.42	3.15	—

A summary of the status of the Company’s non vested options at March 31, 2007, and changes during the three months ended March 31, 2007, is presented below:

	Shares	Weighted-average grant-date fair value
Nonvested at December 31, 2006	177,269	$6.65
Granted	40,000	$3.79
Vested	17,177	$4.03
Forfeited	—	$—
Non-vested at March 31, 2007	164,253	$7.41

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 was $3.79. The total intrinsic value of options granted during the three months ended March 31, 2007 and 2006 was $0 and $0 respectively. There was $253,000 and $164,000 cash received from options exercised for the three months ended March 31, 2007 and 2006, respectively. The stock based compensation unrecognized expense for future periods as of March 31, 2007 is approximately $709,000 with a weighted average remaining vesting period of 3.75 years.

NOTE 3. Earnings Per Share

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

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

Three Months Ended March 31,
2006
(restated)
Numerator: Net income	$1,173,327
Denominator:
Denominator for basic earnings per share – weighted average shares	12,795,822
Effect of dilutive securities
Employee stock options	2,671,116
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	15,466,938

Basic earnings per share	$0.09

Diluted earnings per share	$0.08

Common shares from exercise of certain options and warrants have been excluded from the computation of diluted earnings per share because their exercise prices are greater than the Company’s weighted-average stock price for the period. For the three months ended March 31, 2006, the number of shares excluded was 1,926,753.

Since their effect would have been, anti-dilutive, 2,963,324, stock options and warrants to purchase shares of common stock have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2007.

NOTE 4. Income Taxes

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company concluded that at this time there are no uncertain tax positions. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings.

The Company is subject to US federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2002 through 2006 remain open to examination. As of March 31, 2007, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

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

NOTE 5. Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow moving or obsolete are reduced to estimated net realizable value through an appropriate reserve.  In addition, at March 31, 2007, we had in-transit inventory of $1 million, which is under the control of a common freight carrier until it arrives at one of our warehouse facilities.  This inventory is owned by the Company while it is in-transit.  Inventory consists of the following:

	March 31, 2007	December 31, 2006
Finished goods	$18,779,170	$11,428,708
Inventory reserve	(437,073)	(254,508)
Net inventory	$18,342,097	$11,174,200

NOTE 6. Property and Equipment

Property and equipment are primarily located in the United States, with the exception of $262,000 of machinery and equipment located at our Mexico facility (installed in June 2006 and included in the table below) and consisted of the following as of the dates presented:

	March 31, 2007	December 31, 2006
Machinery and equipment	$786,547	$774,465
Furniture and fixtures	166,921	166,921
Tooling and molds	649,858	—
Subtotal	1,603,326	941,386
Less accumulated depreciation	369,233	326,201
Total	$1,234,093	$615,185

Depreciation expense was $43,032 and $31,935 for the three months ended March 31, 2007 and 2006, respectively

NOTE 7. Line of Credit

The Company has a line of credit from Wells Fargo HSBC Trade Bank N.A., which provides for advances not to exceed 80% of eligible domestic accounts receivable and 85% of foreign-insured accounts receivable (depending on the country of the debtor), up to a maximum of $30,000,000. As of March 31, 2007, the majority of our debt was based on foreign accounts receivable.

Interest is payable on a monthly basis (i) at Wells Fargo’s prime rate minus 0.25% (8.25% at March 31, 2007) or (ii) at the one-month LIBOR plus 1.50% (5.32% at March 31, 2007). The interest rate is floating at Wells Fargo’s prime rate or is at LIBOR plus 1.5% if the debt is a fixed amount drawn upon.  The line of credit is collateralized by substantially all of the assets of the Company, and expires October 1, 2008. In addition to reporting and other non-financial covenants, the line of credit contains certain financial covenants which require the Company to maintain a tangible net worth of not less than $30,000,000 plus 50% of net profit after tax from January 1, 2007, a pre-tax profit of not less than $1 on a rolling four quarter basis, a quick ratio of not less than one-to-one, a debt-to-net worth ratio of not greater than two-to-one, and an annual net income after taxes of at least $1. Management believes the Company was in compliance with these covenants at March 31, 2007. At March 31, 2007 and December 31, 2006 the amounts drawn against the line of credit were $22,369,071 and $25,648,614, respectively.

The Company has no other notes payable.

NOTE 8. Stockholders’ Equity

Sale of Common Stock and Warrants

On January 30, 2006, the Company sold an aggregate of 2,200,000 shares of its common stock at $6.55 per share with accompanying warrants, for total gross proceeds of $14,410,000.

Stock Options

Effective March 9, 2007, the Company granted options to purchase an aggregate of 40,000 of its common stock to certain foreign contractors (the “Contractor Options”). One-fourth of the total options subject to these option grants become exercisable one year from the contractor’s grantee’s first date of duties, and 1/48th of the total options become exercisable each month thereafter until fully vested.  These options have exercise prices of $3.79 per share, which was the closing price per share of the Company’s common stock on March 9, 2007, and expire six years from the date of grant.

NOTE 9. Recent Accounting Pronouncements

In February 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 155 “Accounting for Certain Hybrid Financial Instruments.”  SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. Generally, FASB Statement of Financial Accounting Standards SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately (referred to as bifurcation) under certain conditions. That general rule notwithstanding, SFAS No. 133 (prior to amendments made to it by SFAS No. 155) provides a broad exception for interest-only and principal-only strips initially resulting from the separation of rights to receive contractual cash flows of a financial instrument that itself does not contain an embedded derivative that would have been accounted for separately. SFAS 155 amends SFAS 133 to restrict the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument.  Prior to amendments made by SFAS 155, SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” permitted a qualifying special-purpose entity (SPE) to hold only passive derivative financial instruments pertaining to beneficial interests (other than another derivative financial instrument) issued or sold to parties other than the transferor. SFAS 155 amends SFAS 140 to allow a qualifying SPE to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument.

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

In September 2006, the United States Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the Company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.  The adoption of SAB 108 did not have a material impact on the Company’s results of operations and financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position, that based solely on its technical merits is more likely than not to be sustained upon examination by the applicable taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006, although early adoption is permitted.  The adoption of FIN 48 did not have a material impact on the Company’s results of operations and financial position.

In October 2006, the Emerging Issues Task Force (EITF) issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the first quarter of our fiscal year 2007). The adoption of EITF 06-3 did not have a material impact on the Company’s results of operations, financial position or cash flow.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 “ (“SFAS 159”).  This standard amends FASB Statement No. 115, “Accounting for Certain Investment in Debt and Equity Securities ,” with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option.  This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. If elected, the implementation of FAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 10. Geographic Information

The Company currently operates in one business segment.  All fixed assets are located in Company facilities in the United States and Mexico. Net sales by geographical area for the three and three months ended March 31, 2007 and March 31, 2006 were:

	Three months ended
	March 31, 2007	March 31, 2006
United States	$12,158,256	$1,720,699
Central America	10,860,333	19,375,215
South America	35,385,021	33,031,175
Total	$58,403,610	$54,127,089

NOTE 11.  Commitments and Contingencies

Securities Class Actions

Six securities actions, originally filed between June and July 2006, were recently consolidated as In Re: InfoSonics Corporation Securities Litigation, Lead Case No. 06 CV 1231, before Judge Moskowitz in the Southern District of California.  Plaintiffs’ consolidated complaint was filed on February 14, 2007.  Plaintiffs assert claims for violation of section 10(b) of the Exchange Act and associated Rule 10b-5, 20(a) and 20A in connection with the Company’s restatement announced June 12, 2006 and allegedly false and/or misleading statements and accounting related to the Company’s distribution agreement with VK Mobile.  Plaintiffs seek a declaration that their action is a proper class action pursuant to Rule 23(a) and (b)(3), unspecified damages, prejudgment and post-judgment interest, attorneys’ fees, expert witness fees, other costs, and other unspecified relief.  The plaintiffs purport to represent a class of purchasers of the Company’s stock during the period February 6, 2006 to August 9, 2006.  On April 16, 2007, the defendants filed a motion to dismiss the consolidated complaint on the grounds, among others, that the plaintiffs have failed to adequately plead violations of the securities laws.  Plaintiffs’ response to defendants’ motion to dismiss is due May 16, 2007 and the motion is currently scheduled to be heard on June 15, 2007.  As of this time, the Court has not set a date for trial or completion of discovery.

Derivative Lawsuits

The three derivative lawsuits originally filed on June 27, 2006, July 14, 2006, and July 28, 2006 in the United States District Court for the Southern District of California, purportedly on behalf of the Company against certain of our officers and directors, and the Company as a nominal defendant, have been consolidated as In Re InfoSonics Corporation Derivative Litigation, Lead Case No. 06 CV 1336, and transferred to Judge Moskowitz in the Southern District of California.  Plaintiffs’ consolidated complaint was received on November 8, 2006.  It asserts claims for disgorgement under the Sarbanes-Oxley Act of 2002, violation of Section 14(a) of the Exchange Act, violation of California Corporations Code section 25403, violation of California Corporations Code section 254403, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and an accounting, in connection with the Company’s restatement of first quarter 2006 earnings and in connection with allegations of wrongdoing with respect to granting, exercising, accounting and reporting of the stock options that the Company granted in December 2005.  Plaintiffs seek unspecified damages, declaratory relief regarding the Sarbanes-Oxley Act of 2002, Section 14(a) of the Exchange Act, and the legality of stock options, a constructive trust, restitution, disgorgement, modification of certain corporate governance and internal procedures, extraordinary equitable and/or injunctive relief, costs, and such other relief as is just and proper.  On January 12, 2007, defendants filed a motion to dismiss on the grounds, among others, that the plaintiffs had failed to make a demand on the Company’s board of directors and to adequately allege their other purported claims.  The two non-resident director defendants also filed motions to dismiss based upon a lack of personal jurisdiction in California.  The motion to dismiss for failure to make a demand and failure to state a claim was submitted on April 27, 2007.  The hearing on the personal jurisdiction motion has been continued until May 22, 2007 to allow plaintiffs to conduct limited discovery on the personal jurisdiction issue.  As of this time, the Court has not set a date for trial or completion of discovery.

NOTE 12. Restatement

The Company has reassessed its application of certain provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock, it recorded $564,000 of other income during the quarter ended March 31, 2006 related to a mark to market adjustment of certain warrants.  Since these warrants became part of permanent equity on February 17, 2006, InfoSonics should have ceased applying the mark to market provisions of EITF 00-19, on that date.  Accordingly, the net income for the quarter ended March 31, 2006 has been reduced by a non-cash amount of $564,000.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other General Information

This discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and condensed notes thereto included in this report and with our Annual Report on Form 10-K for the year ended December 31, 2006 (including our 2006 audited consolidated financial statements and related notes thereto). InfoSonics Corporation’s (“InfoSonics” or the “Company”) discussion and analysis of financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities as of and at the financial statement date, and reported amounts of revenue and expenses during the reporting period. On an ongoing basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from these estimates under different assumptions or conditions, but we do not believe such differences will materially affect our consolidated statement of operations. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in “—Critical Accounting Policies.”  All references to results of operations in this discussion are to results from continuing operations, unless otherwise noted.

Safe Harbor Statement

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

(19) dependency on Latin American sales; and (20) uncertain political and economic conditions internationally; (21) the impact, if any, of changes in EITF 00-19 or SFAS 133 guidance as it relates to warrants and registration rights; (22) the resolution of any litigation against the company and (23) the ability of the Company to generate income in future periods in order to utilize and realize any quarterly tax benefits recorded.  Our actual results could differ materially from those anticipated in our forward looking statements.

InfoSonics has instituted in the past and continues to institute changes to its strategies, operations and processes to address risks and uncertainties and to mitigate their impact on InfoSonics’ results of operations and financial condition. However, no assurances can be given that InfoSonics will be successful in these efforts. For a further discussion of significant factors to consider concerning InfoSonics, see “Item 1A. Risk Factors” of InfoSonics’ Annual Report on Form 10-K for the year ended December 31, 2006 and “Part II. Item 1A. Risk Factors” of this report. In addition, other risks or uncertainties may be detailed from time to time in InfoSonics’ future SEC filings.

Overview

We are one of the premier providers and distributors of wireless handsets and accessories in Latin America and the United States. We provide end-to-end handset and wireless terminal solutions for carriers in both Latin America and the United States.   We distribute products of several key original equipment manufacturers, including Samsung, Alcatel/TCL, VK Corporation, LG, Novatel and others.  We also distribute semi-proprietary products under the Disney brand in Latin America, and are designing and distributing our recently announced proprietary line of products under our own verykool™ brand, which will include entry level, mid-tier and high-end products.

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

Due to seasonal and other factors, our interim condition or results may not be indicative of fiscal year 2007 or other future condition or results. Our financial condition and operating results are influenced by several seasonal and other factors, which may cause our financial condition and operating results to fluctuate on a quarterly basis, including, but not limited to, the timing and introduction of new products by our suppliers and competitors, promotions and subsidies by network operators, technical and certification delays by industry bodies as well as the operators, purchasing patterns of customers, the timing of holidays, the introduction of our proprietary verykool™ products line and other events affecting consumer demand.

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

Company Specific Trends and Risks

Our strategy incorporates overall market growth elements for each aspect of our business, which we hope will result in continued growth. In the quarter ended March 31, 2007, our net sales increased by 8%, and wireless handset units sold increased by 10%, compared with the quarter ended March 31, 2006. Although we have incorporated growth into our strategy, there can be no assurances that this trend will continue.

During the quarter ended March 31, 2007, we experienced significant growth in our United States region, accounting for 21% of our total net sales, as compared to 3% for the quarter ended March 31, 2006.  The South American and Central American regions collectively accounted for 79% of net sales for the first quarter of 2007, compared to 97% for the first quarter of 2006. This increase in the United States was primarily the result of increased product availability.  By contrast the decrease of net sales in the Central America region was a result of a significant decrease in handset demand as a result of industry wide excess inventory in the channel for that particular region, which had an impact on our net sales to that region and our overall gross profit.

Results of Operations:

Three Months Ended March 31, 2007 and 2006

Net Sales

For the three months ended March 31, 2007 (first quarter of 2007), our net sales of $58.4 million represented an increase of 8% compared to $54.1 million for the same period of 2006 (first quarter of 2006).  This increase was primarily attributable to a 10% increase in wireless handset volume, partially offset by a 5% decrease in average selling price per unit sold. The geographic mix of net sales shifted in the first quarter of 2007 as sales in the United States increased substantially to 21% of net sales, as compared to 3% of net sales for the first quarter of 2006.  In contrast, our net sales in Central America significantly decreased to 18% of our net sales for the first quarter of 2007, as compared to 36% of net sales for the first quarter of 2006.  Our South America region continued to represent the majority of our business accounting for 61% of our net sales in the first quarter of 2007 and 2006.  This regional shift in net sales was the result of two primary factors.  Product availability in the United States was sufficient to meet the demands of our customers.  However in contrast, the Central American region had excess inventory in the channel, resulting in a reduction of opportunity for sales and gross margin.  We continued our sales and marketing efforts in all regions and in the United States we were able to achieve incremental sales to existing customers.  In South America our efforts enabled sales to new customers and additional sales to existing customers.  This region continues to experience a general increase in handset sales.   In the first quarter of 2007 we had a net loss of $558,000, or $0.04 per diluted share, as compared to income of $1.2 million or $0.08 per diluted share in the first quarter of 2006.  The first quarter of 2006 included non-cash income of $399,000 resulting from change in fair value of derivative liability of warrants issued in conjunction with a financing completed during that quarter.  Excluding this non-cash income, we had non-GAAP net income of $774,000 or $0.05 per diluted share for the first quarter of 2006.  (see reconciliation below)

	Quarter ended March 31,		Increase
	2007	2006	(Decrease)
	(Dollar amounts in thousands, except per share amounts) (unaudited)
Net sales	$58,404	$54,127	8%
Gross profit	3,149	4,180	(25)%
Net income (loss) GAAP	(558)	1,173	(147)%
Net income (loss) non-GAAP	(461)	774	(171)%

Diluted earnings (loss) per share from net income (loss) GAAP	$(0.04)	$0.08	(138)%
Diluted earnings (loss) per share from net income (loss) non-GAAP	$(0.03)	$0.05	(160)%

Net sales by geographic region

	Quarter ended March 31,		Increase
	2007	2006	(Decrease)
	(Dollar amounts in thousands) (unaudited)
United States	$12,158	$1,721	607%
Central America	10,861	19,375	(44)%
South America	35,385	33,031	7%
Total	$58,404	$54,127	8%

Cost of Sales, Gross Profit and Gross Margin

For the quarter ended March 31, 2007, cost of sales was $55.3 million, or 94.6% of net sales, compared with $49.9 million, or 92.3% of net sales, for the quarter ended March 31, 2006. The increase in our total cost of sales was a direct result of many factors including our increased sales levels on a consolidated basis, as well as increased product mix of higher cost products.  In the Central America region, a significant decrease in handset demand as a result of industry wide excess inventory in the channel for that particular region, also impacted our ability to sell higher margin products.  Our gross margin continues to be impacted by the change of product and regional mix of our sales, as different products and different regions can have varying margins.

For the quarter ended March 31, 2007, our gross profit decreased to $3.2 million from $4.2 million, compared with the same quarter last year, a decrease of 25%. This decrease in gross profit was primarily the result of increased inventory levels in the Central American region, impacting gross margin potential on those regional sales.

	Quarter Ended March 31,		Increase
	2007	2006	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Cost of sales	$55,255	$49,947	11%
Gross profit	$3,149	$4,180	(25)%
Gross margin	5.4%	7.7%	(30)%

Operating Expenses and Operating Income (loss) from Continuing Operations

For the quarter ended March 31, 2007, operating expenses were $4.0 million, an increase of 30%, compared with the same quarter last year. As a percentage of net sales, operating expenses were 6.9% in the quarter ended March 31, 2007, compared with 5.7% in the same quarter last year.  During the quarter ended March 31, 2007, we incurred $97,000, or 0.2% of net sales, of non-cash expense relating to stock options, compared to $52,000, or 0.1% of net sales for the quarter ended March 31, 2006. Excluding such non-cash expense, operating expenses as a percentage of net sales were 6.7%, a significant increase from the same quarter last year.  This increase was primarily the result of investments in facilities, marketing, engineering and product and market development, predominantly attributable to our proprietary verykool™ product line.  We believe such investments are necessary to help build a solid foundation in these regions as well as for the verykool™ products  to support potential future growth.  (see reconciliation below)

For the quarter ended March 31, 2007, our operating loss from continuing operations was $882,000, including the non-cash expense of $97,000 relating to stock options, compared with income of $1.1 million for the quarter ended March 31, 2006, a decrease of 198%. As a percentage of net sales, operating loss from continuing operations was 1.5% for the quarter ended March 31, 2007, compared to income of 2.0% for the quarter ended March 31, 2006. The decrease in operating income from continuing operations was a result of the increase in operating expenses discussed above, in addition to the decrease in gross margin.

Operating Expenses

	Quarter Ended March 31,		Increase
	2007	2006	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Operating expenses	$4,031	$3,096	(30)%
Percentage of net sales	6.9%	5.7%	(21)%

Operating Income (loss) from Continuing Operations

	Quarter Ended March 31,		Increase
	2007	2006	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Operating income (loss) from continuing operations	$(882)	$1,084	(181)%
Percentage of net sales	(1.5)%	2.0%	(175)%

Other Income (Expense)

During the quarter ended March 31, 2007, we incurred  $55,000 of interest expense, compared to interest expense of $81,000 the same period last year.  We expect to utilize larger amounts on our revolving line of credit regularly which will impact our interest expense in future periods.  Additionally during the quarter ended March 31, 2006, we had non-cash income from change in fair value of derivative liability of $399,000, compared to no such income during the quarter ended March 31, 2007.

Other Income

	Quarter Ended March 31,		Increase
	2007	2006	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Change in fair value of derivative liability	$—	$399	100%
Interest income (expense)	(55)	(81)	(32)%
	$(55)	$318	(117)%

Net Income (Loss)

During the quarter ended March 31, 2007, our net loss was $558,000, compared to net income of $1.2 million in the same period last year.  This loss was primarily related to the factors discussed above including our decreased sales in the Central American region in addition to our reduced gross margin and increased operational expenses and investments towards the potential future of our proprietary line of verykool™ products.

Reconciliation of Non-GAAP Financial Measures to the Corresponding GAAP Financial Measures for the Three Months ended March 31, 2007 (unaudited)

The following are selected results including and excluding the impact of SFAS 123R and SFAS 133:

	Three Months ended 3-31-07				Three Months ended 3-31-06
	GAAP			Non-GAAP	GAAP			Non-GAAP
	Actual	Adjustment		Results	Actual	Adjustment		Results
		$97,449	(a)			$52,443	(a)
		—				(399,009	)(b)
Net income (loss)	$(558,133)	$97,449		$(460,684)	$1,173,327	$(346,566)		$826,761
Diluted earnings (loss) per share	$(0.04)	$0.00		$(0.03)	$0.08	$(0.02)		$0.06

(a)   Eliminates non-cash stock-option compensation charges under SFAS 123R recorded in the three months ended March 31, 2007 and 2006.

(b)   To eliminate non-cash change in fair value of derivative liability under SFAS 133 recorded in the three months ended March 31, 2006.  This derivative liability was reclassified to equity on February 17, 2006.

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

The Company believes that this financial information is useful in assessing the Company’s historical performance and year-over-year growth and when planning, forecasting and analyzing future periods.  The incremental impact of SFAS 123R during the three months ended March 31, 2007 represents the stock option expense related to stock options issued prior to the adoption of SFAS 123R and vested during the three months ended March 31, 2007 and the impact of estimating forfeitures related to nonvested shares.

The Company believes that excluding the incremental impact of SFAS 133 from net income provides meaningful supplemental information regarding its financial results for the three months ended March 31, 2007 as compared to the same period in 2006.  The Company believes that this financial information is useful in assessing the Company’s historical performance and year-over-year growth and when planning, forecasting and analyzing future periods.  The incremental impact of SFAS 133 during the three months ended March 31, 2006 represents the change in fair value of the derivative liability (for the January 2006 financing related warrants).

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

Financial Condition, Liquidity and Capital Resources

Cash used in Operating Activities

At March 31, 2007, we had $12.2 million in cash. During the three months ended March 31, 2007, we continued to leverage our bank and vendor lines of credit to fund our growth. The net cash used by operating activities was $14.3 million for the three months ended March 31, 2007, which resulted primarily from increased accounts receivable and increased inventory levels. Our accounts receivable increased $7.1 million during the three months ended March 31, 2007 due to increased sales and increased net payment terms  to certain regions during that period, as described in the following paragraph. The $7.2 million increase in inventory during the three months ended March 31, 2007 and was due to higher sales levels and buying opportunities which were available to us at March 31, 2007. Allowance for doubtful accounts at March 31, 2007 increased to $779,000, compared to $680,000 at December 31, 2006. This increase was related to the timing of customer purchases towards the end of the quarter during the three months ended March 31, 2007. We believe that at March 31, 2007, our reserve for doubtful accounts was adequate. Our increase in accounts payable of $149,000 and increase in accrued expenses of $1.2 million at March 31, 2007 compared to December 31, 2006 was an offset to the cash used for increased accounts receivable and inventory.

Days of sales outstanding

Days of sales outstanding (the average number of days it takes to collect revenue after a sale is made) at March 31, 2007 were 64 days, compared with 62 days at December 31, 2006. Normal payment terms require our customers to pay on a net 30-day or net
60-day basis depending on the region. We are constantly working with our customers to reduce our days of sales outstanding. The extension of net 60-day terms was required to remain competitive in several of the regions we currently operate, most notably in Central and South America.

Cash Used in Investing Activities

The net cash used in investing activities was $662,000 for the three months ended March 31, 2007, compared with $27,000 for the three months ended March 31, 2006. This use of cash is primarily the result of expenditures for new furniture and fixtures related to our facility in Mexico and our office, technical assembly and warehouse space, as well as the technical tools and equipment necessary for the customization process of wireless handsets.

Net Cash used in Financing Activities

The net cash used in financing activities for the three months ended March 31, 2007 of $3.0 million was primarily the result of borrowings on our bank line of credit and approximately $253,000 from the exercise of employee stock options.

Working Capital

Our net working capital at March 31, 2007 was $35.5 million, compared with $36.7 million at December 31, 2006. This increase was primarily due to our increase in accounts receivable and inventory for the three months ended March 31, 2007.

Borrowings

The Company has a line of credit from Wells Fargo HSBC Trade Bank N.A., which provides for advances not to exceed 80% of eligible domestic accounts receivable and 85% of foreign-insured accounts receivable (depending on the country of the debtor), up to a maximum of $30,000,000. As of March 31, 2007, the majority of our debt was based on foreign accounts receivable.

Interest is payable on a monthly basis (i) at Wells Fargo’s prime rate minus 0.25% (8.25% at March 31, 2007) or (ii) at the one-month LIBOR plus 1.50% (5.32% at March 31, 2007). The interest rate is floating at Wells Fargo’s prime rate or is at LIBOR plus 1.5% if the debt is a fixed amount drawn upon.  The line of credit is collateralized by substantially all of the assets of the Company, and expires October 1, 2008. In addition to reporting and other non-financial covenants, the line of credit contains certain financial covenants which require the Company to maintain a tangible net worth of not less than $30,000,000 plus 50% of net profit after tax from January 1, 2007, a pre-tax profit of not less than $1 on a rolling four quarter basis, a quick ratio of not less than one-to-one, a debt-to-net worth ratio of not greater than two-to-one, and an annual net income after taxes of at least $1. Management believes the Company was in compliance with these covenants at March 31, 2007.

We have no other notes payable.

At March 31, 2007 and December 31, 2006 the amounts drawn against the line of credit were $22,369,071 and $25,648,614, respectively. Our credit lines have been important parts of growing our business, and market changes affecting accounts receivable could diminish the borrowing base of available funds. At March 31, 2007 and December 31, 2006, advances were 75% and 84% of the available borrowing base.

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

Allowance for Doubtful Accounts

Credit evaluations are undertaken for all major sales transactions before shipment is authorized. Normal payment terms require payment on a net 30 or 60 day basis depending on the customer. On an ongoing basis, we analyze the payment history of customer accounts, including recent customer purchases. We evaluate aged items in accounts receivable and provide reserves for doubtful accounts. Customer creditworthiness and economic conditions may change, including increasing the risk of collectibility and sales returns, and may require additional provisions, which could negatively impact our operating results.

Inventory Write-Off and Effect on Gross Margin

We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on historical usage rates and our estimated forecast of product demand for a period of time, generally three months. Because of obsolescence, we will generally provide a full reserve for the costs of our inventories in excess of our relevant demand forecast for the applicable period. We attempt to control our inventory levels so that we limit inventories in excess of demand for the succeeding three months. However, because we need to place non-cancelable orders with significant lead time and because it is difficult to estimate product demand, we sometimes build inventories in excess of demand for the applicable future periods. If this occurs, we provide a reserve, which may have a negative impact on our reported results of operations and financial condition.

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

Interest Rate

We are exposed to market risk from changes in interest rates on our outstanding revolving line of credit. At March 31, 2007, we had $22.4 million outstanding, which could be affected by changes in short-term interest rates. The interest rate for our revolving line of credit is (i) Wells Fargo’s prime rate minus 0.25 (8.25% at March 31, 2007) or LIBOR plus 1.50% (5.32% at March 31, 2007). For every 1% increase in Wells Fargo’s prime rate or one-month LIBOR, our interest expense increases by $224,000 assuming $22.4 million remained outstanding for the entire year.

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

Market Risk

Substantial portions of our revenue and expenses are transacted in markets outside the United States; however, all sales transactions and accounts receivable are denominated in U.S. dollars. As a result of our international sales, our future operating results could be adversely affected by a variety of factors, including changes in specific countries’ political, economic or regulatory conditions, and trade protection measures.  Our market risk management includes an accounts receivable insurance policy for both our domestic and foreign sales.  However, there can be no assurance that our insurance policy will substantially offset the impact of fluctuations in currency exchange rates, political, economic or regulatory conditions on its results of operations and financial position. Foreign currency fluctuations did not have a material impact on our financial results during the three months ended March 31, 2007.

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

Changes in Internal Control Over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2007, that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, no such change occurred during such period.

The Company is not an “accelerated filer” (i.e. the Company’s public float is less than $75 million) for the fiscal year 2006; hence, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not be applicable to the Company until the fiscal year ended December 31, 2007.  Notwithstanding the fact that these internal control requirements are not applicable to the Company at this time, the Company has been reviewing its internal control procedures and it has retained an outside firm to assist in this process.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Securities Class Actions

Six securities actions, originally filed between June and July 2006, were recently consolidated as In Re: InfoSonics Corporation Securities Litigation, Lead Case No. 06 CV 1231, before Judge Moskowitz in the Southern District of California.  Plaintiffs’ consolidated complaint was filed on February 14, 2007.  Plaintiffs assert claims for violation of section 10(b) of the Exchange Act and associated Rule 10b-5, 20(a) and 20A in connection with the Company’s restatement announced June 12, 2006 and allegedly false and/or misleading statements and accounting related to the Company’s distribution agreement with VK Mobile.  Plaintiffs seek a declaration that their action is a proper class action pursuant to Rule 23(a) and (b)(3), unspecified damages, prejudgment and post-judgment interest, attorneys’ fees, expert witness fees, other costs, and other unspecified relief.  The plaintiffs purport to represent a class of purchasers of the Company’s stock during the period February 6, 2006 to August 9, 2006.  On April 16, 2007, the defendants filed a motion to dismiss the consolidated complaint on the grounds, among others, that the plaintiffs have failed to adequately plead violations of the securities laws.  Plaintiffs’ response to defendants’ motion to dismiss is due May 16, 2007 and the motion is currently scheduled to be heard on June 15, 2007.  As of this time, the Court has not set a date for trial or completion of discovery.

Derivative Lawsuits

The three derivative lawsuits originally filed on June 27, 2006, July 14, 2006, and July 28, 2006 in the United States District Court for the Southern District of California, purportedly on behalf of the Company against certain of our officers and directors, and the Company as a nominal defendant, have been consolidated as In Re InfoSonics Corporation Derivative Litigation, Lead Case No. 06 CV 1336, and transferred to Judge Moskowitz in the Southern District of California.  Plaintiffs’ consolidated complaint was received on November 8, 2006.  It asserts claims for disgorgement under the Sarbanes-Oxley Act of 2002, violation of Section 14(a) of the Exchange Act, violation of California Corporations Code section 25403, violation of California Corporations Code section 254403, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and an accounting, in connection with the Company’s restatement of first quarter 2006 earnings and in connection with allegations of wrongdoing with respect to granting, exercising, accounting and reporting of the stock options that the Company granted in December 2005.  Plaintiffs seek unspecified damages, declaratory relief regarding the Sarbanes-Oxley Act of 2002, Section 14(a) of the Exchange Act, and the legality of stock options, a constructive trust, restitution, disgorgement, modification of certain corporate governance and internal procedures, extraordinary equitable and/or injunctive relief, costs, and such other relief as is just and proper.  On January 12, 2007, defendants filed a motion to dismiss on the grounds, among others, that the plaintiffs had failed to make a demand on the Company’s board of directors and to adequately allege their other purported claims.  The two non-resident director defendants also filed motions to dismiss based upon a lack of personal jurisdiction in California.  The motion to dismiss for failure to make a demand and failure to state a claim was submitted on April 27, 2007.  The hearing on the personal jurisdiction motion has been continued until May 22, 2007 to allow plaintiffs to conduct limited discovery on the personal jurisdiction issue.  As of this time, the Court has not set a date for trial or completion of discovery.

We may become involved in certain other legal proceedings and claims which arise in the normal course of business. Other than as described above, as of March 31, 2007, we did not have any significant litigation outstanding.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or operating results. The risk factors and uncertainties described in our Annual Report on Form 10-K are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or operating results.  Except as set forth below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K during the period covered by this report.

We buy a significant amount of our products from a limited number of suppliers, who may not provide us with competitive products at reasonable prices when we need them in the future.

We purchase wireless handsets and accessories principally from wireless communications equipment manufacturers and distributors. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing and other terms, as well as depending on our suppliers’ abilities and financial stability. For the quarter ended March 31, 2007, two suppliers accounted for 45% and 25%, respectively, of our total cost of sales.  We currently have one exclusive and several non-exclusive agreements with our principal suppliers, which can be terminated on short notice and provide for certain territorial restrictions. Our suppliers may not offer us competitive products on favorable terms or with timely delivery. In addition new products from other manufacturers could impact the demand for products from manufacturers we represent. From time to time, we have been unable to obtain sufficient product supplies. Any failure or delay by our suppliers, particularly our three primary vendors, in supplying us with products on favorable terms may severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if these suppliers are unable to fulfill our product needs, or if any principal supplier imposes substantial price increases and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations.

The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers will have a negative impact upon our revenues and could cause our stock price to decline.

Our four largest customers in the quarter ended March 31, 2007 represented 21%, 13%,  11% and 11% of our net sales.  These customers are carriers in South America and the United States. The markets we serve are subject to significant price competition. Additionally, our customers are not contractually obligated to purchase products from us. For these and other reasons, such as competitive pricing and competitive pressures, customers may seek to obtain products or services from us at lower prices than we have been able to obtain from these customers in the past. This could occur, for example, in the case of a customer purchasing large quantities of a product from us, who then terminates this relationship because the customer can obtain a lower price by buying directly from the manufacturer or other supplier. The loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity. In addition, we have experienced losses of certain customers through industry consolidation and in the ordinary course of business. There can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.

Approximately 79% of our revenues during the quarter ended March 31, 2007 were generated outside of the United States in countries that may have volatile currencies or other risks.

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

We had outstanding debt in the amount of $22.4 million at March 31, 2007 and $25.6 million at December 31, 2006 in the form of a bank line of credit of up to $30 million based on a borrowing base, which is based on a percentage of eligible accounts receivable. Any significant decrease in our level of eligible accounts receivable will reduce our ability to borrow additional funds to adequately finance our operations and expansion strategies. If we violate our loan covenants, default on our obligations or become subject to a change of control, our indebtedness would become immediately due and payable. The terms of our credit facility restrict us from incurring additional indebtedness, which could limit our ability to expand our operations. We are also subject to negative covenants that, among other things, limit our ability to sell certain assets and make certain payments, including but not limited to, dividends, repurchases of common stock and other payments outside the normal course of business, as well as prohibiting us from merging or consolidating with another corporation or selling all or substantially all of our assets.

We depend on third parties to manufacture our proprietary verykool™ products that we distribute and, accordingly, rely on their quality control procedures and we assume the inventory risk associated with those products.

Product manufacturers typically provide no warranties on these proprietary products directly to the end consumer or to us, therefore we are solely responsible for such warranty to the end consumer. If a product we distribute for a manufacturer has quality or performance problems, our ability to provide products to our customers could be disrupted.  In addition as the verykool™ products are manufactured exclusively for us, we are burdened with carrying the inventory and there can be no assurance that we will be able to sell these devices before payment is due and at prices above our cost. Either of these risks could have a negative effect on our operations and future liquidity.

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

We are currently, and from time to time in the future may become, subject to claims and litigation, which could be expensive, lengthy, and disruptive to our normal business operations.  In addition, the outcome of any claims or litigation may be difficult to predict and could have a material adverse effect on our business, operating results or financial condition.  For further information regarding certain claims and litigation in which we are currently involved, see “Part II – Item 1.  Legal Proceedings” above.

Item 2.    Unregistered Sales Of Equity Securities And Use Of Proceeds

None.

Item 3.    Defaults on Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit

3.1	Amendment to the Bylaws of the Company (*)

10.1	Distribution Agreement by and between InfoSonics Corporation and Samsung Electronics Argentina S.A. effective as of January 1, 2007 (1)

10.2	Credit Agreement Amendment by and between InfoSonics Corporation and Wells Fargo HSBC Trade Bank, N.A. entered into February 16, 2007 (2)

10.3	Amendment to Employment Agreement as of March 5, 2007, with Joseph Ram (3)

10.4	Amendment to Employment Agreement as of March 5, 2007, with Abraham Rosler (3)

10.5	Amendment to Employment Agreement as of March 5, 2007, with Jeffrey Klausner (3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (*)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (*)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (*)

Exhibit Number	Description of Exhibit

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (*)

(*)  Filed herewith.

(1)  Incorporated by reference from the Company’s Current Report on Form 8-K filed on January 4, 2007.

(2)  Incorporated by reference from the Company’s Current Report on Form 8-K filed on February 16, 2007.

(3)  Incorporated by reference from the Company’s Current Report on Form 8-K filed on March 8, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfoSonics Corporation

Date:	May 15, 2007	By:	/s/ Joseph Ram
Joseph Ram
Chief Executive Officer

Date:	May 15, 2007	By:	/s/ Jeffrey Klausner
Jeffrey Klausner
Chief Financial Officer