Form 10-Q
period 2007-06-30
INFOSONICS CORP
filed 2007-08-14
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2007

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

Yes  ☐   No  ☒

As of August 10, 2007, the Registrant had 14,474,353 shares outstanding of its $.001 par value common stock.

InfoSonics Corporation and Subsidiaries

Quarterly Report on Form 10-Q For The Period Ended June 30, 2007

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,988,390	$30,243,392
Trade accounts receivable, net of allowance for doubtful accounts of $656,775 (unaudited) and $679,552	38,685,362	37,798,284
Inventory, net of reserves of $550,913 (unaudited) and $254,508	21,811,646	11,174,200
Prepaid inventory	930,897	162,146
Prepaid expenses	631,318	316,919
Prepaid taxes	1,345,587	973,749
Net assets of discontinued operations	4,209	4,209
Deferred tax asset – current	1,025,586	1,041,000

Total current assets	77,422,995	81,713,899

Property and equipment, net	1,807,447	615,185
Intangible assets	504,000	504,000
Deferred tax asset – non-current	719,359	—
Other assets	182,215	137,381

Total assets	$80,636,016	$82,970,465

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$19,436,000	$25,648,614
Accounts payable	21,949,241	18,099,985
Accrued expenses	1,889,649	1,261,988
Income taxes payable	21,040	17,100

Total current liabilities	43,295,930	45,027,687

Deferred tax liability non-current	—	36,000

Total liabilities	43,295,930	45,063,687

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value 10,000,000 shares authorized (no shares issued and outstanding as of applicable period end)	—	—
Common stock, $0.001 par value 40,000,000 shares authorized (14,474,353 and 14,180,068 shares issued and outstanding as of applicable period end)	14,474	14,180
Additional paid-in capital	31,209,012	30,751,372
Accumulated other comprehensive loss	(28,116)	(8,865)
Retained earnings	6,144,716	7,150,091

Total stockholders’ equity	37,340,086	37,906,778

Total liabilities and stockholders’ equity	$80,636,016	$82,970,465

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

Net sales	$58,260,701	$58,279,558	$116,664,311	$112,406,647
Cost of sales	55,063,950	53,947,902	110,318,696	103,895,126

Gross profit	3,196,751	4,331,656	6,345,615	8,511,521
Operating expenses, including non-cash expense for stock options	3,782,717	4,019,995	7,814,010	7,116,095

Operating income (loss) from continuing operations	(585,966)	311,661	(1,468,395)	1,395,426

Other income (expense)
Change in fair value of derivative liability	—	—	—	399,009
Interest income (expense)	(215,614)	(118,991)	(271,086)	(199,557)

Income (loss) from continuing operations before provision for income taxes	(801,580)	192,670	(1,739,481)	1,594,878
Provision (benefit) for income taxes	(354,337)	66,502	(734,105)	293,540

Income (loss) from continuing operations	(447,243)	126,168	(1,005,376)	1,301,338
Gain (loss) from discontinued operations, net of tax	—	1,192	—	(652)

Net income (loss)	$(447,243)	$127,360	$(1,005,376)	$1,300,686

Basic earnings per share
From continuing operations	$(0.03)	$0.01	$(0.07)	$0.10
From discontinued operations	$0.00	$0.00	$0.00	$(0.00)
Net income (loss)	$(0.03)	$0.01	$(0.07)	$0.10
Diluted earnings per share
From continuing operations	$(0.03)	$0.01	$(0.07)	$0.08
From discontinued operations	$0.00	$0.00	$0.00	$(0.00)
Net income (loss)	$(0.03)	$0.01	$(0.07)	$0.08

Basic weighted-average number of common shares outstanding	14,453,992	13,686,300	14,386,825	13,242,672

Diluted weighted-average number of common shares outstanding	14,453,992	16,267,032	14,386,825	15,766,957

Accompanying notes are an integral part of these financial statements.

Infosonics Corporation and Subsidiaries

Consolidated Statements of Comprehensive Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Net income (loss)	$(447,243)	$127,360	$(1,005,376)	$1,300,686
Other comprehensive loss:
Foreign currency translation adjustments	(4,070)	(9,615)	(19,252)	(9,615)
Comprehensive income (loss)	$(451,313)	$117,745	$(1,024,628)	$1,291,071

The accompanying notes are an integral part of these financial statements

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(1,005,376)	$1,301,338
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities
Depreciation and amortization	122,236	68,339
Provision for bad debt	(22,778)	276,632
Provision for obsolete inventory	296,405	169,722
Tax benefit from stock option exercises	—	440,940
Stock option expense	194,897	1,243,064
Change in fair value of derivative liability	—	(399,009)
(Increase) decrease in
Trade accounts receivable	(864,300)	(17,649,173)
Inventory	(10,933,851)	(2,343,530)
Prepaid inventory	(768,751)	(1,492,211)
Prepaid expenses (including taxes)	(686,236)	(541,282)
Other assets	(44,834)	(23,540)
Deferred tax asset current	15,414	(107,000)
Deferred tax asset non current	(755,359)	(41,207)
Increase (decrease) in
Accounts payable	3,849,256	10,637,367
Accrued expenses	627,661	1,318,910
Income tax liabilities	3,940	73,386

Cash provided by (used in) continuing operations	(9,971,676)	(7,067,254)
Cash provided by discontinued operations	—	654

Net cash provided by (used in) operating activities	(9,971,676)	(7,066,600)

Cash flows from investing activities:

Purchase of property and equipment	(1,314,497)	(295,367)

Net cash provided by (used in) investing activities	(1,314,497)	(295,367)

Cash flows from financing activities:
Borrowings from line of credit	313,110,207	70,745,841
Payments on line of credit	(319,322,821)	(60,745,841)
Cash paid for offering costs	—	(1,005,582)
Cash received for stock, options and warrants	263,037	15,346,569

Net cash provided by (used in) financing activities	(5,949,577)	24,340,987

Effect of exchange rate changes on cash	(19,252)	(9,615)

Net increase (decrease) in cash and cash equivalents	(17,255,002)	16,969,405

Cash and cash equivalents, beginning of period	30,243,392	7,712,915

Cash and cash equivalents, end of period	$12,988,390	$24,682,320

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation

Condensed Notes to Consolidated Financial Statements

(unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements and these condensed notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the financial position or results of operations of InfoSonics Corporation (the “Company”), although they may. These unaudited consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  These unaudited consolidated financial statements reflect all adjustments considered, in the opinion of the Company’s management, necessary to fairly present the results for the periods covered herein and such adjustments are considered of a normal recurring nature.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, Axcess Mobile LLC, InfoSonics Latin America, Inc., InfoSonics de Mexico S.A. de C.V., InfoSonics de Guatemala S.A., InfoSonics El Salvador S.A. de C.V., InfoSonics S.A., InfoSonics Chile y Compania Limitada and InfoSonics Colombia S.A., all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation of these consolidated financial statements.

The unaudited consolidated balance sheet at June 30, 2007 does not include all of the information and notes required by GAAP for complete financial statements. Due to seasonality of the Company’s business and other factors, the Company’s interim results may not be indicative of the condition at the end of or the results for the full fiscal year of 2007 or at or for any other future period. The unaudited consolidated statements of income and the consolidated statements of comprehensive operations for the three and six months ended June 30, 2007 and the unaudited Consolidated Statement of Cash Flows for the six months ended June 30, 2007 are not necessarily indicative of the operating results or cash flows that may be expected for the full fiscal year of 2007 or for any future period.

Share and per share amounts for all periods presented in these consolidated financial statements and the accompanying notes (unless otherwise stated) have been adjusted to reflect the two-for-one common stock split in the form of a stock dividend effected on June 19, 2006.

NOTE 2. Stock-Based Compensation

The Company has three equity incentive plans, the 2006 Equity Incentive Plan (“2006 Plan”), the 2003 Stock Option Plan (“2003 Plan”) and the 1998 Stock Option Plan (“1998 Plan”).  Each of the plans has been approved by our stockholders. The 2006 Plan is the only plan from which additional equity incentives will be granted. The 2006 Plan authorizes the grant of up to 1,000,000 shares for equity incentives. The Company is also a party to non-plan option agreements with several non-employee directors and several institutions.

Effective January 1, 2006 the Company adopted Financial Accounting Standards Board (“FASB”) SFAS No. 123R, “Share Based Payments” using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS 123, as amended by SFAS 148. Such fair value is recognized as an expense over the service period, net of estimated forfeitures.

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

On March 29, 2005, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin (“SAB”) No. 107, which provides the SEC Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the three and six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Officer compensation	$46,018	$18,297	$92,036	$36,594
Non-employee directors	3,451	1,138,178	6,902	1,138,178
Sales, general and administrative	47,980	34,146	95,959	68,292
Total stock option expense, included in total operating expenses	$97,449	$1,190,621	$194,897	$1,243,064

Our stock options vest on an annual or a monthly basis. As of June 30, 2007, there was $611,000 of total unrecognized compensation costs related to the non-vested stock options.  The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.   That cost is expected to be recognized over the next weighted-average period of 3.5 years.  Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. SFAS 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During each of the first and second quarter of 2007, we recorded an expense of $97,449 related to options previously granted. Under current U.S. federal tax law, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of income.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2007 and 2006: risk-free interest rate of 4.66% in 2007 and ranging from 4.88% to 5.04% in 2006 based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0 percent as the Company has not, and does not intend to, issue dividends; and expected lives of 3 to 7 years based upon the historical life of options. For grants in 2007 and 2006, the expected volatility used ranged from 62% to 91%, based on the Company’s historical stock price fluctuations for a period matching the expected life of the options.

A summary of option activity under all of the above plans as of June 30, 2007 and changes during the six months then ended is presented in the table below:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at January 1, 2007	3,117,324	$2.56		—
Granted	40,000	$3.79	5.70	—
Exercised	268,285	$1.23		—
Forfeited	25,000	$3.79		—
Outstanding at June 30, 2007	2,864,039	$2.73	3.04	—
Vested and expected to vest	2,864,039	$2.73	3.04	—
Exercisable at June 30, 2007	2,789,470	$2.57	3.01	—

A summary of the status of the Company’s non-vested options at June 30, 2007 and changes during the six months ended June 30, 2007 is presented below:

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2006	177,269	$6.65
Granted	40,000	$3.79
Vested	117,700	$3.95
Forfeited	25,000	$3.79
Non-vested at June 30, 2007	74,569	$9.35

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 was $3.79. The total intrinsic value of options granted during the six months ended June 30, 2007 and 2006 was $0 and $0, respectively. There was $263,000 and $937,000 cash received from options exercised for the six months ended June 30, 2007 and 2006, respectively. The stock based compensation unrecognized expense for future periods as of June 30, 2007 is approximately $611,000 with a weighted-average remaining vesting period of 3.5 years.

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

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006

Numerator: Net income (loss)	$127,360	$1,300,696
Denominator:
Denominator for basic earnings per share – weighted average shares	13,686,300	13,242,672
Effect of dilutive securities – employee stock options	2,580,732	2,524,285
Denominator for diluted earnings per share – adjusted weighted average shares and assumed conversion	16,267,032	15,766,957

Basic earnings (loss) per share	$0.01	$0.10

Diluted earnings (loss) per share	$0.01	$0.08

Common shares from exercise of certain options and warrants have been excluded from the computation of diluted earnings per share because their exercise prices are greater than the Company’s weighted-average stock price for the period. For the three months ended June 30, 2006, the number of shares excluded were 1,810,292.  For the six months ended June 30, 2006, the number of shares excluded were 1,866,739.

Since their effect would have been anti-dilutive, 2,371,252 and 2,247,871, stock options and warrants to purchase shares of common stock have been excluded from the computation of net loss per share for the three and six months ended June 30, 2007, respectively.

NOTE 4. Income Taxes

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company concluded that at this time there are no uncertain tax positions. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings.

The Company is subject to US federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2002 through 2006 remain open to examination. As of June 30, 2007, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

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

NOTE 5. Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow moving or obsolete are reduced to estimated net realizable value through an appropriate reserve.  At June 30, 2007, we had in-transit inventory of $15,000, which is under the control of a common freight carrier until it arrives at one of our customer facilities.  This inventory is owned by the Company while it is in-transit. In addition, as of June 30, 2007 and 2006, the Company had prepaid inventory of $930,897 and $162,146, respectively. Prepaid inventory represents cash advances for goods that have not yet been received by the Company and the Company is showing these balances as a separate line item on the accompanying balance sheet.  Inventory consists of the following:

	June 30, 2007	December 31, 2006
Finished goods	$22,362,559	$11,428,708
Inventory reserve	(550,913)	(254,508)
Net inventory	$21,811,646	$11,174,200

NOTE 6. Property and Equipment

Property and equipment are primarily located in the United States, with the exception of $278,000 of machinery and equipment located at our Mexico facility and $19,945 located in Korea (installed in June 2007 and included in table below), and consisted of the following as of the dates presented:

	June 30, 2007	December 31, 2006
Machinery and equipment	$822,696	$774,465
Furniture and fixtures	194,552	166,921
Tooling and molds	1,238,636	—
Subtotal	2,255,884	941,386
Less accumulated depreciation	448,437	326,201
Total	$1,807,447	$615,185

Depreciation expense was $79,204 and $36,404 for the three months ended June 30, 2007 and 2006 respectively. Depreciation expense was $122,236 and $68,339 for the six months ended June 30, 2007 and 2006, respectively.

NOTE 7. Line of Credit

The Company has a line of credit from Wells Fargo HSBC Trade Bank N.A., which provides for advances not to exceed 80% of eligible domestic accounts receivable and up to 85% of foreign-insured accounts receivable (depending on the country of the debtor), up to a maximum of $30,000,000. As of June 30, 2007, the majority of our debt was based on foreign accounts receivable.

Interest is payable on a monthly basis (i) at Wells Fargo’s prime rate minus 0.25% (8.25% at June 30, 2007) or (ii) at the one-month LIBOR plus 1.50% (5.32% at June 30, 2007). The interest rate is floating at Wells Fargo’s prime rate or is at LIBOR plus 1.5% if the debt is a fixed amount drawn upon.  The line of credit is collateralized by substantially all of the assets of the Company, and expires October 1, 2008. In addition to reporting and other non-financial covenants, the line of credit contains certain financial covenants which require the Company to maintain a tangible net worth of not less than $30,000,000 plus 50% of net profit after tax from January 1, 2007, a pre-tax profit of not less than $1 on a rolling four quarter basis, a quick ratio of not less than one-to-one, a debt-to-net worth ratio of not greater than two-to-one, and an annual net income after taxes of at least $1. The Company was in compliance with these covenants at June 30, 2007. At June 30, 2007 and December 31, 2006, the amounts drawn against the line of credit were $19,436,000 and $25,648,614, respectively.

The Company has no other notes payable.

NOTE 8. Stockholders’ Equity

Stock Options

Effective March 9, 2007, the Company granted options to purchase an aggregate of 40,000 of its common stock to certain foreign contractors (the “Contractor Options”). One-fourth of the total options subject to these option grants become exercisable one year from the contractor grantee’s first date of duties, and 1/48th of the total options become exercisable each month thereafter until fully vested.  These options have exercise prices of $3.79 per share, which was the closing price per share of the Company’s common stock on March 9, 2007, and expire six years from the date of grant. See Note 2 for Stock Based Compensation discussion.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 “ (“SFAS 159”).  This standard amends FASB Statement No. 115, “ Accounting for Certain Investment in Debt and Equity Securities ,” with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option.  This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. If elected, the implementation of FAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.

NOTE 10. Geographic Information

The Company currently operates in one business segment.  All fixed assets are located in Company facilities in the United States, Korea and Mexico. Net sales  by geographical area for the three and six months ended June 30, 2007 and 2006 were:

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
United States	$5,435,998	$3,241,614	$17,594,253	$4,962,316
Central America	20,323,908	23,985,049	31,184,242	43,360,261
South America	32,500,795	31,052,895	67,885,816	64,084,070
Total	$58,260,701	$58,279,558	$116,664,311	$112,406,647

NOTE 11.  Commitments and Contingencies

Securities Class Actions

In the securities class action, captioned In Re: InfoSonics Corporation Securities Litigation, Lead Case No. 06 CV 1231, pending before Judge Moskowitz in the United States District Court for the Southern District of California, Plaintiffs filed a consolidated complaint on February 14, 2007 against the Company and certain of its officers and directors.  The consolidated complaint alleges violations of Section 10(b) of the Exchange Act and associated Rule 10b-5, Section 20(a) and Section 20A in connection with the Company’s restatement announced on June 12, 2006 and allegedly false and/or misleading statements related to the Company’s distribution of the VK Mobile phone.  Plaintiffs seek a declaration that their action is a proper class action pursuant to Rule 23(a) and (b)(3), unspecified damages, prejudgment and post-judgment interest, attorneys’ fees, expert witness fees, other costs, and other unspecified relief.  The plaintiffs purport to represent a class of purchasers of the Company’s stock during the period February 6, 2006 to August 9, 2006.

The defendants filed a motion to dismiss the consolidated complaint on the grounds, among others, that the plaintiffs had failed to adequately plead violations of the securities laws.  After a hearing, the Court issued an order on August 7, 2007 granting in part and denying in part defendants’ motion.  To the extent plaintiffs’ claims are based on an alleged delay in issuing a restatement for the first quarter 2006, the Court’s order dismissed them without prejudice.  To the extent that plaintiffs’ claims are based on various statements related to the VK Mobile phone, the Court’s order dismissed selected portions of the claims (one with and the others without prejudice), and allowed other portions of the claims to stand.  The Court ordered plaintiffs to file any amended complaint by September 10, 2007, and ordered defendants to file any motion to dismiss such amended complaint by October 1, 2007.  At this time, discovery has not begun and no trial date has been set by the Court.

Derivative Action

In the derivative action, captioned In Re InfoSonics Corporation Derivative Litigation, Lead Case No. 06 CV 1336, pending before Judge Moskowitz in the United States District Court for the Southern District of California, plaintiffs filed a consolidated complaint on November 6, 2006 purportedly on behalf of the Company against certain of its officers and directors, and the Company as a nominal defendant.  The consolidated complaint alleges claims for violations of Section 14(a) of the Exchange Act, Sections 25402 and 25403 of the California Corporations Code, disgorgement under the Sarbanes-Oxley Act of 2002, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, rescission, a constructive trust, and an accounting, in connection with the Company’s restatement of first quarter 2006 earnings and in connection with allegations of wrongdoing with respect to granting, exercising, accounting and reporting of the stock options that the Company granted in December 2005.  Plaintiffs seek unspecified damages, declaratory relief regarding the Sarbanes-Oxley Act of 2002, Section 14(a) of the Exchange Act, and the legality of stock options, a constructive trust, restitution, disgorgement, modification of certain corporate governance and internal procedures, extraordinary equitable and/or injunctive relief, costs, and such other relief as is just and proper.

Defendants filed a motion to dismiss the consolidated complaint on the grounds, among others, that the plaintiffs had failed to make a demand on the Company’s board of directors and to adequately allege their other purported claims.  The Court took this motion to dismiss under submission on April 27, 2007.  The two non-resident director defendants also filed motions to dismiss based upon a lack of personal jurisdiction in California.  The Court took the non-resident director defendants’ motion to dismiss under submission on June 22, 2007.  At this time, the Court has not set a date for completion of discovery or trial.

We may become involved in certain other legal proceedings and claims which arise in the normal course of business. Other than as described above, as of June 30, 2007, we did not have any significant litigation outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other General Information

This discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and condensed notes thereto included in this report and with our Annual Report on Form 10-K for the year ended December 31, 2006 (including our 2006 audited consolidated financial statements and related notes thereto). InfoSonics Corporation’s (“InfoSonics” or the “Company”) discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent liabilities as of and at the financial statement date, and reported amounts of revenue and expenses during the reporting period. On an ongoing basis we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from these estimates under different assumptions or conditions, but we do not believe such differences will materially affect our consolidated statement of operations, although they may. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in “—Critical Accounting Policies.’’  All references to results of operations in this discussion are to results from continuing operations, unless otherwise noted.

Safe Harbor Statement

The matters in this report that are forward-looking statements, including, without limitation, statements about future revenues, sales levels, operating income and margins, wireless handset sales, stock-based compensation expense, gain (loss) in value of derivatives, cost synergies, operating efficiencies, profitability, market share, and rates of return, are based on current management expectations that involve certain risks and uncertainties these risks and uncertainties, in whole or in part, could cause such expectations to fail to be achieved and have a material adverse effect on InfoSonics’ business, financial condition and results of operations, including, without limitation: (1) intense competition, regionally and internationally, including competition from alternative business models, such as manufacturer-to-carrier sales, which may lead to reduced prices, lower sales or reduced sales growth, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages; (2) inability to secure adequate supply of competitive products on a timely basis and on commercially reasonable terms; (3) foreign exchange rate fluctuations, devaluation of a foreign currency, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, and other related risks of our international operations; (4) the ability to attract new sources of profitable business from expansion of products or services or risks associated with entry into new markets, including geographies, products and services; (5) an interruption or failure of our information systems or subversion of access or other system controls may result in a significant loss of business, assets, or competitive information; (6) significant changes in supplier terms and relationships; (7) termination of a supply or services agreement with a major supplier or product supply shortages; (8) continued consolidation in the wireless handset carrier market; (9) extended general economic downturn; (10) loss of business from one or more significant customers; (11) customer and geographical accounts receivable concentration risk; (12) rapid product improvement and technological change resulting in inventory obsolescence; (13) future terrorist or military actions; (14) the loss of a key executive officer or other key employees; (15) changes in consumer demand for multimedia wireless handset products and features; (16) our failure to adequately adapt to industry changes and to manage potential growth and/or contractions; (17) future periodic assessments required by current or new accounting standards such as those relating to long-lived assets, goodwill and other intangible assets and expensing of stock options and valuing gain or loss on fair value of derivatives may result in additional non-cash income or expenses; (18) seasonal buying patterns; (19) dependency on Latin American sales; (20) uncertain political and economic conditions internationally; (21) the impact, if any, of changes in EITF 00-19 or SFAS 133 guidance as it relates to warrants and registration rights; and (22) the resolution of any litigation against the company.  Our actual results could differ materially from those anticipated in our forward looking statements.

InfoSonics has instituted in the past and continues to institute changes to our strategies, operations and processes to address risks and uncertainties and to mitigate impact on InfoSonics’ results of operations and financial condition. However, no assurances can be given that InfoSonics will be successful in these efforts. For a further discussion of significant factors to consider concerning InfoSonics, see “Item 1A. Risk Factors” of InfoSonics’ Annual Report on Form 10-K for the year ended December 31, 2006 and “Part II. Item 1A. Risk Factors” of this quarterly report and the quarterly report on Form 10-Q for the three months ended March 31, 2007. In addition, other risks or uncertainties may be detailed from time to time in InfoSonics’ future SEC filings.

Overview

We are one of the premier distributors and providers of wireless handsets and accessories in Latin America and the United States. We provide end-to-end handset and wireless terminal solutions for carriers in both Latin America and the United States.   We distribute products of several key original equipment manufacturers, including Samsung, Alcatel/TCL, VK Corporation, LG, Novatel and others.  We also distribute semi-proprietary products under the Disney brand in Latin America, and are designing and distributing our recently announced proprietary line of products under our own verykool™ brand, which will include entry level, mid-tier and high-end products.

As an integral part of our customers’ supply chain, we perform value added services and solutions, including product approval and certification, light assembly, warehousing, logistics services (packing, shipping and delivery), marketing campaigns, warranty services and end-user support. We provide these services for wireless handset manufacturers in order to facilitate sales to carriers, agents, resellers, distributors, independent dealers and retailers in Latin America and the United States. During 2006, we introduced a proprietary line of handsets and accessories under the verykool™ brand and a semi-proprietary Disney branded handset for Latin America.

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

Due to seasonal and other factors, our interim financial condition or operating results may not be indicative of fiscal year 2007 or other future financial condition or operating results. Our financial condition and operating results are influenced by several seasonal and other factors, which may cause our financial condition and operating results to fluctuate on a quarterly basis, including, but not limited to, the timing and introduction of new products by our suppliers and competitors, promotions and subsidies by network operators, technical and certification delays by industry bodies as well as the operators, purchasing patterns of customers, the timing of holidays, the introduction of our proprietary verykool™ products line and other events affecting consumer demand.

Areas of Management Focus and Performance Indicators

We focus on the needs of our customers, developing and maintaining close relationships with manufacturers, expanding in and entering into new markets, and sourcing and developing new and innovative products, while maintaining close attention to operational efficiencies and costs. We intend to increase shipping volumes and improve efficiencies to enable higher levels of profitability and earnings growth.  We provide distribution and other services for original equipment manufacturers, such as Samsung and LG, as well as semi-proprietary products, such as Disney branded products in Latin America, and our own proprietary line of verykool™ handsets.  Performance indicators that are key for the monitoring and management of our business include operating and net income, cost of sales and gross margin percentage, operating expenses as a percent of revenues, and overall net sales growth as well as balances of accounts receivable and inventory. We make extensive use of our customized information system to closely monitor all aspects of our business, including customer relationship management, intelligent purchasing, inventory control, inventory flow, line item margin control for every order, and weighted average cost and statistical data for every product, customer and supplier. We believe a strong focus on providing better service to customers leads to increased customer satisfaction and retention and potential increases in sales.

Management spends a significant amount of time traveling with the purpose of spending time with key customers, suppliers and employees. We believe that these relationships are vital to our success, and we will continue to dedicate a significant amount of time to this area.

Industry Trends and Risks

According to a June 2007 report by Cowen and Company, overall worldwide wireless handset sales increased in 2006 by approximately 21%, and are forecasted to increase 10% in 2007 and 10% in 2008. The bulk of this growth, we believe, came from developing markets in which we do not currently operate, such as India and China. A rapid decline in wireless handset sales growth could negatively impact our net sales. Excess supply conditions, as those experienced in Central America during the quarter ended March 31, 2007, can reduce the market prices of the products we sell and therefore affect our ability to generate net sales and gross profit at historical levels and could affect the value of our inventory. Conversely, should manufacturers be unable to respond to an unanticipated increase in demand on a timely basis, we, along with others in our industry, could experience supply constraints that would affect our ability to deliver products. We are unable to quantify these effects, as it is difficult to predict future supply conditions and demand patterns which affect our ability to meet customer demand or sell handsets at an acceptable gross profit.

Company Specific Trends and Risks

Our strategy incorporates overall market growth elements for each aspect of our business, which we hope will result in continued growth.  During the first half of 2007, we increased our inventory levels in anticipation and preparation for potential future sales. Although we have incorporated growth into our strategy, there can be no assurances that this trend of increased sales will continue.

During the quarter ended June 30, 2007, we experienced a significant sequential increase in net sales in Central America accounting for 35% of our total net sales, as compared to 19% for the quarter ended March 31, 2007.  This increase was primarily the result of the regional inventory levels returning to a more normalized level enabling our sales efforts to return net sales to their historical quarterly levels.  Our South America region continued to show strong sales, accounting for 56% of our net sales in the quarter ended June 30, 2007, after accounting for 61% of net sales for the quarter ended March 31, 2007.  This decrease in the South America region is primarily due to increased sales in Central America.  In the United States, we experienced a significant sequential decrease in net sales, accounting for 9% of our total net sales, as compared to 21% for the quarter ended March 31, 2007.  We believe our United States customer base is in a transitional stage as regional carriers, including an InfoSonics customer, have entered into agreements to be acquired by AT&T Inc. and Verizon Wireless.  We are currently evaluating the potential impact of these announced acquistions and our opportunities in the United States.

Results of Operations

Three Months Ended June 30, 2007 and 2006

Net Sales

For the three months ended June 30, 2007, our net sales of $58.3 million is comparable to our sales of $58.3 million for the same period of 2006.  Handsets sold in the second quarter 2007 increased 16% as compared to the second quarter of 2006; however, this increase was offset by a decrease in the average selling price of 9%. The geographic mix of net sales shifted in the second quarter of 2007 as sales in the United States increased to 9% of net sales, as compared to 6% of net sales for the second quarter of 2006.  Sales in Central America represented 35% of our total quarterly net sales in the quarter ended June 30, 2007 as compared to 41% in the quarter ended June 30, 2006.  However, Central America net sales of $20.3 million for the quarter ended June 30, 2007, are closer to the 2006 quarterly average of $20 million for this region.  Our South America region continued to represent the majority of our business, accounting for 56% of our net sales in the second quarter of 2007 as compared to 53% of our net sales for the second quarter of 2006.  This regional shift in net sales was the result of two primary factors.  The Central America region, which was impacted during the first quarter of 2007 due to excess inventory in the channel, has seen this excess reduced, thereby opening sales channels, enabling an 87% sequential increase in sales to $20.3 million for the second quarter of 2007.  The United States region, which experienced a year-over-year increase to 9% of net sales for the second quarter of 2007, suffered a sequential decrease from the first quarter of 2007.  Our customer base in the United States was negatively impacted by a pending acquisition of one of our customers by a larger carrier announced at the end of the second quarter of 2007, which we believe negatively impacted that customer’s buying patterns during the quarter.  We continued our sales and marketing efforts in Central and South America, and in Central America, where the channel inventory returned to more normalized levels, we were able to achieve incremental sales to existing customers.  In South America, our continued efforts enabled sales to new customers and additional sales to existing customers.  This region continues to experience an overall increase in handset sales.

	Three Months ended June 30,		Increase/
	2007	2006	(Decrease)
	(Dollar amounts in thousands, except per share amounts) (unaudited)
Net sales	$58,261	$58,280	0%
Gross profit	3,197	4,332	(26)%
Net income (loss)	(447)	126	(451)%

Diluted earnings (loss) per share from net income (loss)	$(0.03)	$0.01	(400)%

Net sales by geographic region

	Three Months ended June 30,		Increase
	2007	2006	(Decrease)
	(Dollar amounts in thousands) (unaudited)
United States	$5,436	$3,242	68%
Central America	20,324	23,985	(15)%
South America	32,501	31,053	5%
Total	$58,261	$58,280	0%

Cost of Sales, Gross Profit and Gross Margin

For the quarter ended June 30, 2007, cost of sales was $55.1 million, or 94.5% of net sales, compared with $53.9 million, or 92.6% of net sales, for the quarter ended June 30, 2006. The increase in our total cost of sales was primarily the result of product mix, as during the second quarter of 2007 the mix was more weighted towards lower margin products.  One of our manufacturing partners entered into the low-tier handset range and those products had less margin opportunity than mid-tier and high-end handsets.  Low-tier handset business impacted the margin opportunity primarily in Central America.  Our gross margin continues to be impacted by the change of product and regional mix of our sales, as different products and different regions can have varying margins.

For the quarter ended June 30, 2007, our gross profit decreased to $3.2 million from $4.3 million, compared with the same quarter last year, a decrease of 26%. This decrease in gross profit was primarily the result of product mix and the lower margin products introduced to the market by one of our manufacturing partners, impacting gross margin potential.

	Three Months Ended June 30,		Increase
	2007	2006	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$58,261	$58,280	0%
Cost of sales	$55,064	$53,948	2%
Gross profit	$3,197	$4,332	(26)%
Gross margin	5.5%	7.4%	(26)%

Operating Expenses and Operating Income (Loss) from Continuing Operations

For the quarter ended June 30, 2007, operating expenses decreased 6%, compared with the same quarter last year. As a percentage of net sales, operating expenses were 6.5% in the quarter ended June 30, 2007, compared with 6.9% in the same quarter last year.  During the quarter ended June 30, 2007, we incurred $97,000, or 0.2% of net sales, of non-cash expense relating to stock options, compared to $1.2 million, or 2.0% of net sales, for the quarter ended June 30, 2006.  The increase, excluding non-cash expense, was primarily the result of investments in facilities, marketing, engineering and product and market development, predominantly attributable to our proprietary verykool™ product line.    We believe such investments are necessary to help build a solid foundation for our business including our verykool™ products for potential future growth.

For the quarter ended June 30, 2007, our operating loss from continuing operations was $586,000, including the non-cash expense of $97,000 relating to stock options, compared with operating income from continuing operations of $312,000, including the non-cash expense of $1.2 million relating to stock options, for the quarter ended June 30, 2006, a decrease of 288%. As a percentage of net sales, operating loss from continuing operations was 1.0% for the quarter ended June 30, 2007, compared to income of 0.5% for the quarter ended June 30, 2006. The decrease in operating income from continuing operations was a result of the increase in operating expenses discussed above, in addition to the decrease in gross margin.

Operating Expenses

	Three Months Ended June 30,		Increase
	2007	2006	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$58,261	$58,280	0%
Operating expenses	$3,783	$4,020	(6)%
Percentage of net sales	6.5%	6.9%	(6)%

Operating Income (Loss) from Continuing Operations

	Three Months Ended June 30,		Increase
	2007	2006	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$58,261	$58,280	0%
Operating income (loss) from continuing operations	$(586)	$312	(288)%
Percentage of net sales	(1.0)%	0.5%	(300)%

Other Income (Expense)

During the quarter ended June 30, 2007, we incurred  $216,000 of interest expense, compared to interest expense of $119,000 for the same period last year.  We expect to regularly utilize larger amounts on our revolving line of credit, which will increase our interest expense in future periods.

Other Income

	Three Months Ended June 30,		Increase
	2007	2006	(Decrease)
	(Dollar amounts in thousands)
	(unaudited)
Other Income (Expense), total	$(216)	$(119)	81%

Net Income (Loss)

During the quarter ended June 30, 2007, our net loss was $447,000, compared to net income of $127,000 in the same period last year.  This loss was primarily related to the factors discussed above, including our reduced gross margin opportunities on low-tier products and increased operational expenses and investments relating to primarily our proprietary line of verykool™ products.  The second quarter of 2006 included non-cash expense related to stock options of $1.2 million, as compared to $97,000 in the second quarter of 2007.

Six Months Ended June 30, 2007 and 2006

Net Sales

For the six months ended June 30, 2007, our net sales of $116.7 million was comparable to our net sales of $112.4 million for the six months ended June 30, 2006.  Handsets sold during the six months ended June 30, 2007 increased 14% as compared to the same period in 2006; however, this increase was offset by a decrease in the average selling price of 7%. The geographic mix of net sales shifted for the six months ended June 30, 2007, as compared to the same period of 2006.  Sales in the United States increased to 15% of net sales for the first six months in 2007, as compared to 4% of net sales for the same period in 2006.  In contrast, our net sales in Central America decreased to 26% of our net sales for the first six months of 2007, as compared to 39% of net sales for the same period 2006.  Our South America region continued to represent the majority of our business, accounting for 59% of our net sales for 2007, as compared to 57% for 2006.  This regional shift in net sales was the result of two primary factors.  Product availability in the United States increased during 2007, enabling us to sell more products to our customers.  However, in contrast, the Central America region had excess inventory in the channel during the first quarter of 2007, reducing sales and gross margin.  The channel inventory began to return to normalized levels during the second quarter of 2007.  In South America, our efforts enabled sales to new customers and additional sales to existing customers.  This region continues to experience a general increase in handset sales, and we have opened accounts in new South American countries.  For the six months ended June 30, 2007, we incurred a net loss of $1.0 million, or $0.07 per diluted share, as compared to net income of $1.3 million, or $0.08 per diluted share, in the six months ended June 30, 2006.

	Six Months ended June 30,		Increase
	2007	2006	(Decrease)
	(Dollar amounts in thousands, except per share amounts) (unaudited)
Net sales	$116,664	$112,407	4%
Gross profit	6,346	8,512	(25)%
Net income (loss)	(1,005)	1,301	(177)%

Diluted earnings (loss) per share from net income (loss)	$(0.07)	$0.08	(188)%

Net sales by geographic region

	Six Months ended June 30,		Increase
	2007	2006	(Decrease)
	(Dollar amounts in thousands) (unaudited)
United States	$17,594	$4,963	255%
Central America	31,184	43,360	(28)%
South America	67,886	64,084	6%
Total	$116,664	$112,407	4%

Cost of Sales, Gross Profit and Gross Margin

For the six months ended June 30, 2007, cost of sales was $110.3 million, or 94.6% of net sales, compared with $103.9 million, or 92.4% of net sales, for the six months ended June 30, 2006. The increase in our total cost of sales was a direct result of many factors including our increased sales levels on a consolidated basis, as well as increased product mix of higher cost products.  In the Central America region, during the first quarter of 2007, a significant decrease in handset demand as a result of industry-wide excess inventory in the channel for that particular region, also impacted our ability to sell higher-margin products.  During the second quarter of 2007, we began to see channel inventory returning to normalized levels in Central America.  Our gross margin continues to be impacted by the change of product and regional mix of our sales, as different products and different regions can have varying margins, and in the second quarter of 2007 gross margins was negatively impacted as one of our manufacturers entered into the low-tier handset range.

For the six months ended June 30, 2007, our gross profit decreased to $6.3 million from $8.5 million, compared with the same period last year, a decrease of 25%. The decrease in gross profit was primarily the result of increased sales of low-tier products having lower margins and inventory levels in Central America during the period. These factors impacted gross margin potential in addition to decreasing the opportunity for sales of higher margin products.

	Six Months Ended June 30,		Increase
	2007	2006	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$116,664	$112,407	4%
Cost of sales	$110,319	$103,895	6%
Gross margin	5.4%	7.6%	(29)%
Gross profit	$6,346	$8,512	(25)%

Operating Expenses and Operating Income (Loss) from Continuing Operations

For the six months ended June 30, 2007, operating expenses increased 10%, compared to the six months ended June 30, 2006. As a percentage of net sales, operating expenses were 6.7% for the six months ended June 30, 2007, as compared to 6.3% for the six months ended June 30, 2006.  During the six months ended June 30, 2007, we incurred non-cash expense relating to stock options of $195,000, or 0.2% of net sales, compared to $1.2 million, or 1.1% of net sales for the six months ended June 30, 2006.  This increase was primarily the result of investments in facilities, marketing, engineering and product and market development, predominantly attributable to our proprietary verykool™ product line.    We believe such investments are necessary to help build a solid foundation for our business including the verykool™ products for potential future growth.

For the six months ended June 30, 2007, our operating loss from continuing operations was $1.5 million, including the non-cash expense of $195,000 relating to stock options, compared with income of $1.4 million for the six months ended June 30, 2006, a decrease of 205%. As a percentage of net sales, operating loss from continuing operations was 1.3% for the six months ended June 30, 2007, compared to income of 1.2% for the six months ended June 30, 2006. The decrease in operating income from continuing operations was a result of the increase in operating expenses discussed above, in addition to the decrease in gross margin.

Operating Expenses

	Six Months Ended June 30,		Increase
	2007	2006	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$116,664	$112,407	4%
Operating expenses	$7,814	$7,116	10%
Percentage of net sales	6.7%	6.3%	6%

Operating Income from Continuing Operations

	Six Months Ended June 30,		Increase
	2007	2006	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$116,664	$112,407	4%
Operating income (loss) from continuing operations	$(1,468)	$1,395	(205)%
Percentage of net sales	(1.3)%	1.2%	(208)%

Other Income (Expense)

During the six months ended June 30, 2007, we incurred $271,000 of interest expense, compared to interest expense of $200,000 for the same period last year.  We expect to regularly utilize larger amounts on our revolving line of credit, which will increase our interest expense in future periods.  During the six months ended June 30, 2006, we had income from a non-cash change in fair value of derivative liability relating to January 2006 financing-related warrants of $399,000. This derivative liability was classified as equity in February 2006 in accordance with SFAS 133, when our registration statement registering the common stock underlying the warrants was declared effective by the SEC.

	Six Months Ended June 30,		Increase
	2007	2006	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Change in fair value of derivative liability	$—	$399	(100)%
Interest expense	(271)	(200)	35%
Other Income (expense) total	$(271)	$199	236%

Net Income (Loss)

During the six months ended June 30, 2007, our net loss was $1.0 million, compared to net income of $1.3 million in the same period last year.  This loss was primarily related to the factors discussed above, including our decreased sales in the Central America region in the first quarter in addition to our reduced gross margin and increased operational expenses and investments relating to the potential future of our proprietary line of verykool™ products. The six months ended June 30, 2006 included non-cash expense related to stock options of $1.2 million, as compared to $195,000 in the first half of 2007.  In addition, the six months ended June 30, 2006 included non-cash income from a derivative liability of $399,000 as compared to no such income in 2007.  This non-cash income was related to warrants issued in conjunction with a fund raising completed during the six months ended June 30, 2006.

Financial Condition, Liquidity and Capital Resources

Cash Used in Operating Activities

At June 30, 2007, we had $13.0 million in cash. During the six months ended June 30, 2007, we continued to leverage our bank and vendor lines of credit to fund our growth. The net cash used by operating activities was $10.0 million for the six months ended June 30, 2007, which resulted primarily from increased inventory levels. The $10.9 million increase in inventory was increased by a $0.8 million increase in prepaid inventory, which was part of a net increase of inventory during the six months ended June 30, 2007.  This increase was partially attributable to the build-up of verykool™ inventory in anticipation of sales for the second half of 2007. Accounts payable at June 30, 2007 increased $3.8 million, compared to December 31, 2006. In addition, this increase was related to our ability to negotiate and utilize our vendors lines of credit during the six months ended June 30, 2007, which was used for increased inventory levels generally.

Days of Sales Outstanding

Days of sales outstanding (the average number of days it takes to collect revenue after a sale is made) at June 30, 2007 were 65 days, compared with 62 days at December 31, 2006.  This increase was due to customers taking slightly longer than their provided terms to make payments.  Normal payment terms require our customers to pay on a net 30-day or net 60-day basis depending on the region. We are constantly working with our customers to reduce our days of sales outstanding. The extension of net 60-day terms was required to remain competitive in several of the regions we currently operate, most notably in Central and South America. In an effort to penetrate new customers and or new markets, we may offer terms beyond our normal terms.

Cash Used in Investing Activities

The net cash used in investing activities was $1.3 million for the six months ended June 30, 2007, compared with $295,000 for the six months ended June 30, 2006. This use of cash is primarily the result of our investment in tooling and molds for our proprietary verykool™ products.

Net Cash used in Financing Activities

The net cash used in financing activities for the six months ended June 30, 2007 of $6.0 million was primarily the result of borrowings on our bank line of credit and offset by approximately $263,000 from the exercise of employee stock options.

Working Capital

Our net working capital at June 30, 2007 was $34.1 million, compared with $36.7 million at December 31, 2006. This decrease was primarily due to our increase in accounts payable and inventory for the six months ended June 30, 2007, partially offset by the decrease in our cash balance and decreased borrowings from our line of credit.

Borrowings

The Company has a line of credit from Wells Fargo HSBC Trade Bank N.A., which provides for advances not to exceed 80% of eligible domestic accounts receivable and up to 85% of foreign-insured accounts receivable (depending on the country of the debtor), up to a maximum of $30,000,000. As of June 30, 2007, the majority of our debt was based on foreign-insured accounts receivable.

Interest is payable on a monthly basis (i) at Wells Fargo’s prime rate minus 0.25% (8.25% at June 30, 2007) or (ii) at the one-month LIBOR plus 1.50% (5.32% at June 30, 2007). The interest rate is floating at Wells Fargo’s prime rate or is at LIBOR plus 1.5% if the debt is a fixed amount drawn upon.  The line of credit is collateralized by substantially all of the assets of the Company, and expires October 1, 2008. In addition to reporting and other non-financial covenants, the line of credit contains certain financial covenants which require the Company to maintain a tangible net worth of not less than $30,000,000 plus 50% of net profit after tax from January 1, 2007, a pre-tax profit of not less than $1 on a rolling four quarter basis, a quick ratio of not less than one-to-one, a debt-to-net worth ratio of not greater than two-to-one, and an annual net income after taxes of at least $1. Management believes the Company was in compliance with these covenants at June 30, 2007.

We have no other notes payable.

At June 30, 2007 and December 31, 2006, the amounts drawn against the line of credit were $19,436,000 and $25,648,614, respectively.  Credit lines have been important parts of growing our business, and market changes affecting accounts receivable could diminish the borrowing base of available funds. At June 30, 2007 and December 31, 2006, advances were at 67% and 84% of the available borrowing base.

Critical Accounting Policies

We believe the following critical accounting policies are important to the presentation of our financial condition and operating results, and require management’s judgments to make assumptions and estimates about the effects of matters that are inherently uncertain.

Revenue Recognition and Allowance for Returns

Revenues for wireless handset and accessory sales are recognized when (i) shipment of the products to customers has occurred, (ii) when collection of the outstanding receivables is probable and (iii) the final price of the products are determined. Sales are recorded net of discounts, rebates, cooperative arrangements (marketing, training and promotional funds), returns, and allowances.  Consideration is given on select sales for cooperative arrangements related to market development, training and special promotions, usually agreed upon in advance. The amount given is generally in the form of a credit memo, which is applied as a reduction of the sale price and same amount is recorded as a current liability. Expenditures made pursuant to the agreed upon activity reduce this liability. To the extent that the Company incurs costs in excess of the established cooperative fund, the Company recognizes the amount as a selling or marketing expense. As part of the sales process, the Company may perform certain value added services such as programming, software loading and quality assurance testing. These value added services are considered an ancillary component of the sales process and amounts attributable to these processes are included in the unit cost to the customer. Furthermore, these value added services are related to services prior to the shipment of the products, and no value added services are provided after delivery of the products.  The Company recognizes a reserve against the related receivables estimates for product returns based on historical experience and other judgmental factors, evaluates these estimates on an on-going basis and adjusts its estimates each period based on actual product return activity. The Company recognizes freight costs billed to its customers in revenue and actual freight costs incurred as a component of cost of revenue.

Allowance for Doubtful Accounts

Credit evaluations are undertaken for all major sales transactions before shipment is authorized. Normal payment terms require payment on a net 30 or 60-day basis depending on the customer. On an ongoing basis, we analyze the payment history of customer accounts, including recent customer purchases. We evaluate aged items in accounts receivable and provide reserves for doubtful accounts. Customer creditworthiness and economic conditions may change, including increasing the risk of collectibility and sales returns, and may require additional provisions, which could negatively impact our operating results.

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

Interest Rate

We are exposed to market risk from changes in interest rates on our outstanding revolving line of credit. At June 30, 2007, we had $19.4 million outstanding, which could be affected by changes in short-term interest rates. The interest rate for our revolving line of credit is (i) Wells Fargo’s prime rate minus 0.25% (8.25% at June 30, 2007) or LIBOR plus 1.50% (5.32% at June 30, 2007). For every 1% increase in Wells Fargo’s prime rate or one-month LIBOR, our interest expense increases by $194,000 annually assuming $19.4 million remained outstanding for the entire year.

The above sensitivity analysis for interest-rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments. The analysis does not consider the effect interest-rate movement may have on other variables relating to our business, including changes in sales volumes that could be indirectly attributed to changes in interest rates. The actions that we would take in response to such a change are also not considered. If it were possible to quantify this impact, the results could differ from the sensitivity effects shown above.

Market Risk

Substantial portions of our revenue and expenses are transacted in markets outside the United States; however, all sales transactions and accounts receivable are denominated in U.S. dollars. As a result of our international sales, our future operating results could be adversely affected by a variety of factors, including changes in specific countries’ political, economic or regulatory conditions, and trade protection measures.  Our market risk management includes an accounts receivable insurance policy for both our domestic and foreign sales.  However, there can be no assurance that our insurance policy will substantially offset the impact of fluctuations in currency exchange rates, political, economic or regulatory conditions on its results of operations and financial position. Foreign currency fluctuations did not have a material impact on our financial results during the six months ended June 30, 2007.   Please see Consolidated Statement of Comprehensive Operations

Item 4. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2007, that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, no such change occurred during such period.

The Company is not an “accelerated filer” (i.e. the Company’s public float at June 30, 2007 is less than $75 million) for the fiscal year 2006; accordingly, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not be applicable to the Company until the fiscal year ended December 31, 2007.  Notwithstanding the fact that these internal control requirements are not applicable to the Company at this time, the Company has been reviewing its internal control procedures and it has retained an outside firm to assist in this process.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Securities Class Actions

In the securities class action, captioned In Re: InfoSonics Corporation Securities Litigation, Lead Case No. 06 CV 1231, pending before Judge Moskowitz in the United States District Court for the Southern District of California, Plaintiffs filed a consolidated complaint on February 14, 2007 against the Company and certain of its officers and directors.  The consolidated complaint alleges violations of Section 10(b) of the Exchange Act and associated Rule 10b-5, Section 20(a) and Section 20A in connection with the Company’s restatement announced on June 12, 2006 and allegedly false and/or misleading statements related to the Company’s distribution of the VK Mobile phone.  Plaintiffs seek a declaration that their action is a proper class action pursuant to Rule 23(a) and (b)(3), unspecified damages, prejudgment and post-judgment interest, attorneys’ fees, expert witness fees, other costs, and other unspecified relief.  The plaintiffs purport to represent a class of purchasers of the Company’s stock during the period February 6, 2006 to August 9, 2006.

The defendants filed a motion to dismiss the consolidated complaint on the grounds, among others, that the plaintiffs had failed to adequately plead violations of the securities laws.  After a hearing, the Court issued an order on August 7, 2007 granting in part and denying in part defendants’ motion.  To the extent plaintiffs’ claims are based on an alleged delay in issuing a restatement for the first quarter 2006, the Court’s order dismissed them without prejudice.  To the extent that plaintiffs’ claims are based on various statements related to the VK Mobile phone, the Court’s order dismissed selected portions of the claims (one with and the others without prejudice), and allowed other portions of the claims to stand.  The Court ordered plaintiffs to file any amended complaint by September 10, 2007, and ordered defendants to file any motion to dismiss such amended complaint by October 1, 2007.  At this time, discovery has not begun and no trial date has been set by the Court.

Derivative Action

In the derivative action, captioned In Re InfoSonics Corporation Derivative Litigation, Lead Case No. 06 CV 1336, pending before Judge Moskowitz in the United States District Court for the Southern District of California, plaintiffs filed a consolidated complaint on November 6, 2006 purportedly on behalf of the Company against certain of its officers and directors, and the Company as a nominal defendant.  The consolidated complaint alleges claims for violations of Section 14(a) of the Exchange Act, Sections 25402 and 25403 of the California Corporations Code, disgorgement under the Sarbanes-Oxley Act of 2002, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, rescission, a constructive trust, and an accounting, in connection with the Company’s restatement of first quarter 2006 earnings and in connection with allegations of wrongdoing with respect to granting, exercising, accounting and reporting of the stock options that the Company granted in December 2005.  Plaintiffs seek unspecified damages, declaratory relief regarding the Sarbanes-Oxley Act of 2002, Section 14(a) of the Exchange Act, and the legality of stock options, a constructive trust, restitution, disgorgement, modification of certain corporate governance and internal procedures, extraordinary equitable and/or injunctive relief, costs, and such other relief as is just and proper.

Defendants filed a motion to dismiss the consolidated complaint on the grounds, among others, that the plaintiffs had failed to make a demand on the Company’s board of directors and to adequately allege their other purported claims.  The Court took this motion to dismiss under submission on April 27, 2007.  The two non-resident director defendants also filed motions to dismiss based upon a lack of personal jurisdiction in California.  The Court took the non-resident director defendants’ motion to dismiss under submission on June 22, 2007.  At this time, the Court has not set a date for completion of discovery or trial.

We may become involved in certain other legal proceedings and claims which arise in the normal course of business. Other than as described above, as of June 30, 2007, we did not have any significant litigation outstanding.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, which could materially affect our business, financial condition or operating results. The risk factors and uncertainties described in our Annual Report on Form 10-K, this report and First Quarter report on Form 10-Q are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or operating results.  Except as set forth below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K, as updated by the disclosures in our First Quarter Report on Form 10-Q during the period covered by this report.

We may not succeed in our introduction of proprietary products.

The introduction of new products such as our proprietary verykoolTM line may depress sales of existing products and may not be well received by our carrier customers and consumers.  Failure to adequately carry out our product marketing, sales and delivery strategy may result in significant inventory obsolescence.

We could lose customers or orders as a result of consolidation in the wireless telecommunications carrier industry.

There has been significant consolidation in the wireless industry, particularly in the U.S. Rural Service Area market, which has caused extreme price competition and reduced our number of potential customers.  Future consolidations could further erode our potential markets.  This could also lead to fluctuations in our quarterly results and carrying value of our inventory.  These consolidated entities may also order fewer products from us or elect to no longer do business with us or demand pricing changes in order to compete.

We buy a significant amount of our products from a limited number of suppliers, who may not provide us with competitive products at reasonable prices when we need them in the future.

We purchase wireless handsets and accessories principally from wireless communications equipment manufacturers and distributors. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing and other terms, as well as on our suppliers’ quantity and financial stability. For the quarter ended June 30, 2007, three suppliers accounted for 56%, 23% and 11%, respectively, of our total cost of sales.  We currently have one exclusive and several non-exclusive agreements with our principal suppliers, which can be terminated on short notice and provide for certain territorial restrictions. Our suppliers may not offer us competitive products on favorable terms or with timely delivery. In addition new products from other manufacturers could impact the demand for products from manufacturers we represent. From time to time, we have been unable to obtain sufficient product supplies. Any failure or delay by our suppliers, particularly our three primary vendors, in supplying us with products on favorable terms may severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if these suppliers are unable to fulfill our product needs, or if any principal supplier imposes substantial price increases and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations and financial conditions.

The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers will have a negative impact upon our revenues and could cause our stock price to decline.

Our four largest customers in the quarter ended June 30, 2007 represented 25%, 14%, 12% and 12% of our net sales.  These customers are carriers in Latin America. The markets we serve are subject to significant price competition. Additionally, our customers are not contractually obligated to purchase products from us. For these and other reasons, such as competitive pricing and competitive pressures, customers may seek to obtain products or services from us at lower prices than we have been able to obtain from these customers in the past. This could occur, for example, in the case of a customer purchasing large quantities of a product from us, who then terminates this relationship because the customer can obtain a lower price by buying directly from the manufacturer or other supplier. The loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity. In addition, we have experienced losses of certain customers through industry consolidation and in the ordinary course of business. There can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.

Approximately 91% and 85% of our revenues during the three and six months ended June 30, 2007, respectively, were generated outside of the United States in countries that may have volatile currencies or other risks.

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

We had outstanding debt in the amount of $19.4 million at June 30, 2007 and $25.6 million at December 31, 2006 in the form of a bank line of credit of up to $30 million based on a borrowing base, which is based on a percentage of eligible accounts receivable. Any significant decrease in our level of eligible accounts receivable will reduce our ability to borrow additional funds to adequately finance our operations and expansion strategies. If we violate our loan covenants, default on our obligations or become subject to a change of control, our indebtedness would become immediately due and payable. The terms of our credit facility restrict us from incurring additional indebtedness, which could limit our ability to expand our operations. We are also subject to negative covenants that, among other things, limit our ability to sell certain assets and make certain payments, including, but not limited to, dividends, repurchases of common stock and other payments outside the normal course of business, as well as prohibiting us from merging or consolidating with another corporation or selling all or substantially all of our assets.

We depend on third parties to manufacture our proprietary verykool™ products that we distribute and, accordingly, rely on their quality control procedures, while assuming the inventory risk associated with those products.

Product manufacturers typically provide no warranties on the proprietary products directly to the end consumer or to us, therefore we are solely responsible for such warranty to the end consumer. If a product we distribute for a manufacturer has quality or performance problems, our ability to provide satisfactory products to our customers could be disrupted and our reputation could be impaired.  In addition as the verykool™ products are manufactured exclusively for us, we are burdened with carrying the inventory and there can be no assurance that we will be able to sell these devices before payment is due and at prices above our cost. Either of these risks could have a negative effect on our operations, condition and future liquidity.

Item 2.    Unregistered Sales Of Equity Securities And Use Of Proceeds

None.

Item 3.    Defaults on Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

On June 4, 2007, we held our 2007 Annual Meeting of Stockholders.  At that meeting, our stockholders took the following actions on the following proposals by the vote of shares indicated:

(a)           The election of the following directors to serve on our Board of Directors, each director to serve until the next annual meeting of stockholders or until their respective successor is elected and qualified:

Name	Votes Cast For	Votes Against	Votes Withheld
Joseph Ram	11,665,816	—	425,215
Abraham G. Rosler	11,664,627	—	426,404
Randall P. Marx	11,665,307	—	425,724
Robert S. Picow	11,665,407	—	425,624
Kirk A. Waldron	11,301,092	—	789,939

(b)           The ratification of the employment of Singer Lewak Greenbaum & Goldstein LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007:

For: 11,901,092	Against: 154,320	Abstain: 35,619	Not Voted: 0

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (*)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (*)

(*)  Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfoSonics Corporation

Date:	August 14, 2007	By:	/s/ Joseph Ram
Joseph Ram
Chief Executive Officer and President

Date:	August 14, 2007	By:	/s/ Jeffrey Klausner
Jeffrey Klausner
Chief Financial Officer