Form 10-Q
period 2007-09-30
INFOSONICS CORP
filed 2007-11-14
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number - 001-32217

InfoSonics Corporation

(Exact name of registrant as specified in its charter)

Maryland	33-0599368
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4350 Executive Drive Suite #100 San Diego, CA 92121

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

Yes  ☐   No  ☒

As of November 9, 2007, the Registrant had 14,589,495 shares outstanding of its $.001 par value common stock.

InfoSonics Corporation and Subsidiaries

Quarterly Report on Form 10-Q For The Period Ended September 30, 2007

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,982,332	$30,243,392
Trade accounts receivable, net of allowance for doubtful accounts of $667,375 (unaudited) and $679,552	50,475,895	37,798,284
Inventory, net of reserves of $808,365 (unaudited) and $254,508	21,635,361	11,174,200
Prepaid inventory	772,016	162,146
Prepaid expenses	412,165	316,919
Prepaid taxes	1,168,047	973,749
Net assets of discontinued operations	4,209	4,209
Deferred tax asset — current	1,244,363	1,041,000

Total current assets	85,694,388	81,713,899

Property and equipment, net	1,669,034	615,185
Intangible assets	504,000	504,000
Deferred tax asset — non-current	375,634	—
Other assets	239,019	137,381

Total assets	$88,482,075	$82,970,465

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$27,670,500	$25,648,614
Accounts payable	21,089,019	18,099,985
Accrued expenses	1,938,379	1,261,988
Income taxes payable	30,800	17,100

Total current liabilities	50,728,698	45,027,687

Deferred tax liability non-current	—	36,000

Total liabilities	50,728,698	45,063,687

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value 10,000,000 shares authorized (no shares issued and outstanding as of applicable period end)	—	—
Common stock, $0.001 par value 40,000,000 shares authorized (14,474,353 and 14,180,068 shares issued and outstanding as of applicable period end)	14,474	14,180
Additional paid-in capital	31,247,272	30,751,372
Accumulated other comprehensive loss	(26,520)	(8,865)
Retained earnings	6,518,151	7,150,091

Total stockholders’ equity	37,753,377	37,906,778

Total liabilities and stockholders’ equity	$88,482,075	$82,970,465

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Income (Loss)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

Net sales	$69,360,415	$67,568,847	$186,024,726	$179,975,494
Cost of sales	66,705,743	62,154,069	177,024,439	166,049,196

Gross profit	2,654,672	5,414,778	9,000,287	13,926,298
Operating expenses, including non-cash expense for stock options	3,889,882	4,439,674	11,703,892	11,555,769

Operating income (loss) from continuing operations	(1,235,210)	975,104	(2,703,605)	2,370,529

Other income (expense)
Change in fair value of derivative liability	—	—	—	399,009
Income from early lease termination	2,094,918	—	2,094,918	—
Interest income (expense)	(351,865)	47,189	(622,951)	(152,368)

Income (loss) from continuing operations before provision (benefit) for income taxes	507,843	1,022,293	(1,231,638)	2,617,170
Provision (benefit) for income taxes	134,408	345,074	(599,697)	638,614

Income (loss) from continuing operations	373,435	677,219	(631,941)	1,978,556
Loss from discontinued operations, net of tax	—	(40)	—	(692)

Net income (loss)	$373,435	$677,179	$(631,941)	$1,977,864

Basic earnings (loss) per share
From continuing operations	$0.03	$0.05	$(0.04)	$0.15
From discontinued operations	$0.00	$(0.00)	$0.00	$(0.00)
Net income (loss)	$0.03	$0.05	$(0.04)	$0.15
Diluted earnings (loss) per share
From continuing operations	$0.02	$0.04	$(0.04)	$0.13
From discontinued operations	$0.00	$(0.00)	$0.00	$(0.00)
Net income (loss)	$0.02	$0.04	$(0.04)	$0.13

Basic weighted-average number of common shares outstanding	14,474,353	13,989,980	14,416,322	13,494,168

Diluted weighted-average number of common shares outstanding	15,722,324	16,278,809	14,416,322	15,828,263

Accompanying notes are an integral part of these financial statements.

Infosonics Corporation and Subsidiaries

Consolidated Statements of Comprehensive Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income (loss)	$373,435	$677,179	(631,941)	$1,977,864
Other comprehensive income (loss): Foreign currency translation adjustments	1,596	2,213	(17,655)	(7,402)
Comprehensive income (loss)	375,031	$679,392	$(649,596)	$1,970,462

The accompanying notes are an integral part of these financial statements

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(631,941)	$1,977,864
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities
Depreciation and amortization	231,321	108,220
Loss on disposal of fixed assets	57,785	—
Provision for bad debt	(12,178)	351,560
Provision for obsolete inventory	553,857	(72,679)
Tax benefit from stock option exercises	—	514,402
Stock option expense	233,157	1,376,512
Change in fair value of derivative liability	—	(399,009)
(Increase) decrease in
Trade accounts receivable	(12,665,433)	(24,916,006)
Inventory	(11,015,018)	506,943
Prepaid inventory	(609,870)	(4,143,131)
Prepaid expenses (including taxes)	(289,544)	(427,657)
Other assets	(101,637)	(46,684)
Deferred tax asset current	(203,363)	(2,000)
Deferred tax asset non current	(411,634)	3,793
Increase (decrease) in
Accounts payable	2,989,034	9,559,557
Accrued expenses	676,391	(1,201,019)
Income tax liabilities	13,700	95,851

Cash provided by (used in) continuing operations	(21,185,373)	(16,713,483)
Cash provided by discontinued operations	—	14,722

Net cash provided by (used in) operating activities	(21,185,373)	(16,698,761)

Cash flows from investing activities:

Purchase of property and equipment	(1,342,955)	(319,170)

Net cash provided by (used in) investing activities	(1,342,955)	(319,170)

Cash flows from financing activities:
Borrowings from line of credit	378,322,427	91,635,941
Payments on line of credit	(376,300,542)	(80,745,841)
Cash paid for offering costs	—	(1,005,582)
Cash received for stock, options and warrants	263,037	15,622,930

Net cash provided by (used in) financing activities	2,284,922	25,507,448

Effect of exchange rate changes on cash	(17,655)	(7,402)

Net increase (decrease) in cash and cash equivalents	(20,261,060)	8,482,115

Cash and cash equivalents, beginning of period	30,243,392	7,712,915

Cash and cash equivalents, end of period	$9,982,332	$16,195,030

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

The unaudited consolidated balance sheet at September 30, 2007 does not include all of the information and notes required by GAAP for complete financial statements. Due to the seasonality of the Company’s business and other factors, the Company’s interim results may not be indicative of the condition at the end of or the results for the full fiscal year of 2007 or at or for any other future period. The unaudited consolidated statements of income and the consolidated statements of comprehensive operations for the three and nine months ended September 30, 2007 and the unaudited Consolidated Statement of Cash Flows for the nine months ended September 30, 2007 are not necessarily indicative of the operating results or cash flows that may be expected for the full fiscal year of 2007 or for any future period.

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

On September 27, 2001, the FASB Emerging Issues Task Force (“EITF”) issued EITF Issue 96-18 “Accounting for Equity Instruments That are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” which requires that equity instruments issued in exchange for certain services be valued at the more accurate of the fair value of the services provided or the fair value of the equity instruments issued.  For equity instruments issued that are subject to a required service period the expense associated with the equity instruments is recorded as the instruments vest or the services are provided.  The Company has granted options and warrants to non-employees and recorded the fair value of the equity instruments on the date of issuance using the Black-Scholes valuation model.  For grants subject to vesting or service requirements, the expense is deferred and is recognized over the more appropriate of the vesting period or as the service is provided.

On March 29, 2005, the Securities and Exchange Commission (“SEC”) published Staff Accounting Bulletin (“SAB”) No. 107, which provides the SEC Staff’s views on a variety of matters relating to stock-based payments. SAB 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Officer compensation	$—	$79,654	$92,036	$116,248
Non-employee directors	3,451	1,726	10,353	1,139,904
Sales, general and administrative	34,809	52,068	130,768	120,360
Total stock option expense, included in total operating expenses	$38,260	$133,448	$233,157	$1,376,512

Our stock options vest on an annual or a monthly basis. As of September 30, 2007, there was $162,000 of total unrecognized compensation costs related to the non-vested stock options. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. That cost is expected to be recognized over the next weighted-average period of 3.5 years.  Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. SFAS 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During each of the first three quarters of 2007, we recorded an expense of $97,449, $97,449 and $38,260, respectively, related to options previously granted. Under current U.S. federal tax law, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of income.

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

A summary of option activity under all of the above plans as of September 30, 2007 and changes during the nine months then ended is presented in the table below:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	3,117,324	$2.56		—
Granted	40,000	$3.79	5.45	—
Exercised	268,285	$1.23		—
Forfeited	58,333	$10.29		—
Outstanding at September 30, 2007	2,830,706	$2.59	2.78	—
Vested and expected to vest	2,830,706	$2.59	2.78	—
Exercisable at September 30, 2007	2,792,063	$2.52	2.75	—

A summary of the status of the Company’s non-vested options at September 30, 2007 and changes during the nine months ended September 30, 2007 is presented below:

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2006	177,269	$6.65
Granted	40,000	$3.79
Vested	131,405	$3.71
Forfeited	58,333	$10.29
Non-vested at September 30, 2007	27,531	$5.18

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 was $3.79. The total intrinsic value of options granted during the nine months ended September 30, 2007 and 2006 was $0 and $0, respectively. There was $263,000 and $1.2 million cash received from options exercised for the nine months ended September 30, 2007 and 2006, respectively. The stock based compensation unrecognized expense for future periods as of September 30, 2007 is approximately $162,000 with a weighted-average remaining vesting period of 3.25 years.

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

The following table represents a reconciliation of the shares used to calculate basic and diluted earnings per share for the respective periods indicated:

	Three Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2006

Numerator: Net income (loss)	$373,435	$677,179	$1,977,864
Denominator:
Denominator for basic earnings per share — weighted average shares	14,474,353	13,989,980	13,494,168
Effect of dilutive securities — employee stock options	1,247,971	2,288,829	2,334,095
Denominator for diluted earnings per share — adjusted weighted average shares and assumed conversion	15,722,324	16,278,809	15,828,263

Basic earnings (loss) per share	$0.03	$0.05	$0.15

Diluted earnings (loss) per share	$0.02	$0.04	$0.13

Common shares from exercise of certain options and warrants have been excluded from the computation of diluted earnings per share because their exercise prices are greater than the Company’s weighted-average stock price for the period. For the three months ended September 30, 2007 and 2006, the number of shares excluded was 2,522,267 and 1,894,583, respectively.  For the nine months ended September 30, 2006, the number of shares excluded was 1,849,317.

Since their effect would have been anti-dilutive, 1,458,076, stock options and warrants to purchase shares of common stock has been excluded from the computation of net loss per share for the nine months ended September 30, 2007.

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

The Company is subject to US federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2002 through 2006 remain open to examination. As of September 30, 2007, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

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

NOTE 5. Inventory

Inventory is valued at the lower of cost or market using standard costs that approximate average cost. Inventories are reviewed periodically and items considered to be slow moving or obsolete are reduced to estimated net realizable value through an appropriate reserve.  During the quarter ended September 30, 2007, the Company adjusted the cost basis of certain items in inventory downward by $1.3 million to reflect the newly established market value of these items.  At September 30, 2007, we had in-transit inventory of $107,000, which is under the control of a common freight carrier until it arrives at one of our customer facilities.  This inventory is owned by the Company while it is in-transit and included in finished goods. In addition, as of September 30, 2007 and December 31, 2006, the Company had prepaid inventory of $772,000 and $162,000, respectively. Prepaid inventory represents cash advances for goods that have not yet been received by the Company and the Company is showing these balances as a separate line item on the accompanying balance sheet.  Inventory consists of the following:

	September 30, 2007	December 31, 2006
	(unaudited)
Finished goods	$22,443,726	$11,428,708
Inventory reserve	(808,365)	(254,508)
Net inventory	$21,635,361	$11,174,200

NOTE 6. Property and Equipment

Property and equipment are primarily located in the United States, with the exception of $282,000 of machinery and equipment located at our Mexico facility and $19,000 located in Korea (installed in June 2007 and included in table below), and consisted of the following as of the dates presented:

	September 30, 2007	December 31, 2006
	(unaudited)
Machinery and equipment	$689,671	$774,465
Furniture and fixtures	106,704	166,921
Tooling and molds	1,254,786	—
Subtotal	2,051,161	941,386
Less accumulated depreciation	382,127	326,201
Total	$1,669,034	$615,185

Depreciation expense was $55,926 and $34,269 for the three months ended September 30, 2007 and 2006 respectively. Depreciation expense was $231,321 and $108,220 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE 7. Line of Credit

The Company has a line of credit from Wells Fargo HSBC Trade Bank N.A., which provides for advances not to exceed 80% of eligible domestic accounts receivable and up to 85% of foreign-insured accounts receivable (depending on the country of the debtor), up to a maximum of $30,000,000. As of September 30, 2007, the majority of our debt was based on foreign accounts receivable.

Interest is payable on a monthly basis (i) at Wells Fargo’s prime rate minus 0.25% (7.75% at September 30, 2007) or (ii) at the one-month LIBOR plus 1.50% (5.128% at September 30, 2007). The interest rate is floating at Wells Fargo’s prime rate or is at LIBOR plus 1.5% if the debt is a fixed amount drawn upon.  The line of credit is collateralized by substantially all of the assets of the Company, and expires October 1, 2008. In addition to reporting and other non-financial covenants, the line of credit contains certain financial covenants which require the Company to maintain a tangible net worth of not less than $30,000,000 plus 50% of net profit after tax from January 1, 2007, a pre-tax profit of not less than $1 on a rolling four quarter basis, a quick ratio of not less than one-to-one, a debt-to-net worth ratio of not greater than two-to-one, and an annual net income after taxes of at least $1. The Company did not meet all of these financial covenants at September 30, 2007.  The Company received a waiver from Wells Fargo relating to default rights Wells Fargo may have due to the Company failing to meet certain of these financial covenants at September 30, 2007, as well as default rights Wells Fargo may have if the Company fails to meet certain of these financial covenants at December 31, 2007. At September 30, 2007 and December 31, 2006, the amounts drawn against the line of credit were $27,670,500 and $25,648,614, respectively.

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

NOTE 9. Recent Accounting Pronouncements

In February 2006 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 155 “Accounting for Certain Hybrid Financial Instruments.”  SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that it is a derivative financial instrument. Generally, FASB Statement of Financial Accounting Standards SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately (referred to as bifurcation) under certain conditions. That general rule notwithstanding, SFAS No. 133 (prior to amendments made to it by SFAS No. 155) provides a broad exception for interest-only and principal-only strips initially resulting from the separation of rights to receive contractual cash flows of a financial instrument that itself does not contain an embedded derivative that would have been accounted for separately. SFAS 155 amends SFAS 133 to restrict the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument.  Prior to amendments made by SFAS 155 , SFAS 140 , “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” permitted a qualifying special-purpose entity (SPE) to hold only passive derivative financial instruments pertaining to beneficial interests (other than another derivative financial instrument) issued or sold to parties other than the transferor. SFAS 155 amends SFAS 140 to allow a qualifying SPE to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument. The Company does not believe that SFAS No. 155 will have a material impact on its financial position, results of operations or cash flows. As a result, we do not believe the adoption of SFAS 155 has a material impact on the Company’s Consolidated Financial Statements.

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

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Early adoption is encouraged, provided that the registrant has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. If elected, the implementation of FAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which improves financial reporting by requiring an employer to recognize the over or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions.  This Statement amends Statement 87, FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, Statement 106, and FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits”.  Upon the initial application of this statement and subsequently, and employer should continue to apply the provisions in Statements, 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 31, 2006.  An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.  Early application of the recognition or measurement date provisions is encouraged; however, early application must be for all of an employer’s benefit plans.  Retrospective application of the Statement is not permitted. If elected, the implementation of FAS 158 is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 10. Geographic Information

The Company currently operates in one business segment.  All fixed assets are located in Company facilities in the United States, Korea and Mexico. See Note 6 for additional information.  Net sales by geographical area for the three and nine months ended September 30, 2007 and 2006 were:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
United States	$5,704,266	$2,085,463	$23,298,520	$7,047,776
Central America	22,589,373	16,381,009	53,773,614	59,741,273
South America	41,066,777	49,102,375	108,952,592	113,186,445
Total	$69,360,415	$67,568,847	$186,024,726	$179,975,494

NOTE 11.  Commitments and Contingencies

Securities Class Actions

In the securities class action, captioned In Re: InfoSonics Corporation Securities Litigation, Lead Case No. 06 CV 1231, now pending before Judge Sammartino in the United States District Court for the Southern District of California, plaintiffs filed a second amended consolidated complaint on September 10, 2007 against the Company and certain of its officers and directors.  The second amended consolidated complaint alleges violations of Section 10(b) of the Exchange Act and associated Rule 10b-5, Section 20(a) and Section 20A in connection with the announcement of the Company’s restatement of first quarter 2006 earnings and in connection with allegedly false and/or misleading statements related to the Company’s distribution of the VK Mobile phone.  Plaintiffs seek a declaration that their action is a proper class action pursuant to Rule 23(a) and (b)(3), unspecified damages, prejudgment and post-judgment interest, attorneys’ fees, expert witness fees, other costs, and other unspecified relief.  The plaintiffs purport to represent a class of purchasers of the Company’s stock during the period February 6, 2006 to August 9, 2006.

On October 1, 2007, the defendants’ filed a motion to dismiss the second amended consolidated complaint on the grounds, among others, that the plaintiffs had failed to adequately plead violations of the securities laws.  Plaintiffs’ opposition to the motion to dismiss is due November 21, 2007, and defendants’ reply in support of the motion to dismiss is due November 30, 2007.  The hearing on the motion to dismiss is set for December 7, 2007.

An early neutral evaluation conference before Magistrate Judge William McCurine has been set for November 16, 2007.  At this time, discovery has not begun and no trial date has been set by the Court.

Derivative Action

In the derivative action, captioned In Re InfoSonics Corporation Derivative Litigation, Lead Case No. 06 CV 1336, now pending before Judge Sammartino in the United States District Court for the Southern District of California, plaintiffs filed a consolidated complaint on November 6, 2006 purportedly on behalf of the Company against certain of its officers and directors, and the Company as a nominal defendant.  The consolidated complaint alleges claims for violations of Section 14(a) of the Exchange Act, Sections 25402 and 25403 of the California Corporations Code, disgorgement under the Sarbanes-Oxley Act of 2002, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, rescission, a constructive trust, and an accounting, in connection with the Company’s restatement of first quarter 2006 earnings and in connection with allegations of wrongdoing with respect to granting, exercising, accounting and reporting of the stock options that the Company granted in December 2005.  Plaintiffs seek unspecified damages, declaratory relief regarding the Sarbanes-Oxley Act of 2002, Section 14(a) of the Exchange Act, and the legality of stock options, a constructive trust, restitution, disgorgement, modification of certain corporate governance and internal procedures, extraordinary equitable and/or injunctive relief, costs, and such other relief as is just and proper.

Defendants filed a motion to dismiss the consolidated complaint on the grounds, among others, that the plaintiffs had failed to make a demand on the Company’s board of directors and to adequately allege their other purported claims.  On September 4, 2007, the Court granted defendants motion to dismiss for failure to make a demand on the board, and also granted with prejudice the motion to dismiss the Sarbanes-Oxley claim.  The Court denied the other grounds for dismissal.  On October 2, 2007, the parties jointly moved to continue the deadline for plaintiffs to file their amended complaint until after the November 16, 2007 Early Neutral Evaluation Conference.  At this time, discovery on the merits has not begun and no trial date has been set by the Court.

We may become involved in certain other legal proceedings and claims which arise in the normal course of business. Other than as described above, as of September 30, 2007, we did not have any significant litigation outstanding.

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

InfoSonics has instituted in the past and continues to institute changes to our strategies, operations and processes to address risks and uncertainties and to mitigate impact on InfoSonics’ results of operations and financial condition. However, no assurances can be given that InfoSonics will be successful in these efforts. For a further discussion of significant factors to consider concerning InfoSonics, see “Item 1A. Risk Factors” of InfoSonics’ Annual Report on Form 10-K for the year ended December 31, 2006 and “Part II. Item 1A. Risk Factors” of this quarterly report and the quarterly reports on Form 10-Q for the periods ended March 31, 2007 and June 30, 2007. In addition, other risks or uncertainties may be detailed from time to time in InfoSonics’ future SEC filings.

Overview

We are one of the premier distributors and providers of wireless handsets and accessories in Latin America and the United States. We provide end-to-end handset and wireless terminal solutions for carriers in both Latin America and the United States. We distribute products of several key original equipment manufacturers (OEM), including Samsung, LG, Novatel and others.  We are also involved in the designing, sourcing and distributing of a proprietary line of products under our own verykool™ brand, which includes entry level, mid-tier and high-end products.

As an integral part of our customers’ supply chain, we perform value added services and solutions, including product approval and certification, light assembly, warehousing, logistics services (packing, shipping and delivery), marketing campaigns, warranty services and end-user support. We provide these services for OEM wireless handset manufacturers and for our own verykool products in order to facilitate sales to carriers, agents, resellers, distributors, independent dealers and retailers in Latin America and the United States.

During 2006, we introduced a proprietary line of handsets and accessories under the verykool™ brand, for which we are involved in several aspects including, the design, feature sets, contracting with various design and contract manufacturers in Asia to develop exclusive or semi-exclusive products for us. In addition we perform value added services and solutions, including product approval and certification, light assembly, warehousing, logistics services (packing, shipping and delivery), marketing campaigns, warranty services and end-user support.

In October 2007, we relocated our corporate headquarters from one location to another in San Diego, California.  In addition we have a facility in Miami, Florida, where we have our Latin America sales and executive offices, and operate our main warehouse and distribution center. This warehouse and distribution center services our customers in the United States and Latin America. In addition, we have warehouse and office facilities in Mexico. We have wholly-owned subsidiaries in Latin America, which conduct some of our business activities in their respective regions of Latin America.

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

Areas of Management Focus and Performance Indicators

We focus on the needs of our customers, developing and maintaining close relationships with manufacturers, expanding in and entering new markets, and sourcing and developing new and innovative products, while maintaining close attention to operational efficiencies and costs. We intend to increase shipping volumes and improve efficiencies to enable higher levels of profitability and earnings growth.  We provide distribution and other services for original equipment manufacturers, such as Samsung and LG and our own proprietary line of verykool™ handsets.  Performance indicators that are key for the monitoring and management of our business include operating and net income, cost of sales and gross margin percentage, operating expenses as a percent of revenues, and overall net sales growth as well as balances of accounts receivable and inventory. We make extensive use of our customized information system to closely monitor all aspects of our business, including customer relationship management, intelligent purchasing, inventory control, inventory flow, line item margin control for every order, and weighted average cost and statistical data for every product, customer and supplier. We believe a strong focus on providing better service to customers leads to increased customer satisfaction and retention and potential increases in sales.

Management spends a significant amount of time traveling with the purpose of spending time with key customers, suppliers and employees. We believe that these relationships are vital to our success, and we will continue to dedicate a significant amount of time to this area.

Industry Trends and Risks

According to an October 2007 report by Cowen and Company, overall worldwide wireless handset sales increased in 2006 by approximately 21%, and are forecasted to increase 13% in 2007 and 14% in 2008. The bulk of this growth, we believe, came from developing markets in which we do not currently operate, such as India and China. A rapid decline in wireless handset sales growth could negatively impact our net sales. Excess supply conditions, such as those experienced in Central America during the quarter ended March 31, 2007, can reduce the market prices of the products we sell and therefore affect our ability to generate net sales and gross profit at historical levels and could affect the value of our inventory. Conversely, should manufacturers be unable to respond to an unanticipated increase in demand on a timely basis, we, along with others in our industry, could experience supply constraints that would affect our ability to deliver products. We are unable to quantify these effects, as it is difficult to predict future supply conditions and demand patterns which affect our ability to meet customer demand or sell handsets at an acceptable gross profit.

Company Specific Trends and Risks

Our strategy incorporates overall market growth elements for each aspect of our business, which we hope will result in continued growth.  During the first half of 2007, we increased our inventory levels in anticipation of and preparation for potential future sales. Although we have incorporated growth into our strategy, there can be no assurances that this trend of increased sales will continue.  Our verykool proprietary line of products, for which we have introduced 5 models during the year, have shown a quarterly increase in sales, and could be an important part of our overall business in the future.

During the quarter ended September 30, 2007, we experienced a 26% sequential dollar increase in net sales in South America, to $41.1 million, accounting for 59% of our total net sales, as compared to $32.5 million or 56% for the quarter ended June 30, 2007.  This increase is consistent with the seasonal demand we have experienced in South America in prior third quarters.  Our Central America region continued to show strong sales, sequentially increasing 11% to $22.6 million, accounting for 33% of our net sales in the quarter ended September 30, 2007, compared to $20.3 million, accounting for 35% of our net sales in the quarter ended June 30, 2007.  The addition of the verykool and LG products during the year has assisted with manufacturer diversification for Central and South America.  In the United States, we experienced a sequential increase in net sales to $5.7 million, accounting for 8% of our total net sales, as compared to $5.4 million or 9% for the quarter ended June 30, 2007.  We believe our United States customer base is in a transitional stage as regional carriers, including some of InfoSonics’ customers have entered into agreements to be acquired by AT&T Inc., T-Mobile USA and Verizon Wireless.  We are currently evaluating the potential impact of these announced acquisitions and our opportunities in the United States.

Results of Operations

Three Months Ended September 30, 2007 and 2006

Net Sales

For the three months ended September 30, 2007, our net sales of $69.4 million are comparable to our sales of $67.6 million for the same period of 2006.  Handsets sold in the third quarter 2007 increased 28% as compared to the third quarter of 2006; however, this increase was offset by a decrease in the average selling price of 24%. The geographic mix of net sales shifted in the third quarter of 2007 as sales in the United States increased to 8% of net sales, as compared to 3% of net sales for the third quarter of 2006.  Sales in Central America represented 33% of our total quarterly net sales in the quarter ended September 30, 2007 as compared to 24% in the quarter ended September 30, 2006.  Our South America region continued to represent the majority of our business, accounting for 59% of our net sales in the third quarter of 2007 as compared to 73% of our net sales for the third quarter of 2006.  This regional shift in net sales was the result of increases in Central America and the United States regions, as well as a decrease in South America regional sales as compared to the third quarter of 2006.  On a sequential basis however we experienced increases of 25%, 13% and 7% for South America, Central America and the Untied States, respectively.

In South and Central America we have expanded our customer base as well as our geographic presence, which has resulted in increased net sales. Conversely, our customer base in the United States has been negatively impacted by the pending acquisition of two of our significant customers by larger carriers. As a result of these acquisitions, we aggressively reduced our US inventory, some of which was sold at prices below our costs. We continued progress with our proprietary verykool line of products with sales and marketing efforts in Central and South America, resulting in verykool products nearly tripling in volume for quarter ended September 30, 2007 as compared to the quarter ended June 30, 2007. In Central America, we increased sales 38% to $22.6 million for the quarter ended September 30, 2007, compared to $16.4 million in the same quarter for 2006. In South America, sales were $41.1 million for the quarter ended September 30, 2007, a 20% decrease from $49.1 million in the same quarter in 2006.

	Three Months ended September 30,		Increase
	2007	2006	(Decrease)
	(Dollar amounts in thousands, except per share amounts) (unaudited)
Net sales	$69,360	$67,569	3%
Gross profit	2,655	5,415	(51)%
Net income	373	677	(45)%

Diluted earnings per share from net income	$0.02	$0.04	(50)%

Net Sales by Geographic Region

	Three Months ended September 30,		Increase
	2007	2006	(Decrease)
	(Dollar amounts in thousands) (unaudited)
United States	$5,704	$2,086	173%
Central America	22,589	16,381	38%
South America	41,067	49,102	(16)%
Total	$69,360	$67,569	3%

Cost of Sales, Gross Profit and Gross Margin

For the quarter ended September 30, 2007, cost of sales was $66.7 million, or 96.2% of net sales, compared with $62.2 million, or 92.0% of net sales, for the quarter ended September 30, 2006. The increase in our total cost of sales was primarily the result of an aggressive move to decrease our US inventory as a response to the pending acquisitions of some of our US customers, as well as product mix during the third quarter of 2007, as the mix was more weighted towards lower margin products.  Our OEM manufacturing partners continued in the low-tier handset range which had less margin opportunity than mid-tier and high-end handsets. The aggressive move to decrease our US inventory resulted in a one-time incremental cost of goods sold of $1.3 million. Without this planned inventory reduction, gross margin for the quarter ended September 30, 2007 would have been 6.1%, as compared to 8.0% for the quarter ended September 30, 2006 and would have been a sequential increase from the 5.5% gross margin for the quarter ended June 30, 2007.  Our gross margin continues to be impacted by the change of product and regional mix of our sales, as different products and different regions have varying margins.

For the quarter ended September 30, 2007, our gross profit decreased to $2.7 million from $5.4 million, compared with the same quarter last year, a decrease of 51%. This decrease in gross profit was primarily the result of our aggressive one-time move to reduce US inventory, in addition to our product mix and the lower margin products introduced earlier in the year to the market by our manufacturing partners reduced gross margin.

	Three Months Ended September 30,		Increase
	2007	2006	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$69,360	$67,569	3%
Cost of sales	$66,706	$62,154	7%
Gross profit	$2,655	$5,415	(51)%
Gross margin	3.8%	8.0%	(53)%

Operating Expenses and Operating Income (Loss) from Continuing Operations

For the quarter ended September 30, 2007, operating expenses decreased 12%, compared with the same quarter last year. As a percentage of net sales, operating expenses were 5.6% in the quarter ended September 30, 2007, compared with 6.6% in the same quarter last year.  During the quarter ended September 30, 2007, we incurred $40,000 or 0.1% of net sales, of non-cash expense relating to stock options, compared to $133,000, or 0.2% of net sales, for the quarter ended September 30, 2006.  The decrease, excluding non-cash expense, was primarily the result of decreased sales in South America which reduced the amount of profit sharing expense during the quarter ended September 30, 2007.  As well, we continued our investments in facilities, marketing, engineering and product and market development, predominantly attributable to our proprietary verykool™ product line.  We believe such investments are necessary to help build a solid foundation for our business including our verykool™ products for potential future growth.

For the quarter ended September 30, 2007, our operating loss from continuing operations was $1.2 million, including the one-time $1.3 million cost relating to the incremental cost of goods sold to sell certain US inventory, compared with operating income from continuing operations of $975,000 for the quarter ended September 30, 2006, a decrease of 227%. As a percentage of net sales, operating loss from continuing operations was 1.8% for the quarter ended September 30, 2007, compared to income of 1.4% for the quarter ended September 30, 2006. The decrease in operating income from continuing operations was a result of the increase in cost of goods sold discussed above.

Operating Expenses

	Three Months Ended September 30,		Increase
	2007	2006	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$69,360	$67,569	3%
Operating expenses	$3,890	$4,440	(12)%
Percentage of net sales	5.6%	6.6%	(15)%

Operating Income (Loss) from Continuing Operations

	Three Months Ended September 30,		Increase
	2007	2006	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$69,360	$67,569	3%
Operating income (loss) from continuing operations	$(1,235)	$975	(227)%
Percentage of net sales	(1.8)%	1.4%	(229)%

Other Income (Expense)

During the quarter ended September 30, 2007, we incurred $352,000 of interest expense, compared to interest income of $47,000 for the same period last year.  We expect to regularly utilize larger amounts on our revolving line of credit, which will increase our interest expense in future periods.  In addition we received $2.1 million in compensation due to our agreement to an early termination and relocation for our corporate headquarters.

Other Income

	Three Months Ended September 30,		Increase
	2007	2006	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Income from lease termination	$2,095	$—	100%
Interest income (expense)	(352)	47	(849)%
Total	$1,743	$47	3,608%

Net Income (Loss)

During the quarter ended September 30, 2007, our net income was $373,000, compared to net income of $677,000 in the same period last year.  This decrease in net income was primarily related to the factors discussed above, including our increased cost of goods sold related to the move to sell our US inventory as well as reduced gross margin opportunities on low-tier products and increased operational expenses and investments relating primarily to our proprietary line of verykool™ products. These costs were offset by a benefit from the compensation received for our agreement to an early termination and relocation of our corporate headquarters.

Nine Months Ended September 30, 2007 and 2006

Net Sales

For the nine months ended September 30, 2007, our net sales of $186.0 million were comparable to our net sales of $180.0 million for the nine months ended September 30, 2006.  Handsets sold during the nine months ended September 30, 2007 increased 19% as compared to the same period in 2006; however, this increase was offset by a decrease in the average selling price of 24%. The geographic mix of net sales shifted for the nine months ended September 30, 2007, as compared to the same period of 2006.  Sales in the United States increased to 12% of net sales for the first nine months in 2007, as compared to 4% of net sales for the same period in 2006.  In contrast, our net sales in Central America decreased to 29% of our net sales for the first nine months of 2007, as compared to 33% of net sales for the same period 2006.  Our South America region continued to represent the majority of our business, accounting for 59% of our net sales for 2007, as compared to 63% for 2006.  This regional shift in net sales was the result of two primary factors.  Product availability in the United States increased during the first quarter of 2007, enabling us to sell more products to our customers.  However, in contrast, the Central America region had excess inventory in the channel during the first quarter of 2007, reducing sales and gross margin opportunity.  The channel inventory began to return to normalized levels during the second quarter of 2007, and during the third quarter of 2007 Central America achieved the highest quarterly sales level of 2007.  In South America, our efforts enabled sales to new customers and additional sales to existing customers.  This region continues to experience a general increase in handset sales, and we have opened accounts in new South American countries.  For the nine months ended September 30, 2007, we incurred a net loss of $0.6 million, or $0.04 per diluted share, as compared to net income of $2.0 million, or $0.13 per diluted share, in the nine months ended September 30, 2006.

	Nine Months ended September 30,		Increase
	2007	2006	(Decrease)
	(Dollar amounts in thousands, except per share amounts) (unaudited)
Net sales	$186,025	$179,975	3%
Gross profit	9,000	13,926	(35)%
Net income (loss)	(632)	1,978	(132)%

Diluted earnings (loss) per share from net income (loss)	$(0.04)	$0.13	(131)%

Net Sales by Geographic Region

	Nine Months ended September 30,		Increase
	2007	2006	(Decrease)
	(Dollar amounts in thousands) (unaudited)
United States	$23,004	$7,048	226%
Central America	53,393	59,741	(11)%
South America	109,628	113,186	(3)%
Total	$186,025	$179,975	3%

Cost of Sales, Gross Profit and Gross Margin

For the nine months ended September 30, 2007, cost of sales was $177.0 million, or 95.2% of net sales, compared with $166.0 million, or 92.3% of net sales, for the nine months ended September 30, 2006. The increase in our total cost of sales was a direct result of many factors including our increased sales levels on a consolidated basis, the one-time increased costs related to the sales of certain US inventory during the third quarter of 2007, as well as increased product mix of higher cost products. In the Central America region, during the first quarter of 2007, a significant decrease in handset demand as a result of industry-wide excess inventory in the channel for that particular region also impacted our ability to sell higher-margin products. During the second quarter of 2007, we began to see channel inventory returning to normalized levels in Central America, and during the third quarter of 2007, Central America reached it highest quarterly sales of 2007. Our gross margin continues to be impacted by the change of product and regional mix of our sales, as different products and different regions can have varying margins. During the first nine months of 2007 gross margins was negatively impacted as one of our manufacturers entered into the low-tier handset range. In addition, during the third quarter of 2007, we incurred an increase in cost of goods sold to sell some of our US inventory, due to pending acquisitions which could have a significant impact on our US customer base.

For the nine months ended September 30, 2007, our gross profit decreased to $9.0 million from $13.9 million, compared with the same period last year, a decrease of 35%. The decrease in gross profit was primarily the result of increased sales of low-tier products having lower margins, high channel inventory levels in Central America during the first quarter of 2007, and the increase of cost of goods sold related to the sales of certain US products. These factors impacted gross margin potential in addition to decreasing the opportunity for sales of higher margin products.

	Nine Months Ended September 30,		Increase
	2007	2006	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$186,025	$179,975	3%
Cost of sales	$177,024	$166,049	7%
Gross margin	4.8%	7.7%	(38)%
Gross profit	$9,000	$13,926	(35)%

Operating Expenses and Operating Income (Loss) from Continuing Operations

For the nine months ended September 30, 2007, operating expenses increased 1.3%, compared to the nine months ended September 30, 2006. As a percentage of net sales, operating expenses were 6.3% for the nine months ended September 30, 2007, as compared to 6.4% for the nine months ended September 30, 2006.  During the nine months ended September 30, 2007, we incurred expenses related primarily to our investments in facilities, marketing, engineering and product and market development, predominantly attributable to our proprietary verykool™ product line.  We believe such investments are necessary to help build a solid foundation for our business including the verykool™ products for potential future growth.

For the nine months ended September 30, 2007, our operating loss from continuing operations was $2.7 million, including a one-time $1.3 million cost relating to the incremental cost of goods sold to sell certain products in our US inventory, compared with income of $2.4 million for the nine months ended September 30, 2006, a decrease of 214%. As a percentage of net sales, operating loss from continuing operations was 1.5% for the nine months ended September 30, 2007, compared to income of 1.3% for the nine months ended September 30, 2006. The decrease in operating income from continuing operations was a result of the increase in operating expenses discussed above, in addition to the decrease in gross margin discussed above.

Operating Expenses

	Nine Months Ended September 30,		Increase
	2007	2006	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$186,025	$179,975	3%
Operating expenses	$11,704	$11,556	1%
Percentage of net sales	6.3%	6.4%	(2)%

Operating Income (Loss) from Continuing Operations

	Nine Months Ended September 30,		Increase
	2007	2006	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$186,025	$179,975	4%
Operating income (loss) from continuing operations	$(2,704)	$2,370	(214)%
Percentage of net sales	(1.5)%	1.3%	(215)%

Other Income (Expense)

During the nine months ended September 30, 2007, we incurred $623,000 of interest expense, compared to interest expense of $152,000 for the same period last year.  This increase was due primarily to the increase levels of inventory and accounts receivable during the nine months ended September 30, 2007.  We expect to regularly utilize larger amounts on our revolving line of credit, which will increase our interest expense in future periods.  During the nine months ended September 30, 2007 we had income of $2.1 million from a voluntary early lease termination and relocation of our corporate headquarters in San Diego.  During the nine months ended September 30, 2006, we had income from a non-cash change in fair value of derivative liability relating to January 2006 financing-related warrants of $399,000. This derivative liability was classified as equity in February 2006 in accordance with SFAS 133, when our registration statement registering the common stock underlying the warrants was declared effective by the SEC.

	Nine Months Ended September 30,		Increase
	2007	2006	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Change in fair value of derivative liability	$—	$399	(100)%
Other income	2,095	—	100%
Interest expense	(623)	(152)	309%
Other Income total	$1,472	$247	496%

Net Income (Loss)

During the nine months ended September 30, 2007, our net loss was $0.6 million, compared to net income of $2.0 million in the same period last year.  This loss was primarily related to the factors discussed above, including our decreased sales in the Central America region in the first quarter,  in addition to our reduced gross margin and increased operational expenses and investments relating to the potential future of our proprietary line of verykool™ products.  The nine months ended September 30, 2007, included a one-time increase in cost of goods sold related to aggressive sales of certain US inventory as well as other income related to our voluntary lease termination and relocation of our corporate headquarters in San Diego.  The nine months ended September 30, 2006 included non-cash expense related to stock options of $1.4 million, as compared to $233,000 in the nine months ended September 30, 2007.  In addition, the nine months ended September 30, 2006 included non-cash income from a derivative liability of $399,000 as compared to no such income in 2007.  This non-cash income was related to warrants issued in conjunction with a fund raising completed during the nine months ended September 30, 2006.

Financial Condition, Liquidity and Capital Resources

Cash Used in Operating Activities

At September 30, 2007, we had $10.0 million in cash. During the nine months ended September 30, 2007, we continued to leverage our bank and vendor lines of credit to fund our growth. The net cash used by operating activities was $21.4 million for the nine months ended September 30, 2007, which resulted primarily from increased inventory levels and increased accounts receivable. The $11.0 million increase in inventory was increased by a $0.6 million increase in prepaid inventory, which was part of a net increase of inventory during the nine months ended September 30, 2007.  This increase was partially attributable to the build-up of verykool™ inventory in anticipation of future quarterly sales.  Accounts receivable increased $12.7 million due to the timing of the increase in sales prior to the period end reported.  Accounts payable at September 30, 2007 increased $3.0 million compared to December 31, 2006. In addition, this increase was related to our ability to negotiate and utilize our vendors lines of credit during the nine months ended September 30, 2007, which was used for increased inventory levels generally.

Days of Sales Outstanding

Days of sales outstanding (the average number of days it takes to collect revenue after a sale is made) at September 30, 2007 were 59 days, compared with 62 days at December 31, 2006.  This decrease was due to our continuous efforts to keep customers to the payment terms we provide.  Normal payment terms require our customers to pay on a net 30-day or net 60-day basis depending on the region. We are constantly working with our customers to reduce our days of sales outstanding. The extension of net 60-day terms was required to remain competitive in several of the regions we currently operate, most notably in Central and South America. In an effort to penetrate new customers and or new markets, we may offer terms beyond our normal terms.

Cash Used in Investing Activities

The net cash used in investing activities was $1.1 million for the nine months ended September 30, 2007, compared to $319,000 for the nine months ended September 30, 2006. This use of cash is primarily the result of our investment in tooling and molds for our proprietary verykool™ products.

Net Cash provided from Financing Activities

The net cash provided from financing activities for the nine months ended September 30, 2007 of $2.3 million was primarily the result of borrowings on our bank line of credit and proceeds of approximately $263,000 from the exercise of employee stock options.

Working Capital

Our net working capital at September 30, 2007 was $35.0 million, compared with $36.7 million at December 31, 2006. This decrease was primarily due to increases in accounts payable, line of credit outstanding and inventory for the nine months ended September 30, 2007, partially offset by the decrease in our cash balance and increased borrowings from our line of credit.

Borrowings

The Company has a line of credit from Wells Fargo HSBC Trade Bank N.A., which provides for advances not to exceed 80% of eligible domestic accounts receivable and up to 85% of foreign-insured accounts receivable (depending on the country of the debtor), up to a maximum of $30 million. As of September 30, 2007, the majority of our debt was based on foreign-insured accounts receivable.

Interest is payable on a monthly basis (i) at Wells Fargo’s prime rate minus 0.25% (7.75% at September 30, 2007) or (ii) at the one-month LIBOR plus 1.50% (5.128% at September 30, 2007). The interest rate is floating at Wells Fargo’s prime rate or is at LIBOR plus 1.5% if the debt is a fixed amount drawn upon.  The line of credit is collateralized by substantially all of our assets, and expires October 1, 2008. In addition to reporting and other non-financial covenants, the line of credit contains certain financial covenants which require us to maintain a tangible net worth of not less than $30 million plus 50% of net profit after tax from January 1, 2007, a pre-tax profit of not less than $1 on a rolling four quarter basis, a quick ratio of not less than one-to-one, a debt-to-net worth ratio of not greater than two-to-one, and an annual net income after taxes of at least $1. At September 30, 2007, the Company did not meet all of these financial covenants.  The Company received a waiver from Wells Fargo relating to default rights Wells Fargo may have due to the Company failing to meet certain of these financial covenants at September 30, 2007, as well as default rights Wells Fargo may have if the Company fails to meet certain of these financial covenants at December 31, 2007.  The Company cannot provide assurance that it will or will not be able to comply with the financial covenants in the future.

We have no other notes payable.

At September 30, 2007 and December 31, 2006, the amounts drawn against the line of credit were $27.7 million and $25.6 million, respectively.  Credit lines have been important parts of growing our business, and market changes affecting accounts receivable could diminish the borrowing base of available funds. At September 30, 2007 and December 31, 2006, advances were at 92% and 84% of the available borrowing base, respectively.

Critical Accounting Policies

We believe the following critical accounting policies are important to the presentation of our financial condition and operating results, and require management’s judgments to make assumptions and estimates about the effects of matters that are inherently uncertain.

Revenue Recognition and Allowance for Returns

Revenues for wireless handset and accessory sales are recognized when (i) shipment of the products to customers has occurred, (ii) when collection of the outstanding receivables is probable and (iii) the final price of the products are determined. Sales are recorded net of discounts, rebates, cooperative arrangements (marketing, training and promotional funds), returns, and allowances.  Consideration is given on select sales for cooperative arrangements related to market development, training and special promotions, usually agreed upon in advance. The amount given is generally in the form of a credit memo, which is applied as a reduction of the sales price and the same amount is recorded as a current liability. Expenditures made pursuant to the agreed upon activity reduce this liability. To the extent that we incur costs in excess of the established cooperative fund, we recognize the amount as a selling or marketing expense. As part of the sales process, we may perform certain value added services such as programming, software loading and quality assurance testing. These value added services are considered an ancillary component of the sales process and amounts attributable to these processes are included in the unit cost to the customer. Furthermore, these value added services are related to services prior to the shipment of the products, and no value added services are provided after delivery of the products.  We recognize a reserve against the related receivables estimates for product returns based on historical experience and other judgmental factors, and we evaluate these estimates on an on-going basis and to adjust our estimates each period based on actual product return activity. We recognize freight costs billed to customers in revenue and actual freight costs incurred as a component of cost of revenue.

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

Interest Rate

We are exposed to market risk from changes in interest rates on our outstanding revolving line of credit. At September 30, 2007, we had $27.7 million outstanding, which could be affected by changes in short-term interest rates. The interest rate for our revolving line of credit is (i) Wells Fargo’s prime rate minus 0.25% (7.75% at September 30, 2007) or LIBOR plus 1.50% (5.128% at September 30, 2007). For every 1% increase in Wells Fargo’s prime rate or one-month LIBOR, our interest expense increases by $277,000 annually assuming $27.7 million remained outstanding for the entire year.

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

Market Risk

Substantial portions of our revenue and expenses are transacted in markets outside the United States; however, all sales transactions and accounts receivable are denominated in U.S. dollars. As a result of our international sales, our future operating results could be adversely affected by a variety of factors, including changes in specific countries’ political, economic or regulatory conditions, and trade protection measures.  Our market risk management includes an accounts receivable insurance policy for both our domestic and foreign sales.  However, there can be no assurance that our insurance policy will substantially offset the impact of fluctuations in currency exchange rates, political, economic or regulatory conditions on its results of operations and financial position. Foreign currency fluctuations did not have a material impact on our financial results during the three months or nine months ended September 30, 2007.  Please see Consolidated Statement of Comprehensive Operations

Item 4. Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2007, that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, no such change occurred during such period.

The Company is not an “accelerated filer” (i.e. the Company’s public float at September 30, 2007 is less than $75 million) for the fiscal year 2006; accordingly, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not be applicable to the Company until the end of the fiscal year ended December 31, 2007.  Notwithstanding the fact that these internal control requirements are not applicable to the Company at this time, the Company has been reviewing its internal control procedures and it has retained an outside firm to assist in this process.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Securities Class Actions

In the securities class action, captioned In Re: InfoSonics Corporation Securities Litigation, Lead Case No. 06 CV 1231, now pending before Judge Sammartino in the United States District Court for the Southern District of California, Plaintiffs filed a second amended consolidated complaint on September 10, 2007 against the Company and certain of its officers and directors.  The second amended consolidated complaint alleges violations of Section 10(b) of the Exchange Act and associated Rule 10b-5, Section 20(a) and Section 20A in connection with the announcement of the Company’s restatement of first quarter 2006 earnings and in connection with allegedly false and/or misleading statements related to the Company’s distribution of the VK Mobile phone.  Plaintiffs seek a declaration that their action is a proper class action pursuant to Rule 23(a) and (b)(3), unspecified damages, prejudgment and post-judgment interest, attorneys’ fees, expert witness fees, other costs, and other unspecified relief.  The plaintiffs purport to represent a class of purchasers of the Company’s stock during the period February 6, 2006 to August 9, 2006.

On October 1, 2007, the defendants filed a motion to dismiss the second amended consolidated complaint on the grounds, among others, that the plaintiffs had failed to adequately plead violations of the securities laws.  Plaintiffs’ opposition to the motion to dismiss is due November 21, 2007, and defendants reply in support of the motion to dismiss is due November 30, 2007.  The hearing on the motion to dismiss is set for December 7, 2007.

An early neutral evaluation conference before Magistrate Judge William McCurine has been set for November 16, 2007.  At this time, discovery has not begun and no trial date has been set by the Court.

Derivative Action

In the derivative action, captioned In Re InfoSonics Corporation Derivative Litigation, Lead Case No. 06 CV 1336, now pending before Judge Sammartino in the United States District Court for the Southern District of California, plaintiffs filed a consolidated complaint on November 6, 2006 purportedly on behalf of the Company against certain of its officers and directors, and the Company as a nominal defendant.  The consolidated complaint alleges claims for violations of Section 14(a) of the Exchange Act, Sections 25402 and 25403 of the California Corporations Code, disgorgement under the Sarbanes-Oxley Act of 2002, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, rescission, a constructive trust, and an accounting, in connection with the Company’s restatement of first quarter 2006 earnings and in connection with allegations of wrongdoing with respect to granting, exercising, accounting and reporting of the stock options that the Company granted in December 2005.  Plaintiffs seek unspecified damages, declaratory relief regarding the Sarbanes-Oxley Act of 2002, Section 14(a) of the Exchange Act, and the legality of stock options, a constructive trust, restitution, disgorgement, modification of certain corporate governance and internal procedures, extraordinary equitable and/or injunctive relief, costs, and such other relief as is just and proper.

Defendants filed a motion to dismiss the consolidated complaint on the grounds, among others, that the plaintiffs had failed to make a demand on the Company’s board of directors and to adequately allege their other purported claims.  On September 4, 2007, the Court granted defendants motion to dismiss for failure to make a demand on the board, and also granted with prejudice the motion to dismiss the Sarbanes-Oxley claim.  The Court denied the other grounds for dismissal.  On October 2, 2007, the parties jointly moved to continue the deadline for plaintiffs to file their amended complaint until after the November 16, 2007 Early Neutral Evaluation Conference.  At this time, discovery on the merits has not begun and no trial date has been set by the Court.

We may become involved in certain other legal proceedings and claims which arise in the normal course of business. Other than as described above, as of September 30, 2007, we did not have any significant litigation outstanding.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006 and in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, which could materially affect our business, financial condition or operating results. The risk factors and uncertainties described in our Annual Report on Form 10-K, this report and interim reports on Form 10-Q are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or operating results.  Except as set forth below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K, as updated by the disclosures in our interim reports on Form 10-Q, during the periods covered by this report.

We may not succeed in our introduction of proprietary products.

The introduction of new products such as our proprietary verykoolTM line may depress sales of existing products and may not be well received by our carrier customers and consumers.  Failure to adequately carry out our product marketing, sales and delivery strategy may result in significant inventory obsolescence.

We have and could lose customers or orders as a result of consolidation in the wireless telecommunications carrier industry.

There has been significant consolidation in the wireless industry, particularly in the U.S. Rural Service Area market, which has caused extreme price competition and reduced our number of customers and potential customers.  Future consolidations could further erode our current and potential markets.  This could also lead to fluctuations in our quarterly results and carrying value of our inventory. These consolidated entities may also order fewer products from us or elect to no longer do business with us or demand pricing changes in order to compete.

We buy a significant amount of our products from a limited number of suppliers, who may not provide us with competitive products at reasonable prices when we need them in the future.

We purchase wireless handsets and accessories principally from wireless communications equipment manufacturers and distributors. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing and other terms, as well as on our suppliers’ quantity and financial stability. For the quarter ended September 30, 2007, three suppliers accounted for 56%, 23% and 10%, respectively, of our total cost of sales.  We currently have one exclusive and several non-exclusive agreements with our principal suppliers, which can be terminated on short notice and provide for certain territorial restrictions. Our suppliers may not offer us competitive products on favorable terms or with timely delivery. In addition new products from other manufacturers could impact the demand for products from manufacturers we represent. From time to time, we have been unable to obtain sufficient product supplies. Any failure or delay by our suppliers, particularly our three primary vendors, in supplying us with products on favorable terms may severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if these suppliers are unable to fulfill our product needs, or if any principal supplier imposes substantial price increases and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations and financial conditions.

The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers will have a negative impact upon our revenues and could cause our stock price to decline.

Our four largest customers in the quarter ended September 30, 2007 represented 19%, 19%, 15% and 12% of our net sales.  These customers are carriers in Latin America. The markets we serve are subject to significant price competition. Additionally, our customers are not contractually obligated to purchase products from us. For these and other reasons, such as competitive pricing and competitive pressures, customers may seek to obtain products or services from us at lower prices than we have been able to obtain from these customers in the past. This could occur, for example, in the case of a customer purchasing large quantities of a product from us, who then terminates this relationship because the customer can obtain a lower price by buying directly from the manufacturer or other supplier. The loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity. In addition, we have experienced losses of certain customers through industry consolidation and in the ordinary course of business. There can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.

Approximately 92% and 88% of our revenues during the three and nine months ended September 30, 2007, respectively, were generated outside of the United States in countries that may have volatile currencies or other risks.

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

We had outstanding debt in the amount of $27.7 million at September 30, 2007 and $25.6 million at December 31, 2006 in the form of a bank line of credit of up to $30 million based on a borrowing base, which is based on a percentage of eligible accounts receivable. Any significant decrease in our level of eligible accounts receivable will reduce our ability to borrow additional funds to adequately finance our operations and expansion strategies. If we violate our loan covenants, default on our obligations or become subject to a change of control, our indebtedness would become immediately due and payable. The terms of our credit facility restrict us from incurring additional indebtedness, which could limit our ability to expand our operations. We are also subject to negative covenants that, among other things, limit our ability to sell certain assets and make certain payments, including, but not limited to, dividends, repurchases of common stock and other payments outside the normal course of business, as well as prohibiting us from merging or consolidating with another corporation or selling all or substantially all of our assets.  At September 30, 2007, the Company did not meet all of these financial covenants.  The Company received a waiver from Wells Fargo relating to default rights Wells Fargo may have due to the Company failing to meet certain of these financial covenants at September 30, 2007, as well as default rights Wells Fargo may have if the Company fails to meet certain of these financial covenants at December 31, 2007.  The Company cannot provide assurance that it will or will not be able to comply with the financial covenants in the future.

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
10.1	Lease Termination Agreement dated August 27, 2007 between Biomed Realty LP and InfoSonics Corporation (*)
10.2	Office Space Lease dated September 10, 2007 between UTC Properties LLC and InfoSonics Corporation (*)
10.3	Separation and Release Agreement dated July 26, 2007 between Timmy Monico and InfoSonics Corporation (*)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (*)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (*)

(*)  Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfoSonics Corporation

Date:	November 14, 2007	By:	/s/ Joseph Ram
Joseph Ram
Chief Executive Officer and President

Date:	November 14, 2007	By:	/s/ Jeffrey Klausner
Jeffrey Klausner
Chief Financial Officer