Form 10-K
period 2007-12-31
INFOSONICS CORP
filed 2008-03-31
CIK 1274032

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-32217

InfoSonics Corporation
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation)	33-0599368 (IRS Employer Identification No.)
4350 Executive Drive, Suite 100 San Diego, CA 92121 (Address of principal executive offices including zip code) 858-373-1600 (Registrant's telephone number, including area code)

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

        The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter was $26,679,740. This calculation is based upon the closing price of $3.07 of the stock on June 29, 2007 as reported by The NASDAQ Global Market. Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant's common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 14,819,780 shares of our common stock were issued and outstanding as of March 24, 2008.

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

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders	Part III

InfoSonics Corporation

Form 10-K for the Year Ended December 31, 2007

Table of Contents

PART I

Item 1.    Business

Company Overview

        We are one of the premier distributors and providers of wireless handsets and accessories in Latin America and, to a lesser extent, the United States. We provide end-to-end handset and wireless terminal solutions for carriers in both Latin America and the United States. We distribute products of several key original equipment manufacturers (OEMs), including Samsung, LG, Novatel and others. We are also involved in the designing, sourcing and distributing of a proprietary line of products under our own verykool® brand, which includes entry level, mid-tier and high-end products.

        Our corporate headquarters is in San Diego, California and from our facility in Miami Florida, where we have our Latin America sales and executive offices, we operate a warehouse and distribution center. This distribution center services our customers in Latin America and the United States. We have wholly-owned subsidiaries in Latin America, which conduct some of our business activities in their respective regions of Latin America.

        Our distribution and solution services include product testing, approval and certification, light assembly, warehousing, logistics services (packing, shipping and delivery), marketing campaigns, warranty services and end-user support. These services are provided for OEMs, semi-proprietary and proprietary wireless handsets and accessories, in order to facilitate sales to network carriers, agents, resellers, distributors, independent dealers and retailers in Latin America and the United States. Additionally, we have wholly-owned subsidiaries in Latin America which conduct some of our business activities in their respective regions.

        During 2007, we benefited from the increased volume of units sold of wireless handsets and accessories in Latin America, which was offset by a decrease in average selling price per unit. We believe we have established positive relations with many carriers in that region which could assist us as we move forward with our proprietary line of verykool ® wireless handsets and accessories, which was introduced in 2006. We are involved in the design, feature setting, and the contracting with various design and contract manufacturers in Asia, to develop these exclusive or semi-exclusive products for us. In addition, we perform value added services and solutions, including product approval, testing and certification, light assembly, warehousing, logistics services (packing, shipping and delivery), marketing campaigns, point of sales training, warranty services and end-user support regarding verykool® products.

        In 2005, we significantly changed our business model from selling products to dealers and agents in the United States and Latin America to providing products, services and solutions primarily to carriers in such regions. As a result, we believe that this shift in customer focus has enabled us to better service our customers and vendors as we play a more important role in the supply chain for wireless handsets and accessories. Prior to 2005, we had operated a retail kiosk business, which we discontinued in 2004.

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

        We incorporated under the laws of the State of California on February 7, 1994 under the name InfoSonics Corporation. On September 11, 2003, we reincorporated under the laws of and into the State of Maryland under the name InfoSonics Corporation. Unless the context otherwise requires, the terms "InfoSonics," "Company," "we," "our," and "us" mean InfoSonics Corporation and its consolidated subsidiaries.

Overview of Wireless Telecommunications Industry

        Rapid technical developments over the last few years within the wireless telecommunications industry have allowed wireless subscribers to talk, send and receive text messages, send and receive e-mails, capture and transmit digital images, send and receive multimedia messages, play games, listen to music and browse the Internet using all-in-one wireless handsets. Wireless handsets, accessories and services also are being used around the world to provide monitoring, point-of-sale transaction processing, inter-device communications, local area networks, location monitoring, sales force automation, and customer relationship management. While demand is beginning for some of these more advanced services and accessories in the markets we service, as this demand further develops, we believe that end-users will desire to take advantage of new services and will need handsets with updated technology. As a result of these advances and new services, we believe that the handset replacement cycle will continue to shorten, as consumers adapt to the utilization of these services, which will require new and more advanced handsets, leading to increased handset sales. As these new services and the respective handsets become more readily available for the markets we service and are in more demand by end-users, we expect to continue distributing the accessories and handsets, including those with these advanced services, in the same manner that we currently distribute existing products.

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

        According to Cowen and Company's Wireless Equipment Industry Outlook report dated January 2008, worldwide mobile handset sales are expected to increase more than 70% from 857 million handsets sold in 2005 to almost 1.5 billion handsets sold in 2010. The Cowen and Company report also estimated that Latin American handset sales will increase from 116 million units in 2005 to 137 million units in 2010 and North American handset sales will increase from 154 million units in 2005 to 217 million units in 2010. The chart below summarizes the annual estimates and sales trends.

Worldwide Mobile Handset Forecast
(Actual and Estimated Handset Sales in Millions)

	2005	2006	2007	2008 E	2009 E	2010 E
Latin America	115.6	115.1	125.2	132.4	132.6	136.8
North America	153.8	165.1	181.5	200.4	210.5	217.1
Total Worldwide Handset Sales	857.1	1,019.4	1,180.2	1,318.1	1,405.0	1,474.4

Source: Cowen and Company's Wireless Equipment Industry Outlook report dated January 2008.

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

        New Activations.    The mobile handset penetration rate of the populations in the regions where we sell handsets varies greatly. Some countries are as low as 41% penetration and the highest is 96% penetration. We believe overall penetration at the end of 2007 to be approximately 61% in Latin America and approximately 83% in the United States New activations also drive handset sales.

        Repair Costs.    In many cases, the cost of the repair and replacement of components for handsets is prohibitive as compared to the cost of a new product, thus having a positive effect on handset sales.

        Industry Consolidation.    Merger and acquisition activity within the carrier community has been driven by improved economies of scale, the opportunity to expand national or multi-national service areas, and efforts to increase revenue and profitability through additional service offerings. Since handsets are "locked" to a specific carrier, new handsets will be required by carriers' customers as the carriers consolidate their respective subscribers and networks. As we experienced during 2007, the acquisition of some regional carriers in the United States (e.g. Dobson Cellular Systems Inc. and Suncom Wireless) decreased our existing and potential customer base in the United States.

Our Strategy

        Our strategy is to grow both horizontally and vertically in the wireless handset industry by pursuing the following:

  •
  leveraging our existing infrastructure to increase sales;

  •
  introducing and marketing our proprietary verykool® products;

  •
  continuing to provide outsourced supply-chain services;

  •
  further penetrating the markets in which we sell wireless handsets and accessories;

  •
  expanding geographically;

  •
  increasing margins by maintaining and improving operating efficiencies; and

  •
  expanding the number of manufacturers we represent.

Leverage Infrastructure and Increase Market Share.

        We have our distribution center and warehouse operations in Miami, Florida. We have sales representation in Miami which covers Latin America as well as contractors within Latin America to assist the service of our existing and potential customers. By utilizing the geographic diversity of this existing infrastructure, and our established relationships with manufacturers and carriers, we believe we can increase our sales with relatively low additional cost, potentially resulting in a return to profitability. In addition, we have customized a licensed software package for an information and customer management system that allows our employees to track customer order status from purchase order to delivery. This system also enables tracking and identification of customer and geographic trends, in addition to providing management with real-time information on each individual order. This system is scalable, and under constant improvement to streamline operations and maximize operational efficiencies. The system also analyzes and tracks our relationships with manufacturers and other suppliers so that we can compare our purchasing trends with the overall market. We will continue to make investments in our products and infrastructure so as to continually enhance our ability to serve our customers and attempt to increase sales.

Outsourced Supply-Chain Services.

        We intend to expand our business offerings to provide additional outsourced supply-chain services to the wireless telecommunications industry. These services may include product approval, testing and certification, inventory management, product fulfillment, preparation of product kits, and customized packaging, light assembly, marketing and sales training, warranty and end-user support services. These supply-chain services are designed to provide outsourcing solutions for the carriers, as well as providing opportunities for us to enhance our margins. These services meet our customers' business requirements and support their efforts to add new subscribers and increase system usage and revenues while minimizing their investments in distribution infrastructure.

Market Penetration.

        We intend to further penetrate our existing markets in certain Latin America countries and expand to new countries where we do not currently operate, which we believe will enable us to increase sales by introducing products from certain of our manufacturer suppliers that have not been previously sold into these markets. Utilizing our relationships with manufacturers, and our knowledge of this market, we believe we can add revenues as well as gross profit from these markets. In addition we intend to continue our geographic expansion in Latin America by providing products and services to new carriers and new countries within the region.

Geographic Expansion.

        During 2007, we expanded geographically into new countries in Latin America, in addition to having in-country representatives, including sales, marketing and point-of-sales support, which benefited our relations with our customers. During 2006, we expanded our operations through enhanced warehouse and operational facilities in Miami, Florida. Although in January 2008 we reduced our operational facilities in Mexico (currently limited to outsource warehousing), as we continue to focus on Latin America, we may add appropriate sales, operational or warehouse locations in Latin America to service our customers in the region. These activities are intended to expand our geographic presence, increase our customer base, improve our product portfolio, and add new capabilities and service offerings. We have established subsidiaries in Latin America and acquired a company doing business in Argentina. These additions have the potential to advance, and potentially accelerate our expansion in those regions.

Maintain and Improve Operating Efficiencies.

        We constantly monitor our operations to improve our cost structure in order to maintain and increase both profitability and productivity. We continuously evaluate opportunities more efficiently by monitoring returns on invested capital, working to obtain better purchase terms, more effectively utilizing our limited capital resources, implementing workforce management programs, and centralizing back-office operations. For example, during 2007, we relocated our corporate headquarters in San Diego to a space which better meets our needs and reduced our monthly rent expense, and during the first quarter of 2008, we reduced our Mexico operations solely to outsourced warehousing.

Introduce and Market Proprietary verykool® Products.

        During 2006, we created a marketing campaign entitled "verykool®", and the reception of that concept prompted us to launch our proprietary line of products under the verykool® brand. At the end of 2007, we had six verykool® products shipping in Latin America. We believe that owning our proprietary line of products will enable us to increase our gross margins and operating margins in the long term.

Expand Manufacturer Relationships.

        We emphasize developing new, and improving our existing, wireless handset manufacturer relationships to broaden our product portfolio. We accomplish this by expanding product lines, brands and technologies within the markets we serve, thereby extending our reach. We currently have relationships with several manufacturers and are working to develop distribution relationships with others as well. We believe that by expanding our manufacturing relationships, we can offer the most innovative product lines, brands and technologies within the markets we serve.

Products and Services

Sources of Sales.

        We generate revenues by distributing and selling wireless handsets and accessories. Included in our distribution sales are the services and solutions we provide to carriers. These services are an integral part of the sale and are included in the sales price to the carrier. As a part of our distribution activities, when requested by our customers we perform value-added services that are included in our product price. These services include, but are not limited to, programming, locking, software loading, packaging, and quality assurance testing. We carry higher levels of inventory when we are preparing to enter a new market, and carry higher levels of verykool® product inventory, as we are responsible for taking the role of the manufacturer, including keeping significant inventory balances to meet sales needs.

Customers/Principal Markets/Methods of Distribution.

        Our current Latin American customers include carriers and resellers. Our United States customers include rural service carriers, agents, resellers, distributors and retailers. The principal markets for our distribution products and services are our current distribution customer bases as well as carriers within the regions we operate. During 2007, we provided products and services to approximately 80 customers. Our three largest customers in fiscal 2007 represented 18%, 17% and 17% of our net sales. All three of these customers are carriers in Latin America. We sell our products pursuant to customer purchase orders and ship products by common carrier based on customer specified delivery dates.

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

Vendors

        We have established key relationships with several leading manufacturers of wireless telecommunications equipment. In 2007, we purchased inventory from more than 22 wireless mobile device and accessory manufacturers and other suppliers. Certain of our suppliers, depending on any number of factors including manufacturer promotion, product introduction, and sales volume, among others, may provide favorable purchasing terms to us, including price protection, cooperative advertising, volume incentive rebates, stock balancing and marketing allowances. Some of these terms are provided for in our contracts, whereas others are offered from time to time when the manufacturer desires to do so. Product manufacturers typically provide limited warranties directly to the end-user.

        In 2007, Samsung Electronica Da Amazonia Ltda., Samsung Electronics LatinoAmerica and Samsung Telecommunications America accounted for approximately 55%, 17%, and 11%, respectively, of our total cost of sales.

        As of March 31, 2008, we have written agreements with some of our supplier-manufacturers for distribution in Latin America and the United States, including the Samsung affiliates mentioned above. These agreements are subject to certain conditions and exceptions, primarily concerning the retention by these suppliers of certain direct accounts, and restrictions of territory regarding our resale of products. In addition, we purchase products from other manufacturers and suppliers pursuant to purchase orders placed from time to time in the ordinary course of business for products to be sold in Latin America and the United States. Most of our agreements with suppliers are non-exclusive, with the exception of the suppliers for our proprietary verykool® products, for which we have world-wide exclusive rights on those proprietary models. Although we do not have written agreements with all of our manufacturers and suppliers, we believe we will have adequate product flows in the future to fulfill our reasonably foreseeable product requirements.

Sales and Marketing

        We believe that direct selling and one-on-one relationships, as well as in-depth product and competitive landscape knowledge, are important factors in the marketing of the products that we sell. Accordingly, we promote relationship building and maintenance through personal contact and advertising in industry publications, both print and on-line, and attending industry trade shows. Our suppliers and customers use a variety of methods to promote their products and services directly to consumers, including print and media advertising.

        As of December 31, 2007, we employed and/or contracted 24 sales and marketing professionals who are involved in distribution and who market to existing and potential customers in their respective assigned territories through in person meetings, telephone, e-mail interaction and notification of special promotions. Potential new customers are located primarily through our database, as well as industry publications and journals. Each sales person is compensated based on wireless handset sales, customer acquisition and retention and profitability.

        In 2007, approximately 88% of our net sales were to customers outside the United States, consisting of 58% in South America and 30% in Central America; the remaining 12% of our net sales resulted from sales in the United States. In 2007, Argentina, Guatemala and El Salvador, represented 54%, 13% and 10%, respectively, of our net sales. In 2006, approximately 5% of our net sales resulted from sales to customers in the United States; the other 95% was to customers outside the United States, consisting of 62% in South America and 34% in Central America. In 2006, Argentina and Guatemala represented 59% and 13%, respectively, of net sales. In 2005, approximately 69% of our net sales resulted from sales to customers in Latin America and 31% of our net sales resulted from sales to customers in North America. See note 10 of the audited financial statements included in this report.

        As of December 31, 2007, all of our long-lived assets were in the United States and Mexico.

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

Competition

        The industry and markets where we operate are highly competitive and such competition may increase in the future. Wireless handsets are subject to price competition and price erosion over the lives of the products. We compete on a number of factors including product pricing, level of services offered, market and product knowledge, customer service, product availability and overall value provided to our customers. Our competitors often possess substantially greater financial, marketing, personnel and other resources than we do, which could enable them to withstand substantial price competition, launch new products and implement extensive advertising and promotional campaigns. Historically, the barriers to entry have been relatively low for the distribution of wireless handsets. Our ability to continue to compete successfully will be largely dependent on our ability to anticipate and respond to various competitive and other factors affecting the industry, including: new or changing outsourcing requirements; new information technology requirements; new product introductions; inconsistent or inadequate supply of product; changes in consumer preferences; demographic trends; regional and local economic conditions; and discount pricing strategies and promotional activities by competitors.

        We compete for sales of wireless handsets and accessories, and anticipate that we will continue to compete, with well-established carriers and distributors. In addition, with our verykool® products we will compete with manufacturers, including some of our current suppliers. Manufacturers, including our own suppliers, sell their products directly to some large carriers, and as these carriers grow in size, they may pose more of a competitive threat to our business by circumventing our distribution system in favor of doing business directly with manufacturers. Our competitors in the United States and Latin America include wireless equipment manufacturers, carriers and other dedicated wireless distributors such as BrightPoint, Inc. and Brightstar Corporation.

Employees

        As of December 31, 2007, we had 54 employees and contractors. Of these employees, five were in management positions, 24 were engaged in sales and marketing, nine were in service operations, nine were in finance and administration (including information technology employees), and seven were in engineering and product development. From time to time, we utilize temporary employees to perform warehouse functions. Our employees are not covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Available Information

        Our website at www.infosonics.com provides a link to the Securities and Exchange Commission's website where our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (including exhibits and supplementary schedules) and amendments to those reports, filed with or furnished to the SEC under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, can be accessed free of charge. Our website also provides links to the charters for our Audit, Compensation and Nominating & Governance Committees as well as our Codes of Business Conduct and of Ethics, which can be accessed free of charge at http://www.infosonics.com/corporate_governance.aspx.

Item 1A.    Risk Factors

Forward-Looking Statements

        Certain statements in this annual report constitute "forward-looking statements." These forward-looking statements involve known or unknown risks, uncertainties and other factors that may or may not be outside our control and that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, the actions of competitors, suppliers and customers are generally outside of our control; and our ability to execute our business plans and to increase revenues and operating income are each dependent upon our ability to continue to expand our current businesses and to enter new business areas, as well as upon general economic conditions and other factors, including some of the factors identified as "Risk Factors" in this annual report and from time to time in our other SEC filings. You can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues," or the negative of these terms, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, unless required by law.

Risks Relating to Our Business

We may not succeed in our introduction of proprietary products.

        The introduction of new products such as our proprietary verykool® line may depress sales of existing products and may not be well received by our carrier customers and consumers. Further, failure to adequately carry out our product marketing, sales and delivery strategy may result in significant inventory obsolescence, including inventory which we have built up. If any of these events occur, our financial condition and operating results would likely be negatively impacted.

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

  •
  general economic conditions;

  •
  promotions and subsidies; and

  •
  gross margins

        For example, the closing price of our common stock has fluctuated between $16.76 and $0.90 from January 1, 2006 through March 20, 2008.

We have outstanding indebtedness, which is secured by substantially all our assets and which could prevent us from borrowing additional funds, if needed.

        We had outstanding debt in the amount of approximately $26.8 million at December 31, 2007 in the form of a bank line of credit of up to $30 million based on a borrowing base, which is based on a percentage of eligible accounts receivable and inventory. Any significant decrease in our level of eligible accounts receivable or inventory will reduce our ability to borrow additional funds to adequately finance our operations and expansion strategies. If we violate our loan covenants, default on our obligations or become subject to a change of control, our indebtedness would become immediately due and payable. The terms of our credit facility restrict us from incurring additional indebtedness, which could limit our ability to expand our operations. We are also subject to negative covenants that, among other things, limit our ability to sell certain assets and make certain payments, including but not limited to, dividends, repurchases of common stock and other payments outside the normal course of business, as well as prohibiting us from merging or consolidating with another corporation or selling all or substantially all of our assets. At December 31, 2007, the Company did not meet all of these financial covenants. The Company received a waiver from Wells Fargo relating to default rights Wells Fargo may have due to the Company failing to meet certain of these financial covenants at December 31, 2007. The Company cannot provide assurance that it will be able to comply with the financial covenants, or whether it will be required or be able to obtain an applicable waiver of default-related rights in the future, including for any default-related rights relating to the first quarter 2008 financial results or condition. A default of the terms of the bank line of credit would have a material adverse impact to our financial condition, cash flows, operations and business generally.

We buy a significant amount of our products from a limited number of suppliers, who may not provide us with competitive products at reasonable prices when we need them in the future.

        We purchase wireless handsets and accessories principally from wireless communications OEMs and distributors. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing and other terms. In 2007, three vendors accounted for 55%, 17% and 11%, respectively, of our total cost of sales. We currently have one exclusive and several non-exclusive agreements with our principal suppliers, which can be terminated on short notice and provide for certain territorial restrictions. Our suppliers may not offer us competitive products on favorable terms or timely delivery. In addition, new products from other manufacturers could impact the demand for products from manufacturers we represent. From time to time, we have been unable to obtain sufficient product supplies. Any failure or delay by our suppliers, particularly our three primary vendors, in supplying us with products on favorable terms may severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if these suppliers are unable to fulfill our product needs, or if any principal supplier imposes substantial price increases or unfavorable terms and alternative sources of supply are not readily available, it would have a material adverse effect on our financial condition and results of operations.

The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers will have a negative impact upon our revenues and could cause our stock price to decline.

        Our three largest customers represented 18%, 17% and 17% of our net sales in fiscal 2007. All three of these customers are carriers in Latin America. The markets we serve are subject to significant price competition. Additionally, our customers are not contractually obligated to purchase product from us. For these and other reasons, such as competitive pricing and competitive pressures, customers may seek to obtain products or services from us at lower prices than we have been able to obtain from these customers in the past. This could occur, for example, in the case of a customer purchasing large quantities of a product from us, who then terminates this relationship because the customer can obtain a lower price by buying directly from the manufacturer. The loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity. We have experienced losses of certain customers through industry consolidation and ordinary course of business and there can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods. For example, the consolidation in the United States of regional carriers such as Dobson Cellular Systems Inc. and Suncom Wireless resulted in our loss of existing and potential customers.

Our future profitability depends on our ability to increase existing margins and our ability to increase our sales, which we may not be able to do.

        The gross margins that we realize on sales of wireless handsets could be reduced due to increased competition or a growing industry emphasis on cost containment. Therefore, our future profitability will continue to depend on our ability to increase our margins or to increase our sales to help offset potential future declines in margins. We may not be able to increase existing margins for products or services we offer or increase our sales. Our ability to generate sales is based upon demand for wireless handset products that we have or can deliver and our having an adequate supply of these products. Even if our sales rates increase, the gross margins that we receive from our sales may not be sufficient to make our future operations profitable. For example, in 2007, we had experienced a net loss due to, among other things, lower gross margins, product mix, decreased average sales price per unit, and sales of certain US products below our cost due to the consolidation of some regional carriers.

Our business depends on the continued tendency of wireless handset manufacturers and carriers to outsource aspects of their business to us.

        Our business depends in large part on wireless handset manufacturers and carriers outsourcing some of their business functions to us. We provide functions such as product approval and testing, inventory management, product fulfillment, preparation of product kits, and customized packaging, light assembly and end-user support services. Certain wireless handset manufacturers and carriers have elected, and others may elect, to undertake these services internally. Additionally, our customer service levels, industry consolidation, competition, deregulation, technological changes or other factors could reduce the degree to which members of the wireless handset industry rely on outsourced services such as the services we provide. Any significant change in the market for these services could have a material adverse effect on our current and planned business. We may not be able to effectively compete in our industry if consolidation of carriers continues or a change in product delivery routing occurs.

        The past several years have witnessed a consolidation within the wireless carrier community. For example, the consolidation in the United States of regional carriers such as Dobson Cellular Systems Inc. and Suncom Wireless resulted in our loss of existing and potential customers. If this trend continues, it could result in a reduction or elimination of promotional activities by the remaining wireless carriers as they seek to reduce their expenditures which could, in turn, result in decreased demand for our products or services. Moreover, consolidation of wireless carriers reduces the number of potential contracts available to us. We could also lose business if wireless carriers, which currently are our customers, are acquired by other wireless carriers which are not our customers, which has been a new occurrence with some of our U.S. customers (e.g. Dobson Cellular Systems Inc. and Suncom Wireless). Wireless carriers may also change their policies regarding sales to their agents by independent distributors, such as requiring those agents to purchase products from the carrier or manufacturer, rather than from distributors such as us. This type of requirement could have a material adverse effect on our business and results of operations.

We have and could lose customers or orders as a result of consolidation in the wireless telecommunications carrier industry.

        There has been significant consolidation in the wireless industry, particularly in the U.S. Rural Service Area market, which has caused extreme price competition and reduced our number of customers and potential customers. Future consolidations could further erode our current and potential markets. This could also lead to fluctuations in our quarterly results and carrying value of our inventory. These consolidated entities may also order fewer products from us or elect to no longer do business with us or demand pricing changes in order to compete. In 2007, consolidation in the regional United States carriers had an adverse impact on our existing and potential customer base.

Class action and derivative lawsuits have been filed against us, our board of directors and certain of our officers, and other lawsuits may be instituted against us from time to time.

        We are currently, and from time to time in the future may become, subject to claims and litigation, which could be expensive, lengthy, and disruptive to our normal business operations. In addition, the outcomes of any claims or litigation, including possibly substantial awards and penalties, are difficult to predict and could have material adverse effects on our business, operating results or financial condition. For further information regarding certain claims and litigation in which we are currently involved and which could adversely affect us, see "Item 3. Legal Proceedings."

Our sales and inventory risk may be materially affected by fluctuations in regional demand patterns and economic factors for which we cannot plan.

        The demand for our products and services has fluctuated and may continue to vary substantially within the regions served by us. We believe the roll-out of third generation, or 3G, cellular telephone systems and other new technologies have had and will continue to have an effect on overall subscriber growth and wireless handset replacement demand. Economic slow-downs in regions served by us, changes in promotional programs offered by wireless carriers or customer preferences, may lower consumer demand for our products and create higher levels of inventories which could decrease our gross and operating margins. We could face a substantial inventory risk due to depreciation and equipment price erosion if our products are not sold in a timely manner. During 2007, the consolidation in regional carrier channels resulted in an adverse impact, including decreased margin potential, and products were sold at a considerable loss.

Approximately 88% of our revenues during the fiscal year ended December 31, 2007 were generated outside of the United States in countries that may have volatile currencies or other risks.

        We engage in significant sales activities in territories and countries outside of the United States, particularly Latin American countries, including Argentina. The fact that we distribute a substantial amount of our products into a number of territories and countries other than the United States exposes us to, among other things, increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater and more unpredictable inflationary and currency pressures, and shipping delays. Changes may occur in social, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the territories and countries where we currently distribute products. United States laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could have material adverse effects on our business and operations. Although we purchase and sell products and services in U.S. dollars and do not engage in exchange swaps, futures or options contracts or other hedging techniques, fluctuations in currency exchange rates could reduce demand for products sold in United States dollars. We cannot predict the effect that future exchange rate fluctuations will have on our operating results or financial position. We may in the future engage in currency hedging transactions, which could result in our incurring significant additional expenses and losses.

We may not be able to adequately respond to rapid technological changes in the wireless handset industry, which could cause us to lose customers.

        The technology relating to wireless handsets changes rapidly resulting in product obsolescence or short product life cycles. We are required to anticipate future technological changes in our industry and to continually identify, obtain and market new products in order to satisfy evolving industry and customer requirements. While our top vendors have historically kept their products and we aim to keep our proprietary products competitive in terms of technological changes, there is no guarantee they or we will continue to do so, which could materially affect our business. Competitors or manufacturers of wireless handsets may market products which have perceived or actual advantages over products that we handle or which otherwise render those products obsolete or less marketable. We have made and continue to make significant capital investments in accordance with evolving industry and customer requirements including maintaining levels of inventories of currently popular products that we believe are necessary based on current market conditions. This utilization of capital for product development and inventory buildup of this nature increases our risk of loss due to possible product obsolescence. Furthermore, if we do not adequately anticipate future technological changes, we may not have established adequate relationships with suppliers or done appropriate product development.

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

        Much of our business is dependent on our ability to obtain adequate supplies of currently popular products on favorable pricing and other terms. Our ability to fund our product purchases is dependent on our principal suppliers providing favorable payment terms that allow us to maximize the efficiency of our capital usage. The payment terms we receive from our suppliers are dependent on several factors, including, but not limited to, our payment history with the supplier, the suppliers' credit granting policies, contractual provisions, our overall credit rating as determined by various credit rating agencies, industry conditions, our recent operating results, financial position and cash flows, and each supplier's ability to obtain credit insurance on amounts that we owe them. Adverse changes in any of these factors, certain of which may not be wholly in our control, could have a material adverse effect on our business and operations.

We rely on our information technology systems to function efficiently, without interruptions, and if it does not, customer relationships could be harmed.

        We have focused on the application of our information technology systems to provide customized services to wireless handset manufacturers and carriers. Our ability to meet our customers' technical and performance requirements is highly dependent on the effective functioning of our information technology systems, which may experience interruptions, including aspects provided by third-party providers which may be beyond our control. These business interruptions could cause us to fall below acceptable performance levels pursuant to our customers' requirements and could result in a negative impact on, including the loss of, the related business relationship. Some of our information technology systems are managed and operated by third party providers. All information technology systems, both internal and external, are potentially vulnerable to damage or interruption from a variety of sources, including, without limitation, computer viruses, security breaches, energy blackouts, natural disasters, terrorism, war and telecommunication failures, as well as third-party provider failures. We have implemented various measures to manage our risks related to system and network disruptions, but a systems failure or security breach or other problem with our information technology systems could negatively impact our operations and financial results.

We depend on third parties to manufacture the products we distribute, including our proprietary verykool® products, and, accordingly, we rely on their quality control procedures.

        Product manufacturers typically provide limited or no warranties on the products directly to us or directly to the end consumer. We generally pass through any warranties received from our manufacturers to our customers and in absence of such warranty we are solely responsible for the products. If a product we distribute from a manufacturer has quality or performance problems, our ability to provide satisfactory products to our customers could be disrupted and our reputation could be impaired. In addition, as the verykool® products are manufactured exclusively for us, we carry the financial risk of the inventory, and there can be no assurance that we will be able to sell these products before payment is due and at prices above our cost. Either of these risks could have a negative impact on our business and operations.

The wireless handset industry is intensely competitive and we may not be able to continue to compete against well established competitors with greater financial and other resources.

        We compete for sales of wireless handsets and accessories, and expect that we will continue to compete, with numerous well-established carriers, distributors and manufacturers, including our own suppliers. Many of our competitors possess greater financial and other resources than we do and may market similar products or services directly to our customers. Distribution of wireless handsets and accessories has generally had low barriers to entry. As a result, additional competitors may choose to enter our industry in the future. The markets for wireless handsets and accessories are characterized by intense price competition and significant price erosion over the life of a product. Many of our competitors have the financial resources to withstand substantial price competition and to implement extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter into new markets or introduce new products. Our ability to continue to compete successfully will depend largely on our ability to maintain our current industry relationships, both manufacturers and carrier customers. We may not be successful in anticipating and responding to competitive factors affecting our industry, including new or changing outsourcing requirements, the entry of additional well-capitalized competitors, new products which may be introduced, changes in consumer preferences, demographic trends, international, national, regional and local economic conditions and competitors' discount pricing and promotion strategies. As wireless telecommunications markets mature and as we seek to enter into new markets in the Latin American region and offer new products in the future, the competition that we face may change and grow more intense.

Our continued growth depends on retaining our current key employees and attracting additional qualified personnel, and we may not be able to continue to do so.

        Our success depends in large part on the abilities and continued service of our executive officers and other key employees, particularly Joseph Ram, our Chief Executive Officer. Although we have previously entered into employment agreements with several of our officers and employees, including Mr. Ram, we may not be able to retain their services under applicable law. The loss of executive officers or other key personnel could have a material adverse effect on us. In addition, in order to support our continued growth, we will be required to effectively recruit, develop and retain additional qualified management. If we are unable to attract and retain additional necessary personnel, it could delay or hinder our plans for growth.

We rely on trade secret laws and agreements with our key employees and other third parties to protect our proprietary rights, and there is no assurance that these laws or agreements adequately protect our rights.

        We rely on trade secret laws to protect our proprietary knowledge, particularly our database of customers and suppliers and business terms such as pricing, and the information related to our verykool® brand. In general, we also have non-disclosure agreements with our key employees and limit access to and distribution of our trade secrets and other proprietary information. These measures may prove difficult to enforce and may not prove adequate to prevent misappropriation of our proprietary information.

We may become subject to suits alleging medical risks associated with our wireless handsets, and the cost of these suits could be substantial, and divert funds from our business.

        Lawsuits or claims have been filed or made against manufacturers of wireless handsets alleging possible medical risks, including brain cancer, associated with the electromagnetic fields emitted by wireless handsets. There has been only limited relevant research in this area, and this research has not been conclusive as to what effects, if any, exposure to electromagnetic fields emitted by wireless handsets has on human cells. Substantially all of our revenues are derived, either directly or indirectly, from sales of wireless handsets. We may become subject to lawsuits filed by plaintiffs alleging various health risks from our products. If any future studies find possible health risks associated with the use of wireless handsets or if any damages claim against us or a business partner is successful, it could have a material adverse effect on our business. Even an unsubstantiated perception that health risks exist could adversely affect our ability or the ability of our customers to market wireless handsets.

Our continuing liabilities on leases from our former mall-based retail kiosk locations could have a negative impact on earnings and cash flow.

        Although we have assigned our four remaining retail leases to a third party and we have received indemnification from the third party, we remain liable to the lessor for the respective remaining lease terms of one or two years, if the third party does not fulfill its obligations under the leases. As of December 31, 2007, the total potential liability under these leases was $35,805 exclusive of a $95,044 escrow deposit held for our benefit to the extent that the third party should default on any of the assigned leases. This escrow is not reflected on our financial statements; however, this potential lease liability is included in the footnotes to our Consolidated Financial Statements.

Risks Related To Our Common Stock

Our common stock and our stock price could be volatile and could decline, resulting in a substantial loss on your investment.

        Prior to our initial public offering in June 2004, there was not a public market for our common stock. An active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares. The stock market in general and the market for telecommunications-related stocks in particular, has been highly volatile. For example, the closing price of our common stock has fluctuated between $16.76 and $0.90 from January 1, 2006 through March 20, 2008.

        As a result, the market price of our common stock has been and is likely to remain volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects.

If the trading price of our common stock remains below $1.00 for an extended period of time, our common stock may, among other things, be delisted from The Nasdaq Global Market or Nasdaq markets altogether adversely affecting the value of our common stock.

        Between January 1, 2006 and March 20, 2008, our common stock share price fluctuated between $0.90 and $16.52 per share. Under Nasdaq Market Rules, among other things, if our share price is under $1.00 per share for an extended period of time, our stock could be delisted from The Nasdaq Global Market, be transferred to a listing on The Nasdaq Capital Market, or be delisted from the Nasdaq markets altogether. If our common stock were to be delisted from The Nasdaq Global Market or the Nasdaq markets altogether, we may seek quotation on a regional stock exchange or other exchange or market, if available. Such listing could reduce the market liquidity for our common stock. If our common stock is not eligible for quotation on another exchange or market, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities, such as the Pink Sheets or the OTC Bulletin Board. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, which would likely cause a decrease in the value of our common stock.

        Further, if our common stock were to be delisted from the Nasdaq markets, and our trading price remained below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a "penny stock." In addition, many brokerage firms are reluctant to recommend low-priced stocks to their clients. Further, various regulations and policies may restrict the ability of shareholders to borrow against or "margin" low-priced stocks, and declines in our stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers' commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher-priced stocks, the price of our common stock could result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock. All of these risks could severely limit the market liquidity of our common stock and the ability of investors to trade our common stock, thereby negatively impacting share price.

The ability of our stockholders to control our policies or effect a change in control of our company is limited, which may not be in our stockholders' best interests.

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

        Additionally, in April and June of 2006, we granted stock options to purchase an aggregate of 32,000 and 50,000 shares of our common stock to certain employees. These options have exercise prices of $5.33 and $15.17 per share and expire five years from the date of grant. In August of 2006, we granted stock options to purchase an aggregate of 15,000 and 10,000 shares of our common stock to certain employees and a chairman of a board committee. These options have exercise prices of $5.12 and $5.91, respectively per share and expire five years from the date of grant. Also in June 2006, our stockholders approved previously granted options to purchase an aggregate of 180,000 of our common stock to certain non-employee directors. These options have exercise prices of $1.65 and $8.12 per share, and expire five and three years, respectively, from the date of grant. In March 2007, we granted stock options to purchase an aggregate of 40,000 shares of our common stock to certain foreign contractors. These options have an exercise price of $3.79 per share and expire six years from the date of grant. As a result of these issuances and grants, and possible future equity grants, ownership interests in us have been and may be in the future, further diluted.

Our largest stockholder may have strategic interests that differ from those of our other stockholders, and can significantly influence important corporate matters.

        As of March 20, 2008, Joseph Ram, our Chief Executive Officer beneficially owned approximately 31% of our outstanding common stock. As a result, Mr. Ram may be able to significantly influence corporate actions relating to:

  •
  controlling the composition of our board of directors;

  •
  controlling our management and policies;

  •
  determining the outcome of significant corporate transactions, including changes in control that may not be beneficial to other stockholders; and

  •
  acting in his own interest, which may conflict with, or be different from, the interests of other stockholders.

Item 1B.    Unresolved Staff Comments—None.

Item 2.    Properties.

        Our corporate headquarters, United States sales and operations are located in San Diego, California. We provide our distribution and other value added services from our sales and operations center in Miami, Florida, which also serves as our headquarters for Latin America. These facilities are occupied pursuant to operating leases. The table below summarizes information about our sales and operations centers:

	Aggregate Square Footage	Approximate Monthly Rent	Lease term
San Diego, California	7,000	$22,000	Oct 2007 to Sept 2010
Miami, Florida*	23,000	$14,000	Mar 2008 to Mar 2011
Mexico City, Mexico**	20,000	$13,000	Apr 2006 to Jan 2008

*
This lease was extended in March 2008, monthly rental amount listed does not include local sales taxes or common area maintenance charges.

**
This lease was terminated in January 2008

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

Securities Class Actions

        In the securities class action, captioned In Re: InfoSonics Corporation Securities Litigation, Lead Case No. 06 CV 1231, now pending before Judge Sammartino in the United States District Court for the Southern District of California, Plaintiffs filed a second amended consolidated complaint on September 10, 2007 against the Company and certain of its officers and directors. The second amended consolidated complaint alleges violations of Section 10(b) of the Exchange Act and associated Rule 10b-5, Section 20(a) and Section 20A in connection with the announcement of the Company's restatement of first quarter 2006 earnings and in connection with allegedly false and/or misleading statements related to the Company's distribution of the VK Mobile phone. Plaintiffs seek a declaration that their action is a proper class action pursuant to Rule 23(a) and (b)(3), unspecified damages, prejudgment and post-judgment interest, attorneys' fees, expert witness fees, other costs, and other unspecified relief. The plaintiffs purport to represent a class of purchasers of the Company's stock during the period February 6, 2006 to August 9, 2006.

        On October 1, 2007, the defendants filed a motion to dismiss the second amended consolidated complaint on the grounds, among others, that the plaintiffs had failed to adequately plead violations of the securities laws. On February 15, 2008, the Court held a hearing on the motion to dismiss and thereafter took the matter under submission. At this time, discovery has not begun and no trial date has been set by the Court.

Derivative Action

        In the derivative action, captioned In Re InfoSonics Corporation Derivative Litigation, Lead Case No. 06 CV 1336, now pending before Judge Sammartino in the United States District Court for the Southern District of California, plaintiffs filed a consolidated complaint on November 6, 2006 purportedly on behalf of the Company against certain of its officers and directors, and the Company as a nominal defendant. The consolidated complaint alleges claims for violations of Section 14(a) of the Exchange Act, Sections 25402 and 25403 of the California Corporations Code, disgorgement under the Sarbanes-Oxley Act of 2002, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, rescission, a constructive trust, and an accounting, in connection with the Company's restatement of first quarter 2006 earnings and in connection with allegations of wrongdoing with respect to granting, exercising, accounting and reporting of the stock options that the Company granted in December 2005. Plaintiffs seek unspecified damages, declaratory relief regarding the Sarbanes-Oxley Act of 2002, Section 14(a) of the Exchange Act, and the legality of stock options, a constructive trust, restitution, disgorgement, modification of certain corporate governance and internal procedures, extraordinary equitable and/or injunctive relief, costs, and such other relief as is just and proper.

        Defendants filed a motion to dismiss the consolidated complaint on the grounds, among others, that the plaintiffs had failed to make a demand on the Company's board of directors and to adequately allege their other purported claims. On September 4, 2007, the Court granted defendants' motion to dismiss for failure to make a demand on the board, and also granted with prejudice the motion to dismiss the Sarbanes-Oxley claim. The Court denied the other grounds for dismissal. On March 4, 2008, the Court entered an order continuing the deadline for plaintiffs to file an amended complaint to June 3, 2008. At this time, discovery on the merits has not begun and no trial date has been set by the Court.

Item 4.    Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock commenced trading on June 17, 2004 on the American Stock Exchange under the symbol "IFO." Effective August 3, 2006, our Common Stock ceased trading on the American Stock Exchange and commenced trading on The NASDAQ Stock Market under the symbol "IFON," where it has traded since such date.

Fiscal Year 2007	High	Low
First Quarter	$5.82	$3.34
Second Quarter	$4.21	$2.86
Third Quarter	$3.28	$2.01
Fourth Quarter	$3.02	$1.39

Fiscal Year 2006	High	Low
First Quarter	$11.62	$4.63
Second Quarter	$16.76	$4.93
Third Quarter	$9.70	$5.12
Fourth Quarter	$6.87	$3.85

        As of March 20, 2008 the closing price of our common stock on The NASDAQ Global Market was $0.90 and there were approximately 9 shareholders of record.

        We have not paid any cash dividends and do not expect to pay any cash dividends in the foreseeable future. We are also prohibited from paying cash dividends pursuant to our line of credit agreement. See Note 6 in the audited financial statements included in this report and also see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Borrowings.

Item 6.    Selected Financial Data.

        The summary consolidated historical financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," our Consolidated Financial Statements and the related notes, and the other information included in this annual report. The summary financial data for each of the five years in the period ended December 31, 2007 is derived from our Consolidated Financial Statements, which have been audited by Singer Lewak Greenbaum & Goldstein LLP, independent registered public accountants, for the years ended

December 31, 2003, 2004, 2005, 2006 and 2007. The summary financial data provided below is not necessarily indicative of our future results of operations or financial performance.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Operating Data:
Net sales	$244,686,727	$240,896,482	$145,790,957	$73,406,390	$60,885,347
Cost of sales	233,178,045	222,127,182	133,689,921	67,863,339	56,083,862
Gross profit	11,508,682	18,769,300	12,101,036	5,543,051	4,801,485
Operating Expenses	15,779,165	15,306,710	8,367,839	4,210,198	3,563,187
Operating income (loss) from Continuing Operations	(4,270,483)	3,462,590	3,733,197	1,332,853	1,238,298
Income (loss) from Discontinued Operations	—	(692)	368,723	(890,840)	562,181
Net income (loss)	$(1,614,657)	$2,538,822	$2,707,122	$38,096	$1,139,013
Diluted weighted-average number of shares outstanding	14,458,394	15,815,339	12,282,442	9,975,584	7,816,196
Diluted earnings (loss) per share Continuing Operations	$(0.11)	$0.16	$0.19	$0.09	$0.07

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Total assets	$91,683,802	$82,970,465	$37,036,809	$18,719,756	$12,698,819
Line of Credit	26,755,100	25,648,614	10,000,000	2,564,115	5,236,432
Short term debt	—	—	—	—	30,000
Total stockholders' equity	$37,024,882	$37,906,778	$18,043,832	$12,439,011	$2,397,500

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This discussion and analysis of financial condition and results of operations should be read in conjunction with the "Selected Financial Data" and our accompanying Consolidated Financial Statements and related notes, as well as the "Risk Factors" and other information contained in this annual report. Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires us to, among other things, make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent liabilities at the financial statement dates and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations, although they could. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in "Critical Accounting Policies," and have not changed significantly since our annual report for fiscal 2006. All references to results of operations in this discussion are references to results of continuing operations, unless otherwise noted.

Overview

        We are one of the premier distributors and providers of wireless handsets and accessories in Latin America and, to a lesser extent, the United States. We provide end-to-end handset and wireless terminal solutions for carriers in both Latin America and the United States. We distribute products of several key original equipment manufacturers (OEMs), including Samsung, LG, Novatel and others. We are also involved in the designing, sourcing and distributing of a proprietary line of products under our own verykool® brand, which includes entry level, mid-tier and high-end products.

        As an integral part of our customers' supply chain, we perform value added services and solutions, including product approval and certification, light assembly, warehousing, logistics services (packing, shipping and delivery), marketing campaigns, warranty services and end-user support. We provide these services for wireless handset manufacturers in order to facilitate sales to carriers, agents, resellers, distributors, independent dealers and retailers in Latin America and the United States. During 2005, we significantly changed our business model from selling products to dealers and agents in the United States and Latin America to providing products, services and solutions primarily to wireless carriers in such regions. As a result, we believe that this shift in customer focus has enabled us to better service our customers and vendors as we play a more important role in the supply chain for wireless handsets and accessories. Also in 2006, we introduced a proprietary line of handsets and accessories under the verykool® brand.

Areas of Management Focus and Performance Indicators

        We focus on the needs of our customers, developing and maintaining close relationships with manufacturers, expanding in and entering into new markets, and sourcing and developing new and innovative products, while maintaining close attention to operational efficiencies and costs. We are focused on increasing shipping volumes and improving efficiencies to enable higher levels of profitability and earnings growth, in addition to monitoring and managing levels of accounts receivable and inventory. We provide distribution and other services for OEMs, such as Samsung and LG, and our own proprietary line of verykool® handsets. Performance indicators that are key for the monitoring and management of our business include operating and net income, cost of sales and gross margin percentage, operating expenses as a percent of revenues, and overall net sales growth. We make extensive use of our customized information system to closely monitor all aspects of our business, including customer relationship management, intelligent purchasing, inventory control, and inventory flow, line item margin control for every order, and weighted average cost and statistical data for every product, customer and supplier. We believe a strong focus on providing better service to customers leads to increased customer satisfaction and retention and potential increases in sales.

        Management spends a significant amount of time traveling with the purpose of spending time with key customers, suppliers and employees. We believe that these relationships are vital to our success and we will continue to dedicate a significant amount of time to this area.

Industry Trends, Challenges, Risks and Growth Opportunities

        According to a January 2008 report by Cowen and Company, in 2007, overall worldwide wireless handset sales increased by approximately 16%, and are forecasted to increase 12% in 2008 and 5% in 2009. The two largest areas of growth are Africa and Asia Pacific, regions in which we do not currently operate. A rapid decline in wireless handset sales growth could negatively impact our net sales. Excess supply conditions can reduce the market prices of the products we sell and therefore affect our ability to generate net sales and gross profit at expected levels and could affect the value of our inventory. For example, some US regional carrier consolidation resulted in a decrease in the value of some of our inventory carried for that region, which inventory was sold below our cost during 2007. Conversely, should manufacturers be unable to respond to an unanticipated increase in demand on a timely basis, we, along with others in our industry, could experience supply constraints that would affect our ability to deliver products. We are unable to quantify these effects, as it is difficult to predict future supply conditions and demand patterns which affect our ability to meet customer demand or sell handsets at an acceptable gross profit.

Company Specific Trends, Challenges Risks and Growth Opportunities

        Our strategy incorporates overall market growth elements for each aspect of our business, which we hope will result in growth. Certain of our manufacturers entered into the low-tier handset market during 2007, which had a positive impact on our volumes of handsets sold. However, such low-tier handsets carry lower profit margins, thus negatively impacting our overall gross margin. During 2007, we substantially increased our inventory level in anticipation of and preparation for potential sales. Our verykool® proprietary line of products, for which we have six models selling as of December 31, 2007, showed a ramp-up of sales in the second half of 2007, and could be an important part of our overall business in the future.

        In 2007, our net sales increased by 2%, and handset units sold increased by 22%, after increasing 65% in 2006. Although we have incorporated growth into our strategy, there can be no assurances that we will continue to grow and if so at what levels.

	Year Ended December 31,
	2007	2006	2005
	(Amounts in $1,000's—except percentages)
Net sales	$244,687	$240,896	$145,791
Units sold, increase over prior year	22%	119%	136%
Average selling price, (decrease) over prior year	(17)%	(24)%	(15)%

Results of Operations:

Year Ended December 31, 2007 Compared With Year Ended December 31, 2006

Net Sales

        For the year ended December 31, 2007, our net sales of $244.7 million were comparable to our net sales of $240.9 million for the year ended December 31, 2006. Handsets sold during the year ended December 31, 2007 increased 22%, as compared to the same period in 2006; however, this increase was offset by a decrease in the average selling price of 17%. The geographic mix of net sales shifted for the year ended December 31, 2007, as compared to the same period of 2006. Sales in the United States increased to 12% of net sales for the year ended December 31, 2007, as compared to 5% of net sales for the same period in 2006. In contrast, our net sales in Central America decreased to 31% of our net sales for the year ended December 31, 2007, as compared to 34% of net sales for the same period 2006. Our South America region continued to represent the majority of our business, accounting for 58% of our net sales for 2007, as compared to 62% for 2006. This regional shift in net sales was the result of two primary factors. Product availability in the United States increased in the beginning of 2007, enabling us to purchase more products and sell more products to our customers, which was offset by the impact of the consolidation of the US regional carriers in the later part of 2007, resulting in some of our inventory being sold at prices below our costs, and limiting our existing and potential customer base in the US going forward. The Central America region had excess inventory in the channel during the first quarter of 2007, reducing sales. The channel inventory began to return to normalized levels during the second quarter and remained so for the balance of 2007 enabling sales to increase and end the year at nearly one-third of total net sales. In South America, our efforts enabled sales to new customers and new countries as well as additional sales to existing customers. These increases were offset by the decrease in overall average product unit selling price due to our manufacturing partners entering into the low-tier product segment. This region continues to experience a general increase in handset sales.

	Year ended December 31,
			Increase (Decrease)
	2007	2006
	(Amounts in $1,000's—except percentages)
South America	$141,180	$148,626	(5)%
Central America	74,810	80,823	(7)%
United States	28,697	11,447	151%

Totals	$244,687	$240,896	2%

Cost of Sales, Gross Margin and Gross Profit

        For the year ended December 31, 2007, cost of sales was $233.2 million, or 95.3% of net sales, compared with $222.1 million, or 92.2% of net sales, for the year ended December 31, 2006. The increase in our total cost of sales was a direct result of various factors, including our increased sales levels on a consolidated basis and increased product mix of higher-cost products, including verykool® products, as well as the one-time increased costs related to the sales of certain US inventory during the third quarter of 2007. In the Central America region, in the beginning of 2007, a significant decrease in handset demand as a result of industry-wide excess inventory in the channel for that particular region also impacted our ability to sell higher-margin products. During the second quarter and then the balance of 2007, we saw channel inventory generally return to normalized levels in Central America. Our gross margin continues to be impacted by the change of product and regional mix of our sales, as different products and different regions can have varying margins. Additionally, our gross margin was negatively impacted as certain of our manufacturers entered into the low-tier handset range. Lastly, we incurred an increase in losses on the sale of our US inventory, due to acquisitions of some of the US regional carriers in 2007. These acquisitions have had and are expected to continue to have a significant negative impact on our US customer base and future US sales opportunities.

        For the year ended December 31, 2007, our gross profit decreased to $11.5 million from $18.8 million for the same period in 2006, a decrease of 39%. The decrease in gross profit was primarily the result of increased sales in Latin America of low-tier products which have lower margins, higher channel inventory levels and lower sales in Central America during the first quarter of 2007, and losses taken on sales of certain US inventory in connection with the consolidation of some of the US regional carriers. These factors depressed gross margin and decreased the opportunity for sales of higher margin products.

	Year ended December 31,
			Increase (Decrease)
	2007	2006
	(Amounts in $1,000's—except percentages)
Net sales	$244,687	$240,896	2%
Cost of sales	233,178	222,127	5%
Gross profit	11,509	18,769	(39)%
Gross margin	4.7%	7.8%	(40)%

Operating Expenses and Operating Income (Loss) from Continuing Operations

        For the year ended December 31, 2007, operating expenses increased 3% compared to the year ended December 31, 2006. As a percentage of net sales, operating expenses were 6.4% for the years ended December 31, 2007 and 2006. During the year ended December 31, 2007, we incurred expenses related primarily to our investments in facilities, marketing, as well as engineering and product and market development, predominantly attributable to our proprietary verykool® product line. We believe such investments are necessary to grow our business, including the verykool® products. The year ended December 31, 2007 included non-cash expense related to stock options of $271,000, as compared to $1.5 million in the year ended December 31, 2006.

        For the year ended December 31, 2007, our operating loss from continuing operations was $4.3 million, primarily due to the reasons discussed above including the introduction of low-tier, low-margin products in Latin America by some of our vendors and the $1.3 million of costs relating to the sales of certain US inventory in connection with the consolidation of some of the US regional carriers, compared with income of $3.5 million for the year ended December 31, 2006, a decrease of 223%, shifting from income in 2006 to a loss in 2007. As a percentage of net sales, operating loss from continuing operations was 1.7% for the year ended December 31, 2007, compared to income of 1.4% for the year ended December 31, 2006. The shift from operating income to an operating loss from continuing operations was generally the result of the decrease in gross margin discussed above.

Operating Expenses

	Year ended December 31,
			Increase (Decrease)
	2007	2006
	(Amounts in $1,000's—except percentages)
Net sales	$244,687	$240,896	2%
Operating expenses	$15,779	$15,307	3%
Percentage of revenue	6.4%	6.4%	—%

Operating Income (Loss) from Continuing Operations

	Year ended December 31,
			Increase (Decrease)
	2007	2006
	(Amounts in $1,000's—except percentages)
Net sales	$244,687	$240,896	2%
Operating income (loss) from continuing operations	$(4,270)	$3,463	(223)%
Percentage of revenue	(1.7)%	1.4%	(220)%

Other Income (Expense)

        During the year ended December 31, 2007, we had totaled other income of $1.1 million, as compared to $107,000 for the same period in 2006. During the year ended December 31, 2007 we had income of $2.1 million from a voluntary early lease termination and relocation of our corporate headquarters in San Diego. We incurred $1.0 million of interest expense for the year ended December 31, 2007, compared to interest expense of $292,000 for the same period last year. This increase was due primarily to the increase in levels of verykool® inventory and overall higher levels of accounts receivable during the year, requiring credit-line usage. We expect to regularly utilize larger amounts on our revolving line of credit, which will increase our interest expense in future periods. During the year ended December 31, 2007, we had income of $2.1 million from our former landlord for a voluntary early lease termination and relocation of our corporate headquarters in San Diego.

During the year ended December 31, 2006, we had income from a non-cash change in fair value of derivative liability relating to January 2006 financing-related warrants of $399,000.

	Year Ended December 31,
			Increase (Decrease)
	2007	2006
	(Amounts in $1,000's—except percentages)
Change in fair value of derivative liability	$—	$399	(100)%
Other income	2,095	—	100%
Interest expense	(999)	(292)	242%

Other Income, total	$1,096	$107	924%

Net Income (Loss)

        During the year ended December 31, 2007, our net loss was $1.6 million, compared to net income of $2.5 million in the same period in 2006. This loss was primarily related to the factors discussed above, including our decreased sales in the Central America region in the first quarter, our reduced gross profit margin, including an increase in cost of goods sold related to sales of US inventory, and increased operational expenses and investments relating to our proprietary line of verykool® products, partially offset by other income related to our voluntary lease termination and relocation of our corporate headquarters in San Diego and a positive provision for income taxes. The year ended December 31, 2007 included non-cash expense related to stock options of $271,000, as compared to $1.5 million in the year ended December 31, 2006. In addition, the year ended December 31, 2006 included non-cash income from a derivative liability of $399,000 related to an equity financing.

	Year Ended December 31,
			Increase (Decrease)
	2007	2006
	(Amounts in $1,000's—except percentages)
Operating income (loss) from continuing operations	$(4,270)	$3,463	(223)%
Other income. total	1,096	107	924%
Provision (benefit) for taxes	(1,560)	1,030	(251)%

Net income (loss)	$(1,615)	$2,539	(164)%

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

        During the year ended December 31, 2006, our geographic mix of net sales shifted significantly as our sales in South America and Central America increased substantially. These two regions represented 95% (62% for South America and 33% for Central America) of our net sales for the year ended December 31, 2006, compared to 69% (50% for South America and 19% for Central America) for the year ended December 31, 2005. This increase was primarily the result of our increased sales and marketing efforts in both of those regions, as well as the general increase in wireless handsets sold in those regions. Sales in the United States made up the remainder of our sales for the year ended December 31, 2006, declining 75% to $11.4 million, or 5% of net sales, over the year ended December 31, 2005. The decrease in our United States sales resulted from increased competition and product supply constraints from our primary vendors. During the fourth quarter of 2006, we began to see an easing of supply constraints and our sales for the United States more than doubled sequentially over the third quarter of 2006.

	Year ended December 31,
			Increase (Decrease)
	2006	2005
	(Amounts in $1,000's—except percentages)
South America	$148,626	$72,333	105%
Central America	80,823	27,882	190%
United States	11,447	45,575	(75)%

Totals	$240,896	$145,790	65%

Cost of Sales, Gross Profit and Gross Margin

        For the year ended December 31, 2006, cost of sales was $222.1 million, or 92.2% of net sales, compared with $133.7 million, or 91.7% of net sales, for the year ended December 31, 2005. The increase in our cost of sales was a direct result of the increased wireless handset sales volume during the year ended December 31, 2006 compared to the year ended December 31, 2005.

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

	Year ended December 31,
			Increase (Decrease)
	2006	2005
	(Amounts in $1,000's—except percentages)
Cost of sales	$222,127	$133,690	66%
Gross profit	18,769	12,101	55%
Gross margin	7.8%	8.3%	(6)%

Operating Expenses and Operating Income from Continuing Operations

        For the year ended December 31, 2006, operating expenses were $15.3 million, an increase of 83%, compared with $8.4 million for the year ended December 31, 2005. As a percentage of net sales, operating expenses were 6.4% and 5.7%, respectively, in each of the years ended December 31, 2006 and 2005. This increase was primarily the result of increased personnel costs in support of overall growth in unit volumes and geographic expansion. During 2006, we opened a new facility in Mexico which has yet to fully realize operational efficiencies. In addition we incurred non-cash compensation expense in 2006 of $1.5 million or 0.6% of net sales, relating to the adoption of Statement of Financial Accounting Standards (SFAS) 123(R) for expensing stock options, compared to no such expense for the fiscal year ended December 31, 2005.

Operating Expenses

	Year ended December 31,
			Increase (Decrease)
	2006	2005
	(Amounts in $1,000's—except percentages)
Operating expenses	$15,307	$8,368	83%
Percentage of revenue	6.4%	5.7%	12%

        For the year ended December 31, 2006, our operating income from continuing operations was $3.5 million (including a non-cash expense of $1.5 million relating to the effect of adopting Statement of Financial Accounting Standards (SFAS) 123(R)), compared with $3.7 million for the year ended December 31, 2005. As a percentage of net sales, operating income from continuing operations was 1.4% for the year ended December 31, 2006, as compared to 2.6% for the year ended December 31, 2005. The decrease in operating income from continuing operations as a percentage of net sales for the year ended December 31, 2006 was a result of the non-cash expense related to SFAS 123(R) and the decrease in gross margin.

Operating Income from Continuing Operations

	Year ended December 31,
			Increase (Decrease)
	2006	2005
	(Amounts in $1,000's—except percentages)
Operating income from continuing operations	$3,463	$3,733	(7)%
Percentage of revenue	1.4%	2.6%	(46)%

Income from Continuing Operations

        For the year ended December 31, 2006, we had income from continuing operations of $2.5 million, or $0.16 per diluted share on net sales of $240.9 million. This is an increase of 9%, compared to the year ended December 31, 2005.

	Year ended December 31,
			Increase (Decrease)
	2006	2005
	(Amounts in $1,000's—except percentages)
Income from continuing operations	$2,540	$2,339	9%

Other Income (Expense)

        For the year ended December 31, 2006, we had other income of $107,000 as compared to an expense of $399,000 for the year ended December 31, 2005. During 2006, we had other income from a change in fair value of a derivative liability of $399,000, and no such derivative liability in the prior year. Interest expense for the year ended December 31, 2006 was $292,000 as compared to $399,000 for the year ended December 31, 2005, the decrease in interest expense is due to our additional cash resources as a result of the fund raising completed during the first quarter of 2006, together with our vendors increased credit lines for our purchases, which supports the increase in our accounts payable to $18.0 million at December 31, 2006 compared to $6.0 million at December 31, 2005.

	Year ended December 31,
			Increase (Decrease)
	2006	2005
	(Amounts in $1,000's—except percentages)
Change in fair value of derivative liability	$399	$—	100%
Interest expense	(292)	(399)	(27)%

Other income (expense)	$107	$(399)	(127)%

Net Income

        For the year ended December 31, 2006, we had net income of $2.5 million, or $0.16 per diluted share on net sales of $240.9 million. This is a decrease of 6%, compared to the year ended December 31, 2005. Our net income for the year ended December 31, 2005, included a benefit of $369,000 from discontinued operations. As noted above, income from continuing operations for the year ended December 31, 2006 increased 9% as compared with the prior year.

	Year ended December 31,
			Increase (Decrease)
	2006	2005
	(Amounts in $1,000's—except percentages)
Income from continuing operations	$2,540	$2,338	9%
Gain (loss) from discontinued operations	(1)	369	(100)%
Net income	2,539	2,707	(6)%

Financial Condition, Liquidity and Capital Resources

Year ended December 31, 2007

        We generally use cash from our sales of products, lines of credit and sales of securities to provide the capital needed to support our growth.

Cash Used in Operating Activities

        At December 31, 2007, we had $20.8 million in cash, a decrease of $9.5 million from December 31, 2006. During the year ended December 31, 2007, we continued to leverage our bank and vendor lines of credit to fund our growth. The net cash used in operating activities was $9.7 million for the year ended December 31, 2007, which resulted primarily from increased inventory levels and increased accounts receivable. The $9.7 million increase in inventory at December 31, 2007 included a $0.3 million increase in prepaid inventory. This increase was primarily attributable to the build-up of verykool® inventory in anticipation of future sales. Additionally, accounts receivable increased $5.8 million primarily due to increased sales prior to the period end reported. Accounts payable at December 31, 2007 increased $8.6 million, compared to December 31, 2006. This increase was related to our increase use of our vendors lines of credit during the year ended December 31, 2007.

Days of Sales Outstanding

        Days of sales outstanding (the average number of days it takes to collect revenue after a sale is made) at December 31, 2007 were 61 days, compared with 62 days at December 31, 2006. This decrease was due to our continuous efforts to keep customers to the payment terms we provide. Normal payment terms require our customers to pay on a net 30-day or net 60-day basis depending on the customer. We are constantly working with our customers to reduce our days of sales outstanding.

The extension of net 60-day terms was required to remain competitive in several of the regions we currently operate, most notably in Central and South America. In an effort to penetrate new markets and reach new customers, we may offer terms beyond our normal terms.

Cash Used in Investing Activities

        The net cash used in investing activities was $1.4 million for the year ended December 31, 2007, compared to $343,000 for the year ended December 31, 2006. This use of cash is primarily the result of our investment in tooling and molds for our proprietary verykool® products.

Net Cash Provided from Financing Activities

        The net cash provided from financing activities for the year ended December 31, 2007 of $1.6 million was primarily the result of borrowings on our bank line of credit and approximately $484,000 from the exercise of employee stock options.

Working Capital

        Our net working capital at December 31, 2007 was $33.4 million, compared with $36.7 million at December 31, 2006. This decrease was primarily due to increases in accounts payable, line of credit balance outstanding and inventory for the year ended December 31, 2007, partially offset by the decrease in our cash balance and increased borrowings from our line of credit.

Year ended December 31, 2006

        We generally use cash from our sales of products, lines of credit and sale of securities to provide the capital needed to support our growth.

Cash Used in Operating Activities

        At December 31, 2006, we had $30.2 million in cash, a decrease of $22.5 million from December 31, 2005. During the year ended December 31, 2006, we continued to leverage our bank and vendor lines of credit, in addition to capital raised in the beginning of 2006 to fund our growth. The net cash used by operating activities was $7.5 million for the year ended December 31, 2006, which resulted primarily from increased accounts receivable and increased inventory levels. The $18.0 million increase in accounts receivable at December 31, 2006 was primarily due to increased sales prior to the period end reported. In addition there was also an increase in our inventory, including prepaid inventory, of $4.1 million. These increases were partially offset by an increase in accounts payable of $12.1 million.

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

Days of Sales Outstanding

        Days of sales outstanding (the average number of days it takes to collect revenue after a sale is made) at December 31, 2006 were 64 days, compared with 59 days at December 31, 2005. Normal payment terms require our customers to pay on a net 30-day or net 60-day basis depending on the region. We are constantly working with our customers to reduce our days of sales outstanding.

Cash Used in Investing Activities

        Net cash used for investing activities was $343,000 for the year ended December 31, 2006 as compared with $285,000 for the year ended December 31, 2005. The cash used for investing activities related primarily to our new facility in Mexico including warehouse, operations, engineering and sales facilities added during the year ended December 31, 2006.

Net Cash Provided from Financing Activities

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

Working Capital

        Our net working capital at December 31, 2006 was $36.7 million, compared with $17.0 million at December 31, 2005. This increase was primarily due to our January 2006 sale of common stock and related warrants to purchase our common stock and net income for the year ended December 31, 2006.

Borrowings

        The Company has a line of credit from Wells Fargo HSBC Trade Bank N.A., which provides for advances not to exceed 80% of eligible domestic accounts receivable and up to 85% of foreign-insured accounts receivable (depending on the country of the debtor), up to a maximum of $30 million. As of December 31, 2007, the majority of our debt was based on foreign-insured accounts receivable.

        Interest is payable on a monthly basis (i) at Wells Fargo's prime rate minus 0.25% (5.25% at March 20, 2008) or (ii) at the one-month LIBOR plus 1.50% (2.61% plus 1.50% at March 20, 2008). The interest rate is floating at Wells Fargo's prime rate or is at LIBOR plus 1.5% if the debt is a fixed amount drawn upon. The line of credit is collateralized by substantially all of our assets, and expires October 1, 2008. In addition to reporting and other non-financial covenants, the line of credit contains certain financial covenants which require us to maintain a tangible net worth of not less than $30 million plus 50% of net profit after tax from January 1, 2007, a pre-tax profit of not less than $1 on a rolling four quarter basis, a quick ratio of not less than one-to-one, a debt-to-net worth ratio of not greater than two-to-one, and an annual net income after taxes of at least $1. At December 31, 2007, the Company did not meet the financial covenants related to pretax profit or net income. The Company received a waiver from Wells Fargo relating to default rights Wells Fargo may have due to the Company failing to meet certain of these financial covenants at December 31, 2007. The Company cannot provide assurance that it will or will not be able to comply with the financial covenants in the future and may seek additional waivers, which may or may not be granted. The Company is expected to request a waiver for the period ended March 31, 2008.

        We have no other debt financing payable.

        At December 31, 2007 and December 31, 2006, the amounts drawn against the line of credit were $26.8 million and $25.6 million, respectively. Credit lines have been important parts of growing our business, and market changes affecting accounts receivable could diminish the borrowing base of available funds. At December 31, 2007 and December 31, 2006, advances were at 96% and 92% of the available borrowing base.

Critical Accounting Policies

        We believe the following critical accounting policies are important to the presentation of our financial condition and results, and require management's judgments to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition and Allowance for Returns

        Revenues for wireless handset and accessory sales are recognized when (i) shipment of the products to customers has occurred and title has passed, (ii) when collection of the outstanding receivables is probable and (iii) the final price of the products are determined. Sales are recorded net of discounts, rebates, cooperative arrangements (marketing, training and promotional funds), returns, and allowances. Consideration is given on select sales for cooperative arrangements related to market development, training and special promotions, usually agreed upon in advance. The amount given is generally in the form of a credit memo, which is applied as a reduction of the sale price and such amount is recorded as a current liability. Expenditures made pursuant to the agreed upon activity reduce this liability. To the extent that we incur costs in excess of the established cooperative fund, we recognize that amount as a selling or marketing expense. As part of the sales process, we may perform certain value added services such as programming, software loading and quality assurance testing. These value added services are considered an ancillary component of the sales process and amounts attributable to these processes are included in the unit cost to the customer. Furthermore, these value added services are related to services prior to the shipment of the products, and no value added services are provided after delivery of the products. We recognize a reserve against the related receivables estimates for product returns based on historical experience and other judgmental factors. We evaluate these estimates on an on-going basis and adjust the estimates each period based on actual product return activity. We recognize freight costs billed to our customers in revenue and actual freight costs incurred as a component of cost of sale.

Allowance for Doubtful Accounts

        Credit evaluations are undertaken for all major sales transactions before shipment is authorized. Normal payment terms require payment on a net 30 or 60-day basis depending on the customer. On an ongoing basis, we analyze the payment history of customer accounts, including recent customer purchases. We evaluate aged items in accounts receivable and provide reserves for doubtful accounts. Customer creditworthiness and economic conditions may change, including increased risk of collectibility and sales returns, and may require additional provisions, which could negatively impact our operating results.

Inventory Write-Off and Effect on Gross Margin

        We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on historical usage rates and our estimated forecast of product demand for a period of time, generally three months. Because of obsolescence, we will generally provide a full reserve for the costs of our inventories in excess of our relevant demand forecast for the applicable period. We attempt to control our inventory levels so that we limit inventories in excess of demand for the succeeding several months. However, because we need to place non-cancelable orders with significant lead time and because it is difficult to estimate product demand, we sometimes build inventories in excess of demand for the applicable future periods. If this occurs, we provide a reserve, which may have a negative impact on our reported results of operations and financial condition. Such was the case in the fourth quarter of 2007, as we adjusted some of our inventory down to market values.

Contractual Obligations

        We lease corporate and administrative office facilities, and equipment under non-cancelable operating leases. Certain of these leases contain renewal options. Rent expense under these leases was approximately $628,000, $417,000 and $300,000 for the years ended December 31, 2007, 2006 and 2005, respectively. We also have a revolving line of credit facility, which is shown on our balance sheet as a current liability and the balance was $26.8 million and $25.6 million at December 31, 2007 and 2006, respectively.

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

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving Line of Credit*	$26,755,100	$26,755,100
Operating Lease Obligations**	1,516,709	485,063	$825,654	$205,992	—
Capital Lease Obligations	35,253	35,253	—	—	—

Total	$28,307,062	$27,275,416	$825,654	$205,992	—

*
the outstanding balance varies daily

**
includes buildings, equipment and retail kiosks from discontinued operations, amounts do not reflect lease extension entered March 2008, see Note 7 of the financial statements in this report.

Recently Issued Accounting Pronouncements

        In February 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 155 "Accounting for Certain Hybrid Financial Instruments." SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities (SPE) to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. Generally, FASB Statement of Financial Accounting Standards SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately (referred to as bifurcation) under certain conditions. That general rule notwithstanding, SFAS No. 133 (prior to amendments made to it by SFAS No. 155) provides a broad exception for interest-only and principal-only strips initially resulting from the separation of rights to receive contractual cash flows of a financial instrument that itself does not contain an embedded derivative that would have been accounted for separately. SFAS 155 amends SFAS 133 to restrict the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. Prior to amendments made by SFAS 155, SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," permitted a qualifying SPE to hold only passive derivative financial instruments pertaining to beneficial interests (other than another derivative financial instrument) issued or sold to parties other than the transferor. SFAS 155 amends SFAS 140 to allow a qualifying SPE to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument.

        In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006. The Statement also describes the manner in which it should be initially applied. SFAS No. 156 did not have a material impact on our financial position, results of operations or cash flows.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position, that based solely on its technical merits is more likely than not to be sustained upon examination by the applicable taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company's results of operations and financial position.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This did not have a material impact on the Company in 2007.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", which improves financial reporting by requiring an employer to recognize the over or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. This Statement amends Statement 87, FASB Statement No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", Statement 106, and FASB Statement No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". Upon the initial application of this statement and subsequently, and employer should continue to apply the provisions in

Statements, 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. Early application of the recognition or measurement date provisions is encouraged; however, early application must be for all of an employer's benefit plans. Retrospective application of the Statement is not permitted.

        In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the Company's balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB 108 did not have a material impact on the Company's results of operations, cash flows, or financial position.

        In October 2006, the Emerging Issues Task Force (EITF) issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the first quarter of our fiscal year 2007). The adoption of EITF 06-3 did not have a material impact on our results of operations, financial position or cash flow.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." This standard amends FASB Statement No. 115, "Accounting for Certain Investment in Debt and Equity Securities," with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. If elected, the implementation of SFAS 159 is not expected to have a material impact on the our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS 141(R)). The objective of SFAS 141 (R) is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. SFAS 141 (R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141 (R) includes both core principles and pertinent application guidance, eliminating the need for numerous EITF issues and other interpretative guidance, thereby reducing the complexity of existing GAAP. SFAS 141 (R) is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. We are in the process of evaluating this standard and have not yet determined the impact that the adoption of SFAS 141 (R) will have on our financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. We are in the process of evaluating this standard and have not yet determined the impact that the adoption of SFAS 160 will have on our financial position, results of operations or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

        The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term "market risk" for us refers to the risk of loss arising from adverse changes in interest rates and various foreign currencies. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures.

Interest Rate

        We are exposed to market risk from changes in interest rates on our outstanding revolving line of credit. At December 31, 2007, we had approximately $26.8 million outstanding, which could be affected by changes in short term interest rates. The interest rate for the revolving line of credit is the prime rate minus 0.25% (5.25% at March 20, 2008) or LIBOR plus 1.50% (2.61% plus 1.50% at March 20, 2008). For every 1% increase in our bank's prime rate or LIBOR, our interest expense would increase by $268,000 assuming the same $26.8 million remained outstanding for the entire year.

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

Market Risk

        A substantial portion of our revenue and expenses are transacted in markets outside the United States, however all sales transactions and accounts receivable are denominated in U.S. dollars. As a result of our international sales, our future operating results could be adversely affected by a variety of factors, including changes in specific countries' political, economic or regulatory conditions and trade protection measures. Our market risk management includes an accounts receivable insurance policy for both our domestic and foreign sales. However, there can be no assurance that our insurance policy will substantially offset the impact of fluctuations in currency exchange rates, political, economic or regulatory conditions on its results of operations and financial position. We do not believe that foreign currency fluctuations had did not have a material impact on our financial results during 2007, 2006 or 2005.

Item 8.    Financial Statements and Supplementary Data.

        The information required by this item is included below in "Item 15 Exhibits, Financial Statements and Financial Statement Schedules" and incorporated herein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

  (i)
  Disclosure Controls and Procedures

        Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were effective to ensure that (i) information required to be disclosed by the Company is accumulated and communicated to the Company's management as appropriate to allow timely decisions regarding required disclosure and (ii) information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Notwithstanding the preceding sentence, we continue to engage in efforts to improve our disclosure controls and procedures.

  (ii)
  Internal Control Over Financial Reporting.

  Management's report on internal control over financial reporting.

        Management is responsible for establishing and maintaining an adequate and effective system of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Under the supervision and with the participation of our management, we assessed the effectiveness of internal controls over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment we determined that, as of December 31, 2007, our internal control over financial reporting is effective.

        This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

  (iii)
  Changes in Internal Control Over Financial Reporting

        There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2007, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

  (iv)
  Limitations on the Effectiveness of Controls.

        Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors and Executive Officers and Corporate Governance.

        The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2008 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

        We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, principal accounting officer and controller and a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. Copies of these codes are available on our website (www.infosonics.com) and are also available without charge upon written request directed to Investor Relations, InfoSonics Corporation, 4350 Executive Drive Suite #100, San Diego, California 92121.

        If we make changes to our Code of Ethics or Code of Business Conduct and Ethics in any material respect or waive any provision of either such Code for certain management persons covered by either such Code, we expect to provide the public with appropriate notice of any such change or waiver by publishing a description of such event on our corporate website, www.infosonics.com, or by other appropriate means as required by applicable rules of the Securities and Exchange Commission.

Item 11.    Executive Compensation.

        The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2008 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2008 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2008 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2008 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

  (a)(1) and (a)(2) Financial Statements and Financial Statement Schedules.

  See the index to and the financial statements and supplementary data (including financial statement schedule) beginning on page F-1, which are incorporated by reference.

  (a)(3) Exhibits.

  See Exhibit Index, beginning on page E-1, which is incorporated by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2008	By:	/s/ JOSEPH RAM Joseph Ram, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Signature and Title:

March 31, 2008	/s/ JOSEPH RAM Joseph Ram, President, Chief Executive Officer and Director (Principal Executive Officer)
March 31, 2008	/s/ ABRAHAM ROSLER Abraham Rosler, Executive Vice President and Director
March 31, 2008	/s/ JEFFREY KLAUSNER Jeffrey Klausner, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
March 31, 2008	/s/ RANDALL P. MARX Randall P. Marx, Director
March 31, 2008	/s/ ROBERT S. PICOW Robert S. Picow, Director
March 31, 2008	/s/ KIRK A. WALDRON Kirk Waldron, Director

INFOSONICS CORPORATION AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2007, 2006 and 2005

Table of Contents

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
InfoSonics Corporation and subsidiaries
San Diego, California

        We have audited the consolidated balance sheets of InfoSonics Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, comprehensive operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule of InfoSonics Corporation and subsidiaries listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoSonics Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We were not engaged to examine management's assertion about the effectiveness of InfoSonics Corporation and subsidiaries internal control over financial reporting as of December 31, 2007 included in the accompanying Form 10-K and, accordingly, we do not express an opinion thereon.

        As discussed in Note 3 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109" on January 1, 2007.

        As discussed in Note 3 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 123 (R), "Share-Based Payment" on January 1, 2006.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP
Irvine, California
March 31, 2008

INFOSONICS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2007 and 2006

	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$20,750,800	$30,243,392
Trade accounts receivable, net of allowance for doubtful accounts of $558,342 and $679,522	43,748,166	37,798,284
Inventory, net of reserves of $580,438 and $254,508	20,547,273	11,174,200
Prepaid inventory	461,990	162,146
Prepaid expenses	124,449	316,919
Prepaid taxes	1,227,449	973,749
Net assets of discontinued operations	4,209	4,209
Deferred tax assets—current	1,203,417	1,041,000

Total current assets	88,067,753	81,713,899
Property and equipment, net	1,544,550	615,185
Intangible assets	504,000	504,000
Deferred tax assets—non current	1,401,671	—
Other assets	165,828	137,381

Total assets	$91,683,802	$82,970,465

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Line of credit	$26,755,100	$25,648,614
Accounts payable	26,710,664	18,099,985
Accrued expenses	1,112,481	1,261,988
Income taxes payable	80,675	17,100

Total current liabilities	54,658,920	45,027,687
Deferred tax liability non-current	—	36,000

Total liabilities	54,658,920	45,063,687
Stockholders' equity
Preferred stock, $0.001 par value 10,000,000 shares authorized 0 and 0 shares issued and outstanding	—	—
Common stock, $0.001 par value 40,000,000 shares authorized 14,647,067 and 14,180,068 shares issued and outstanding	14,647	14,180
Additional paid-in capital	31,505,990	30,751,372
Accumulated other comprehensive loss	(31,190)	(8,865)
Retained earnings	5,535,435	7,150,091

Total stockholders' equity	37,024,882	37,906,778

Total liabilities and stockholders' equity	$91,683,802	$82,970,465

The accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

December 31, 2007, 2006 and 2005

	For the Year Ended December 31,
	2007	2006	2005
Net sales	$244,686,727	$240,896,482	$145,790,957
Cost of sales	233,178,045	222,127,182	133,689,921
Gross profit	11,508,682	18,769,300	12,101,036
Operating expenses	15,779,165	15,306,710	8,367,839
Operating income (loss) from continuing operations	(4,270,483)	3,462,590	3,733,197
Other income (expense)
Change in fair value of derivative liability	—	399,009	—
Interest income (expense), net	1,096,233	(292,202)	(399,205)
Income (loss) from continuing operations before provision for income taxes	(3,174,250)	3,569,397	3,333,992
Provision for (Benefit from) income taxes	(1,559,593)	1,029,883	995,593
Income (loss) from continuing operations	(1,614,657)	2,539,514	2,338,399
Income (loss) from discontinued operations net of tax	—	(692)	368,723
Net income (loss)	$(1,614,657)	$2,538,822	$2,707,122
Basic earnings (loss) per share
From continuing operations	$(0.11)	$0.19	$0.22
From discontinued operations	$—	$—	$0.03

Net Income (loss)	$(0.11)	$0.19	$0.25
Diluted earnings (loss) per share
From continuing operations	$(0.11)	$0.16	$0.19
From discontinued operations	$—	$—	$0.03

Net Income (loss)	$(0.11)	$0.16	$0.22
Basic weighted-average number of shares outstanding	14,458,394	13,656,137	10,644,186
Diluted weighted-average number of shares outstanding	14,458,394	15,869,178	12,282,442

The accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

December 31, 2007, 2006 and 2005

	Fiscal Years Ended December 31,
	2007	2006	2005
Net income (loss)	$(1,614,657)	$2,538,822	$2,707,122
Other comprehensive loss:
Foreign currency translation adjustments	(22,325)	(8,865)	—

Comprehensive income (loss)	$(1,636,982)	$2,529,957	$2,707,122

The accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

December 31, 2007, 2006, and 2005

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount				Total
Balance, December 31, 2004	10,424,000	$10,424	$10,524,440	$1,904,147	$—	$12,439,011
Income tax benefit realized from the exercise of employee stock options	—	—	753,899	—	—	753,899
Exercise of stock options	498,844	499	1,247,801	—	—	1,248,300
Exercise of warrants	90,000	90	391,410	—	—	391,500
Stock issued as contingent consideration for acquisition	240,000	240	503,760	—	—	504,000
Net income	—	—	—	2,707,122	—	2,707,122
Balance, December 31, 2005	11,252,844	11,253	13,421,310	4,611,269	—	18,043,832
Stock issued for cash	2,200,000	2,200	14,407,800	—	—	14,410,000
Stock issuance costs	—	—	(1,005,582)	—	—	(1,005,582)
Income tax benefit realized from the exercise of employee stock options	—	—	1,522,119	—	—	1,522,119
Exercise of warrants	41,826	42	(42)	—	—	0
Exercise of stock options	685,398	685	1,312,164	—	—	1,312,849
Stock options compensation expense	—	—	1,492,613	—	—	1,492,613
Derivative liability	—	—	(399,009)	—	—	(399,009)
Foreign currency translation adjustments	—	—	—	—	(8,865)	(8,865)
Net income	—	—	—	2,538,822	—	2,538,822
Balance, December 31, 2006	14,180,068	14,180	30,751,371	7,150,091	(8,865)	37,906,778
Income tax benefit realized from the exercise of employee stock options	—	—	198,178	—	—	198,178
Exercise of stock options	466,999	467	285,024	—	—	285,490
Stock options compensation expense	—	—	271,417	—	—	271,417
Foreign currency translation adjustments	—	—	—	—	(22,325)	(22,325)
Net loss	—	—	—	(1,614,657)	—	(1,614,657)

Balance, December 31, 2007	14,647,067	$14,647	$31,505,990	$5,535,435	$(31,190)	$37,024,882

The accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

December 31, 2007, 2006 and 2005

	For the Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income (loss)	$(1,614,657)	$2,538,822	$2,707,122
Adjustments to reconcile net income (loss) from operations to net cash provided by (used in) operating activities
Depreciation and amortization	400,355	154,479	93,658
Loss on disposal of fixed assets	59,312	—	2,334
Provision for bad debt	(121,210)	126,560	302,993
Provision for obsolete inventory	325,930	5,031	108,390
Stock option expense	271,417	1,492,613	—
Change in fair value of derivative liability	—	(399,009)	—
(Increase) decrease in
Trade accounts receivable	(5,828,672)	(17,962,213)	(12,478,395)
Inventory	(9,699,003)	(5,566,889)	(1,079,977)
Prepaid inventory	(299,844)	1,517,940	(1,608,236)
Prepaid expenses	(61,229)	(812,473)	(93,740)
Other assets	(28,447)	(46,592)	(210,063)
Deferred tax asset current	(162,417)	(491,000)	(265,000)
Deferred tax asset non current	(1,437,671)	13,793	89,207
Increase (decrease) in
Accounts payable	8,610,679	12,114,505	3,410,856
Accrued expenses	(149,507)	(1,723,301)	2,536,826
Income tax liabilities	63,575	17,100	—

Cash used in continuing operations	(9,671,429)	(9,020,634)	(6,484,025)
Cash provided by (used in) discontinued operations	—	14,722	(531,463)

Net cash used in operating activities	(9,671,429)	(9,005,912)	(7,015,488)
Cash flows from investing activities
Purchase of property and equipment	(1,389,032)	(342,747)	(291,306)
Sale of property and equipment	—	—	6,250

Net cash used in investing activities	(1,389,032)	(342,747)	(285,056)
Cash flows from financing activities
Borrowings from line of credit	426,734,073	188,423,458	93,922,834
Payments on line of credit	(425,627,587)	(172,774,844)	(86,486,949)
Income tax benefit realized from the exercise of employee stock options	198,178	1,522,119	753,899
Offering costs	—	(1,005,582)	—
Cash received from stock, options and warrants	285,490	15,722,850	1,639,799

Net cash provided by financing activities	1,590,154	31,888,001	9,829,583
Effect of exchange rate changes on cash	(22,325)	(8,865)	—

Net increase (decrease) in cash and cash equivalents	(9,492,592)	22,530,477	2,529,039
Cash and cash equivalents, beginning of period	30,243,392	7,712,915	5,183,876
Cash and cash equivalents, end of period	$20,750,800	$30,243,392	$7,712,915
Cash paid for interest	899,844	324,383	353,233
Cash paid for income taxes	—	2,216	545,915

Supplemental disclosure of non-cash investing activities:

During the year ended December 31, 2005, the Company issued 240,000 shares of common stock valued at $504,000 as consideration for the acquisition of Primasel S.A., see Note 1 for additional information.

The accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

NOTE 1—ORGANIZATION AND LINE OF BUSINESS

        InfoSonics Corporation ("InfoSonics") was incorporated in February 1994 in the state of California. InfoSonics and its subsidiaries, Axcess Mobile, LLC ("Axcess Mobile"), InfoSonics Latin America, Inc, InfoSonics de Mexico S.A. de C.V., InfoSonics de Guatemala S.A., InfoSonics El Salvador S.A. de C.V., InfoSonics S.A., InfoSonics Corporation Chile y Compania Limitada, and InfoSonics Colombia S.A. (collectively, the "Company"), sell wireless telecommunication products and accessories to wireless network operators, carriers, retailers and dealer agents. The Company's principal markets are the Latin America and the United States. In September 2003, the Company reincorporated in the state of Maryland under the name InfoSonics Corporation.

Purchase of Primasel S.A.

        On January 19, 2005, the Company agreed to purchase Primasel S.A ("Primasel"), from Fanrock Investments Limited for up to 240,000 shares of InfoSonics common stock, based on sales of certain levels being achieved in the following three years. In addition InfoSonics will pay profit sharing tied to sales and profitability for sales in Argentina. During the year ended December 31, 2005, 240,000 shares of common stock were issued related to this transaction and there was profit sharing expense of $1.9 million related to sales and profitability. The Company has accounted for the transaction as a stock purchase. The purchase price has been recorded as an intangible asset on the accompanying balance sheet. Primasel had a distribution agreement and a management agreement which together were the purpose of the transaction, and the implied value of those agreements is the value of the 240,000 shares issued in October 2005. The Company allocated 75% of the non-cash cost of this issuance towards the management agreement and 25% towards the distribution agreement. In February 2005, Primasel S.A. changed its name to InfoSonics S.A. A pro forma statement has not been presented as Primasel had no operations prior to the purchase.

Stock Split

        In June 2006, the Company effected a two-for-one stock split of its common stock. All share and per share data for the periods presented have been retroactively restated to reflect this stock split.

NOTE 2—DISCONTINUED OPERATIONS

        During the quarter ended September 30, 2004, the Company and its Board of Directors discussed Axcess Mobile, LLC and its mall-based kiosk locations and the Company began to implement actions necessary to close those mall-based kiosk locations. On October 28, 2004, the Company assigned the leases for six of the mall-based kiosk locations to a third party; however, the assignment did not release the Company from the future lease obligations, and as of December 31, 2007 the maximum potential liability of these future obligations was $35,805, exclusive of the $95,044 currently held by third party escrow. This liability is included in our lease commitment schedule. The third party assignee operates approximately 400 mall-based kiosks in 28 states. A third party is holding in escrow two months rent for the locations from the assignee, and in the event of default by the assignee those funds will be released to the Company. SFAS No. 142, "Goodwill and Other Intangible Assets" prohibits the amortization of goodwill, but requires that it be reviewed for impairment at least annually or on an interim basis if an event occurs or circumstances change that could indicate that its value has diminished or been impaired. As a result of the discontinued operation, the Company has reassessed

INFOSONICS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

NOTE 2—DISCONTINUED OPERATIONS (Continued)

the goodwill and written down the value to zero. This write down was recorded as an operating expense in the year end December 31, 2004. The other lease locations were closed in October 2004. The results of the discontinued operations are as follows:

	Year Ended December 31,
	2007	2006	2005
Net Sales	$—	$—	$—
Gross Profit	—	—	—
Operating Income (Loss)	—	(692)	368,723
Capital Expenditures	—	—	—
Depreciation and Amortization	—	—	—

        During 2005, we had income from our discontinued operations. This income was the result of our resolution of outstanding accounts with a former supplier for the discontinued operations. This former supplier was not involved with our continuing operations. As of December 31, 2006, net assets of discontinued operations consisted of other assets of $4,200. The Company is currently in the process of resolving these balances. As of December 31, 2006, the plans for the discontinued operations were complete; however the Company expects to continue to record minor adjustments and expenses through discontinued operations as necessary, although there was no such activity in 2007.

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

INFOSONICS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

factors, evaluates these estimates on an on-going basis and adjusts its estimates each period based on actual product return activity. The Company recognizes freight costs billed to its customers in revenue and actual freight costs incurred as a component of cost of revenue.

Comprehensive Income (loss)

        The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income (loss) and its components in a financial statement. Comprehensive income (loss) as defined includes all changes in equity (net assets) during a period from non-owner sources. The Company's comprehensive loss includes foreign currency translation adjustments which are excluded from net income and are reported as a separate component of shareholders equity as accumulated other comprehensive loss.

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

Trade Accounts Receivable

        The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. The Company evaluates the collectibility of its accounts receivable on an on-going basis. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company's historical experience. In certain circumstances, the Company has obtained accounts receivable insurance to mitigate its credit risk. As of December 31, 2007 and 2006, the allowance for doubtful accounts was $558,342 and $679,522, respectively.

Inventory

        Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories. The Company provides for the possible inability to sell its inventory by recording a reserve. As of December 31, 2007 and 2006, the inventory obsolescence reserve was $580,438 and $254,508, respectively. From time to time the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of December 31, 2007 and 2006, the prepaid inventory balances were $462,000 and $162,000, respectively.

INFOSONICS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Value of Financial Instruments

        The Company's financial instruments consist of cash, cash equivalents and trade receivables and payables. The carrying amounts of these instruments approximate fair value because of their short-term maturities.

Accounting for the Impairment of Long-Lived Assets

        The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Management determined that there was no impairment of long-lived assets during the years ended December 31, 2007, 2006 and 2005.

Stock-Based Compensation

        Prior to December 31, 2005, the Company accounted for employee stock option plans based on the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations, and had adopted the disclosure requirements of SFAS No. 123(R), "Accounting for Stock-Based Compensation" as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company's stock at the grant date over the amount an employee must pay to acquire the stock. The Company granted stock options with exercise prices equal to the market price of the underlying stock on the date of grant; therefore, the Company did not record stock-based compensation expense under APB Opinion No. 25.

        In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), "Share-Based Payments," to require that compensation cost relating to share-based payment arrangements be recognized in the financial statements. As of January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously utilized for stock options in footnote disclosures required under SFAS No. 123(R), as amended by SFAS No. 148. Such fair value is recognized as expense over the service period, net of estimated forfeitures.

        Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123(R), the Company's

INFOSONICS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

net income and earnings per share for the year ended December 31, 2005 would have been decreased to the pro forma amounts indicated below:

2005
Net income as reported	$2,707,122
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(2,958,655)

Pro forma net loss	$(251,533)

Basic earnings per common share as reported	$0.25
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(0.28)

Pro forma loss per common share	$(0.03)

Diluted earnings per common share as reported	0.25
Stock based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(0.24)

Pro forma loss per common share	$(0.02)

        For purposes of computing the pro forma disclosures required by SFAS No. 123(R), the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2005: dividend yield of 0%; expected volatility of 91%; risk-free interest rate of 3.73%; and expected life of 3.0.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Advertising Expense

        The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the years ended December 31, 2007, 2006 and 2005 was $1,409,535, $130,315, and $145,177 respectively.

Income Taxes

        The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." This statement requires the recognition of deferred tax assets and liabilities for the future consequences

INFOSONICS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of events that have been recognized in the Company's financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

        In addition, effective January 1, 2007, the Company adopted FIN 48, "Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109." FIN 48 provides guidance on recognition, derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, FIN 48 permits an entity to recognize interest and penalties related to tax uncertainties either as income tax expense or operating expenses. The Company has chosen to recognize interest and penalties related to tax uncertainties as operating expense.

        Based on our evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. As a result, the adoption of FIN 48 did not have a material impact on the Company's results of operation and financial position.

        The Company is subject to U.S. Federal income tax as well as to income tax of multiple state and foreign country jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2004 through 2006 tax years. State income tax returns are subject to examination for a period of three to four years after filing.

Earnings (Loss) Per Share

        The Company utilizes SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The Company's common share equivalents consist of stock options.

        Common shares from exercise of certain options and warrants have been excluded from the computation of diluted earnings per share because their exercise prices are greater than the Company's weighted-average stock price for the period. For the fiscal years ended December 31, 2007 and 2006, the number of shares excluded was 2,382,226 and 1,896,434, respectively. Since their effect would have been anti-dilutive, 1,040,586 stock options and warrants to purchase shares of common stock have been excluded from the computation of net loss per share for the fiscal year ended December 31, 2007.

INFOSONICS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment and Geographic Reporting

        The Company accounts for segments and geographic revenues in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's reportable segments are strategic business units that offer different products and services. In addition, the Company allocates revenues to geographic areas based on the location to which the product was shipped.

Estimates

        The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Major Suppliers

        The Company contracts with various suppliers. Although there are a limited number of suppliers that could supply the Company's inventory, management believes any shortfalls from existing suppliers might be absorbed from other suppliers on comparable terms; however there are no assurances of such other suppliers providing products on acceptable terms. Furthermore, a change in suppliers could cause a delay in sales and adversely effect results.

        During the year ended December 31, 2007, the Company purchased materials from three suppliers, which accounted for 55%, 17% and 11% of total cost of sales. During the year ended December 31, 2006, the Company purchased materials from two suppliers, which accounted for 59% and 20% of total cost of sales. During the year ended December 31, 2005 the Company purchased materials from three suppliers, which accounted for 49%, 23% and 11% of total cost of sales.

Concentrations of Revenues and Credit Risk

        The Company provides credit to its customers in the normal course of business. During the year ended December 31, 2007, three customers accounted for 18%, 17% and 17% of total product sales. These three customers represented 14%, 19% and 18% of accounts receivable, respectively at December 31, 2007. During the year ended December 31, 2006, three customers accounted for 20%, 19% and 17% of total product sales. These three customers represented 7%, 18% and 17% of accounts receivable, respectively, at December 31, 2006. During the year ended December 31, 2005, four customers accounted for 17%, 15%, 13% and 13% of total product sales, and these four customers represented 10%, 13%, 31% and 0% of accounts receivable, respectively, at December 31, 2005. The Company does not obtain collateral with which to secure its accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses based upon the Company's historical experience related to credit losses and any unusual circumstances that may affect the ability of its customers to meet their obligations. The Company also maintains two insurance policies, which partially cover its customer accounts, and helps to minimize the potential risk of loss. During 2007, the Company renewed its insurance policies, which cover losses up to $33,000,000

INFOSONICS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

and have an aggregate deductible of $50,000, with a 10% co-insurance on domestic receivables and zero co-insurance on foreign receivables.

Recently Issued Accounting Pronouncements

        In February 2006 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 155 "Accounting for Certain Hybrid Financial Instruments." SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principal cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities (SPE) to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative financial instrument. Generally, FASB Statement of Financial Accounting Standards SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires that a derivative embedded in a host contract that does not meet the definition of a derivative be accounted for separately (referred to as bifurcation) under certain conditions. That general rule notwithstanding, SFAS No. 133 (prior to amendments made to it by SFAS No. 155) provides a broad exception for interest-only and principal-only strips initially resulting from the separation of rights to receive contractual cash flows of a financial instrument that itself does not contain an embedded derivative that would have been accounted for separately. SFAS 155 amends SFAS 133 to restrict the scope exception to strips that represent rights to receive only a portion of the contractual interest cash flows or of the contractual principal cash flows of a specific debt instrument. Prior to amendments made by SFAS 155, SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," permitted a qualifying SPE to hold only passive derivative financial instruments pertaining to beneficial interests (other than another derivative financial instrument) issued or sold to parties other than the transferor. SFAS 155 amends SFAS 140 to allow a qualifying SPE to hold a derivative instrument pertaining to beneficial interests that itself is a derivative financial instrument.

        In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which provides an approach to simplify efforts to obtain hedge-like (offset) accounting. This Statement amends FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations; (2) requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; (3) permits an entity to choose either the amortization method or the fair value method for subsequent measurement for each class of separately recognized servicing assets or servicing liabilities; (4) permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by an entity with recognized servicing rights, provided the securities reclassified offset the entity's exposure to changes in the fair value of the servicing assets or liabilities; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the balance sheet and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for all separately recognized servicing assets and liabilities as of the beginning of an entity's fiscal year that begins after September 15, 2006. The Statement also describes the manner in which it should be

INFOSONICS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

initially applied. SFAS No. 156 did not have a material impact on our financial position, results of operations or cash flows.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position, that based solely on its technical merits is more likely than not to be sustained upon examination by the applicable taxing authority. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company's results of operations and financial position.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This did not have a material impact on the Company in 2007.

        In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans", which improves financial reporting by requiring an employer to recognize the over or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. This Statement amends Statement 87, FASB Statement No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", Statement 106, and FASB Statement No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits". Upon the initial application of this statement and subsequently, and employer should continue to apply the provisions in Statements, 87, 88, and 106 in measuring plan assets and benefit obligations as of the date of its statement of financial position and in determining the amount of net periodic benefit cost. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. Early application of the recognition or measurement date provisions is encouraged; however, early application must be for all of an employer's benefit plans. Retrospective application of the Statement is not permitted.

        In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." This SAB No. 108 provides guidance on the consideration of

INFOSONICS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the Company's balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB No. 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB 108 did not have a material impact on the Company's results of operations, cash flows, or financial position.

        In October 2006, the Emerging Issues Task Force (EITF) issued EITF 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That is, Gross versus Net Presentation) to clarify diversity in practice on the presentation of different types of taxes in the financial statements. The Task Force concluded that, for taxes within the scope of the issue, a company may adopt a policy of presenting taxes either gross within revenue or net. That is, it may include charges to customers for taxes within revenues and the charge for the taxes from the taxing authority within cost of sales, or, alternatively, it may net the charge to the customer and the charge from the taxing authority. If taxes subject to EITF 06-3 are significant, a company is required to disclose its accounting policy for presenting taxes and the amounts of such taxes that are recognized on a gross basis. The guidance in this consensus is effective for the first interim reporting period beginning after December 15, 2006 (the first quarter of our fiscal year 2007). The adoption of EITF 06-3 did not have a material impact on our results of operations, financial position or cash flow.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115." This standard amends FASB Statement No. 115, "Accounting for Certain Investment in Debt and Equity Securities," with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. If elected, the implementation of SFAS 159 is not expected to have a material impact on the our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" (SFAS 141(R)). The objective of SFAS 141 (R) is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. SFAS 141 (R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the

INFOSONICS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

nature and financial effect of the business combination. SFAS 141 (R) includes both core principles and pertinent application guidance, eliminating the need for numerous EITF issues and other interpretative guidance, thereby reducing the complexity of existing GAAP. SFAS 141 (R) is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. We are in the process of evaluating this standard and have not yet determined the impact that the adoption of SFAS 141 (R) will have on our financial position, results of operations or cash flows.

        In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements" (SFAS 160). SFAS 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. We are in the process of evaluating this standard and have not yet determined the impact that the adoption of SFAS 160 will have on our financial position, results of operations or cash flows.

NOTE 4—PROPERTY AND EQUIPMENT

        Property and equipment are primarily located in the United States, with the exception of $276,000 of machinery and equipment located at our Mexico facility, and $19,000 located in Korea (installed in June 2006, and June 2007, respectively, and included in the table below), and consisted of the following as of the dates presented:

	December 31,
	2007	2006
Machinery and Equipment	$711,578	$774,465
Tooling and Molds	1,257,636	—
Furniture and Fixtures	126,421	166,921

	2,095,635	941,386
Less Accumulated Depreciation	551,085	326,201

Total	$1,544,550	$615,185

        Depreciation expense was $400,355, $154,479 and $93,657 for the years ended December 31, 2007, 2006 and 2005, respectively.

NOTE 5—INTANGIBLE ASSETS

        The Company utilizes SFAS No. 142. As a result of the purchase of Primasel S.A. (see Note 1 for additional information), the Company recorded intangible assets of $504,000. These assets consist of a management agreement and a distribution agreement with values of $378,000 and $126,000, respectively, at December 31, 2007. The Company has determined that the management agreement has an indefinite life. As of December 31, 2007, no indicators existed that would require an evaluation of

INFOSONICS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

NOTE 5—INTANGIBLE ASSETS (Continued)

impairment to be performed. As such, no impairment charges were incurred during the year ended December 31, 2007.

NOTE 6—LINE OF CREDIT

        The Company has a line of credit from Wells Fargo HSBC Trade Bank N.A., which provides for advances not to exceed 80% of eligible domestic accounts receivable and 85% of foreign-insured accounts receivable (depending on the country of the debtor), up to a maximum of $30,000,000. As of December 31, 2007, the majority of our debt was based on foreign accounts receivable.

        Interest is payable on a monthly basis (i) at Wells Fargo's prime rate (7.25% at December 31, 2007) minus 0.25% or (ii) at the one-month LIBOR (4.6% at December 31, 2007) plus 1.50%. The interest rate is floating at Wells Fargo's prime rate minus 0.25% or is at LIBOR plus 1.5% if the debt is a fixed amount drawn upon. The line of credit is collateralized by substantially all of the assets of the Company, and expires October 1, 2008. In addition to reporting and other non-financial covenants, the line of credit contains certain financial covenants which require the Company to maintain a tangible net worth of not less than $30,000,000 through December 31, 2007 and not less than $30,000,000 plus 50% of net profit after tax from January 1, 2007 and thereafter, a pre-tax profit of not less than $1 on a rolling four quarter basis, a quick ratio of not less than one-to-one, a debt-to-net worth ratio of not greater than two-to-one, and an annual net income after taxes of at least $1. At December 31, 2007, the Company did not meet all of these financial covenants. The Company received a waiver from Wells Fargo relating to default rights Wells Fargo may have due to the Company failing to meet certain of these financial covenants at December 31, 2007. The Company cannot provide assurance that it will be able to comply with the financial covenants in the future and may seek additional waivers which may not be granted. At December 31, 2007 and December 31, 2006, the amounts drawn against the line of credit were $26,755,100 and $25,648,614, respectively.

        The Company has no other debt financing payable.

NOTE 7—COMMITMENTS AND CONTINGENCIES

Leases

        The Company leases its corporate and administrative offices, warehouse and distribution centers, retail wireless locations consisting of four leased kiosks, and certain equipment under operating lease agreements, which expire through September 2012. Certain of the agreements contain renewal options.

INFOSONICS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

NOTE 7—COMMITMENTS AND CONTINGENCIES (Continued)

Future minimum payments under these operating lease agreements at December 31, 2007 were as follows, including assigned leases for retail kiosks from our discontinued operations:

Year Ending December 31,	Payments
2008	$485,063
2009	295,116
2010	261,561
2011	268,977
2012	205,992

Total	$1,516,709

        Rent expense was $628,354, $417,345 and $300,430 for the years ended December 31, 2007, 2006 and 2005, respectively.

        In September 2007, we entered into an early termination of our then existing space for our corporate and administrative office facilities. Also in September 2007, the Company entered into a building lease agreement for its new corporate and administrative office facilities. The new lease agreement is for a period of 60 months and requires monthly rental payments of $20,361. In addition, commencing on each anniversary date of the lease, the monthly rent will increase by 3%.

        In March 2008, we entered into an extension for our Miami warehouse and office facilities, with the new termination date being March 2011. The lease liability associated with this extension is not included in the table above. The future minimum payments for this extension are $120,409, $164,107, $169,025 and $42,567 for the years ended December 31, 2008, 2009, 2010 and 2011, respectively.

Litigation

        The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. As of December 31, 2007, except as disclosed below, the Company did not have any material litigation outstanding, and management does not expect any matters to have a material impact on the Company's liquidity or the financial statements taken as a whole.

Securities Class Actions

        In the securities class action, captioned In Re: InfoSonics Corporation Securities Litigation, Lead Case No. 06 CV 1231, now pending before Judge Sammartino in the United States District Court for the Southern District of California, Plaintiffs filed a second amended consolidated complaint on September 10, 2007 against the Company and certain of its officers and directors. The second amended consolidated complaint alleges violations of Section 10(b) of the Exchange Act and associated Rule 10b-5, Section 20(a) and Section 20A in connection with the announcement of the Company's restatement of first quarter 2006 earnings and in connection with allegedly false and/or misleading statements related to the Company's distribution of the VK Mobile phone. Plaintiffs seek a declaration that their action is a proper class action pursuant to Rule 23(a) and (b)(3), unspecified damages, prejudgment and post-judgment interest, attorneys' fees, expert witness fees, other costs, and other

INFOSONICS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

NOTE 7—COMMITMENTS AND CONTINGENCIES (Continued)

unspecified relief. The plaintiffs purport to represent a class of purchasers of the Company's stock during the period February 6, 2006 to August 9, 2006.

        On October 1, 2007, the defendants filed a motion to dismiss the second amended consolidated complaint on the grounds, among others, that the plaintiffs had failed to adequately plead violations of the securities laws. On February 15, 2008, the Court held a hearing on the motion to dismiss and thereafter took the matter under submission. At this time, discovery has not begun and no trial date has been set by the Court.

Derivative Action

        In the derivative action, captioned In Re InfoSonics Corporation Derivative Litigation, Lead Case No. 06 CV 1336, now pending before Judge Sammartino in the United States District Court for the Southern District of California, plaintiffs filed a consolidated complaint on November 6, 2006 purportedly on behalf of the Company against certain of its officers and directors, and the Company as a nominal defendant. The consolidated complaint alleges claims for violations of Section 14(a) of the Exchange Act, Sections 25402 and 25403 of the California Corporations Code, disgorgement under the Sarbanes-Oxley Act of 2002, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, rescission, a constructive trust, and an accounting, in connection with the Company's restatement of first quarter 2006 earnings and in connection with allegations of wrongdoing with respect to granting, exercising, accounting and reporting of the stock options that the Company granted in December 2005. Plaintiffs seek unspecified damages, declaratory relief regarding the Sarbanes-Oxley Act of 2002, Section 14(a) of the Exchange Act, and the legality of stock options, a constructive trust, restitution, disgorgement, modification of certain corporate governance and internal procedures, extraordinary equitable and/or injunctive relief, costs, and such other relief as is just and proper.

        Defendants filed a motion to dismiss the consolidated complaint on the grounds, among others, that the plaintiffs had failed to make a demand on the Company's board of directors and to adequately allege their other purported claims. On September 4, 2007, the Court granted defendants' motion to dismiss for failure to make a demand on the board, and also granted with prejudice the motion to dismiss the Sarbanes-Oxley claim. The Court denied the other grounds for dismissal. On March 4, 2008, the Court entered an order continuing the deadline for plaintiffs to file an amended complaint to June 3, 2008. At this time, discovery on the merits has not begun and no trial date has been set by the Court.

Vendors

        The Company has entered into written agreements with some of its supplier-manufacturers. None of these agreements require minimum amounts of product to be purchased. Some of the agreements contain automatic renewal clauses and the Company believes that it will be able to renew these contracts with similar terms upon their individual expiration.

INFOSONICS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

NOTE 7—COMMITMENTS AND CONTINGENCIES (Continued)

Employee Agreements and Compensation

        During 2006, the Company provided a retirement savings plan for all full time employees. Employees are eligible after 90 days of service with the Company. The Company provides an employer matching contribution to all employees enrolled in the plan. For the years ended December 31, 2007 and 2006, the Company provided $82,000 and $63,000, respectively, for the employees in the plan. All matching contributions are fully vested by the employee upon payment by the Company.

        The Company entered into an employment agreement with its Chief Executive Officer that expired on December 31, 2007. The employment agreement provided for an annual salary of $275,000, which was increased to $325,000 in March 2007, retroactive to January 1, 2007. The agreement also provided that the Company may terminate the agreement upon 30 days written notice if termination was without cause. The Company's only obligation would have been to pay its Chief Executive Officer the greater of a) 18 months salary or b) one-half of the salary payable over the remaining term of the agreement which ever was greater.

        The Company entered into an employment agreement with its Chief Financial Officer that expired on December 31, 2007. The employment agreement provided for an annual salary of $150,000, which was increased to $175,000 in March 2007, retroactive to January 1, 2007. The agreement also provided that the Company may terminate the agreement upon 30 days written notice if termination was without cause. The Company's only obligation would have been to pay its Chief Financial Officer the greater of a) 18 months salary or b) one-half of the salary payable over the remaining term of the agreement which ever was greater.

        The Company entered into an employment agreement with its Executive Vice President that expired on December 31, 2007. The employment agreement provided for an annual salary of $120,000, which was increased to $150,000 in March 2007, retroactive to January 1, 2007. The agreement also provided that the Company may terminate the agreement upon 30 days written notice if termination was without cause. The Company's only obligation would have been to pay its Executive Vice President the greater of a) 18 months salary or b) one-half of the salary payable over the remaining term of the agreement which ever is greater.

        The Company entered into an employment agreement with its Vice President of Sales and Marketing that expired on December 31, 2007. The employment agreement provided for an annual salary of $100,000 and an annual bonus based on the Company's performance not to exceed $200,000. The agreement also provided that the Company may terminate the agreement upon 30 days written notice if termination was without cause. The Company's only obligation would have been to pay its Vice President of Sales and Marketing the greater of a) 18 months salary or b) one-half of the salary payable over the remaining term of the agreement which ever is greater.

INFOSONICS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

NOTE 8—STOCKHOLDERS' EQUITY

Preferred Stock

        The Company has authorized the issuance of 10,000,000 shares of preferred stock, which may be issued from time to time in one or more series by the Board of Directors. In addition, the Board is authorized to set the rights, preference, privileges, and restrictions of these shares, including dividends rights, conversion rights, voting rights, and liquidation preferences. These shares may have rights senior to those of the Company's common stock holders. As of December 31, 2007 and 2006, the Company did not have any preferred shares outstanding.

Common Stock

        During 2005 the Company issued shares related to exercise of previously issued stock options and warrants. A total of 294,422 shares of common stock were issued for proceeds of $1,639,600. The range of options and warrants exercised was $1.00 to $8.70.

        In January 2006, the Company sold an aggregate of 2,200,000 shares of its common stock at $6.55 per share, for total gross proceeds of $14,410,000, with net proceeds of $13,404,418. The purchasers were also issued warrants to purchase an aggregate of 660,000 shares of the Company's common stock at an exercise price of $9.19 per share during the period beginning six months after the date of the purchase agreement and ending four years from the date of the purchase agreement. As part of the sale, the Company also issued three-year term warrants to purchase a total of 57,200 shares to placement agents with varying exercise prices (44,000 shares at $6.88 per share and 13,200 at $9.65 per share).

        On May 30, 2006, the Company's Board of Directors approved a two-for-one stock split of the Company's outstanding common stock. The stock split was accomplished through a 100% stock dividend, providing the Company's stockholders with one additional share of common stock for every one share held as of the record date. The split was paid on June 19, 2006 to stockholders of record as of June 9, 2006. Immediately following the stock split, the Company's outstanding shares of common stock increased from 6,948,034 shares to 13,896,068 shares of common stock.

Stock Options

        In September 2003, the Board of Directors approved the 2003 stock option plan (the "2003 Plan"). The 2003 Plan is intended to provide incentives to key employees, officers, and directors of the Company who provide significant services to the Company. In January 2005 the Board of Directors increased the number of options available under the 2003 Stock Option Plan to 2,800,000 options available for grant under the Plan. Options granted may be either incentive options, non-qualified options or non-discretionary options. Incentive and non-qualified options will vest over a period of time as determined by the Board of Directors for up to 10 years from the date of grant. Non-discretionary options may be granted only to non-employee directors, vest over a period of three years and expire five years after the date of grant. No shares remain available for grant under the 2003 Plan, as amended.

        In June 2006, the Shareholders approved the 2006 equity incentive plan (the "2006 Plan"), with 1,000,000 shares of the Company's common stock authorized for issuance under the 2006 Plan.. An additional 348,208 shares of the Company's common stock were rolled into the 2006 Plan from the

INFOSONICS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

NOTE 8—STOCKHOLDERS' EQUITY (Continued)

2003 Plan. The 2006 Plan is intended to provide incentives to key employees, officers, and directors of the Company who provide significant services to the Company. As of December 31, 2006 there were 1,323,204 shares available for grant under the 2006 Plan. The exercise price will be determined by the Compensation Committee. The Compensation Committee also establishes the vesting schedule for each option granted and the term of each option, which cannot exceed ten years from the date of grant.

        On January 21, 2005, the Company granted options to purchase 670,000 shares of the Company's common stock to its executives and employees. The exercise price is $1.65. These options vest the later of one year from date of hire, or date of grant. A compensation charge was not recorded in connection with the issuance of such options as the exercise price of the stock options granted was not less than the fair market value of the Company's common stock price as of the date of grant.

        On May 25, 2005, the Company granted options to purchase 79,000 shares of the Company's common stock to its employees. The exercise price is $1.65. These options vested at December 31, 2005, provided the employees were still employed by the Company. A compensation charge was not recorded in connection with the issuance of such options as the exercise price of the stock options granted was not less than the fair market value of the Company's common stock price as of the date of grant.

        During August and October 2005, the Company granted options to purchase 83,000 shares of the Company's common stock to its employees. The exercise price ranges from $2.08 to $2.16, based on the market price on the date of the grant. These options vested over a period of two years from the date of grant, provided the employees were still employed by the Company. A compensation charge of $49,410 and $28,685 was recorded in 2006 and 2007, respectively, related to the vested portion of these options.

        On December 30, 2005, the Company granted options to purchase 441,000 shares of the Company's common stock to its executives and employees. The exercise price is $8.12. These options vested on the date of grant. A compensation charge was not recorded in connection with the issuance of such options as the exercise price of the stock options granted was not less than the fair market value of the Company's common stock price as of the date of grant.

        During 2006, the Company granted options to purchase 107,000 shares of the Company's common stock to its executives and employees and the Chairman of its Audit Committee. The exercise price on these grants ranges from $5.33 to $15.17. These options vest over a period of three years. During 2006 and 2007, respectively, a compensation charge of $145,000 and $199,496 was recorded relating to the vested portion of these options. During 2007, 50,000 of these options were returned to the plan as they were forfeited due to a termination. In addition in June 2006, our shareholders approved a total of 180,000 options (90,000 on each date), previously granted to our non-employee directors in January and December 2005, with exercise prices of $1.65 and $8.12, respectively. These options were vested upon grant, were granted outside of our options plans and during 2006 a compensation expense of $1,138,178 was recorded related to these options.

        On March 9, 2007, the Company granted options to purchase 40,000 shares of the Company's common stock to its employees. The exercise price is $3.79. These options vest over a period of four years. During 2007, 25,000 of these options were returned to the plan as they were forfeited due to a termination.

INFOSONICS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

NOTE 8—STOCKHOLDERS' EQUITY (Continued)

        Our stock options vest on an annual or a monthly basis. As of December 31, 2007, there was $103,389 of total unrecognized compensation costs related to the non-vested stock options. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. That cost is expected to be recognized over the next weighted-average period of 2.25 years. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the year ended December 31, 2007, we recorded an expense of $271,418 related to options granted to our non-employee directors. These options had been granted prior to January 1, 2006. Under current U.S. federal tax law, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2007, 2006 and 2005: risk-free interest rate of 4.66% in 2007, between 4.88% and 5.04% in 2006, and 3.73% in 2005 based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0% as the Company has not, and does not intend to, issue dividends; and expected lives of 3 to 7 years based upon the historical exercise patterns of the options. For grants in 2007, 2006 and 2005, the expected volatility used ranged from 62%to 91%, based on the Company's historical stock price fluctuations for a period matching the expected life of the options.

INFOSONICS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

NOTE 8—STOCKHOLDERS' EQUITY (Continued)

        A summary of option activity under all of the above plans as of December 31, 2007, and changes during the years ended 2005, 2006 and 2007 is presented in the table below:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life
Outstanding, December 31, 2004	3,100,400
Granted during fiscal year 2005	1,273,000
Exercised during fiscal year 2005	498,844
Returned during fiscal year 2005	276,056

Outstanding at December 31, 2005	3,598,500	$2.15	3.48 years
Granted during fiscal year 2006	287,000	$6.77	2.78 years
Exercised during fiscal year 2006	685,398	$1.92
Returned during fiscal year 2006	82,778	$4.50

Outstanding at December 31, 2006	3,117,324	$2.56	3.37 years
Granted during fiscal year 2007	40,000	$3.79	5.19 years
Exercised during fiscal year 2007	466,998	$0.84
Returned during fiscal year 2007	83,390	$11.09

Outstanding at December 31, 2007	2,606,936	$2.66	2.63 years

Vested and expected to vest at December 31, 2007	2,606,936	$2.66	2.63 years

Exercisable at December 31, 2007	2,583,603	$2.65	2.61 years

        A summary of the status of the Company's non vested options at December 31, 2007, and changes during the year then ended is presented below:

	Shares	Weighted-average grant-date fair value
Nonvested at December 31, 2006	177,269	$6.65
Granted	40,000	$3.79
Vested	112,936	$2.51
Forfeited	81,000	$11.13

Non-vested at December 31, 2007	23,333	$5.32

        The weighted-average grant-date fair value of options granted during the year ended December 31, 2007 was $3.79. The total intrinsic value of options granted during the year ended December 31, 2007 was $0. There was $483,668 of cash received from options exercised for the year ended December 31, 2007. The stock based compensation unrecognized expense for future periods as of December 31, 2007 is approximately $103,389 with a weighted average remaining vesting period of 2.25 years.

        The weighted-average remaining contractual life of the options outstanding at December 31, 2007 was 2.63 years. The weighted-average fair value per share of options granted was $3.79, $6.77 and $8.08 for the years ended December 31, 2007, 2006 and 2005, respectively. The exercise prices of the options

INFOSONICS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

NOTE 8—STOCKHOLDERS' EQUITY (Continued)

outstanding at December 31, 2007 ranged from $0.13 to $8.12, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Options Outstanding	Weighted-Average Exercise Price of Options Exercisable
$0.13 to $0.85	1,214,002	1,214,002	1.77 years	$0.45	$0.45
$1.65 to $2.25	420,250	420,250	2.82 years	$2.03	$2.03
$3.00 to $5.91	479,684	456,351	6.32 years	$3.20	$3.08
$8.12	493,000	493,000	1.00 years	$8.12	$8.12

	2,606,936	2,583,603	2.63 years	$2.66	$2.65

        On March 29, 2005, the Securities and Exchange Commission published Staff Accounting Bulletin ("SAB") No. 107, which provides the SEC Staff's views on a variety of matters relating to stock-based payments. SAB No. 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the year ended December 31, 2007 is as follows:

	Year ended December 31,
	2007	2006
Officer compensation	$92,035	$180,563
Non-employee directors	13,805	1,145,081
Sales, general and administrative	165,577	166,969

Total stock option expense, included in total operating expenses	$271,417	$1,492,613

NOTE 9—INCOME TAXES

        The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes. This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

        In addition, effective January 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes-an interpretation of SFAS No. 109. FIN 48 provides guidance on recognition, derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. The

INFOSONICS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

NOTE 9—INCOME TAXES (Continued)

amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, FIN 48 permits an entity to recognize interest and penalties related to tax uncertainties either as income tax expense or operating expenses. The Company has chosen to recognize interest and penalties related to tax uncertainties as operating expense.

        Based on our evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. As a result, the adoption of FIN 48 did not have a material impact on the Company's results of operation and financial position.

        The Company is subject to U.S. Federal income tax as well as to income tax of multiple state and foreign country jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2004 through 2006 tax years. State income tax returns are subject to examination for a period of three to four years after filing.

        The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended December 31, 2007, 2006 and 2005:

	For the Year Ended December 31,
	2007	2006	2005
Current tax provision
Federal	$(14,723)	$1,168,319	$983,705
State	(8,132)	325,464	186,888
Foreign	63,451	17,100	—

Total	40,596	1,510,883	1,170,593
Deferred tax provision (benefit)
Federal	(1,661,974)	(371,000)	(130,000)
State	61,785	(110,000)	(45,000)

Total	(1,600,189)	(481,000)	(175,000)

Total provision (benefit) for income taxes	$(1,559,593)	$1,029,883	$995,593

        The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2007, 2006 and 2005:

	For the Year Ended December 31,
	2007	2006	2005
Statutory regular federal income tax rate	34.0%	34.0%	34.0%
State taxes net of federal benefit	3.3	7.1	5.1
Non-deductible entertainment	(0.5)	0.3	0.4
Foreign income tax rate differential	10.9	(5.5)	0.0
Non-taxable income	0.0	(3.8)	0.0
Other	0.6	(3.3)	(0.7)

Total	48.3%	28.9%	38.8%

INFOSONICS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

NOTE 9—INCOME TAXES (Continued)

        Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of December 31, 2007 and 2006 consisted of the following:

	December 31,
	2007	2006
Current deferred tax assets
Net operating loss	$1,383,191	$—
Allowance for bad debt	202,824	271,000
SFAS 123(R)—Non-Qualified	640,803	595,000
Allowance for obsolete inventory	210,851	102,000
State tax expense	544	—
Accrued compensation	23,736	26,000
Contribution carryover	28,189	5,000
Other accruals	95,884	42,000

Total Current deferred tax assets	2,586,022	1,041,000
Non-current deferred tax assets
Depreciation	(18,593)	(36,000)

Total non-current deferred tax assets	(18,593)	(36,000)

Net deferred tax assets	$2,567,429	$1,005,000

NOTE 10—SEGMENT AND RELATED INFORMATION

        SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" requires that the Company disclose certain information about it operating segments where operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. Summarized financial information concerning the Company's reportable regions is shown in the following tables for the years ended December 31, 2007, 2006 and 2005.

        All fixed assets are located in the Company's offices in the United States and Mexico. Geographical revenues for the years ended December 31, 2007, 2006 and 2005 were as follows:

	For the Year Ended December 31,
	2007	2006	2005
North America	$28,696,770	$11,447,511	$45,575,714
South America	141,179,533	148,626,172	72,333,046
Central America	74,810,425	80,822,799	27,882,197

Total	$244,686,727	$240,896,482	$145,790,957

INFOSONICS CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Continued)

December 31, 2007, 2006 and 2005

NOTE 10—SEGMENT AND RELATED INFORMATION (Continued)

        During the years ended December 31, 2007, 2006 and 2005, no revenues from any individual country other than Argentina, El Salvador or Guatemala were greater than 10% of the Company's consolidated revenues.

NOTE 11—QUARTERLY FINANCIAL DATA

        The following tables are summaries of the unaudited quarterly financial information for the years ended December 31, 2007 and 2006.

	Year Ended December 31, 2007
	First	Second	Third	Fourth	Total
Operating Data:
Net sales	$58,403,610	$58,260,701	$69,360,415	$58,662,001	$244,686,727
Cost of sales	55,254,746	55,063,950	66,705,743	56,153,606	233,178,045
Gross profit	3,148,864	3,196,751	2,654,672	2,508,395	11,508,682
Operating Expenses	4,031,293	3,782,717	3,889,882	4,075,273	15,779,165
Operating (loss) from Continuing Operations before interest expense and tax provision	(882,429)	(585,966)	(1,235,210)	(1,566,878)	(4,270,483)
Net income (loss)	$(558,133)	$(447,243)	$373,435	$(982,716)	$(1,614,657)
Diluted weighted-average number of shares outstanding	14,318,912	14,453,992	15,722,324	14,583,238	14,458,394
Diluted earnings (loss) per share Continuing Operations	$(0.03)	$(0.03)	$0.02	$(0.07)	$0.11

	Year Ended December 31, 2006
	First	Second	Third	Fourth	Total
Operating Data:
Net sales	$54,127,089	$58,279,558	$67,568,847	$60,920,988	$240,896,482
Cost of sales	49,947,224	53,947,902	62,154,069	56,077,987	222,127,182
Gross profit	4,179,865	4,331,656	5,414,778	4,843,001	18,769,300
Operating Expenses	3,096,100	4,019,995	4,439,674	3,750,941	15,306,710
Operating income from Continuing Operations	1,083,765	311,661	975,104	1,092,060	3,462,590
Income (loss) from Discontinued Operations	(1,844)	1,192	(40)	—	(692)
Net income	$1,173,327	$127,360	$677,178	$560,957	$2,538,822
Diluted weighted-average number of shares outstanding	15,466,938	16,267,032	16,278,809	16,163,824	15,869,178
Diluted earnings per share Continuing Operations	$0.07	$0.01	$0.04	$0.04	$0.16

SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts—Schedule II to Financial Statements

	Balance, beginning of year	Additions charged to operations	Deletions from Reserve	Balance, end of year
Allowance for doubtful accounts
December 31, 2007	$679,522	$353,299	$474,479	$558,342
December 31, 2006	552,993	439,556	312,996	679,522
December 31, 2005	250,000	1,186,823	883,830	552,993
Reserve for inventory obsolescence
December 31, 2007	$254,508	$1,172,961	$847,031	$580,438
December 31, 2006	249,476	751,259	746,228	254,508
December 31, 2005	141,084	935,684	827,292	249,476

EXHIBIT INDEX

Number	Description
3.1	Articles Of Incorporation(1)
3.2	Bylaws(1)
3.3	Amendment to Bylaws, approved March 5, 2007(17)
4.1	Specimen Common Stock Certificate(1)
4.2	1998 Stock Option Plan(3)
4.3	2003 Stock Option Plan, as amended(15)
4.4	Form of Stock Option Agreement—2003 Stock Option Plan—Non Employee Director(4)
4.5	Form of Stock Option Agreement—2003 Stock Option Plan—Incentive Stock Option(4)
4.6	2006 Equity Incentive Plan(9)
4.7	Form of Stock Option Grant Notice/Stock Option Agreement(10)
4.8	Form of Amended and Restated Stock Option Agreement (Non-Employee Directors' Option)(9)
10.1	Stock Purchase Agreement dated as of January 26, 2004 among InfoSonics, InfoSonics Mexico, Inc., Joseph Ram and Abraham Rosler concerning InfoSonics de Mexico.(1)
10.2	Securities Purchase Agreement by and among InfoSonics and the investors listed thereon dated January 30, 2005(5)
10.3	Form of Common Stock Purchase Warrant(5)
10.4	Form of Amendment No. 1 to Common Stock Purchase Warrant(11)
10.5	Credit Agreement dated October 6, 2005 between InfoSonics and Wells Fargo HSBC Trade Bank, National Association(6)
10.6	First Amendment to Credit Agreement dated November 22, 2005 between InfoSonics and Wells Fargo HSBC Trade Bank, National Association(7)
10.7	Amendment to Credit Agreement dated September 29, 2006 between InfoSonics and Wells Fargo HSBC Trade Bank, N.A.(12)
10.8	Fifth Amendment to Credit Agreement dated October 12, 2006 between InfoSonics and Wells Fargo HSBC Trade Bank, N.A.(13)
10.9	Agreement for Purchase and Sale of Assets dated October 20, 2004 between The Mobile Solution Corporation and Axcess Mobile, LLC (InfoSonics' subsidiary)(8)
10.10	Lease Termination Agreement dated August 23, 2007, by and between Biomed Realty, L.P. and the Company(16)
10.11	Office Space Lease, dated September 10, 2007, by and between UTC Properties LLC and the Company(16)
10.12	Separation and Release Agreement, dated July 26, 2007, by and between Timmy Monico and the Company(16)
21	Subsidiaries of InfoSonics(*)
23	Consent of Independent Registered Public Accounting Firm(*)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002(*)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002(*)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002(*)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002(*)
99.1	Employee Code of Business Conduct and Ethics(1)
99.2	Code of Ethics for Chief Executive Officer, Chief Financial Officer and Controller(1)

(1)
Incorporated by reference from the Company's Registration Statement on Form S-1, filed on January 30, 2004.

(2)
Incorporated by reference from Amendment No. 2 to the Company's Registration Statement on Form S-1/A, filed on April 16, 2004.

(3)
Incorporated by reference from Amendment No. 6 to the Company's Registration Statement on Form S-1/A, filed on May 20, 2004.

(4)
Incorporated by reference from the Company's Current Report on Form 8-K, filed on January 25, 2005.

(5)
Incorporated by reference from the Company's Current Report on Form 8-K, filed on February 2, 2006.

(6)
Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 13, 2005.

(7)
Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 29, 2005.

(8)
Incorporated by reference from the Company's Current Report on Form 8-K, filed on November 3, 2004.

(9)
Incorporated by reference from the Company's Registration Statement on Form S-8, filed on June 12, 2006.

(10)
Incorporated by reference from the Company's Current Report on Form 8-K, filed on June 12, 2006.

(11)
Incorporated by reference from the Company's Current Report on Form 8-K, filed on June 9, 2006.

(12)
Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 5, 2006.

(13)
Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 13, 2006.

(14)
Incorporated by reference from the Company's Current Report on Form 8-K, filed on June 5, 2006.

(15)
Incorporated by reference from the Company's Annual Report on Form 10-K, filed on March 31, 2006.

(16)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q, filed on November 14, 2007.

(17)
Incorporated by reference from the Company's Current Report on Form 8-K, filed on March 9, 2007.

(*)
Filed herewith

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
InfoSonics Corporation Form 10-K for the Year Ended December 31, 2007 Table of Contents
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments—None.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Operating Expenses
Operating Income (Loss) from Continuing Operations
Operating Expenses
Operating Income from Continuing Operations
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
  Item 9B. Other Information.
PART III
  Item 10. Directors and Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions and Director Independence.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules.
SIGNATURES
INFOSONICS CORPORATION AND SUBSIDIARIES Consolidated Financial Statements December 31, 2007, 2006 and 2005 Table of Contents
Report of Independent Registered Public Accounting Firm
INFOSONICS CORPORATION AND SUBSIDIARIES Consolidated Balance Sheets December 31, 2007 and 2006
INFOSONICS CORPORATION AND SUBSIDIARIES Consolidated Statements of Operations December 31, 2007, 2006 and 2005
INFOSONICS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS December 31, 2007, 2006 and 2005
INFOSONICS CORPORATION AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity December 31, 2007, 2006, and 2005
INFOSONICS CORPORATION AND SUBSIDIARIES Consolidated Statements of Cash Flows December 31, 2007, 2006 and 2005
INFOSONICS CORPORATION AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2007, 2006 and 2005
SUPPLEMENTAL INFORMATION Valuation and Qualifying Accounts—Schedule II to Financial Statements
EXHIBIT INDEX