Form 10-Q
period 2008-03-31
INFOSONICS CORP
filed 2008-05-15
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

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

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

As of May 12, 2008, the Registrant had 14,910,408 shares outstanding of its $.001 par value common stock.

InfoSonics Corporation and Subsidiaries

Quarterly Report on Form 10-Q For The Period Ended March 31, 2008

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,874,488	$20,750,800
Trade accounts receivable, net of allowance for doubtful accounts of $726,315 (unaudited) and $558,342	60,163,216	43,748,166
Inventory, net of reserves of $497,556 (unaudited) and $580,438	16,171,474	20,547,273
Prepaid inventory	2,669,649	461,990
Prepaid expenses	130,038	124,449
Prepaid taxes	1,234,993	1,227,449
Net assets of discontinued operations	4,209	4,209
Deferred tax asset – current	1,270,757	1,203,417

Total current assets	84,518,824	88,067,753

Property and equipment, net	1,362,977	1,544,550
Intangible assets	504,000	504,000
Deferred tax asset – non-current	1,807,150	1,401,671
Other assets	118,547	165,828

Total assets	$88,311,498	$91,683,802

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$26,466,350	$26,755,100
Accounts payable	22,351,567	26,710,664
Accrued expenses	2,800,043	1,112,481
Income taxes payable	41,201	80,675

Total current liabilities	51,659,161	54,658,920

Total liabilities	51,659,161	54,658,920

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value 10,000,000 shares authorized (no shares issued and outstanding as of applicable period end)	—	—
Common stock, $0.001 par value 40,000,000 shares authorized (14,819,781 and 14,647,067 shares issued and outstanding as of applicable period end)	14,820	14,647
Additional paid-in capital	31,548,662	31,505,990
Accumulated other comprehensive loss	(33,399)	(31,190)
Retained earnings	5,122,254	5,535,435

Total stockholders’ equity	36,652,337	37,024,882

Total liabilities and stockholders’ equity	$88,311,498	$91,683,802

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2008	2007

Net sales	$68,307,619	$58,403,610
Cost of sales	64,787,036	55,254,746

Gross profit	3,520,583	3,148,864
Operating expenses	4,256,675	4,031,293

Operating loss	(736,092)	(882,429)

Other expense
Interest expense	(187,869)	(55,472)

Operating loss before benefit from income taxes	(923,961)	(937,901)
Benefit from income taxes	(510,780)	(379,768)

Net loss	$(413,181)	$(588,133)

Basic and diluted loss per share
Net loss	$(0.03)	$(0.04)

Basic and diluted weighted-average number of common shares outstanding	14,758,413	14,318,912

Accompanying notes are an integral part of these financial statements.

Infosonics Corporation and Subsidiaries

Consolidated Statements of Comprehensive Operations

(unaudited)

	Three Months Ended March 31,
	2008	2007

Net loss	$(413,181)	$(558,133)
Other comprehensive loss:
Foreign currency translation adjustments	(2,209)	(15,181)
Comprehensive loss	$(415,390)	$(573,314)

Accompanying notes are an integral part of these financial statements

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(413,181)	$(558,133)
Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities
Depreciation	169,388	43,032
Provision for bad debt	167,973	99,455
Loss on disposal of fixed assets	17,084	—
Provision for obsolete inventory	(82,882)	182,565
Stock option expense	20,392	97,449
(Increase) decrease in
Trade accounts receivable	(16,583,023)	(7,186,599)
Inventory	5,195,845	(7,403,373)
Prepaid inventory	(2,944,823)	(22,759)
Prepaid expenses (including taxes)	(13,134)	(494,187)
Other assets	47,283	(18,443)
Deferred tax asset current	(67,340)	(74,000)
Deferred tax asset non current	(405,479)	(322,298)
Increase (decrease) in
Accounts payable	(4,359,097)	148,535
Accrued expenses	1,687,562	1,155,423
Income tax liabilities	(39,474)	14,770

Net cash provided by (used in) operating activities	(17,602,906)	(14,338,563)

Cash flows from investing activities:

Purchase of property and equipment	(4,899)	(661,939)

Net cash provided by (used in) investing activities	(4,899)	(661,939)

Cash flows from financing activities:
Borrowings from line of credit	36,322,720	222,856,230
Payments on line of credit	(36,611,471)	(226,135,774)
Cash received for stock, options and warrants	22,453	253,380

Net cash provided by (used in) financing activities	(266,298)	(3,026,164)

Effect of exchange rate changes on cash	(2,209)	(15,181)

Net increase (decrease) in cash and cash equivalents	(17,876,312)	(18,041,847)

Cash and cash equivalents, beginning of period	20,750,800	30,243,392

Cash and cash equivalents, end of period	$2,874,488	$12,201,544

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation

Condensed Notes to Consolidated Financial Statements

(unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements and these condensed notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the financial position or results of operations of InfoSonics Corporation (the “Company”), although they may. These unaudited consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  These unaudited consolidated financial statements reflect all adjustments considered, in the opinion of the Company’s management, necessary to fairly present the results for the periods covered herein and such adjustments are considered of a normal recurring nature.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, Axcess Mobile LLC, InfoSonics Latin America, Inc., InfoSonics de Mexico S.A. de C.V., InfoSonics de Guatemala S.A., InfoSonics El Salvador S.A. de C.V., InfoSonics S.A., InfoSonics Corporation Chile y Compania Limitada and InfoSonics Colombia S.A., all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation of these consolidated financial statements.

The unaudited consolidated balance sheet at and statements of operations as of March 31, 2008 do not include all of the information and notes required by GAAP for complete financial statements. The unaudited consolidated balance sheet, the unaudited consolidated statements of operations and the unaudited consolidated statements of comprehensive operations at or for the three months ended March 31, 2008 and the unaudited consolidated statement of cash flows for the three months ended March 31, 2008 are not necessarily indicative of the financial condition, operating results or cash flows that may be expected for the full fiscal year of 2008 or for any future period.

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

On December 28, 2007, the Securities and Exchange Commission (“SEC”) staff published Staff Accounting Bulletin No. 110 (SAB 110), which updates SAB 107, provides the SEC staff’s views on a variety of matters relating to stock-based payments.  SAB 110 requires stock-based compensation to be classified in the same expense line items as cash compensation.  Information about stock-based compensation included in the results of operations for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008	2007

Officer compensation	$—	$46,018
Non-employee directors	3,451	3,451
Sales, general and administrative	16,941	47,980
Total stock option expense, included in total operating expenses	$20,392	$97,449

Our stock options vest on an annual or a monthly basis. As of March 31, 2008, there was $220,000 of total unrecognized compensation costs related to the non-vested stock options.  The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  That cost is expected to be recognized over the next weighted-average period of 3.75 years.  Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. SFAS 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the first quarter of 2008, we recorded an expense of $20,392 related to options previously granted and granted during the first quarter of 2008. Under current U.S. federal tax law, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2008 and 2007: risk-free interest rate of 1.47% in 2008 and 4.66% in 2007, based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0 percent as the Company has not, and does not intend to, issue dividends; and expected lives of 3 to 6 years based upon the historical life of options. For grants in 2008 and 2007, the expected volatility used ranged from 88% to 89%, based on the Company’s historical stock price fluctuations for a period matching the expected life of the options.

A summary of option activity under all of the above plans as of March 31, 2008 and changes during the three months then ended is presented in the table below:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,606,936	$2.66		—
Granted	180,500	$1.04	5.94	—
Exercised	172,713	$0.13		—
Forfeited	8,000	$6.84		—
Outstanding at March 31, 2008	2,606,723	$2.70	2.78	—
Vested and expected to vest	2,606,723	$2.70	2.78	—
Exercisable at March 31, 2008	2,409,556	$2.82	2.52	—

A summary of the status of the Company’s non-vested options at March 31, 2008 and changes during the three months ended March 31, 2008 is presented below:

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2007	23,333	$5.32
Granted	180,500	$1.04
Vested	6,667	$4.50
Forfeited	—	$—
Non-vested at March 31, 2008	197,167	$1.33

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2008 was $1.04. The total intrinsic value of options granted during the three months ended March 31, 2008 and 2007 was $0 and $0, respectively. There was $22,453 and $253,380 cash received from options exercised for the three months ended March 31, 2008 and 2007, respectively.

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

Since their effect would have been anti-dilutive, 3,588,922 and 3,945,524, stock options and warrants to purchase shares of common stock have been excluded from the computation of net loss per share for the three months ended March 31, 2008 and 2007, respectively.

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

The Company is subject to US federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2002 through 2007 remain open to examination. As of March 31, 2008, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

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

NOTE 5. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories.  The Company provides for the possible inability to sell its inventory by recording a reserve.  As of March 31, 2008 and December 31, 2007, the inventory reserve was $498,000 and $580,000 respectively.  At March 31, 2008, we had inventory in-transit of $737,000, which is under the control of a common freight carrier until it arrives at one of our customer facilities.  This inventory is owned by the Company while it is in-transit. From time to time, the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date.  As of March 31, 2008 and December 31, 2007, the prepaid inventory balances were $2.7 million and $462,000, respectively.  Inventory consists of the following:

	March 31, 2008	December 31, 2007
	(unaudited)
Finished goods	$15,931,780	$21,127,625
Inventory in-transit	737,250	86
Inventory reserve	(497,556)	(580,438)
Net inventory	$16,171,474	$20,547,273

NOTE 6. Property and Equipment

Property and equipment are primarily located in the United States, with the exception of $283,000 of machinery and equipment located in Mexico and $10,000 located in Korea, and consisted of the following as of the dates presented:

	March 31, 2008	December 31, 2007
	(unaudited)
Machinery and equipment	$704,312	$711,578
Furniture and fixtures	117,495	126,421
Tooling and molds	1,257,636	1,257,636
Subtotal	2,079,443	2,095,635
Less accumulated depreciation	716,466	551,085
Total	$1,362,977	$1,544,550

Depreciation expense was $169,388 and $43,032 for the three months ended March 31, 2008 and 2007, respectively.

NOTE 7. Accrued Expenses

As of March 31, 2008 and December 31, 2007, Accrued expenses consisted of the following:

	March 31, 2008	December 31, 2007
	(unaudited)
Accrued product costs	$2,713,684	$1,031,147
Other accrueds	86,359	81,334
Total	$2,800,043	$1,112,481

NOTE 8. Borrowings

Until April 30, 3008, the Company had a line of credit from Wells Fargo HSBC Trade Bank N.A., which provided for advances not to exceed 80% of eligible domestic accounts receivable and up to 85% of foreign-insured accounts receivable (depending on the country of the debtor), up to a maximum of $30,000,000. At March 31, 2008, the majority of our debt was based on foreign accounts receivable.

Under the Wells Fargo HSBC Trade Bank line of credit, interest was payable on a monthly basis (i) at Wells Fargo’s prime rate minus 0.25% (5.25% at March 31, 2008) or (ii) at the one-month LIBOR plus 1.50% (2.70% at March 31, 2008). The interest rate floated at Wells Fargo’s prime rate or was at LIBOR plus 1.5% if the debt was a fixed amount drawn upon.  The line of credit was collateralized by substantially all of the assets of the Company, and was to expire October 1, 2008. In addition to reporting and other non-financial covenants, the line of credit contained certain financial covenants which required the Company to maintain a tangible net worth of not less than $30,000,000 plus 50% of net profit after tax from January 1, 2007, a pre-tax profit of not less than $1 on a rolling four quarter basis, a quick ratio of not less than one-to-one, a debt-to-net worth ratio of not greater than two-to-one, and an annual net income after taxes of at least $1. The Company did not meet all of these financial covenants at March 31, 2008.  The Company received a waiver from Wells Fargo relating to default rights Wells Fargo may have had due to the Company failing to meet certain of these financial covenants at March 31, 2008. At March 31, 2008 and December 31, 2007, the amounts drawn against the line of credit were $26,466,350 and $26,755,100, respectively.

On April 30, 2008, the Company entered into a Loan, Security and Bulk Purchase Agreement and a Letter of Credit and Security Agreement (collectively, the “Agreement”) with Wells Fargo Century, Inc. (“Lender”), replacing its existing asset-based secured credit facility with Wells Fargo HSBC Trade Bank, N.A.  Pursuant to the Agreement, the Lender may advance up to $45,000,000 to the Company based on the expected collections of eligible receivables as well as value of the Company’s eligible inventory determined in accordance with the Agreement.  The outstanding advances may not exceed the lesser of $45,000,000 or the sum of the value of the eligible receivables and eligible inventory (times their respective advance rates as set forth in the Agreement).  The credit facility has a two-year term ending April 2010 and is secured by all of the assets of the Company. The interest rate for each borrowing under the credit facility is at the option of the Company, either the Wells Fargo Bank N.A. prime rate minus 0.50% or the LIBOR rate plus 2.00%.

The Company has no other notes payable.

NOTE 9. Stockholders’ Equity

Stock Options

Effective March 18, 2008, the Company granted options to purchase an aggregate of 180,500 of its common stock to certain non-executive employees (the “Employee Options”). One-fourth of the total options subject to these option grants become exercisable one year from the date of grant, and 1/48th of the total options become exercisable each month thereafter until fully vested.  These options have exercise prices of $1.04 per share, which was the closing price per share of the Company’s common stock on March 18, 2008, and expire six years from the date of grant. See Note 2 for Stock Based Compensation discussion.

NOTE 10. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines the fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Early adoption is encouraged, provided that the registrant has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The adoption of SFAS 157 did not have a material impact on the Company’s results of operations and financial position.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 “ (“SFAS 159”).  This standard amends FASB Statement No. 115, “Accounting for Certain Investment in Debt and Equity Securities,” with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option.  This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option.  SFAS 159 is effective for fiscal years beginning after November 15, 2007. If elected, the implementation of FAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.  The adoption of SFAS 159 did not have a material impact on the Company’s results of operations and financial position.

The Financial Accounting Standards Board (FASB) has issued FASB Statements No. 141 (revised 2007), Business Combinations, and No. 160, Noncontrolling Interests in Consolidated Financial Statements.  These new standards represent the completion of the FASB’s first major joint project with the International Accounting Standards Board (IASB).  The FASB and the IASB first initiated the joint project that resulted in the new standards because U.S. generally accepted accounting principles and International Financial Reporting Standards (IFRS) differed widely in their approach to accounting for business combinations.  The IASB plans to issue its counterpart standards IFRS 3 (revised), Business Combinations, and International Accounting Standard 27 (as revised in 2007), Consolidated and Separate Financial Statements, early next year.  The new standards to be issued by the IASB are expected to contain the same fundamental principles as those of the FASB, but will diverge with respect to certain issues.

In Statement No. 141 (revised 2007), the FASB retained the fundamental requirements of Statement No. 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations.  However, the fair value principles in the revised Statement are a major change from Statement No. 141’s cost allocation process, together with other revisions from past practice.  Among numerous changes, Statement No. 141(R) requires the acquiring entity in a business combination to:

•                  Recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions

•                  Recognize and measure the goodwill acquired in the business combination or a gain from a bargain purchase

•                  Expense acquisition-related costs, such as legal and due diligence costs, when incurred

•                  Recognize any restructuring costs that the acquiring entity expects to incur with respect to the acquired business as an expense, rather than capitalize as part of the acquisition

•                  Disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

FASB Statement No. 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. Statement No. 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions.  Further, the Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.

The final business combinations and noncontrolling interests Statements are effective for annual periods beginning on or after December 15, 2008.  The Statements should be applied on a prospective basis, except for the presentation and disclosure requirements of Statement No. 160, which must be applied retrospectively. Entities are prohibited from adopting the Statements before their effective dates.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe adoption of SFAS 161 will have a material effect on the Company’s financial statements.

NOTE 11. Geographic Information

The Company currently operates in one business segment.  All fixed assets are located in Company or third party facilities in the United States, Korea and Mexico. Net sales by geographical area for the three months ended March 31, 2008 and 2007 were:

	Three Months Ended March 31,
	2008	2007
United States	$141,300	$12,158,256
Central America	21,399,277	10,860,333
South America	46,767,042	35,385,021
Total	$68,307,619	$58,403,610

NOTE 12.  Commitments and Contingencies

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

On October 1, 2007, the defendants filed a motion to dismiss the second amended consolidated complaint.  On April 28, 2008, the Court issued an order granting in part and denying in part defendants’ motion to dismiss the second consolidated amended class action complaint.  Specifically, the Court dismissed without prejudice plaintiffs’ claims based on defendants’ restatement of first quarter 2006 earnings and dismissed without prejudice all claims against defendant Althoff.  The Court denied the motion to dismiss claims against defendant Klausner based on the February 6, 2006 press release.  Plaintiffs may file a third amended class action complaint on or before May 26, 2008.  Defendants’ responsive pleading is due June 16, 2008. At this time, discovery has not begun and no trial date has been set by the Court.

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

Defendants filed a motion to dismiss the consolidated complaint on the grounds, among others, that the plaintiffs had failed to make a demand on the Company’s board of directors and to adequately allege their other purported claims.  On September 4, 2007, the Court granted defendants’ motion to dismiss for failure to make a demand on the board, and also granted with prejudice the motion to dismiss the Sarbanes-Oxley claim.  The Court denied the other grounds for dismissal.  On March 4, 2008, the Court entered an order continuing the deadline for plaintiffs to file an amended complaint to June 3, 2008.  At this time, discovery on the merits has not begun and no trial date has been set by the Court.

We may become involved in certain other legal proceedings and claims which arise in the normal course of business. Other than as described above, as of March 31, 2008, we did not have any significant litigation outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other General Information

This discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and condensed notes thereto and other information included in this report and our Annual Report on Form 10-K for the year ended December 31, 2007 (including our 2007 audited consolidated financial statements and related notes thereto and other information). InfoSonics Corporation’s (“InfoSonics” or the “Company”) discussion and analysis of financial condition and results of operations are based upon, among other things, our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent liabilities as of and at the financial statement date, and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from these estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations, although they may. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies.”  All references to results of operations in this discussion generally are to results from continuing operations, unless otherwise noted.

Safe Harbor Statement

The matters in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements about future revenues, sales levels, operating income and margins, wireless handset sales, stock-based compensation expense, gain loss in value of derivatives, cost synergies, operating efficiencies, profitability, market share, and rates of return, are based on current management expectations that involve certain risks and uncertainties.  These risks and uncertainties, in whole or in part, could cause such expectations to fail to be achieved and have a material adverse effect on InfoSonics’ business, financial condition and results of operations, including, without limitation: (1) intense competition, regionally and internationally, including competition from alternative business models, such as manufacturer-to-carrier sales, which may lead to reduced prices, lower sales or reduced sales growth, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages; (2) inability to secure adequate supply of competitive products on a timely basis and on commercially reasonable terms; (3) foreign exchange rate fluctuations, devaluation of a foreign currency, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, and other related risks of our international operations; (4) the ability to attract new sources of profitable business from expansion of products or services or risks associated with entry into new markets, including geographies, products and services; (5) an interruption or failure of our information systems or subversion of access or other system controls may result in a significant loss of business, assets, or competitive information; (6) significant changes in supplier terms and relationships; (7) termination of a supply or services agreement with a major supplier or product supply shortages; (8) continued consolidation in the wireless handset carrier market; (9) extended general economic downturn; (10) loss of business from one or more significant customers; (11) customer and geographical accounts receivable concentration risk; (12) rapid product improvement and technological change resulting in inventory obsolescence; (13) future terrorist or military actions; (14) the loss of a key executive officer or other key employees; (15) changes in consumer demand for multimedia wireless handset products and features; (16) our failure to adequately adapt to industry changes and to manage potential growth and/or contractions; (17) seasonal buying patterns; (18) dependency on Latin American sales; (19) uncertain political and economic conditions internationally; (20) the impact, if any, of changes in EITF 00-19 or SFAS 133 guidance as it relates to warrants and registration rights and SFAS 123R as it relates to stock options; (21) the resolution of any litigation against the company; (22) the ability of the Company to successfully introduce and sell its verykool® products and the related inventory risk of such products; and (23) the ability of the Company to generate taxable income in future periods in order to utilize and realize any quarterly tax benefits recorded.  Our actual results could differ materially from those anticipated in our forward looking statements.

InfoSonics has instituted in the past and continues to institute changes to our strategies, operations and processes to address risks and uncertainties and to mitigate impact on InfoSonics’ results of operations and financial condition. However, no assurances can be given that InfoSonics will be successful in these efforts. For a further discussion of significant factors to consider concerning InfoSonics, see “Risk Factors” below in this report and “Item 1A. Risk Factors” of InfoSonics’ Annual Report on Form 10-K for the year ended December 31, 2007. In addition, other risks or uncertainties may be detailed from time to time in InfoSonics’ future SEC filings.

Overview

We are one of the premier distributors and providers of wireless handsets and accessories in Latin America. We provide end-to-end handset and wireless terminal solutions for carriers in Latin America.   We distribute products of several key original equipment manufacturers (OEMs), including Samsung, LG, Novatel and others.  We are also involved in the designing, sourcing and distribution of a proprietary line of products under our own verykool® brand, which includes entry level, mid-tier and high-end products.

As an integral part of our customers’ supply chain, we perform value added services and solutions, including product approval and certification, light assembly, warehousing, logistics services (packing, shipping and delivery), marketing campaigns, warranty services and end-user support. We provide these services for OEMs and for our own verykool® products in order to facilitate sales to carriers, agents, resellers, distributors, independent dealers and retailers in Latin America. We previously introduced a proprietary line of handsets and accessories under the verykool® brand, for which we are involved in several aspects, including the design and feature sets, and contract with various design and contract manufacturers in Asia to develop exclusive or semi-exclusive products for us.

In October 2007, we relocated our corporate headquarters from one location to another in San Diego, California.  In addition we have a facility in Miami, Florida, where we have our Latin America sales and executive offices, and operate our main warehouse and distribution center. This warehouse and distribution center services our customers in Latin America.  We have wholly-owned subsidiaries in Latin America, which conduct some of our business activities in their respective regions of Latin America.

Due to seasonal and other factors, our interim financial condition or operating results may not be indicative of fiscal year 2008 or other future financial condition or operating results. Our financial condition and operating results are influenced by several seasonal and other factors, which may cause our financial condition and operating results to fluctuate on a quarterly basis, including, but not limited to, the timing and introduction of new products by our suppliers and competitors, promotions and subsidies by network operators, technical and certification delays by industry bodies as well as the operators, purchasing patterns of customers, the timing of holidays, the introduction of our proprietary verykool® products line and other events affecting consumer demand.

Areas of Management Focus and Performance Indicators

We focus on the needs of our customers, developing and maintaining close relationships with manufacturers, expanding in and entering new markets, and sourcing and developing new and innovative products, while maintaining close attention to operational efficiencies and costs. We intend to increase shipping volumes and improve efficiencies to enable higher levels of profitability and earnings growth.  We provide distribution and other services for OEMs, such as Samsung and LG and our own proprietary line of verykool® handsets.  Performance indicators that are key for the monitoring and management of our business include operating and net income, cost of sales and gross margin percentage, operating expenses as a percent of revenues, and overall net sales growth, as well as balances of accounts receivable and inventory. We make extensive use of our customized information system to closely monitor all aspects of our business, including customer relationship management, intelligent purchasing, inventory control, inventory flow, line item margin control for every order, and weighted-average cost and statistical data for our products, customers and suppliers, as appropriate. We believe a strong focus on providing better service to customers leads to increased customer satisfaction and retention and potential increases in sales.

Management spends a significant amount of time traveling with the purpose of spending time with key customers, suppliers and employees. We believe that these relationships are vital to our success, and we will continue to dedicate a significant amount of time to this area.

Industry Trends and Risks

  According to a January 2008 report by Cowen and Company, 2007 overall worldwide wireless handset sales increased by approximately 16%, and are forecasted to increase 12% in 2008 and 5% in 2009. The two largest areas of growth are Africa and Asia Pacific, regions in which we do not currently operate. A rapid decline in wireless handset sales growth could negatively impact our net sales. Excess supply conditions can reduce the market prices of the products we sell and therefore affect our ability to generate net sales and gross profit at expected levels and could affect the value of our inventory. For example, United States rural service area carrier consolidation resulted in a decrease in the value of some of our inventory carried for that region, which inventory was sold below our cost during 2007. Conversely, should manufacturers be unable to respond to an unanticipated increase in demand on a timely basis, we, along with others in our industry, could experience supply constraints that would affect our ability to deliver products. We are unable to quantify these effects, as it is difficult to predict future supply conditions and demand patterns which affect our ability to meet customer demand or sell handsets at an acceptable gross profit.

Company Specific Trends and Risks

Our strategy incorporates overall market growth elements for each aspect of our business, which we hope will result in growth. Certain of our manufacturers entered into the low-tier handset market during 2007 and continue to market them in 2008, which has had a positive impact on our volumes of handsets sold, but a negative impact on gross profit margin. During the first quarter of 2008, we decreased our inventory levels as we worked more towards a “just-in-time” inventory model. Our verykool® proprietary line of products, for which we have six models selling as of March 31, 2008, showed continued ramp-up of sales in the first quarter of 2008 and could be an important part of our overall business in the future.

The addition of the verykool® and LG products during 2007 continues to assist with manufacturer and product diversification for Central and South America, which should be beneficial as we move forward and work towards profitability again. On a sequential basis, we were able to increase our gross margins to 5.2% for the quarter ended March 31, 2008, as compared to 4.3% for the quarter ended December 31, 2007.  This increase was primarily due to the increased volume and product mix of our verykool® products.

In the United States, we experienced a significant sequential decrease in net sales to $0.1 million, accounting for less than 1% of our total net sales in the quarter ended March 31, 2008, as compared to $5.7 million, or 10%, for the quarter ended December 31, 2007.  We have seen some of our significant United States customer base complete the transitional stage as regional carriers, including some of our customers being acquired in 2007 by AT&T, T-Mobile USA and Verizon Wireless.  With the potential United States customer base reduced, we are currently evaluating the impact of these acquisitions and other developments for our future opportunities in the United States.

Results of Operations

Three Months Ended March 31, 2008 Compared With Three Months Ended March 31, 2007

Net Sales

For the three months ended March 31, 2008, our net sales of $68.3 million increased 17% compared to our sales of $58.4 million for the same period of 2007.  Wireless handsets sold in the first quarter of 2008 increased 53%, as compared to the first quarter of 2007, due primarily to increases in Central and South America with existing and new customers.  However, this increase was offset by a 20% decrease in the average selling price, due to a larger mix of low-tier product sold. The geographic mix of net sales shifted in the first quarter of 2008 as sales in the United States significantly decreased to less than 1% of net sales, as compared to 20% of net sales for the first quarter of 2007.  Sales in Central America increased to 31% of total net sales in the quarter ended March 31, 2008, as compared to 19% in the quarter ended March 31, 2007.  Our South America region sales continued to represent the majority of our business, accounting for 69% of our net sales in the first quarter of 2008 as compared to 61% of our net sales for the first quarter of 2007.  These regional shifts in net sales were the result of a number of factors as discussed above and below.

In South and Central America, we have expanded our customer base as well as our geographic presence by adding additional customers as well as expanding our business with existing customers, which has resulted in increased net sales.  Conversely, our customer base in the United States has been negatively impacted by the acquisition of our two most significant United States customers, Dobson Cellular Systems Inc. and Suncom Wireless, by larger carriers.  In addition, we continued progress with our proprietary verykool® line of products with sales and marketing efforts in Central and South America, resulting in sales of verykool® products accounting for nearly 10% of our net sales for the quarter ended March 31, 2008.  In Central America, we increased sales 97% to $21.4 million for the quarter ended March 31, 2008, compared to $10.9 million in the same quarter for 2007, which was primarily due to an unusually low sales level in the first quarter of 2007 due to customers having unusually large levels of inventory on hand during the first quarter of 2007.  In South America, sales were $46.8 million for the quarter ended March 31, 2008, a 32% increase from the same quarter in 2007.  This increase was primarily due to the opening of a new country in additional to increased sales levels in existing countries in South America.

Net Sales by Geographic Region

	Three Months ended March 31,		Increase
	2008	2007	(Decrease)
	(Dollar amounts in thousands) (unaudited)
United States	$141	$12,158	(99)%
Central America	21,399	10,861	97%
South America	46,768	35,385	32%
Total	$68,308	$58,404	17%

Cost of Sales, Gross Profit and Gross Margin

For the quarter ended March 31, 2008, cost of sales was $64.8 million, or 94.8% of net sales, and gross margin was 5.2%, as compared with $55.3 million, or 94.6% of net sales, and 5.4% for gross margin for the quarter ended March 31, 2007. The increase in our total cost of sales and decrease in gross margin are due to higher levels of sales and product mix shift, including sales of more low-tier and low-margin products.   Some of our OEM partners previously entered into the low-tier handset range, which had less margin opportunity than mid-tier and high-end handsets. This was partially offset by our verykool® proprietary products, which have gross margins significantly higher than OEM product sales and verykool® products were a larger percentage of our product mix in the first quarter of 2008, compared to the same period in 2007.  Our gross margin continues to be impacted by the change of product and regional mix of our sales, as different products and different regions have varying margins.

For the quarter ended March 31, 2008, our gross profit increased to $3.5 million from $3.1 million, as compared with the same quarter last year, an increase of 12%. This increase in gross profit was primarily the result of the increased verykool® products in our mix, as those higher margin products continue to become a larger part of our net sales mix.

	Three Months Ended March 31,		Increase
	2008	2007	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$68,308	$58,404	17%
Cost of sales	64,787	55,255	17%
Gross profit	$3,521	$3,149	12%
Gross margin	5.2%	5.4%	(4)%

Operating Expenses and Operating Income Loss

As a percentage of net sales, operating expenses decreased to 6.2% in the quarter ended March 31, 2008, compared with 6.9% in the same quarter last year.  The decrease in operating expenses as a percentage of sales was due to the increased overall net sales volume without a similar increase in related expenses.  For the quarter ended March 31, 2008, operating expenses increased 6%, as compared with the same quarter last year. The dollar increase in operating expenses is primarily due to the increased activity and operational expenses related to our increased sales of our proprietary verykool® products in our markets, as we continued our investments in facilities, marketing, engineering and product and market development.  We believe such investments are necessary to help build a solid foundation for our business, including our verykool® products and for potential future growth.

For the quarter ended March 31, 2008, our operating loss was $736,000, compared with operating loss of $882,000 for the quarter ended March 31, 2007, a decrease of 17%. As a percentage of net sales, operating loss was 1.1% for the quarter ended March 31, 2008, compared to a loss of 1.5% for the quarter ended March 31, 2007. The decrease in operating loss was a result of the increase in net sales and gross profits, partially offset by the increase in operating expenses as discussed above.

Operating Expenses

	Three Months Ended March 31,		Increase
	2008	2007	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$68,308	$58,404	17%
Operating expenses	$4,257	$4,031	6%
Percentage of net sales	6.2%	6.9%	(10)%

Operating Loss

	Three Months Ended March 31,		Increase
	2008	2007	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$68,308	$58,404	17%
Operating loss	$(736)	$(882)	(17)%
Percentage of net sales	(1.1)%	(1.5)%	(27)%

Other Expense

During the quarter ended March 31, 2008, we incurred $188,000 of interest expense, compared to $55,000 for the same period last year.  We expect to regularly utilize larger amounts on our revolving line of credit, which will increase our interest expense in future periods.

Net Loss

During the quarter ended March 31, 2008, our net loss was $413,000, as compared to a net loss of $588,000 in the same quarter last year.  This decrease in our net loss was primarily related to the factors discussed above, including our increased net sales, increased gross profits, offset by increased operational expenses and investments relating primarily to the establishment and increased sales of our proprietary line of verykool® products.

Financial Condition, Liquidity and Capital Resources

We generally use cash from our sales of products, lines of credit (bank and vendor) and sale of securities to provide capital needed to support our business.

Cash Used in Operating Activities

At March 31, 2008, we had $2.9 million in cash, a decrease of $17.9 million from December 31, 2007.  During the three months ended March 31, 2008, we used cash and continued to leverage our bank and vendor lines of credit to fund our growth.  The net cash used by operating activities was $17.6 million for the three months ended March 31, 2008, which resulted primarily from increased accounts receivable and decreased accounts payable, which were partially offset by a decrease in our inventory levels.  The $16.6 million increase in accounts receivable was primarily due to the timing of significant amounts of sales prior to the close of the first quarter of 2008.  Inventory decreased by $5.2 million and prepaid inventory increased by $2.9 million, resulting in a net decrease of $2.3 million in inventory levels.  This net decrease was partially attributable to the increased sales levels of the verykool® products as we continued to expand the geographic countries and sales of these products. Accounts payable at March 31, 2008 decreased $4.4 million, compared to December 31, 2007, primarily due to purchases from vendors in excess of the usual credit terms we have been provided.  In addition, accrued expenses increased $1.7 million, due to timing of payments during the three months ended March 31, 2008.

Days of Sales Outstanding

Days of sales outstanding (the average number of days it takes to collect revenue after a sale is made) at March 31, 2008 were 69 days, compared with 61 days at December 31, 2007.  This increase was due to a few customers making payments shortly after the close of the first quarter of 2008, as more than 53% of our accounts receivable at March 31, 2008 were collected during the month of April.  Normal payment terms require our customers to pay on a net 30-day or net 60-day basis depending on the region. We are constantly working with our customers to reduce our days of sales outstanding. The extension of net 60-day terms was required to remain competitive in the regions we primarily operate, Central and South America. In an effort to obtain new customers and penetrate new markets, we sometimes offer terms beyond our normal terms.

Cash Used in Investing Activities

The net cash used in investing activities was $5,000 for the three months ended March 31, 2008, compared to net cash used of $662,000 for the three months ended March 31, 2007. This use of cash is primarily the result of our investment in equipment related to geographic expansion, tooling and molds for our proprietary verykool® products.

Net Cash Provided from Financing Activities

The net cash used in financing activities for the three months ended March 31, 2008 of $266,000 was primarily the result of payments on our bank line of credit, partially offset by approximately $22,000 from the exercise of employee stock options.

Working Capital

Our net working capital at March 31, 2008 was $32.9 million, compared with $33.4 million at December 31, 2007. This decrease was primarily due to decreases in accounts payable and amounts drawn on our line of credit, for the three months ended March 31, 2008.

Borrowings

During the first quarter of 2008 we had a line of credit from Wells Fargo HSBC Trade Bank N.A., which provides for advances not to exceed 80% of eligible domestic accounts receivable and up to 85% of foreign-insured accounts receivable (depending on the country of the debtor), up to a maximum of $30 million.  As of March 31, 2008, the majority of our debt was based on foreign-insured accounts receivable.

Interest was payable on a monthly basis (i) at Wells Fargo’s prime rate minus 0.25% (5.25% at March 31, 2008) or (ii) at the one-month LIBOR plus 1.50% (3.25% at March 31, 2008). The interest rate was floating at Wells Fargo’s prime rate or was at LIBOR plus 1.5% if the debt was a fixed amount drawn upon.  The line of credit was collateralized by substantially all of our assets, and was to expire October 1, 2008. In addition to reporting and other non-financial covenants, the line of credit contains certain financial covenants which required us to maintain a tangible net worth of not less than $30 million plus 50% of net profit after tax from January 1, 2007, a pre-tax profit of not less than $1 on a rolling four quarter basis, a quick ratio of not less than one-to-one, a debt-to-net worth ratio of not greater than two-to-one, and an annual net income after taxes of at least $1. At March 31, 2008, the Company did not meet all of these financial covenants.  The Company received a waiver from Wells Fargo relating to default rights Wells Fargo may have due to the Company failing to meet certain of these financial covenants at March 31, 2008.  This line of credit was terminated in April and replaced as described below.

On April 30, 2008, the Company entered into a Loan, Security and Bulk Purchase Agreement and a Letter of Credit and Security Agreement (collectively, the “Agreement”) with Wells Fargo Century, Inc. (“Lender”), replacing its existing asset-based secured credit facility with Wells Fargo HSBC Trade Bank, N.A.  Pursuant to the Agreement, Lender may advance up to $45,000,000 to the Company based on the expected collections of eligible receivables as well as value of the Company’s eligible inventory determined in accordance with the Agreement.  The outstanding advances may not exceed the lesser of $45,000,000 or the sum of the value of the eligible receivables and eligible inventory (times their respective advance rates as set forth in the agreement).  The credit facility has a two-year term ending April 2010 and is secured by all assets of the Company. The interest rate for each borrowing under the credit facility will be, at the option of the Company, either the Wells Fargo Bank N.A. prime rate minus 0.50% or the LIBOR rate plus 2.00%.

We have no other notes payable.

At March 31, 2008 and December 31, 2007, the amounts drawn against the line of credit were $26.5 million and $26.8 million, respectively.  Credit lines have been important parts of growing our business, and market changes affecting accounts receivable could diminish the borrowing base of available funds. At March 31, 2008 and December 31, 2007, advances were at 88% and 96% of the available borrowing base.

Critical Accounting Policies

We believe the following critical accounting policies are important to the presentation of our financial condition and operating results, and require management’s judgments to make assumptions and estimates about the effects of matters that are inherently uncertain.

Revenue Recognition and Allowance for Returns

Revenues for wireless handset and accessory sales are recognized when (i) shipment of the products to customers has occurred and title has passed, (ii) when collection of the outstanding receivables is probable and (iii) the final price of the products is determined. Sales are recorded net of discounts, rebates, cooperative arrangements (marketing, training and promotional funds), returns, and allowances. Consideration is given on select sales for cooperative arrangements related to market development, training and special promotions, usually agreed upon in advance. The amount given is generally in the form of a credit memo, which is applied as a reduction of the sale price and such amount is recorded as a current liability. Expenditures made pursuant to the agreed upon activity reduce this liability. To the extent that we incur costs in excess of the established cooperative fund, we recognize that amount as a selling or marketing expense. As part of the sales process, we may perform certain value added services such as programming, software loading and quality assurance testing. These value added services are considered an ancillary component of the sales process and amounts attributable to these processes are included in the unit cost to the customer. Furthermore, these value added services are related to services prior to the shipment of the products, and no value added services are provided after delivery of the products. We recognize a reserve against the related receivables estimates for product returns based on historical experience and other judgmental factors. We evaluate these estimates on an on-going basis and adjust the estimates each period based on actual product return activity. We recognize freight costs billed to our customers in revenue and actual freight costs incurred as a component of cost of sale.

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

Interest Rate

We are exposed to market risk from changes in interest rates on our outstanding revolving line of credit. At March 31, 2008, we had $26.5 million outstanding, which could be affected by changes in short-term interest rates. Under our new borrowing facility we entered into in April 2008, the interest rate for funds borrowed is (i) Wells Fargo’s prime rate minus 0.50% (5.25% at March 31, 2008) or LIBOR plus 2.00% (2.70% at March 31, 2008). For every 1% increase in Wells Fargo’s prime rate or one-month LIBOR, our interest expense increases by $265,000 annually assuming $26.5 million remained outstanding for the entire year.

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

Market Risk

Substantial portions of our revenue and expenses are transacted in markets outside the United States; however, all sales transactions and accounts receivable are denominated in U.S. dollars. As a result of our international sales, our future operating results could be adversely affected by a variety of factors, including changes in specific countries’ political, economic or regulatory conditions, and trade protection measures.  Our market risk management includes an accounts receivable insurance policy for both our domestic and foreign sales.  However, there can be no assurance that our insurance policy will substantially offset the impact of fluctuations in currency exchange rates, political, economic or regulatory conditions on its results of operations and financial position. Foreign currency fluctuations did not have a material impact on our financial results during the three months ended March 31, 2008.   Please see Consolidated Statement of Comprehensive Operations.

Item 4T. Controls and Procedures

Disclosure Controls

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report pursuant to Rule 13a-15(b) under the Securities Exchange Act, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to ensure that (i) information required to be disclosed by us is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended March 31, 2008, that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, no such change occurred during such period.

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

On October 1, 2007, the defendants filed a motion to dismiss the second amended consolidated complaint.  On April 28, 2008, the Court issued an order granting in part and denying in part defendants’ motion to dismiss the second consolidated amended class action complaint.  Specifically, the Court dismissed without prejudice plaintiffs’ claims based on defendants’ restatement of first quarter 2006 earnings and dismissed without prejudice all claims against defendant Althoff.  The Court denied the motion to dismiss claims against defendant Klausner based on the February 6, 2006 press release.  Plaintiffs may file a third amended class action complaint on or before May 26, 2008.  Defendants’ responsive pleading is due June 16, 2008. At this time, discovery has not begun and no trial date has been set by the Court.

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

Defendants filed a motion to dismiss the consolidated complaint on the grounds, among others, that the plaintiffs had failed to make a demand on the Company’s board of directors and to adequately allege their other purported claims.  On September 4, 2007, the Court granted defendants’ motion to dismiss for failure to make a demand on the board, and also granted with prejudice the motion to dismiss the Sarbanes-Oxley claim.  The Court denied the other grounds for dismissal.  On March 4, 2008, the Court entered an order continuing the deadline for plaintiffs to file an amended complaint to June 3, 2008.  At this time, discovery on the merits has not begun and no trial date has been set by the Court.

We may become involved in certain other legal proceedings and claims which arise in the normal course of business. Other than as described above, as of March 31, 2008, we did not have any significant litigation outstanding.

Item 1A.  Risk Factors

In addition to the risk factors included below and other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which factors and information could materially affect our business, financial condition or operating results. The risk factors and uncertainties described in our Annual Report on Form 10-K and this report are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or operating results.  Except as set forth below, there have been no material changes to the risk factors included in our Annual Report on Form 10-K.

We have and could lose customers or orders as a result of consolidation in the wireless telecommunications carrier industry.

There has been significant consolidation in the wireless industry, particularly in the United States rural service area market, which has caused extreme price competition and reduced our number of customers and potential customers.  Future consolidations have and could further erode our current and potential markets.  This could also lead to fluctuations in our quarterly results and carrying value of our inventory.  These consolidated entities may also order fewer products from us or elect to no longer do business with us or demand pricing changes in order to compete.  For example, in 2007, consolidation in the regional United States carriers had an adverse impact on our existing and potential customer base, which has negatively impacted current and future sales in the United States.

We buy a significant amount of our products from a limited number of suppliers, who may not provide us with competitive products at reasonable prices when we need them in the future.

We purchase wireless handsets and accessories principally from wireless communications equipment manufacturers and distributors. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing and other terms, as well as on our suppliers’ quantity and financial stability. For the quarter ended March 31, 2008, two suppliers accounted for 66% and 20%, respectively, of our total cost of sales.  We currently have one exclusive and several non-exclusive agreements with our principal suppliers, which can be terminated on short notice and provide for certain territorial restrictions. Our suppliers may not offer us competitive products on favorable terms or with timely delivery. In addition new products from other manufacturers could impact the demand for products from manufacturers we represent. From time to time, we have been unable to obtain sufficient product supplies. Any failure or delay by our suppliers, particularly our three primary vendors, in supplying us with products on favorable terms may severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if these suppliers are unable to fulfill our product needs, or if any principal supplier imposes substantial price increases and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations and financial conditions.

The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers will have a negative impact upon our revenues and could cause our stock price to decline.

Our four largest customers in the quarter ended March 31, 2008 represented 28%, 17%, 13% and 11% of our net sales.  These customers are carriers in Latin America. The markets we serve are subject to significant price competition. Additionally, our customers are not contractually obligated to purchase products from us. For these and other reasons, such as competitive pricing and competitive pressures, customers may seek to obtain products or services from us at lower prices than we have been able to obtain from these customers in the past. This could occur, for example, in the case of a customer purchasing large quantities of a product from us, who then terminates this relationship because the customer can obtain a lower price by buying directly from the manufacturer or other supplier. The loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity. In addition, we have experienced losses of certain customers through industry consolidation and in the ordinary course of business. There can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods.

Approximately 99% of our revenues during the three months ended March 31, 2008, were generated outside of the United States in countries that may have volatile currencies or other risks.

We engage in significant sales activities in territories and countries outside of the United States, particularly Latin American countries, including Argentina.  All our sales transactions are completed in U.S. dollars. The fact that we distribute a substantial amount of our products into a number of territories and countries other than the United States exposes us to, among other things, increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater and more unpredictable inflationary and currency pressures, and shipping delays. Changes may occur in social, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the territories and countries where we currently distribute products. United States laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could have material adverse effects on our business and operations. Although we purchase and sell products and services in U.S. dollars and do not engage in exchange swaps, futures or options contracts or other hedging techniques, fluctuations in currency exchange rates could reduce demand for products sold in U.S. dollars. We cannot predict the effect that future exchange rate fluctuations will have on our operating results or financial position. We may in the future engage in currency hedging transactions, which could result in our incurring significant additional financial risks, including expenses and losses.

We have outstanding indebtedness, which is secured by substantially all our assets and could prevent us from borrowing additional funds, if needed.

As of April 30, 2008, we had outstanding debt in the amount of $24.8 million under a bank credit facility.  In April 2008, we entered into a Loan, Security and Bulk Purchase Agreement and a Letter of Credit and Security Agreement with Wells Fargo Century, Inc. ("Lender"), replacing our existing asset-based secured credit facility with Wells Fargo HSBC Trade Bank, N.A.  Under the new credit facility, Wells Fargo Century, Inc. may advance us up to $45,000,000 based on the expected collections of eligible receivables as well as the value of our eligible inventory as determined in accordance with the terms of the facility. Any significant decrease in our level of eligible accounts receivable or inventory will reduce our ability to borrow additional funds under the new credit facility and may affect our ability to adequately finance our operations and expansion strategies. Further, if we violate our loan covenants, default on our obligations or become subject to a change of control, our indebtedness would become immediately due and payable. In addition, the terms of our new credit facility restrict us from incurring additional indebtedness, which could limit our ability to expand our operations. Some of our loan covenants subject us to, among other things and limits on our ability to sell certain assets and make certain payments, including, but not limited to, dividends, repurchases of common stock and other payments outside the normal course of business, as well as prohibitions on merging or consolidating with another corporation or selling all or substantially all of our assets.  As of April 30, 2008, the Company was in compliance with the covenants of the new credit facility.  If any of these adverse events occur, our business’ financial condition or operating results could be negatively affected.

Item 2.    Unregistered Sales of Equity Securities And Use Of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
10.1	Distribution Agreement by and between InfoSonics Corporation and Samsung Electronics Argentina S.A. effective as of April 8, 2008 (1).
10.2	Employment Agreement dated April 8, 2008, by and between InfoSonics Corporation and Joseph Ram (1).
10.3	Employment Agreement dated April 8, 2008, by and between InfoSonics Corporation and Jeffrey Klausner (1).
10.4	Employment Agreement dated April 8, 2008, by and between InfoSonics Corporation and Abraham Rosler (1).
10.5	Seventh Amendment to Credit Agreement by and between InfoSonics Corporation and Wells Fargo HSBC Trade Bank, N.A. entered into on April 21, 2008 (2).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (*).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (*).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (*).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (*).

(1)  Incorporated by reference from the Company’s Current Report on Form 8-K, filed on April 14, 2008.

(2)  Incorporated by reference from the Company’s Current Report on Form 8-K, filed on April 23, 2008.

(*)  Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfoSonics Corporation

Date:	May 15, 2008	By:	/s/ Joseph Ram
Joseph Ram
Chief Executive Officer and President

Date:	May 15, 2008	By:	/s/ Jeffrey Klausner
Jeffrey Klausner
Chief Financial Officer