Form 10-Q/A
period 2008-03-31
INFOSONICS CORP
filed 2008-05-23
CIK 1274032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q/A
Amendment No. 1

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
Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☒

As of May 12, 2008, the Registrant had 14,910,408 shares outstanding of its $.001 par value common stock.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q of InfoSonics Corporation (the "Company") for the period ended March 31, 2008, as filed by the Company on May 15, 2008 (the "Original Filing"). This amendment relates solely to Part II, Item 6 of the Original Filing, and solely amends Exhibits 31.1 and 31.2. The text of Part II, Item 6 of the Original Filing, solely as it relates to Exhibits 31.1 and 31.2, respectively, is included herewith, and Exhibits 31.1 and 31.2, as so amended are filed herewith in their entirety.

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

InfoSonics Corporation

Date:	May 23, 2008	By:	/s/ Joseph Ram
Joseph Ram
Chief Executive Officer and President

Date:	May 23, 2008	By:	/s/ Jeffrey Klausner
Jeffrey Klausner
Chief Financial Officer