Form 10-Q
period 2008-06-30
INFOSONICS CORP
filed 2008-08-14
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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

Yes  ☐   No  ☒

As of August 14, 2008, the Registrant had 14,910,808 shares outstanding of its $.001 par value common stock.

InfoSonics Corporation and Subsidiaries

Quarterly Report on Form 10-Q For The Period Ended June 30, 2008

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$15,823,781	$20,652,154
Trade accounts receivable, net of allowance for doubtful accounts of $345,960 (unaudited) and $558,342	29,430,069	38,031,247
Inventory, net of reserves of $497,556 (unaudited) and $580,438	15,755,245	13,479,861
Prepaid inventory	25,167	461,990
Prepaid expenses	268,276	87,753
Prepaid taxes	336,873	334,990
Assets of discontinued operations	5,113,626	14,114,074
Deferred tax asset – current	1,270,757	1,203,417

Total current assets	68,023,794	88,365,486

Property and equipment, net	1,025,496	1,301,985
Intangible assets	504,000	504,000
Deferred tax asset – non-current	1,423,726	1,401,671
Other assets	105,629	110,660

Total assets	$71,082,645	$91,683,802

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$18,115,265	$26,755,100
Accounts payable	13,598,144	20,821,601
Accrued expenses	2,814,948	1,105,972
Liabilities of discontinued operations	2,064,063	5,895,687
Income taxes payable	41,000	80,560

Total current liabilities	36,633,420	54,658,920

Total liabilities	36,633,420	54,658,920

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value 10,000,000 shares authorized (no shares issued and outstanding as of applicable period end)	—	—
Common stock, $0.001 par value 40,000,000 shares authorized (14,910,808 and 14,647,067 shares issued and outstanding as of applicable period end)	14,911	14,647
Additional paid-in capital	31,580,366	31,505,990
Accumulated other comprehensive loss	(35,092)	(31,190)
Retained earnings	2,889,040	5,535,435

Total stockholders’ equity	34,449,225	37,024,882

Total liabilities and stockholders’ equity	$71,082,645	$91,683,802

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Net sales	$59,039,970	$53,101,216	$126,973,238	$97,495,237
Cost of sales	55,814,413	50,141,226	120,158,895	92,132,203

Gross profit	3,225,557	2,959,990	6,814,343	5,363,034
Operating expenses	3,215,412	2,736,958	6,908,598	5,748,297

Operating income (loss) from continuing operations	10,145	223,032	(94,255)	(385,263)

Other expense
Interest expense	(325,142)	(223,998)	(514,201)	(281,666)

Loss from continuing operations before benefit for income taxes	(314,997)	(966)	(608,456)	(666,929)
Benefit for income taxes	159,527	422	127,356	275,534

Loss from continuing operations	(155,470)	(544)	(481,100)	(391,395)
Loss from discontinued operations, net of tax	(2,077,743)	(446,699)	(2,165,293)	(613,981)

Net loss	$(2,233,213)	$(447,243)	$(2,646,393)	$(1,005,376)

Basic and Diluted loss per share
From continuing operations	$(0.01)	$(0.00)	$(0.03)	$(0.03)
From discontinued operations	$(0.14)	$(0.03)	$(0.15)	$(0.04)
Net loss	$(0.15)	$(0.03)	$(0.18)	$(0.07)

Basic and Diluted weighted-average number of common shares outstanding	14,881,523	14,453,992	14,819,968	14,386,825

Accompanying notes are an integral part of these financial statements.

Infosonics Corporation and Subsidiaries

Consolidated Statements of Comprehensive Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Net loss	$(2,233,213)	$(447,243)	$(2,646,393)	$(1,005,376)
Other comprehensive loss:
Foreign currency translation adjustments	(1,694)	(4,070)	(3,903)	(19,252)
Comprehensive loss	$(2,234,907)	$(451,313)	$(2,650,296)	$(1,024,628)

Accompanying notes are an integral part of these financial statements

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,646,393)	$(1,005,376)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	337,057	106,213
Provision for bad debt	(212,382)	(22,778)
Loss on disposal of fixed assets	(9,125)	—
Provision for obsolete inventory	(82,882)	296,405
Stock option expense	40,398	194,897
(Increase) decrease in
Trade accounts receivable	8,813,560	1,787,107
Inventory	(2,192,503)	(3,819,013)
Prepaid inventory	436,823	(769,701)
Prepaid expenses	(180,523)	(238,550)
Prepaid taxes	(1,883)	2,280
Other assets	5,031	(44,111)
Deferred tax asset current	(67,340)	15,414
Deferred tax asset non current	(573,474)	(755,359)
Increase (decrease) in
Accounts payable	(7,223,457)	3,072,650
Accrued expenses	1,708,976	269,585
Income tax liabilities	(39,560)	3,940

Cash used in continuing operations	(1,887,680)	(906,397)
Cash provided by (used in) discontinued operations	5,672,247	(9,231,582)
Net cash provided by (used in) operating activities	3,784,567	(10,137,979)

Cash flows from investing activities:

Purchase of property and equipment	(51,444)	(1,308,717)
Cash provided by (used in) discontinued operations	48,000	(5,779)
Net cash used in investing activities	(3,444)	(1,314,496)

Cash flows from financing activities:
Borrowings from line of credit	131,467,733	313,110,207
Payments on line of credit	(140,107,568)	(319,322,821)
Cash received for stock, options and warrants	34,242	263,037

Net cash used in financing activities	(8,605,593)	(5,949,577)

Effect of exchange rate changes on cash	(3,903)	(19,252)

Net increase (decrease) in cash and cash equivalents	(4,828,373)	(17,421,304)

Cash and cash equivalents, beginning of period	20,652,154	29,700,994

Cash and cash equivalents, end of period	$15,823,781	$12,279,690

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

The unaudited consolidated balance sheet at and statements of operations as of June 30, 2008 do not include all of the information and notes required by GAAP for complete financial statements. The unaudited consolidated balance sheet, the unaudited consolidated statements of operations and the unaudited consolidated statements of comprehensive operations at or for the six months ended June 30, 2008 and the unaudited consolidated statement of cash flows for the three and six months ended June 30, 2008 are not necessarily indicative of the financial condition, operating results or cash flows that may be expected for the full fiscal year of 2008 or for any future period.

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

On December 28, 2007, the Securities and Exchange Commission (“SEC”) staff published Staff Accounting Bulletin No. 110 (SAB 110), which updates SAB 107 and provides the SEC staff’s views on a variety of matters relating to stock-based payments.  SAB 110 requires stock-based compensation to be classified in the same expense line items as cash compensation.   Information about stock-based compensation included in the unaudited results of operations for the three and six months ended June 30, 2008 and 2007 is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Officer compensation	$—	$46,018	$—	$92,036
Non-employee directors	3,451	3,451	6,902	6,902
Sales, general and administrative	16,555	47,980	33,496	95,959
Total stock option expense, included in total operating expenses	$20,006	$97,449	$40,398	$194,897

Our stock options vest on an annual or a monthly basis.  The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.   Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. SFAS 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three and six months ended June 30, 2008, we recorded an expense of $20,006 and $40,398, respectively related to options previously granted and granted during the first six months of 2008. During each of the three and six months ended June 30, 2007, we recorded an expense of $97,449 and $194,898, respectively related to options previously granted. Under current U.S. federal tax law, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2008 and 2007: risk-free interest rate of 1.47% in 2008  and 4.66% in 2007, based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0 percent as the Company has not, and does not intend to, issue dividends; and expected lives of 3 to 6 years based upon the historical life of options. For grants in 2008 and 2007, the expected volatility used ranged from 88% to 89%, based on the Company’s historical stock price fluctuations for a period matching the expected life of the options.  As of June 30, 2008, there was $195,000 of total unrecognized compensation costs related to the non-vested stock options.  That cost is expected to be recognized over the next weighted-average period of 3.50 years.

A summary of option activity under all of the above plans as of June 30, 2008 and changes during the six months then ended is presented in the table below:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,606,936	$2.66		—
Granted	183,000	$1.04	5.69	—
Exercised	263,740	$0.13		—
Forfeited	90,000	$4.83		—
Outstanding at June 30, 2008	2,436,196	$2.73	2.59	—
Vested and expected to vest	2,436,196	$2.73	2.59	—
Exercisable at June 30, 2008	2,248,995	$2.85	2.34	—

A summary of the status of the Company’s non-vested options at June 30, 2008 and changes during the six months ended June 30, 2008 is presented below:

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2007	23,333	$5.32
Granted	183,000	$1.04
Vested	9,132	$4.61
Forfeited	10,000	$1.04
Non-vested at June 30, 2008	187,201	$1.29

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2008 was $1.04. The total intrinsic value of options granted during the six months ended June 30, 2008 and 2007 was $0 and $0, respectively. There was $34,000 and $263,000 of cash received from options exercised for the six months ended June 30, 2008 and 2007, respectively.

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

Since their effect would have been anti-dilutive, 2,991,616 and 2,903,611, stock options and warrants to purchase shares of common stock have been excluded from the computation of net loss per share for the three and six months ended June 30, 2008, respectively.  Since their effect would have been anti-dilutive, 2,371,252 and 2,247,871, stock options and warrants to purchase shares of common stock have been excluded from the computation of net loss per share for the three and six months ended June 30, 2007, respectively.

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

The Company is subject to US federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2002 through 2007 remain open to examination. As of June 30, 2008, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

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

NOTE 5. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories.  The Company provides for the possible inability to sell its inventory by recording a reserve.  As of June 30, 2008 and December 31, 2007, the inventory reserve was $498,000 and $580,000, respectively.  At June 30, 2008, we had inventory in-transit of $441,000, which is under the control of a common freight carrier until it arrives at one of our customer facilities.  This inventory is owned by the Company while it is in-transit. From time to time, the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date.  As of June 30, 2008 and December 31, 2007, the prepaid inventory balances were $25,000 and $462,000, respectively.    Inventory consists of the following:

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
Finished goods	$15,811,849	$14,060,213
Inventory in-transit	440,952	86
Inventory reserve	(497,556)	(580,438)
Net inventory	$15,755,245	$13,479,861

NOTE 6. Property and Equipment

Property and equipment are primarily located in the United States, with the exception of $7,000 located in Asia, and consisted of the following as of the dates presented:

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
Machinery and equipment	$451,521	$437,954
Furniture and fixtures	106,314	117,491
Tooling and molds	1,296,490	1,257,636
Subtotal	1,854,325	1,813,081
Less accumulated depreciation	828,829	511,096
Total	$1,025,496	$1,301.985

Depreciation expense was $160,435 and $79,204 for the three months ended June 30, 2008 and 2007, respectively.

Depreciation expense was $337,057 and $106,213 for the six months ended June 30, 2008 and 2007, respectively.

NOTE 7. Accrued Expenses

As of June 30, 2008 and December 31, 2007, accrued expenses consisted of the following:

	June 30, 2008	December 31, 2007
	(unaudited)	(audited)
Accrued product costs	$2,723,234	$1,031,147
Other accruals (Inc Taxes)	91,714	74,825
Total	$2, 814,948	$1,105,972

NOTE 8. Borrowings

Until April 30, 2008, the Company had a line of credit from Wells Fargo HSBC Trade Bank N.A., which provided for advances not to exceed 80% of eligible domestic accounts receivable and up to 85% of foreign-insured accounts receivable (depending on the country of the debtor), up to a maximum of $30,000,000. At June 30, 2008, the majority of our debt was based on foreign accounts receivable.

Under the Wells Fargo HSBC Trade Bank line of credit, interest was payable on a monthly basis (i) at Wells Fargo’s prime rate minus 0.25% (5.00% at June 30, 2008) or (ii) at the one-month LIBOR plus 1.50% (2.46% at June 30, 2008). The interest rate floated at Wells Fargo’s prime rate or was at LIBOR plus 1.5% if the debt was a fixed amount drawn upon.  The line of credit was collateralized by substantially all of the assets of the Company, and was to expire October 1, 2008. In addition to reporting and other non-financial covenants, the line of credit contained certain financial covenants which required the Company to maintain a tangible net worth of not less than $30,000,000 plus 50% of net profit after tax from January 1, 2007, a pre-tax profit of not less than $1 on a rolling four quarter basis, a quick ratio of not less than one-to-one, a debt-to-net worth ratio of not greater than two-to-one, and an annual net income after taxes of at least $1. At June 30, 2008 and December 31, 2007, the amounts drawn against this the line of credit were zero and $26,755,100, respectively.

On April 30, 2008, the Company entered into a Loan, Security and Bulk Purchase Agreement and a Letter of Credit and Security Agreement (collectively, the “Agreement”) with Wells Fargo Century, Inc. (“Lender”), replacing its existing asset-based secured credit facility with Wells Fargo HSBC Trade Bank, N.A.  Pursuant to the Agreement, the Lender may advance up to $45,000,000 to the Company based on the expected collections of eligible receivables as well as value of the Company’s eligible inventory determined in accordance with the Agreement.  The outstanding advances may not exceed the lesser of $45,000,000 or the sum of the value of the eligible receivables and eligible inventory (times their respective advance rates as set forth in the Agreement).  The credit facility has a two-year term ending April 2010 and is secured by all of the assets of the Company. The interest rate for each borrowing under the credit facility is, at the option of the Company, either the Wells Fargo Bank N.A. prime rate minus 0.50%(5.00% at June 30, 2008)  or the LIBOR rate plus 2.00%(2.46% at June 30, 2008).  At June 30, 2008, the amounts drawn against the line of credit was $18,115,265.

The Company has no other notes payable.

NOTE 9. Stockholders’ Equity

Stock Options

Effective March 18, 2008, the Company granted options to purchase an aggregate of 180,500 of its common stock to certain non-executive employees (the “Employee Options”). One-fourth of the total options subject to these option grants become exercisable one year from the date of grant, and 1/48th of the total options become exercisable each month thereafter until fully vested.  These options have exercise prices of $1.04 per share, which was the closing price per share of the Company’s common stock on March 18, 2008, and expire six years from the date of grant. See Note 2 for Stock-Based Compensation discussion.

Common Stock

On May 15, 2008, the Company agreed to issue 100,000 unregistered shares of common stock in connection with an amendment to a previously entered agreement with an unrelated partner.  The shares will be issued during the third quarter of 2008.  The amendment modifies a profit sharing agreement to increase the portion of profit sharing the Company earns.  The increase in the portion of the profit sharing to the Company is retroactive to January 1, 2008.

NOTE 10. Recent Accounting Pronouncements

Recently adopted:

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

Recently issued:

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

The final business combinations and noncontrolling interest statements are effective for annual periods beginning on or after December 15, 2008.  The Statements should be applied on a prospective basis, except for the presentation and disclosure requirements of Statement No. 160, which must be applied retrospectively. Entities are prohibited from adopting the Statements before their effective dates The Company does not believe adoption of SFAS 160 will have a material effect on the Company’s financial statements.

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

NOTE 11.  Discontinued Operations

During the quarter ended June 30, 2008, the Company assessed opportunities in the United States and Mexico, and the Company began to implement actions necessary to close sales operations in both of those countries. These two areas accounted for less than 1% of our net sales in the first six months of 2008, as compared to 20% of our net sales for the first six months of 2007.  Due to the changing environment and consolidation in the United States of the regional cellular carriers, along with the challenges of opening sales relations with the cellular carriers in Mexico, management determined that it was necessary to take decisive actions to mitigate further losses.  The results of the unaudited discontinued operations are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net Sales	$359,084	$5,159,485	$733,436	$19,169,074
Gross profit	(1,264,968)	236,760	(1,333,170)	982,581
Operating income (loss)	$(2,688,568)	$(808,998)	$(3,320,259)	$(1,083,132)
Identifiable assets	$5,113,626	$23,076,937	$5,113,626	$23,076,937
Capital expenditures	$—	$2,522	$—	$5,776
Depreciation and amortization	$7,235	$9,217	$15,367	$16,023

As of June 30, 2008, the plans for the discontinued operations were substantially complete; however the Company expects to continue to record adjustments and expenses through discontinued operations as necessary.

NOTE 12. Geographic Information

The Company currently operates in one business segment.  All fixed assets are located in Company or third party facilities in the United States, Asia and Mexico. The unaudited net sales by geographical area for the three and six months ended June 30, 2008 and 2007 were:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Central America	$13,527,600	$20,600,421	$34,693,825	$29,609,421
South America	45,512,370	32,500,795	92,279,413	67,885,816
Total	$59,039,970	$53,101,216	$126,973,238	$97,495,237

NOTE 13.  Commitments and Contingencies

Securities Class Actions

In the securities class action, captioned In Re: InfoSonics Corporation Securities Litigation, Lead Case No. 06 CV 1231, now pending before Judge Sammartino in the United States District Court for the Southern District of California, Plaintiffs filed a third amended consolidated complaint on May 23, 2008 against the Company and certain of its officers and directors.  The two prior complaints (including claims therein based on defendants’ restatement of first quarter 2006 earnings) were dismissed in part by the Court, with leave to amend.  The third amended consolidated complaint alleges violations of Section 10(b) of the Exchange Act and associated Rule 10b-5, Section 20(a) and Section 20A in connection with the announcement of the Company’s restatement of first quarter 2006 earnings and in connection with allegedly false and/or misleading statements related to the Company’s distribution of the VK Mobile phone.  Plaintiffs seek a declaration that their action is a proper class action pursuant to Rule 23(a) and (b)(3), unspecified damages, prejudgment and post-judgment interest, attorneys’ fees, expert witness fees, other costs, and other unspecified relief.  The plaintiffs purport to represent a class of purchasers of the Company’s stock during the period February 6, 2006 to August 9, 2006.  On August 8, 2008, prior to defendants filing a motion to dismiss or other responsive pleading to the third amended consolidated complaint, the parties entered into a Memorandum of Understanding (“MOU”), which will be followed by a Stipulation of Settlement, to resolve the case.  The MOU, which is contingent on preliminary and final Court approval (after appropriate notice) of this settlement as well as settlement of the derivative action noted below, among other contingencies, provides for, among other things, a dismissal with prejudice of the lawsuit, releases of the defendants, and a payment by the Company or its insurer of $3.8 million to plaintiffs (inclusive of any plaintiffs’ attorneys fees, to be determined by the Court).  It is anticipated that the settlement payment will be funded entirely by the Company’s insurer.  The MOU further provides that defendants deny any liability or responsibility for the claims made and make no admission of any wrongdoing.

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

Defendants filed a motion to dismiss the consolidated complaint on the grounds, among others, that the plaintiffs had failed to make a demand on the Company’s board of directors and to adequately allege their other purported claims.  On September 4, 2007, the Court granted defendants’ motion to dismiss for failure to make a demand on the board, and also granted with prejudice the motion to dismiss the Sarbanes-Oxley claim.  On August 6, 2008, prior to the deadline for plaintiffs to file an amended complaint, the parties entered into an MOU, which will be followed by a Stipulation of Settlement, to resolve the case.  The MOU, which is contingent on preliminary and final Court approval (after appropriate notice) of this settlement and the securities settlement noted above, among other contingencies, provides for, among other things, a dismissal with prejudice of the lawsuit, releases of the defendants, corporate governances changes and a payment by the Company or its insurer of plaintiffs’ attorneys fees to be ordered by the Court up to a maximum of $350,000.  It is anticipated that the settlement payment will be funded entirely by the Company’s insurer.  The MOU further provides that defendants deny any liability or responsibility for the claims made and make no admission of any wrongdoing.

We may become involved in certain other legal proceedings and claims which arise in the normal course of business. Other than as described above, as of June 30, 2008, we did not have any significant litigation outstanding.

NOTE 14.  Subsequent events

Subsequent to June 30, 2008, the Company settled an outstanding claim against a former service provider in which the Company is to receive $655,000.  Such amount is expected to be received and reflected in the statement of operations for the quarter ended September 30, 2008.

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

The decision during the second quarter of 2008 to discontinue our operations in Mexico and the U.S. and the adjustments required to the financial statements related to that decision have affected certain amounts of our results of operations and the classifications on the balance sheet, statement of operations and statement of cash flows for prior periods, and as of prior dates, as well as, our disclosure in this report, including management’s discussion and analysis.

Safe Harbor Statement

The matters in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements about future revenues, sales levels, operating income and margins, wireless handset sales, stock-based compensation expense, gain loss in value of derivatives, cost synergies, operating efficiencies, profitability, market share, and rates of return, are based on current management expectations that involve certain risks and uncertainties.  These risks and uncertainties, in whole or in part, could cause such expectations to fail to be achieved and have a material adverse effect on InfoSonics’ business, financial condition and results of operations, and include, without limitation: (1) intense competition internationally, including competition from alternative business models, such as manufacturer-to-carrier sales, which may lead to reduced prices, lower sales or reduced sales growth, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages; (2) dependency on Latin American sales; (3) inability to secure adequate supply of competitive products on a timely basis and on commercially reasonable terms; (4) foreign exchange rate fluctuations, devaluation of a foreign currency, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, and other related risks of our international operations; (5) the ability to attract new sources of profitable business from expansion of products or services or risks associated with entry into new markets, including geographies, products and services; (6) an interruption or failure of our information systems or subversion of access or other system controls may result in a significant loss of business, assets, or competitive information; (7) significant changes in supplier terms and relationships; (8) termination of a supply or services agreement with a major supplier or product supply shortages; (9) continued consolidation in the wireless handset carrier market; (10) extended general economic downturn; (11) loss of business from one or more significant customers; (12) customer and geographical accounts receivable concentration risk; (13) rapid product improvement and technological change resulting in inventory obsolescence; (14) future terrorist or military actions; (15) the loss of a key executive officer or other key employees; (16) changes in consumer demand for multimedia wireless handset products and features; (17) our failure to adequately adapt to industry changes and to manage potential growth and/or contractions; (18) seasonal buying patterns; (19) uncertain political and economic conditions internationally; (20) the resolution of any litigation against the Company; (21) the ability of the Company to successfully introduce and sell its verykool® products and the related inventory risk of such products; and (22) the ability of the Company to generate taxable income in future periods in order to utilize and realize any quarterly tax benefits recorded.  Our actual results could differ materially from those anticipated in our forward looking statements.

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

Overview

We are one of the premier distributors and providers of wireless handsets and accessories in Latin America. We provide end-to-end handset and wireless terminal solutions for carriers in Latin America.   We distribute products of several key original equipment manufacturers (OEMs), including Samsung, LG, and others.  We are also involved in the designing, sourcing and distribution of a proprietary line of products under our own verykool® brand, which includes entry level, mid-tier and high-end products.

As an integral part of our customers’ supply chain, we perform value added services and solutions, including product approval and certification, light assembly, warehousing, logistics services (packing, shipping and delivery), marketing campaigns, warranty services and end-user support. We provide these services for OEMs and for our own verykool® products in order to facilitate sales to carriers, agents, resellers, distributors, independent dealers and retailers in Latin America. We previously introduced a proprietary line of handsets and accessories under the verykool® brand, for which we are involved in several aspects, including the design and feature sets determination, and contract with various design and contract manufacturers in Asia to develop exclusive or semi-exclusive products for us.

Due to seasonal and other factors, our interim financial condition or operating results may not be indicative of fiscal year 2008 or other future financial condition or operating results. Our financial condition and operating results are influenced by several seasonal, general economic and other factors, which may cause our financial condition and operating results to fluctuate on a quarterly basis, including, but not limited to, the timing and introduction of new products by our suppliers and competitors, promotions and subsidies by network operators, technical and certification delays by industry bodies as well as the operators, purchasing patterns of customers, the timing of holidays, the success of our proprietary verykool® products line and other events affecting consumer demand.

Areas of Management Focus and Performance Indicators

We focus on the needs of our customers, developing and maintaining close relationships with manufacturers, expanding in current and entering new markets and exiting markets, as determined appropriate, and sourcing and developing new and innovative products, while maintaining close attention to operational efficiencies and costs. We intend to increase shipping volumes and improve efficiencies to enable higher levels of profitability and earnings growth.  We provide distribution and other services for OEMs, such as Samsung and LG and our own proprietary line of verykool® handsets.  Performance indicators that are key for the monitoring and management of our business include operating and net income, cost of sales and gross margin percentage, operating expenses as a percent of revenues, and overall net sales growth, as well as balances of accounts receivable and inventory. We make extensive use of our customized information system to closely monitor all aspects of our business, including customer relationship management, intelligent purchasing, inventory control, inventory flow, line item margin control for every order, and weighted-average cost and statistical data for our products, customers and suppliers, as appropriate. We believe a strong focus on providing better service to customers leads to increased customer satisfaction and retention and potential increases in sales.

Management spends a significant amount of time traveling with the purpose of spending time with key customers, suppliers and employees. We believe that these relationships are vital to our success, and we will continue to dedicate a significant amount of time to this area.

Industry Trends and Risks

According to a January 2008 report by Cowen and Company, 2007 overall worldwide wireless handset sales increased by approximately 16% over 2006, and are forecasted to increase 12% in 2008 and 5% in 2009. The two largest areas of growth are Africa and Asia Pacific, regions in which we do not currently operate. A rapid decline in wireless handset sales growth in the markets we serve could negatively impact our net sales. Excess supply conditions and the current economic downturn can reduce the market prices of the products we sell and therefore affect our ability to generate net sales and gross profit at expected levels and could affect the value of our inventory. Conversely, should manufacturers be unable to respond to an unanticipated increase in demand on a timely basis, we, along with others in our industry, could experience supply constraints that would affect our ability to deliver products. We are unable to quantify these effects, as it is difficult to predict future supply conditions and demand patterns which affect our ability to meet customer demand or sell handsets at an acceptable gross profit.

During the second quarter of 2008, our industry, as well as the regions we operate in, was impacted by the economic slowdown impacting the United States and the rest of the world.  We believe that some of the countries in the regions we operate, particularly in Central America, have close economic relations with the United States and were impacted by the economic situation during the second quarter of 2008 in the United States.  We believe this impacted consumer demand for wireless handsets in some of the countries we operate, and thus our overall operations, including net sales, during the second quarter of 2008 are adversely impacted.

Company Specific Trends and Risks

Our strategy incorporates overall market growth elements for our business, which we hope will result in future growth. Certain of our manufacturers entered into the low-tier handset market during 2007 and continue to market them in 2008, which has had a positive impact on our volumes of handsets sold, but a negative impact on gross profit margin. Our verykool® proprietary line of products, for which we have six models selling as of June 30, 2008 continued to show a steady stream of orders and sales during the first six months of 2008 and is expected to become an increasingly important part of our overall business in the future.

The addition of verykool® and LG products during 2007 and the first half of 2008 continues to assist with manufacturer and product diversification for Central and South America, which should be beneficial as we move forward and work towards profitability again. On a sequential basis, we were able to increase our gross margins to 5.5% for the quarter ended June 30, 2008, as compared to 5.3% for the quarter ended March 31, 2008 and 4.3% for the quarter ended December 31, 2007.  These increases were primarily due to the increased volume and product mix of our verykool® products and continued focus on higher margin products.

In the United States, we continued to experience significantly decreased net sales.  Much of our significant United States customer base completed the transitional stage as regional carriers, including some of our customers being acquired in 2007 by AT&T, T-Mobile USA and Verizon Wireless.  With our potential United States customer base significantly reduced, we decided during the second quarter of 2008 to discontinue this portion of our operations, together with a discontinuation of our operations in Mexico.  These two areas accounted for less than 1% of our net sales in the first six months of 2008, as compared to 20% of our net sales for the first six months of 2007.

Results of Operations

Discontinued Operations

During the quarter ended June 30, 2008, the Company assessed opportunities in the United States and Mexico and decided to implement actions necessary to close sales operations in both of those countries.  Due to the changing environment and consolidation in the United States of the regional cellular carriers, along with the challenges of opening sales relations with the cellular carriers in Mexico, management determined that it was necessary to take decisive actions to mitigate further losses.   The loss relating to these discontinued operations during the three and six months ended June 30, 2008 was $2,077,743 and $2,165,293, respectively, and included non-cash charges of $1.8 million to write-down inventory and accounts receivable.  As of June 30, 2008, our plans for the discontinued operations were substantially complete; however we expect to continue to record adjustments and expenses related to those discontinued operations as necessary.

Three Months ended June 30, 2008 Compared with Three Months ended June 30, 2007

Net Sales

For the three months ended June 30, 2008, our net sales from continuing operations of $59.0 million increased 11% compared to our net sales from continuing operations of $53.1 million for the same period of 2007.  Average selling price of wireless handsets sold in the second quarter of 2008 increased 6%, as compared to the second quarter of 2007, due primarily to increased volume of higher priced handsets, including our verykool® and OEM products.  However, this increase was offset by a 7% decrease in wireless handset sales volume, due to the impact of the economic slowdown in the markets we serve during the second quarter 2008.  The geographic mix of net sales shifted in the second quarter of 2008 as sales in South America significantly increased to more than 77% of net sales, as compared to 62% of net sales for the second quarter of 2007.  Sales in Central America decreased to 23% of total net sales in the quarter ended June 30, 2008, as compared to 38% in the quarter ended June 30, 2007.  These regional shifts in net sales were the result of the factors discussed below.

In South and Central America, we have expanded our customer base as well as our geographic presence by adding additional customers as well as expanding our business with existing customers, which has resulted in generally increased net sales over the past several years.  In addition, we continued efforts to market and sell our proprietary verykool® line of products in Central and South America.  In South America, net sales were $45.5 million for the quarter ended June 30, 2008, a 40% increase from the same quarter in 2007.  This increase was primarily due to increased sales in existing countries and the opening of a new country relationship, specifically Colombia.  In Central America, net sales decreased 34% to $13.5 million for the quarter ended June 30, 2008, which was primarily due to an unusually low demand during the latter part of the quarter, which we believe was related to the economic downturn worldwide.

Net Sales by Geographic Region

	For the Three Months Ended June 30,		Increase
	2008	2007	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Central America	13,528	20,600	(34)%
South America	45,512	32,501	40%
Total	$59,040	$53,101	11%

Cost of Sales, Gross Profit and Gross Margin

For the quarter ended June 30, 2008, cost of sales was $55.8 million, or 94.5% of net sales, and gross margin was 5.5%, as compared with $50.1 million, or 94.4% of net sales, and 5.6% for gross margin for the quarter ended June 30, 2007. The increase in our total cost of sales as a percentage of net sales and slight decrease in gross margin were due to higher levels of sales and product mix shift, including sales of low-margin products.   Some of our OEM partners previously entered into the low-tier handset range, which had less margin opportunity than mid-tier and high-end handsets. This was partially offset by our verykool® proprietary products, which generally have gross margins higher than OEM product sales.  Our gross margin continues to be impacted by the change of product and regional mix of our sales, as different products and different regions have varying margins.

For the quarter ended June 30, 2008, our gross profit increased to $3.2 million from $3.0 million, as compared with the same quarter last year, an increase of 9%. This increase in gross profit was primarily the result of the increased net sales which was partially offset by the decrease in gross margin due to product mix.

	For theThree Months Ended June 30,		Increase
	2008	2007	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$59,040	$53,101	11%
Cost of sales	55,814	50,141	11%
Gross profit	$3,226	$2,960	9%
Gross margin	5.5%	5.6%	(2)%

Operating Expenses and Operating Income from Continuing Operations

For the quarter ended June 30, 2008, operating expense from continuing operations increased 17%, as compared with the same quarter last year.  As a percentage of net sales from continuing operations, operating expense from continuing operations increased to 5.4% for the quarter ended June 30, 2008, compared with 5.2% in the same quarter last year.  The increase in operating expense from continuing operations as a percentage of net sales from continuing operations was due to the efforts related to the verykool® products and new country expansion, including marketing, engineering, depreciation and overall regional support related expenses.  Such expenses are necessary for geographical expansion as well as for new product introduction.  Management believes that future sales and margins will provide gross profits to better cover the operational costs.  In addition, management continues to review expenses in an effort to better match the operational costs with the future opportunities.   We believe such measures will assist us as we strive to return to profitability.

For the quarter ended June 30, 2008, our operating income from continuing operations was $10,000 compared with operating income from continuing operations of $223,000 for the quarter ended June 30, 2007. As a percentage of net sales, operating income from continuing operations was 0.1% for the quarter ended June 30, 2008, compared to income of 0.4% for the quarter ended June 30, 2007. The decrease in operating income from continuing operations was a result of the increase in operating expenses as discussed above.

Operating Expenses from Continuing Operation

	For the Three Months Ended June 30,		Increase
	2008	2007	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$59,040	$53,101	11%
Operating expenses	$3,215	$2,737	17%
Percentage of net sales	5.4%	5.2%	4%

Operating Income from Continuing Operations

	For the Three Months Ended June 30,		Increase
	2008	2007	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$59,040	$53,101	11%
Operating income from continuing operations	$10	$223	(95)%
Percentage of net sales	0.1%	0.4%	(75)%

Other Expense

During the quarter ended June 30, 2008, we incurred $325,000 of interest expense, compared to $224,000 for the same period last year, primarily due to a higher average outstanding balance on our line of credit during the quarter ended June 30, 2008 as compared to the same period in the prior year.  We expect to regularly utilize larger amounts on our revolving line of credit, which will increase our interest expense in future periods.

Net Loss from Continuing Operations

During the quarter ended June 30, 2008, our net loss from continuing operations was $155,000, as compared to a net loss from continuing operations of $1,000 for the quarter ended June 30, 2007.  This increase in our net loss was primarily related to the factors discussed above, including our increased operational expenses, such as our investments relating primarily to our geographical expansion and our verykool® products.

Discontinued Operations

For the quarter ended June 30, 2008 we incurred a loss of $2.1 million from discontinued operations, as compared to a loss of $447,000 for the quarter ended June 30, 2007.  The loss was primarily a result of decreased sales in the U.S. and Mexico during 2008, as our more significant U.S. customers were acquired in the later part of 2007, and we wrote-down accounts receivable and inventory associated with those operations. As of June 30, 2008, our plans for the discontinued operations were substantially complete; however, the Company expects to continue to record adjustments and expenses through the discontinued operations as necessary.

Six Months ended June 30, 2008 Compared with Six Months ended June 30, 2007

Net Sales

For the six months ended June 30, 2008, our net sales from continuing operations of $126.9 million increased 30% compared to our net sales from continuing operations of $97.5 million for the same period of 2007.  Wireless handsets sold in the first six months of 2008 increased 20%, as compared to the first six months of 2007, due primarily to volume increases in Central and South America with existing and new customers.  However, this increase was offset by an 8% decrease in the average selling price of handsets, due to a larger mix of low-tier products sold.  Net sales in Central America increased 21% for the six months ended June 30, 2008, as compared to the same period a year earlier, and accounted for 27% of net sales for the six months ended June 30, 2008.  Our South America region sales continued to represent the majority of our business, accounting for 73% of our net sales in the first six months of 2008 as compared to 70% of our net sales for the first six months of 2007.  These regional shifts in net sales were the result of a number of factors as discussed above and below.

In South and Central America, we have expanded our customer base as well as our geographic presence by adding additional customers as well as expanding our business with existing customers, which has resulted in generally increased net sales over the past several years.  In addition, we continued to progress with our marketing and sales efforts of our proprietary verykool® line of products in Central and South America, resulting in sales of verykool® products accounting for nearly 8% of our net sales for the six months ended June 30, 2008.  In Central America, we increased sales 17% to $34.7 million for the six months ended June 30, 2008, compared to $29.6 million in the same period for 2007, which was primarily due to an unusually low sales level in the first quarter of 2007.  In South America, sales were $92.3 million for the six months ended June 30, 2008, a 36% increase, compared to $67.9 million for the same period in 2007.  This increase was primarily due to increased sales levels in existing countries and the opening of a new country in South America, specifically Colombia.

Net Sales by Geographic Region

	For the Six Months Ended June 30,		Increase
	2008	2007	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Central America	$34,694	$29,609	17%
South America	92,279	67,886	36%
Total	$126,973	$97,495	30%

Cost of Sales, Gross Profit and Gross Margin

For the six months ended June 30, 2008, cost of sales was $120.2 million, or 94.6% of net sales from continuing operations, and gross margin was 5.4%, as compared with $92.1 million, or 94.5% of net sales from continuing operations, and 5.5% for gross margin for the six months ended June 30, 2007. The slight increase in our total cost of sales as a percentage of net sales was due to higher levels of sales of lower margin products.   Our gross margin continues to be impacted by the change of product and regional mix of our sales, as different products and different regions have varying margins.

For the six months ended June 30, 2008, our gross profit increased to $6.8 million from $5.4 million, as compared with the same period in 2007, an increase of 27%. This increase in gross profit was primarily the result of overall increased sales levels, including the increase of verykool® products in our product mix, as those higher margin products continue to become a larger part of our net sales mix.

	For the Six Months Ended June 30,		Increase
	2008	2007	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$126,973	$97,495	30%
Cost of sales	120,159	92,132	30%
Gross profit	$6,814	$5,363	27%
Gross margin	5.4%	5.5%	(2)%

Operating Expense and Operating Loss from Continuing Operations

As a percentage of net sales from continuing operations, operating expense from continuing operations decreased to 5.4% in the six months ended June 30, 2008, compared with 5.9% in the same period last year.  The decrease in operating expense from continuing operations as a percentage of net sales from continuing operations was due to the increased overall net sales volume without a proportionate increase in related expenses.  For the six months ended June 30, 2008, operating expenses from continuing operations increased to $6.9 million as compared to $5.7 million for the same period last year.  The increase of expenses of 20% is primarily due to increased sales levels of 30% as discussed above.

For the six months ended June 30, 2008, our operating loss from continuing operations was $94,000, compared with operating loss from continuing operations of $385,000 for the six months ended June 30, 2007, an improvement of 76%. As a percentage of net sales, operating loss was 0.1% for the six months ended June 30, 2008, compared to a loss of 0.4% for the period ended June 30, 2007. The decrease in operating loss was a result of the increase in net sales and gross profits in excess of the increase of operating expenses, as discussed above.

Operating Expenses

	For the Six Months Ended June 30,		Increase
	2008	2007	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$126,973	$97,495	30%
Operating expenses	$6,909	$5,748	20%
Percentage of net sales	5.4%	5.9%	(8)%

Operating Loss from Continuing Operations

	For the Six Months Ended June 30,		Increase
	2008	2007	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$126,973	$97,495	30%
Operating loss	$(94)	$(385)	(76)%
Percentage of net sales	(0.1)%	(0.4)%	(75)%

Other Expense

During the six months ended June 30, 2008, we incurred $514,000 of interest expense, compared to $282,000 for the six months ended June 30, 2007, primarily due to a higher average outstanding balance on our line of credit during the six months ended June 30, 2008 as compared to the same period in the prior year.  We expect to regularly utilize larger amounts on our revolving line of credit, which will increase our interest expense in future periods.

Net Loss from Continuing Operations

During the six months ended June 30, 2008, our net loss from continuing operations was $481,000, as compared to a net loss from continuing operations of $391,000 in the same period last year.  This increase in our net loss was primarily related to increased operational expenses and investments relating primarily to the establishment and increased sales of our proprietary line of verykool® products offset by our increased net sales, including those of our verykool® products, and increased gross profits, offset by.

Net Loss from Discontinued Operations

For the six months ended June 30, 2008, we incurred a loss of $2.2 million from discontinued operations, as compared to a loss of $600,000 for the six months ended June 30, 2007.  The increased loss was primarily a result of decreased sales in the U.S. and Mexico during 2008, as our more significant U.S. customers were acquired in the later part of 2007, and we had to write-down accounts receivable and inventory associated with these operations. As of June 30, 2008, our plans for the discontinued operations were substantially complete; however, the Company expects to continue to record adjustments and expenses through the discontinued operations as necessary.

Financial Condition, Liquidity and Capital Resources

We generally use cash from our sales of products, lines of credit (bank and vendor) and sale of securities to provide capital needed to support our business.

Cash Used in Operating Activities

At June 30, 2008, we had $15.8 million in cash, a decrease of $4.8 million from December 31, 2007.  During the six months ended June 30, 2008, we used cash and continued to leverage our bank and vendor lines of credit to fund our growth.  The decrease in our use of the bank line of credit, was directly related to the decrease in accounts receivable during the six months ended June 30, 2008.   The net cash provided by operating activities was $3.8 million for the six months ended June 30, 2008, which resulted primarily from decreased accounts receivable partially offset by decreased accounts payable, and a decrease in our inventory levels.  The $8.8 million decrease in accounts receivable was primarily due to the timing of sales and the overall economic slowdown during the later part of the second quarter of 2008.  Inventory increased by $2.2 million and prepaid inventory decreased by $0.4 million, resulting in a total decrease of $1.8 million in inventory levels.  This net decrease was partially attributable to the increased sales levels of the verykool® products as we continued to expand the geographic countries and sales of these products. Accounts payable at June 30, 2008 decreased $7.2 million, compared to December 31, 2007, primarily due to payments to vendors and partners in the ordinary course during the six months ended June 30, 2008.  In addition, accrued expenses increased $1.7 million, due to timing of payments during the six months ended June 30, 2008.

Days of Sales Outstanding

Days of sales outstanding (the average number of days it takes to collect revenue after a sale is made) at June 30, 2008 were 71 days, compared with 67 days at December 31, 2007.  This increase was due to a few customers making payments shortly after the close of the second quarter of 2008, as more than 53% of our accounts receivable at June 30, 2008 were collected during the month of July.  Normal payment terms require our customers to pay on a net 30-day or net 60-day basis depending on the region. We are constantly working with our customers to reduce our days of sales outstanding. The extension of net 60-day terms was required to remain competitive in the regions we primarily operate, Central and South America. In an effort to obtain new customers and penetrate new markets, we sometimes offer terms beyond our normal terms.

Cash Used in Investing Activities

The net cash used in investing activities was $3,000 for the six months ended June 30, 2008, compared to net cash used of $1.3 million for the six months ended June 30, 2007. This use of cash is primarily the result of our investment related to geographic expansion, tooling and molds for our proprietary verykool® products.

Cash Used in Financing Activities

The net cash used in financing activities for the six months ended June 30, 2008 of $8.6 million was primarily the result of payments on our bank line of credit, partially offset by approximately $34,000 from the exercise of employee stock options.

Working Capital

Our net working capital at June 30, 2008 was $31.4 million, compared with $33.7 million at December 31, 2007. This decrease was primarily due to decreases in accounts payable and amounts drawn on our line of credit, for the six months ended June 30, 2008.

Borrowings

During the first quarter of 2008 we had a line of credit from Wells Fargo HSBC Trade Bank N.A., which provided for advances not to exceed 80% of eligible domestic accounts receivable and up to 85% of foreign-insured accounts receivable (depending on the country of the debtor), up to a maximum of $30 million.

On April 30, 2008, the Company entered into a Loan, Security and Bulk Purchase Agreement and a Letter of Credit and Security Agreement (collectively, the “Agreement”) with Wells Fargo Century, Inc. (“Lender”), replacing its existing asset-based secured credit facility with Wells Fargo HSBC Trade Bank, N.A.  Pursuant to the Agreement, Lender may advance up to $45,000,000 to the Company based on the expected collections of eligible receivables as well as value of the

Company’s eligible inventory determined in accordance with the Agreement.  The outstanding advances may not exceed the lesser of $45,000,000 or the sum of the value of the eligible receivables and eligible inventory (times their respective advance rates as set forth in the agreement).  The credit facility has a two-year term ending April 2010 and is secured by all assets of the Company. The interest rate for each borrowing under the credit facility will be, at the option of the Company, either the Wells Fargo Bank N.A. prime rate minus 0.50% or the LIBOR rate plus 2.00%. As of June 30, 2008, the majority of our debt was based on foreign-insured accounts receivable.

We have no other notes payable.

At June 30, 2008 and December 31, 2007, the amounts drawn against the line of credit were $18.1 million and $26.8 million, respectively.  Credit lines have been an important part of growing our business, and market changes affecting accounts receivable could diminish the borrowing base of available funds under our credit line. At June 30, 2008 and December 31, 2007, advances were at 67% and 96% of the available borrowing base.

Subsequent events

Subsequent to June 30, 2008, the Company settled an outstanding claim against a former service provider in which the Company is to receive $655,000.  Such amount is expected to be received and reflected in the statement of operations for the quarter ended September 30, 2008.

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

Interest Rate

We are exposed to market risk from changes in interest rates on our outstanding revolving line of credit. At June 30, 2008, we had $18.1 million outstanding under our line of credit, which could be affected by changes in short-term interest rates. Under our new borrowing facility we entered into in April 2008, the interest rate for funds borrowed is (i) Wells Fargo’s prime rate minus 0.50% (5.00% at June 30, 2008) or LIBOR plus 2.00% (2.46% at June 30, 2008). For every 1% increase in Wells Fargo’s prime rate or one-month LIBOR, our interest expense increases by $181,000 annually assuming $18.1 million remained outstanding for the entire year.

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

Market Risk

Substantial portions of our revenue and expenses are transacted in markets outside the United States; however, all sales transactions and accounts receivable are denominated in U.S. dollars. As a result of our international sales, our future operating results could be adversely affected by a variety of factors, including changes in specific countries’ political, economic or regulatory conditions, and trade protection measures.  Our market risk management includes an accounts receivable insurance policy for both our domestic and foreign sales.  However, there can be no assurance that our insurance policy will substantially offset the impact of fluctuations in currency exchange rates, political, economic or regulatory conditions on its results of operations and financial position. Foreign currency fluctuations did not have a material impact on our financial results during the three and six months ended June 30, 2008.   Please see “Consolidated Statement of Comprehensive Operations”.

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

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended June 30, 2008, that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, no such change occurred during such period.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Securities Class Actions

In the securities class action, captioned In Re: InfoSonics Corporation Securities Litigation, Lead Case No. 06 CV 1231, now pending before Judge Sammartino in the United States District Court for the Southern District of California, Plaintiffs filed a third amended consolidated complaint on May 23, 2008 against the Company and certain of its officers and directors.  The two prior complaints (including claims therein based on defendants’ restatement of first quarter 2006 earnings) were dismissed in part by the Court, with leave to amend.  The third amended consolidated complaint alleges violations of Section 10(b) of the Exchange Act and associated Rule 10b-5, Section 20(a) and Section 20A in connection with the announcement of the Company’s restatement of first quarter 2006 earnings and in connection with allegedly false and/or misleading statements related to the Company’s distribution of the VK Mobile phone.  Plaintiffs seek a declaration that their action is a proper class action pursuant to Rule 23(a) and (b)(3), unspecified damages, prejudgment and post-judgment interest, attorneys’ fees, expert witness fees, other costs, and other unspecified relief.  The plaintiffs purport to represent a class of purchasers of the Company’s stock during the period February 6, 2006 to August 9, 2006.  On August 8, 2008, prior to defendants filing a motion to dismiss or other responsive pleading to the third amended consolidated complaint, the parties entered into a Memorandum of Understanding (“MOU”), which will be followed by a Stipulation of Settlement, to resolve the case.  The MOU, which is contingent on preliminary and final Court approval (after appropriate notice) of this settlement as well as settlement of the derivative action noted below, among other contingencies, provides for, among other things, a dismissal with prejudice of the lawsuit, releases of the defendants, and a payment by the Company or its insurer of $3.8 million to plaintiffs (inclusive of any plaintiffs’ attorneys fees, to be determined by the Court).  It is anticipated that the settlement payment will be funded entirely by the Company’s insurer.  The MOU further provides that defendants deny any liability or responsibility for the claims made and make no admission of any wrongdoing.

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

Defendants filed a motion to dismiss the consolidated complaint on the grounds, among others, that the plaintiffs had failed to make a demand on the Company’s board of directors and to adequately allege their other purported claims.  On September 4, 2007, the Court granted defendants’ motion to dismiss for failure to make a demand on the board, and also granted with prejudice the motion to dismiss the Sarbanes-Oxley claim.  On August 6, 2008, prior to the deadline for plaintiffs to file an amended complaint, the parties entered into an MOU, which will be followed by a Stipulation of Settlement, to resolve the case.  The MOU, which is contingent on preliminary and final Court approval (after appropriate notice) of this settlement and the securities settlement noted above, among other contingencies, provides for, among other things, a dismissal with prejudice of the lawsuit, releases of the defendants, corporate governances changes and a payment by the Company or its insurer of plaintiffs’ attorneys fees to be ordered by the Court up to a maximum of $350,000.  It is anticipated that the settlement payment will be funded entirely by the Company’s insurer.  The MOU further provides that defendants deny any liability or responsibility for the claims made and make no admission of any wrongdoing.

We may become involved in certain other legal proceedings and claims which arise in the normal course of business. Other than as described above, as of June 30, 2008, we did not have any significant litigation outstanding.

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

We have been recently experiencing net losses and expect net losses may continue for the near future. If we continue to operate at a loss, our business may not be financially viable.

We have experienced losses and negative cash flows for the year ended 2007 and the first and second quarters of 2008.  As of June 30, 2008, we had working capital of approximately $30.1 million.  While we remain optimistic for future prospects, given the economic slowdown and consolidation in the U.S. and the economic slowdown in the Latin American markets that we serve, we cannot adequately evaluate the financial viability of our business and our long-term prospects.

To achieve profitability we must, among other things:

•              Continue to increase gross profits while controlling operational expenses;

•              Continue to work with our OEM vendors for increased margin opportunities; and

•              Generate sales and consumer demand for our verykool® products.

If we do not succeed in these objectives, our business might continue experiencing losses and may not be sustainable in the future.

We have outstanding indebtedness, which is secured by substantially all our assets and could prevent us from borrowing additional funds, if needed.

As of June 30, 2008, we had outstanding debt in the amount of $18.1 million under a bank credit facility.  In April 2008, we entered into a Loan, Security and Bulk Purchase Agreement and a Letter of Credit and Security Agreement with Wells Fargo Century, Inc., replacing our existing asset-based secured credit facility with Wells Fargo HSBC Trade Bank, N.A.  Under the new two-year credit facility, Wells Fargo Century, Inc. may advance us up to $45,000,000 based on the expected collections of eligible receivables as well as the value of our eligible inventory as determined in accordance with the terms of the facility. Any significant decrease in our level of eligible accounts receivable or inventory will reduce our ability to borrow additional funds under the new credit facility and may affect our ability to adequately finance our operations and expansion strategies. Further, if we violate our loan covenants, default on our obligations or become subject to a change of control, our indebtedness would become immediately due and payable. In addition, the terms of our new credit facility restrict us from incurring certain additional indebtedness, which could limit our ability to expand our operations. Some of our loan covenants subject us to, among other things, limits on our ability to sell certain assets and make certain payments, including, but not limited to, dividends, repurchases of common stock and other payments outside the normal course of business, as well as prohibitions on merging or consolidating with another corporation or selling all or substantially all of our assets.  As of June 30, 2008, the Company was in compliance with the covenants of the new credit facility.  If any of these adverse events occur or we are unable to renew our new credit facility or enter into an adequate credit relationship as needed, our business’ financial condition or operating results could be negatively affected.

We have and could lose customers or orders as well as potential customers and orders as a result of consolidation in the wireless telecommunications carrier industry.

In recent years, there has been significant consolidation in the wireless industry, particularly in the United States rural service area market, which has caused extreme price competition and reduced our number of customers and potential customers.  For example, in 2007, consolidation in regional United States carriers greatly reduced our existing and potential customer base, which negatively impacted our business and led to our decision to discontinue our operations in the United States leading to a substantial loss relating to discontinued operations.   Additional consolidations could further erode our current and potential markets, which could lead to, among other things, reduced sales volume and margins and greater fluctuations in our periodic results as well as carrying value of our inventory.

We buy a significant amount of our products from a limited number of suppliers, who may not provide us with competitive products at reasonable prices when we need them in the future.

We purchase wireless handsets and accessories principally from wireless communications equipment manufacturers and distributors. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing and other terms, as well as on our suppliers’ quantity and financial stability. For the quarter ended June 30, 2008, three suppliers accounted for 74%, 10% and 10%, respectively, of our total cost of sales.  We currently have one exclusive and several non-exclusive agreements with our principal suppliers, which can be terminated on short notice and provide for certain territorial restrictions. Our suppliers may not offer us competitive products on favorable terms or with timely delivery. In addition new products from other manufacturers could impact the demand for products from manufacturers we represent. From time to time, we have been unable to obtain sufficient product supplies. Any failure or delay by our suppliers, particularly our three primary vendors, in supplying us with products on favorable terms may severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if these suppliers are unable to fulfill our product needs, or if any principal supplier imposes substantial price increases and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations and financial conditions.

The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers will have a negative impact upon our revenues and could cause our stock price to decline.

Our three largest customers in the quarter ended June 30, 2008 represented 25%, 22% and 17% of our net sales.  These customers are carriers in Latin America. The markets we serve are subject to significant price competition. Additionally, our customers are not contractually obligated to purchase products from us. For these and other reasons, such as competitive pricing and competitive pressures, customers may seek to obtain products or services from us at lower prices than we have been able to obtain from these customers in the past. This could occur, for example, in the case of a customer purchasing large quantities of a product from us, who then terminates this relationship because the customer can obtain a lower price by buying directly from the manufacturer or other supplier. The loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity. In addition, we have experienced losses of certain customer bases through industry consolidation and in the ordinary course of business.  Recent losses include our U.S. and Mexico customer bases where we decided in second quarter 2008 to discontinue operations, thereby restricting potential customer geography. Overall, there can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods, with any such customer decisions having the potential to adversely affect our business operations and profitability.

Almost all of our revenues will be generated outside of the United States in countries that may have volatile currencies or other risks in the foreseeable future.

We now engage in all of our significant sales activities in territories and countries outside of the United States, particularly Latin American countries, as we discontinued operations in the United States (as well as Mexico) in the second quarter 2008.  All our sales transactions are completed in U.S. dollars and therefore may be impacted by changes in the strength of the U.S. dollar. Further, the fact that we distribute a substantial amount of our products into a number of territories and countries other than the United States exposes us to, among other things, increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater and more unpredictable inflationary and currency pressures, and shipping delays. Changes may occur in social, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the territories and countries where we currently distribute products. United States laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could have material adverse effects on our business and operations. Also, although we purchase and sell products and services in U.S. dollars and do not engage in exchange swaps, futures or options contracts or other hedging techniques, fluctuations in currency exchange rates could reduce demand for products sold in U.S. dollars. We cannot predict the effect that future exchange rate fluctuations will have on our operating results or financial position. We may in the future engage in currency hedging transactions, which could result in our incurring significant additional financial risks, including expenses and losses.

We may not be able to continue to support the realization of our deferred tax asset.

We calculate income taxes in accordance with SFAS 109, Accounting for Income Taxes (“SFAS 109”), which requires the use of the asset and liability method. In accordance with SFAS 109, we regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered from (a) reversals of deferred tax liabilities, (b) potential utilization of net operating loss carrybacks, (c) tax planning strategies and (d) future taxable income. At June 30, 2008, our deferred tax asset was $2.7 million, for which we have not established a valuation allowance. We recognized the deferred tax asset because management believes, based on detailed financial projections, that it is more likely than not, we will have sufficient future earnings to utilize this asset to offset future income tax liabilities. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires the future occurrence of circumstances that cannot be predicted with certainty. We cannot assure you that we will achieve sufficient future taxable income as the basis for the ultimate realization of our deferred tax asset and therefore we may have to establish a full or partial valuation allowance at some point in the future. If we determine that a valuation allowance is necessary, this would require us to incur a charge to earnings that would adversely affect our capital position.  At June 30, 2008, we had $2.7 million of allowable deferred tax assets for regulatory capital purposes, which is the amount that is expected to be recovered based on a two-year net operating loss carryback calculation. There is no assurance that we will be able to continue to recognize any or the entire deferred tax asset for regulatory capital purposes.

Our ability to attain future profitability depends on our ability to increase existing margins, including through increased net sales, which we may not be able to do.

The gross margins that we realize on sales of wireless handsets may not increase or could be reduced due to, among other things, increased competition and a growing industry and customer emphasis on cost containment, thereby negatively affecting our ability to become profitable again.  Our ability to obtain future profitability will continue to depend on our ability to increase our margins through increased sales (either through a higher volume of sales of wireless handset products or a higher average price per wireless handset product) or lower our cost of sales. However, we may not be able to increase existing margins for products or services we offer. Our ability to generate sales is based on demand for wireless handset products that we can deliver and our having an adequate supply of these products to cover demand. Even if our sales rates increase, the gross margins that we receive from our sales may not be sufficient to make our future operations profitable as our cost of sales may increase at higher rates. For example, in 2007 and during the first half of 2008, although we had higher sales, we were unprofitable due to lower gross margins, as well as, among other things, higher operating expenses. We cannot guarantee that we will be able to improve gross margins, including increasing sales, or do so in a profitable manner in the future.

If the trading price of our common stock remains below $1.00 for an extended period of time, our common stock may, among other things, be delisted from The Nasdaq Global Market or Nasdaq markets altogether adversely affecting the value of our common stock.

Between January 1, 2006 and August 8, 2008, our common stock share price fluctuated between $0.58 and $16.52 per share, and on August 8, 2008 closed at $0.69 per share. Under Nasdaq Market Rules, among other things, if our share price is under $1.00 per share for an extended period of time, our stock could be delisted from The Nasdaq Global Market, be transferred to a listing on The Nasdaq Capital Market, or be delisted from the Nasdaq markets altogether.

On July 10, 2008, we received a Nasdaq Staff Deficiency letter indicating that, for the last thirty consecutive business days, the bid price for the Company’s common stock closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Stock Market under Nasdaq Market Rules.  In accordance with such rules, the Company has been provided an initial period of 180 calendar days, or until January 6, 2009, to regain compliance. The letter states that the Nasdaq staff will provide written notification that the Company has achieved compliance if at any time before January 6, 2009, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of ten consecutive business days, although the letter also states that the Nasdaq staff has discretion to require compliance for a period in excess of ten consecutive business days, but generally no more than twenty consecutive business days, under certain circumstances.

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

Further, if our common stock were to be delisted from the Nasdaq markets, and our trading price remained below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a “penny stock.” In addition, many brokerage firms are reluctant to recommend low-priced stocks to their clients. Further, various regulations and policies may restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in our stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher-priced stocks, the price of our common stock could result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock. All of these risks could severely limit the market liquidity of our common stock and the ability of investors to trade our common stock, thereby negatively impacting share price.

Item 2.    Unregistered Sales of Equity Securities and Use Of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

On June 9, 2008, we held our 2008 Annual Meeting of Stockholders.  At that meeting, our stockholders took the following actions on the following proposals by the vote of shares indicated:

(a)           The election of the following directors to serve on our Board of Directors, each director to serve until the next annual meeting of stockholders or until their respective successor is elected and qualified:

Name	Votes Cast For	Votes Against	Votes Withheld
Joseph Ram	11,929,412	—	1,792,004
Abraham G. Rosler	11,807,892	—	1,913,524
Randall P. Marx	11,933,692	—	1,787,724
Robert S. Picow	11,933,992	—	1,787,424
Kirk A. Waldron	11,933,692	—	1,787,724

(b)           The ratification of the employment of Singer Lewak Greenbaum & Goldstein LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008:

For: 13,458,303	Against: 96,139	Abstain: 166,974	Not Voted: 0

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number		Description of Exhibit
10.1		Distribution Agreement by and between InfoSonics Corporation and Samsung Electronics Argentina S.A. effective as of April 8, 2008 (1).
10.2	*	Employment Agreement dated April 8, 2008, by and between InfoSonics Corporation and Joseph Ram (1).
10.3	*	Employment Agreement dated April 8, 2008, by and between InfoSonics Corporation and Jeffrey Klausner (1).
10.4	*	Employment Agreement dated April 8, 2008, by and between InfoSonics Corporation and Abraham Rosler (1).
10.5		Seventh Amendment to Credit Agreement by and between InfoSonics Corporation and Wells Fargo HSBC Trade Bank, N.A. entered into on April 21, 2008 (2).
10.6		Loan Security and Bulk Purchase Agreement dated April 30, 2008, by and between InfoSonics Corporation and Wells Fargo Century Inc. (3)
10.7		Letter of Credit and Security Agreement dated April 30, 2008, by and between InfoSonics Corporation and Wells Fargo Century Inc. (3)
10.8		Stock Purchase and Sale Agreement dated January 19, 2005, by and between InfoSonics Corporation and Fanrock Investments Limited (4)
10.9		Amendment No.1 to Stock Purchase and Sale Agreement dated May 15, 2008, by and between InfoSonics Corporation and Fanrock Investments Limited (4)
10.10		Common Stock Purchase Agreement dated May 15, 2008, by and between InfoSonics Corporation and Fanrock Investments Limited (4)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+).
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+).
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (+).
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (+).

(1)  Incorporated by reference from the Company’s Current Report on Form 8-K, filed on April 14, 2008.

(2)  Incorporated by reference from the Company’s Current Report on Form 8-K, filed on April 23, 2008.

(3)  Incorporated by reference from the Company’s Current Report on Form 8-K, filed on May 6, 2008.

(4)  Incorporated by reference from the Company’s Current Report on Form 8-K, filed on May 19, 2008.

(+)  Filed herewith.

(*)  Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfoSonics Corporation

Date: August 14, 2008	By:	/s/ Joseph Ram
Joseph Ram
Chief Executive Officer and President

Date: August 14, 2008	By:	/s/ Jeffrey Klausner
Jeffrey Klausner
Chief Financial Officer