Form 10-Q
period 2008-09-30
INFOSONICS CORP
filed 2008-11-14
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

Yes  ☐   No  ☒

As of November 14, 2008, the Registrant had 15,010,808 shares outstanding of its $.001 par value common stock.

InfoSonics Corporation and Subsidiaries

Quarterly Report on Form 10-Q For The Period Ended September 30, 2008

Part I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$10,189,774	$20,652,154
Trade accounts receivable, net of allowance for doubtful accounts of $427,326 (unaudited) and $558,342	37,314,003	38,027,013
Other receivables (Note #13)	4,150,000	—
Inventory, net of reserves of $257,556 (unaudited) and $580,438	8,304,763	13,479,861
Prepaid inventory	94,986	461,990
Prepaid expenses	137,520	87,753
Prepaid taxes	338,679	334,990
Assets of discontinued operations	4,733,849	14,118,308
Deferred tax asset – current	1,270,757	1,203,417

Total current assets	66,534,331	88,365,486

Property and equipment, net	691,289	1,301,985
Intangible assets	504,000	504,000
Deferred tax asset – non-current	1,454,789	1,401,671
Other assets	118,072	110,660

Total assets	$69,302,481	$91,683,802

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Line of credit	$13,909,497	$26,755,100
Accounts payable	11,860,580	20,821,601
Accrued expenses	7,551,536	1,105,972
Liabilities of discontinued operations	1,365,623	5,895,687
Income taxes payable	41,000	80,560

Total current liabilities	34,728,236	54,658,920

Total liabilities	34,728,236	54,658,920

Commitments and contingencies (Note #13)

Stockholders’ equity:
Preferred stock, $0.001 par value 10,000,000 shares authorized (no shares issued and outstanding as of applicable period end)	—	—
Common stock, $0.001 par value 40,000,000 shares authorized (14,910,808 and 14,647,067 shares issued and outstanding as of applicable periods end)	14,911	14,647
Additional paid-in capital	31,607,493	31,505,990
Accumulated other comprehensive loss	(38,597)	(31,190)
Retained earnings	2,990,438	5,535,435

Total stockholders’ equity	34,574,245	37,024,882

Total liabilities and stockholders’ equity	$69,302,481	$91,683,802

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Net sales	$52,883,848	$64,398,368	$179,857,086	$161,893,605
Cost of sales	49,982,339	60,459,366	170,141,235	152,591,568

Gross profit	2,901,509	3,939,002	9,715,851	9,302,037
Operating expenses	3,210,515	3,622,188	10,127,587	9,370,485

Operating income (loss) from continuing operations	(309,006)	316,814	(411,736)	(68,448)

Other income (expense)
Other income	653,181	2,094,918	582,700	2,094,918
Interest (expense)	(33,735)	(360,122)	(477,456)	(641,789)

Income (loss) from continuing operations before benefit for income taxes	310,440	2,051,610	(306,492)	1,384,681
Benefit (provision) for income taxes	(128,410)	(134,408)	(1,054)	141,126

Income (loss) from continuing operations	182,030	1,917,202	(307,546)	1,525,807
Loss from discontinued operations, net of tax (Note #11)	(80,633)	(1,543,767)	(2,237,452)	(2,157,749)

Net income (loss)	$101,397	$373,435	$(2,544,998)	$(631,942)

Basic earnings (loss) per share
From continuing operations	$0.01	$0.13	$(0.02)	$0.11
From discontinued operations	$(0.01)	$(0.11)	$(0.15)	$(0.15)
Net income (loss)	$0.01	$0.02	$(0.17)	$(0.04)
Diluted earnings (loss) per share
From continuing operations	$0.01	$0.12	$(0.02)	$0.11
From discontinued operations	$(0.01)	$(0.10)	$(0.15)	$(0.15)
Net income (loss)	$0.01	$0.02	$(0.17)	$(0.04)

Basic weighted-average number of common shares outstanding	14,910,808	14,474,353	14,850,469	14,416,322

Diluted weighted-average number of common shares outstanding	15,298,685	15,722,324	14,850,469	14,416,322

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Comprehensive Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Net profit (loss)	$101,397	$373,435	$(2,544,998)	$(631,942)
Other comprehensive loss:
Foreign currency translation adjustments	(3,504)	1,596	(7,407)	(17,655)
Comprehensive income (loss)	$97,893	$375,031	$(2,552,405)	$(649,597)

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,544,998)	$(631,942)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	498,782	207,185
Provision for bad debt	(131,016)	(12,177)
Impairment on fixed assets	(13,126)	57,785
Provision for obsolete inventory	(322,882)	553,857
Stock option expense	67,481	143,035
(Increase) decrease in
Trade accounts receivable	(3,301,740)	(8,677,376)
Inventory	5,497,980	(14,316,154)
Prepaid inventory	367,004	(610,821)
Prepaid expenses	(49,767)	(56,093)
Prepaid taxes	(3,689)	14,919
Other assets	(7,412)	(101,322)
Deferred tax asset current	(67,340)	(203,363)
Deferred tax asset non current	(53,118)	(411,634)
Increase (decrease) in
Accounts payable	(8,961,021)	1,800,549
Accrued expenses	6,445,564	671,277
Income tax liabilities	(39,560)	13,700

Cash used in continuing operations	(2,618,858)	(21,558,575)
Cash provided by (used in) discontinued operations	5,042,304	868,192
Net cash provided by (used in) operating activities	2,423,446	(20,690,383)

Cash flows from investing activities:

Purchase of property and equipment	125,038	(1,357,573)
Cash provided by (used in) discontinued operations	(192,142)	14,618
Net cash used in investing activities	(67,104)	(1,342,955)

Cash flows from financing activities:
Borrowings from line of credit	186,370,107	378,322,428
Payments on line of credit	(199,215,710)	(376,300,542)
Cash received for stock, options and warrants	34,286	263,037

Net cash provided by (used in) financing activities	(12,811,317)	2,284,923

Effect of exchange rate changes on cash	(7,405)	(17,655)

Net decrease in cash and cash equivalents	(10,462,380)	(19,766,070)

Cash and cash equivalents, beginning of period	20,652,154	29,700,994

Cash and cash equivalents, end of period	$10,189,774	$9,934,924

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

The unaudited consolidated balance sheet at and statements of operations as of September 30, 2008 do not include all of the information and notes required by GAAP for complete financial statements. The unaudited consolidated balance sheet, the unaudited consolidated statements of operations and the unaudited consolidated statements of comprehensive operations as of or for the nine months ended September 30, 2008 and the unaudited consolidated statement of cash flows for the three and nine months ended September 30, 2008 are not necessarily indicative of the financial condition, operating results or cash flows that may be expected for the full fiscal year of 2008 or for any future period.

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

On December 28, 2007, the Securities and Exchange Commission (“SEC”) staff published Staff Accounting Bulletin No. 110 (SAB 110), which updates SAB 107 and provides the SEC staff’s views on a variety of matters relating to stock-based payments. SAB 110 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the unaudited results of operations for the three and nine months ended September 30, 2008 and 2007 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Officer compensation	$—	$—	$—	$1,916
Non-employee directors	3,451	3,451	10,353	10,353
Sales, general and administrative	23,677	34,809	57,128	130,766
Total stock option expense, included in total operating expenses	$27,128	$38,260	$67,481	$143,035

Our stock options vest on an annual or a monthly basis. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. SFAS 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three and nine months ended September 30, 2008, we recorded an expense of $27,128 and $67,481, respectively, related to options previously granted and granted during the first nine months of 2008. During each of the three and nine months ended September 30, 2007, we recorded an expense of $38,260 and $143,035, respectively, related to options previously granted and granted during the first nine months of 2007. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2008 and 2007: risk-free interest rate of 1.47% in 2008 and 4.66% in 2007, based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0 percent as the Company has not, and does not intend to, issue dividends; and expected lives of 3 to 6 years based upon the historical life of options. For grants in 2008 and 2007, the expected volatility used ranged from 88% to 89%, based on the Company’s historical stock price fluctuations for a period matching the expected life of the options. As of September 30, 2008, there was $167,000 of total unrecognized compensation costs related to the non-vested stock options. That cost is expected to be recognized over the next weighted-average period of 3.25 years.

A summary of option activity under all of the above plans as of September 30, 2008 and changes during the nine months then ended is presented in the table below:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2007	2,606,936	$2.66	1.88	—
Granted	183,000	$1.04	5.44	—
Exercised	263,740	$0.13		—
Forfeited	357,752	$2.47		—
Outstanding at September 30, 2008	2,168,444	$2.87	2.54	—
Vested and expected to vest	2,168,444	$2.87	2.54	—
Exercisable at September 30, 2008	2,015,513	$2.98	2.33	—

A summary of the status of the Company’s non-vested options at September 30, 2008 and changes during the nine months ended September 30, 2008 is presented below:

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2007	23,333	$5.32
Granted	183,000	$1.04
Vested	10,903	$4.64
Forfeited	42,500	$1.04
Non-vested at September 30, 2008	152,930	$1.31

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2008 was $1.04. The total intrinsic value of options granted during the nine months ended September 30, 2008 and 2007 was $0 and $0, respectively. There was $34,000 and $263,000 of cash received from options exercised for the nine months ended September 30, 2008 and 2007, respectively.

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

Common shares from exercise of certain options and warrants have been excluded from the computation of diluted earnings per share because their exercise prices are greater than the Company’s weighted-average stock price for the period. For the three months ended September 30, 2008 and 2007, the number of shares excluded was 2,957,628 and 2,522,267, respectively. Since their effect would have been anti-dilutive, for the nine months ended September 30, 2008 and 2007, the number of shares excluded was 3,150,644 and 3,770,238, respectively, from the computation of net loss per share.

NOTE 4. Income Taxes

The Company adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. At the date of adoption, and as of December 31, 2007 and September 30, 2008, the Company does not have a liability for unrecognized tax benefits. The Company concluded that at this time there are no uncertain tax positions. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings.

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review,

The Company is subject to US federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2002 through 2007 remain open to examination. As of September 30, 2008, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

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

NOTE 5. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories. The Company provides for the possible inability to sell its inventory by recording a reserve. As of September 30, 2008 and December 31, 2007, the inventory reserve was $258,000 and $580,000, respectively. As of September 30, 2008, we had inventory in-transit of $232,000, which is under the control of a common freight carrier until it arrives at one of our customer facilities. This inventory is owned by the Company while it is in-transit. From time to time, the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of September 30, 2008 and December 31, 2007, the prepaid inventory balances were $95,000 and $462,000, respectively. Included in Assests for discontinued operations as of September 30, 2008 and December 31, 2007 is inventory balances of $2,030,000 and $7,067,000, respectively. Inventory consists of the following:

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
Finished goods	$8,330,700	$14,060,213
Inventory in-transit	231,619	86
Inventory reserve	(257,556)	(580,438)
Net inventory	$8,304,763	$13,479,861

NOTE 6. Property and Equipment

Property and equipment are primarily located in the United States and Mexico, with the exception of $7,000 located in Asia, and consisted of the following as of the dates presented:

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
Machinery and equipment	$462,180	$437,954
Furniture and fixtures	106,314	117,491
Tooling and molds	1,088,378	1,257,636
Subtotal	1,656,872	1,813,081
Less accumulated depreciation	965,583	511,096
Total	$691,289	$1,301,985

Depreciation expense was $161,725 and $55,926 for the three months ended September 30, 2008 and 2007, respectively. Depreciation expense was $498,782 and $207,185 for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 7. Accrued Expenses

As of September 30, 2008 and December 31, 2007, accrued expenses consisted of the following:

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
Accrued product costs	$2,538,529	$1,031,147
Accrued legal settlement	4,150,000	—
Other accruals (including taxes)	863,007	74,825
Total	$7,551,536	$1,105,972

NOTE 8. Borrowings

Until April 30, 2008, the Company had a line of credit from Wells Fargo HSBC Trade Bank N.A., which provided for advances not to exceed 80% of eligible domestic accounts receivable and up to 85% of foreign-insured accounts receivable (depending on the country of the debtor), up to a maximum of $30,000,000.

Under the Wells Fargo HSBC Trade Bank line of credit, interest was payable on a monthly basis (i) at Wells Fargo’s prime rate minus 0.25% or (ii) at the one-month LIBOR plus 1.50%. The interest rate floated at Wells Fargo’s prime rate minus 0.25% or was at LIBOR plus 1.5% if the debt was a fixed amount drawn upon. The line of credit was collateralized by substantially all of the assets of the Company, and was to expire October 1, 2008. At December 31, 2007, the amount drawn against this the line of credit was $26,755,100.

On April 30, 2008, the Company entered into a Loan, Security and Bulk Purchase Agreement and a Letter of Credit and Security Agreement (collectively, the “Agreement”) with Wells Fargo Century, Inc. (“Lender”), replacing the then existing asset-based secured credit facility with Wells Fargo HSBC Trade Bank, N.A. Pursuant to the Agreement, the Lender may advance up to $45,000,000 to the Company based on the expected collections of eligible receivables as well as value of the Company’s eligible inventory determined in accordance with the Agreement. The outstanding advances may not exceed the lesser of (i) $45,000,000 or (ii) the sum of the value of the eligible receivables and eligible inventory multiplied by their respective advance rates as set forth in the Agreement ($32.2 million as of September 30, 2008). At September 30, 2008, the majority of our debt was based on foreign accounts receivable. The Lender credit facility has a two-year term ending April 2010 and is secured by all of the assets of the Company. The interest rate for each borrowing under the credit facility is, at the option of the Company, either the Wells Fargo Bank N.A. prime rate minus 0.50% (5.00% at September 30, 2008) or the LIBOR rate plus 2.00% (2.93% at September 30, 2008). At September 30, 2008, the amounts drawn against the line of credit was $13,909,497. As of September 30, 2008, the Company was in compliance with the covenants of the new credit facility. If any adverse events occur or we are unable to renew our new credit facility or enter into an adequate credit relationship as needed, our business’ financial condition or operating results could be negatively affected.

The Company has no other notes payable.

NOTE 9. Stockholders’ Equity

Stock Options

Effective March 18, 2008 and May 13, 2008, the Company granted options to purchase an aggregate of 180,500 and 2,500 shares, respectively, of its common stock to certain non-executive employees (the “Employee Options”). One-fourth of the total options subject to these option grants become exercisable one year from the date of grant, and 1/48th of the total options become exercisable each month thereafter until fully vested. These options have exercise prices of $1.04 per share, which was the closing price per share of the Company’s common stock on each of March 18, 2008 and May 13, 2008, and expire six years from the date of grant. See Note 2 for Stock-Based Compensation discussion.

Common Stock

On May 15, 2008, the Company agreed to issue 100,000 unregistered shares of common stock in connection with an amendment to a then existing agreement with an unrelated partner. The shares were issued October 20, 2008. The amendment modifies a profit sharing agreement to increase the portion of profit sharing the Company earns. The increase in the portion of the profit sharing to the Company is retroactive to January 1, 2008 and continues to December 31, 2008.

NOTE 10. Recent Accounting Pronouncements

Recently adopted:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS 157 did not have a material impact on the Company’s results of operations and financial position.

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

Recently issued:

The Financial Accounting Standards Board (FASB) has issued FASB Statements No. 141 (revised 2007) (“SFAS 141R”), Business Combinations, and No. 160 (“SFAS 160”), Noncontrolling Interests in Consolidated Financial Statements. These new standards represent the completion of the FASB’s first major joint project with the International Accounting Standards Board (IASB). The FASB and the IASB first initiated the joint project that resulted in the new standards because U.S. generally accepted accounting principles and International Financial Reporting Standards (IFRS) differed widely in their approach to accounting for business combinations. The IASB plans to issue its counterpart standards IFRS 3 (revised), Business Combinations, and International Accounting Standard 27 (as revised in 2007), Consolidated and Separate Financial Statements, early next year. The new standards to be issued by the IASB are expected to contain the same fundamental principles as those of the FASB, but will diverge with respect to certain issues.

In SFAS 141(R), the FASB retained the fundamental requirements of SFAS 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the fair value principles in the revised Statement are a major change from SFAS 141’s cost allocation process, together with other revisions from past practice. Among numerous changes, SFAS 141(R) requires the acquiring entity in a business combination to:

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

SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders’ equity. SFAS 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, the Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.

The final business combinations and noncontrolling interest statements are effective for annual periods beginning on or after December 15, 2008. The Statements should be applied on a prospective basis, except for the presentation and disclosure requirements of SFAS 160, which must be applied retrospectively. Entities are prohibited from adopting the Statements before their effective dates The Company does not believe adoption of SFAS 141(R) and SFAS 160 will have a material effect on the Company’s financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161) “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe adoption of SFAS 161 will have a material effect on the Company’s financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards SFAS No. 162 (“SFAS 162”) “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not expect adoption of SFAS 162 to have a material impact on the Company’s financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163 (“SFAS 163”), “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60,” which requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation, and clarifies how FASB Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  Management is currently assessing the effect of SFAS 163 on the Company’s financial statements.

NOTE 11.  Discontinued Operations

During the quarter ended June 30, 2008, the Company assessed opportunities in the United States and Mexico, and the Company began to implement actions necessary to close sales operations in both of those countries, which actions continued in the third quarter of 2008. These two areas accounted for less than 1% of our net sales in the first nine months of 2008, as compared to 13% of our net sales for the first nine months of 2007. Due to the changing environment and consolidation in the United States of the regional cellular carriers, along with the challenges of opening sales relations with the cellular carriers in Mexico, management determined that it was necessary to take decisive actions to mitigate further losses. The results of the unaudited discontinued operations are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Net Sales	$113,876	$4,962,047	$847,312	$24,131,121
Gross profit	(4,568)	(1,284,330)	(1,328,603)	(301,749)
Operating income (loss)	$(257,571)	$(1,552,024)	$(3,569,356)	$(2,635,157)
Identifiable assets	$4,733,849	$13,129,919	$4,733,849	$13,129,919
Capital expenditures	$—	$3,740	$—	$9,519
Depreciation and amortization	$5,420	$8,297	$20,787	$24,775

Liabilities of discontinued operations consist primarily of accounts payable. Assets of discontinued operations are as follows:

	September 30, 2008	December 31, 2007
	(unaudited)	(audited)
Accounts Receivable	$1,083,057	$5,721,128
Inventory	2,030,157	7,067,413
Prepaid Taxes	900,496	892,458
Deferred Tax Assets	551,421	—
Other Assets	168,718	437,309
Total	$4,733,849	$14,118,308

As of September 30, 2008, the plans for the discontinued operations were substantially complete; however, the Company expects to continue to record adjustments and expenses through discontinued operations as necessary.

NOTE 12. Geographic Information

The Company currently operates in one business segment. All fixed assets are located in Company or third party facilities in the United States, Asia and Mexico. The unaudited net sales by geographical area for the three and nine months ended September 30, 2008 and 2007 were:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Central America	$8,826,072	$23,331,592	$43,519,895	$52,941,013
South America	44,057,777	41,066,777	136,337,191	108,952,592
Total	$52,883,849	$64,398,369	$179,857,086	$161,893,605

NOTE 13. Commitments and Contingencies

Securities Class Actions

In the securities class action, captioned In Re: InfoSonics Corporation Securities Litigation, Lead Case No. 06 CV 1231, now pending before Judge Sammartino in the United States District Court for the Southern District of California, Plaintiffs filed a third amended consolidated complaint on May 23, 2008 against the Company and certain of its officers and directors. The two prior complaints (including claims therein based on defendants’ restatement of first quarter 2006 earnings) were dismissed in part by the Court, with leave to amend. The third amended consolidated complaint alleges violations of Section 10(b) of the Exchange Act and associated Rule 10b-5, Section 20(a) and Section 20A in connection with the announcement of the Company’s restatement of first quarter 2006 earnings and in connection with allegedly false and/or misleading statements related to the Company’s distribution of the VK Mobile phone. Plaintiffs seek a declaration that their action is a proper class action pursuant to Rule 23(a) and (b)(3), unspecified damages, prejudgment and post-judgment interest, attorneys’ fees, expert witness fees, other costs, and other unspecified relief. The plaintiffs purport to represent a class of purchasers of the Company’s stock during the period February 6, 2006 to August 9, 2006. On August 8, 2008, prior to defendants filing a motion to dismiss or other responsive pleading to the third amended consolidated complaint, the parties entered into a Memorandum of Understanding to resolve the case. On October 17, 2008, the parties entered a Stipulation and Agreement of Settlement (the “Securities Settlement”) of the case, which provides the securities class action settlement is contingent on preliminary and final Court approval (after appropriate notice), as well as settlement of the derivative action noted below, among other contingencies, and provides for, among other things, a dismissal with prejudice of the lawsuit, releases of the defendants, and a payment by the Company or its insurer of $3.8 million to plaintiffs (inclusive of any plaintiffs’ attorneys fees, to be determined by the Court). It is anticipated that the settlement payment will be funded entirely by the Company’s insurer. The Securities Settlement further provides that defendants deny any liability or responsibility for the claims made and make no admission of any wrongdoing. On October 30, 2008, the Court took under submission without oral argument the request for an order preliminarily approving the Securities Settlement.

Derivative Action

In the derivative action, captioned In Re InfoSonics Corporation Derivative Litigation, Lead Case No. 06 CV 1336, now pending before Judge Sammartino in the United States District Court for the Southern District of California, plaintiffs filed a consolidated complaint on November 6, 2006, purportedly on behalf of the Company against certain of its officers and directors, and the Company as a nominal defendant. The consolidated complaint alleges claims for violations of Section 14(a) of the Exchange Act, Sections 25402 and 25403 of the California Corporations Code, disgorgement under the Sarbanes-Oxley Act of 2002, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, rescission, a constructive trust, and an accounting, in connection with the Company’s restatement of first quarter 2006 earnings and in connection with allegations of wrongdoing with respect to granting, exercising, accounting and reporting of the stock options that the Company granted in December 2005. Plaintiffs seek unspecified damages, declaratory relief regarding the Sarbanes-Oxley Act of 2002, Section 14(a) of the Exchange Act, and the legality of stock options, a constructive trust, restitution, disgorgement, modification of certain corporate governance and internal procedures, extraordinary equitable and/or injunctive relief, costs, and such other relief as is just and proper.

Defendants filed a motion to dismiss the consolidated complaint on the grounds, among others, that the plaintiffs had failed to make a demand on the Company’s board of directors and to adequately allege their other purported claims. On September 4, 2007, the Court granted defendants’ motion to dismiss for failure to make a demand on the board, and also granted with prejudice the motion to dismiss the Sarbanes-Oxley claim. On August 6, 2008 the parties entered into a Memorandum of Understanding to resolve the derivative case. On October 17, 2008, the parties entered into a Stipulation and Agreement of Settlement (the “Derivative Settlement”), which provides the Derivative Settlement is contingent on preliminary and final Court approval (after appropriate notice) of this settlement and the Securities Settlement noted above, among other contingencies, and provides for, among other things, a dismissal with prejudice of the lawsuit, releases of the defendants, corporate governances changes and a payment by the Company or its insurer of plaintiffs’ attorneys fees to be ordered by the Court up to a maximum of $350,000. It is anticipated that the settlement payment will be funded entirely by the Company’s insurer. The Derivative Settlement further provides that defendants deny any liability or responsibility for the claims made and make no admission of any wrongdoing. On October 30, 2008, the Court took under submission without oral argument the request for an order preliminarily approving the Derivative Settlement.

As of September 30, 2008, the Company has accrued for the accrued legal settlement in accrued expenses on the accompanying balance sheet (see Note 7).  As of September 30, 2008, the Company has recorded a receivable for the insurance proceeds in other receivables on the accompanying balance sheet, as the Company fully expects the insurance company to pay the plaintiffs’ directly.

We may become involved in certain other legal proceedings and claims which arise in the normal course of business. Other than as described above, as of September 30, 2008, we did not have any significant litigation outstanding.

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

The decision during the second quarter of 2008 to discontinue our operations in Mexico and the U.S., which we continued to implement in the third quarter of 2008, and the adjustments required to the financial statements related to that decision have affected certain amounts of our results of operations and the classifications on the balance sheet, statement of operations and statement of cash flows for prior periods, and as of prior dates, as well as, our disclosure in this report, including management’s discussion and analysis.

Safe Harbor Statement

The matters in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements about future revenues, sales levels, operating income and margins, wireless handset sales, stock-based compensation expense, gain loss in value of derivatives, cost synergies, operating efficiencies, profitability, market share, and rates of return, are based on current management expectations that involve certain risks and uncertainties. These risks and uncertainties, in whole or in part, could cause such expectations to fail to be achieved and have a material adverse effect on InfoSonics’ business, financial condition and results of operations, and include, without limitation: (1) intense competition internationally, including competition from alternative business models, such as manufacturer-to-carrier sales, which may lead to reduced prices, lower sales or reduced sales growth, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages; (2) dependency on Latin American sales; (3) extended general economic downturn; (4) inability to secure adequate supply of competitive products on a timely basis and on commercially reasonable terms; (5) foreign exchange rate fluctuations, devaluation of a foreign currency, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, and other related risks of our international operations; (6) the ability to attract new sources of profitable business from expansion of products or services or risks associated with entry into new markets, including geographies, products and services; (7) an interruption or failure of our information systems or subversion of access or other system controls may result in a significant loss of business, assets, or competitive information; (8) significant changes in supplier terms and relationships; (9) termination of a supply or services agreement with a major supplier or product supply shortages; (10) continued consolidation in the wireless handset carrier market; (11) loss of business from one or more significant customers; (12) customer and geographical accounts receivable concentration risk; (13) rapid product improvement and technological change resulting in inventory obsolescence; (14) future terrorist or military actions; (15) the loss of a key executive officer or other key employees; (16) changes in consumer demand for multimedia wireless handset products and features; (17) our failure to adequately adapt to industry changes and to manage potential growth and/or contractions; (18) seasonal buying patterns; (19) uncertain political and economic conditions internationally; (20) the resolution of any litigation against the Company; (21) the ability of the Company to successfully introduce and sell its verykool® products and the related inventory risk of such products; and (22) the ability of the Company to generate taxable income in future periods in order to utilize and realize any quarterly tax benefits recorded. Our actual results and condition could differ materially from those anticipated in our forward looking statements.

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

As an integral part of our customers’ supply chain, we perform value added services and solutions, including product approval and certification, light assembly, warehousing, logistics services (packing, shipping and delivery), marketing campaigns, warranty services and end-user support. We provide these services for OEMs and for our own verykool® products in order to facilitate sales to carriers, agents, resellers, distributors, independent dealers and retailers in Latin America. During the first quarter of 2007, we initially introduced a proprietary line of handsets and accessories under the verykool® brand, for which we are involved in several aspects, including the design and feature sets determination, and contract with various design and contract manufacturers in Asia to develop exclusive or semi-exclusive products for us.

Due to seasonal and other factors, our interim financial condition or operating results may not be indicative of fiscal year 2008 or other future financial condition or operating results. Our financial condition and operating results are influenced by several seasonal, general economic and other factors, which may cause our financial condition and operating results to fluctuate on a quarterly basis, including, but not limited to, the timing and introduction of new products by our suppliers and competitors, promotions and subsidies by network operators, technical and certification delays by industry bodies as well as operators, purchasing patterns of customers, the timing of holidays, the success of our proprietary verykool® products line and other events affecting consumer demand.

Areas of Management Focus and Performance Indicators

We focus on the needs of our customers, developing and maintaining close relationships with manufacturers, expanding in current and entering new markets and exiting markets, as determined appropriate, and sourcing and developing new and innovative products, while maintaining close attention to operational efficiencies and costs. We intend to increase shipping volumes and improve efficiencies to the extent possible based on market conditions in efforts to attain profitability and earnings growth. We provide distribution and other services for OEMs, such as Samsung and LG and our own proprietary line of verykool® handsets. Performance indicators that are key for the monitoring and management of our business include operating and net income, cost of sales and gross margin percentage, operating expenses as a percent of revenues, and overall net sales growth, as well as balances of accounts receivable and inventory. We make extensive use of our customized information system to closely monitor all aspects of our business, including customer relationship management, intelligent purchasing, inventory control, inventory flow, line item margin control for every order, and weighted-average cost and statistical data for our products, customers and suppliers, as appropriate. We believe a strong focus on providing better service to customers leads to increased customer satisfaction and retention and potential increases in sales.

Management spends a significant amount of time traveling to Latin America and Asia with the purpose of spending time with key customers, suppliers and employees. We believe that these relationships are vital to our success, and we will continue to dedicate a significant amount of time to this area.

Industry Trends and Risks

  According to an October 2008 report by Cowen and Company, 2007 overall worldwide wireless handset sales increased by approximately 16% over 2006, and are forecasted to increase 10% in 2008 and 5% in 2009. The two largest areas of growth are the Africa and Asia Pacific regions in which we do not currently operate. A rapid decline in wireless handset sales in the Latin American markets we serve has and could continue to negatively impact our net sales. Excess supply conditions and the current economic downturn has and may continue to reduce the demand for our products and market prices of the products we sell and therefore affect our ability to generate net sales and gross profit at expected levels and could continue to affect the value of our inventory. Conversely, should manufacturers be unable to respond to an unanticipated increase in demand on a timely basis, we, along with others in our industry, could experience supply constraints that would affect our ability to deliver products. We are unable to quantify these effects, as it is difficult to predict future supply conditions and demand patterns which affect our ability to meet customer demand or sell handsets at an acceptable gross profit.

During the second and third quarters of 2008 in particular, our industry was impacted by the economic slowdown impacting the United States and the rest of the world. We believe that some of the countries in the regions we operate, particularly in Central America, have close economic relations with the United States, and have been impacted by the economic situation during the second and third quarters of 2008 in the United States in particular, as well as, generally globally. We believe this impacted consumer demand for wireless handsets in some of the countries we operate, and therefore our overall operations, including net sales, during the second and third quarters of 2008 were adversely impacted.

Company Specific Trends and Risks

Our long-term strategy incorporates overall market growth elements for our business, which we hope will result in future growth as economic conditions recover. Certain of our manufacturers entered into the low-tier handset market during 2007 and continue to market them in 2008, which has had a positive impact on our volumes of handsets sold, but a negative impact on gross profit margin. Our verykool® proprietary line of products, for which we have six models selling as of September 30, 2008, continued to show orders and sales during the first nine months of 2008 and is expected to become an increasing part of our overall business in the future.

The addition of verykool® and LG products during 2007 and the first nine months of 2008 continues to assist with manufacturer and product diversification for Central and South America, which should be beneficial as we move forward and work towards profitability again. We have complete control over the verykool® line of products, whereas for LG products we perform distribution and other services to the extent needed by LG. On a sequential quarterly basis, we were able to maintain our gross margins at 5.5% for the quarter ended September 30, 2008, compared to the quarter ended June 30, 2008, and increased as compared to 5.3% for the quarter ended March 31, 2008 and 4.3% for the quarter ended December 31, 2007. These results were primarily due to the volume and product mix of our verykool® products and continued focus on higher margin products.

In the United States, we have halted substantially all sales. Much of our significant United States customer base completed the transitional stage as regional carriers, including some of our customers being acquired in 2007 by AT&T, TMobile USA and Verizon Wireless. With our potential United States customer base significantly reduced, we decided during the second quarter of 2008 to discontinue this portion of our operations, together with a discontinuation of our operations in Mexico, which we continued to implement in the third quarter of 2008. These two areas accounted for less than 1% of our net sales in the first nine months of 2008, as compared to 13% of our net sales for the first nine months of 2007.

Recent Events

On July 10, 2008, InfoSonics Corporation, (the “Company”) received a Nasdaq Staff Deficiency letter indicating that for the last thirty consecutive business days the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Stock Market under Nasdaq Marketplace Rule 4450(a)(5). In accordance with Nasdaq Marketplace Rule 4450(e)(2), the Company was provided an initial period of 180 calendar days, or until January 6, 2009, to regain compliance. The letter stated that the Nasdaq staff would provide written notification that the Company had achieved compliance with Rule 4450(a)(5) if at any time before January 6, 2009, the bid price of the Company’s common stock closed at $1.00 per share or more for a minimum of ten consecutive business days, although the letter also stated that the Nasdaq staff had discretion to require compliance for a period in excess of ten consecutive business days, but generally no more than twenty consecutive business days, under certain circumstances.  On October 16, 2008, Nasdaq implemented a temporary suspension of enforcement of Nasdaq Marketplace Rule 4450(a)(5) until Friday, January 16, 2009, due to the volatility of then current market conditions. As a result of the temporary suspension, Nasdaq informed the Company that its deadline for compliance with Nasdaq Marketplace Rule 4450(a)(5) was extended from January 6, 2009 to April 13, 2009.

During this period before April 13, 2009, absent the occurrence of any unexpected events, the Company’s common stock is expected to continue to trade on The Nasdaq Global Market. If compliance with Nasdaq Marketplace Rule 4450(a)(5) cannot be demonstrated by April 13, 2009, the staff of The Nasdaq Stock Market Listing Qualifications department is expected to deliver a written notification to the Company that its securities will be delisted from The Nasdaq Global Market. If the Company receives a delisting notice, the Company may appeal the Nasdaq staff’s determination to a Listing Qualifications Panel. Alternatively, the Company may apply to transfer its securities to The Nasdaq Capital Market or another exchange or trading market.  The Company intends to monitor the bid price of its common stock and consider available options if its common stock does not trade at a level likely to result in the Company regaining compliance with Nasdaq’s minimum bid price rule.

Results of Operations

Three Months ended September 30, 2008 Compared with Three Months ended September 30, 2007

Net Sales

For the three months ended September 30, 2008, our net sales from continuing operations of $52.9 million decreased 18% compared to our net sales from continuing operations of $64.4 million for the same period of 2007. Average selling price of wireless handsets sold in the third quarter of 2008 increased 2%, as compared to the third quarter of 2007, due primarily to increased volume of higher-priced handsets, including some of our verykool® and OEM products. However, this increase was more than offset by a 22% decrease in overall wireless handset sales volume, due to the impact of the worsening economic slowdown in the markets we serve during the third quarter 2008. The geographic mix of net sales shifted in the third quarter of 2008 as sales in South America increased to more than 83% of net sales, as compared to 65% of net sales for the third quarter of 2007. Sales in Central America decreased to 17% of total net sales in the quarter ended September 30, 2008, as compared to 36% in the quarter ended September 30, 2007. These regional shifts in net sales were the result of the factors discussed below.

In South and Central America, we have continued to work to expand our customer base as well as our geographic presence by seeking additional customers and further business with existing customers. In addition, we continued efforts to market and sell our proprietary verykool® line of products in South and Central America. In South America, net sales were $44.1 million for the quarter ended September 30, 2008, a 7% increase from the same quarter in 2007. This increase was primarily due to increased sales in existing countries and the addition during the first half of 2008 of a new carrier relationship in Colombia. In Central America, net sales decreased 62% to $8.8 million for the quarter ended September 30, 2008, which was primarily due to the continuing unusually low demand during the quarter, which we believe was related to the worsening worldwide economic downturn.

Net Sales by Geographic Region

	For the Three Months Ended September 30,		Increase
	2008	2007	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Central America	8,826	23,331	(62)%
South America	44,058	41,067	7%
Total	52,884	64,398	(18)%

Cost of Sales, Gross Profit and Gross Margin

For the quarter ended September 30, 2008, cost of sales was $49.9 million, or 94.5% of net sales, and gross margin was 5.5%, as compared with $60.5 million, or 93.9% of net sales, and 6.1% for gross margin for the quarter ended September 30, 2007. The increase in our cost of sales as a percentage of net sales and decrease in gross margin were due to the lower levels of sales and product mix shift, including increased sales of low-margin products. Some of our OEM partners previously entered into the low-tier handset range, which has had less margin opportunity than mid-tier and high-end handsets sales. This was partially offset by sales of our verykool® proprietary products, which generally have gross margins higher than OEM product sales. Our gross margin continues to be impacted by the change of product and regional mix of our sales, as different products and different regions have varying margins, as well as the worsening economic downturn.

For the quarter ended September 30, 2008, our gross profit decreased to $2.9 million from $3.9 million, as compared with the same quarter last year, a decrease of 26%. This decrease in gross profit was primarily the result of the decreased net sales which was further impacted by the decrease in gross margin due to product mix shift.

	For the Three Months Ended September 30,		Increase
	2008	2007	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$52,884	$64,398	(18)%
Cost of sales	49,982	60,459	(17)%
Gross profit	$2,902	$3,939	(26)%
Gross margin	5.5%	6.1%	(10)%

Operating Expense and Operating Income (Loss) from Continuing Operations

For the quarter ended September 30, 2008, operating expense decreased 11%, as compared with the same quarter last year.  As a percentage of net sales from continuing operations, operating expense increased to 6.1% in the quarter ended September 30, 2008, as compared with 5.6% for the same quarter last year.  The increase in operating expense as a percentage of net sales was primarily due to the decrease in total net sales; however, the decrease in operating expense was due to management efforts to reduce overall operational costs to match current market conditions.  Management believes that pursuant to its efforts, and assuming economic conditions improve, future sales and margins could provide gross profits to better cover operational costs.  In addition, management continues to review expenses in an effort to better match the operational costs with the future business opportunities.   We believe such measures will assist us as we strive to return to continued profitability.

For the quarter ended September 30, 2008, our operating loss from continuing operations was $309,000, as compared with operating income from continuing operations of $317,000 for the quarter ended September 30, 2007. As a percentage of net sales, operating loss from continuing operations was 0.5% for the quarter ended September 30, 2008, compared to income of 0.5% for the quarter ended September 30, 2007. The decrease in operating income from continuing operations was a result of the decrease in gross margins and gross profits due to the factors discussed above.

Operating Expense

	For the Three Months Ended September 30,		Increase
	2008	2007	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$52,884	$64,398	(18)%
Operating expense	$3,211	$3,622	(11)%
Percentage of net sales	6.1%	5.6%	(9)%

Operating Income (Loss) from Continuing Operations

	For the Three Months Ended September 30,		Increase
	2008	2007	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$52,884	$64,398	(18)%
Operating income (loss) from continuing operations	$(309)	$317	(197)%
Percentage of net sales	(0.6)%	0.5%	(200)%

Other Income

During the third quarter of 2008, the Company settled an outstanding claim against a former service provider in which the Company received a gross amount of $655,000, of which $87,000 represented reimbursement for legal fees and also had a gain of $85,000 related to revenue sharing negotiations and an insurance settlement.   During the same period in the prior year, we received $2.1 million in compensation due to our agreement to an early termination and relocation for our corporate headquarters. During the third quarter of 2008, we also incurred $34,000 of interest expense, compared to $360,000 for the same period last year, primarily due to a lower average outstanding balance on our line of credit, as compared to the same period in the prior year.  We expect to regularly utilize amounts on our revolving line of credit, which will impact our interest expense in future periods depending on applicable interest rates, among other things.

	For the Three Months Ended September 30,		Increase
	2008	2007	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Other Income	$653	$2,095	(69)%
Interest income (expense)	(34)	(360)	(91)%
Total	$619	$1,735	(64)%

Net Income from Continuing Operations

During the quarter ended September 30, 2008, our net income from continuing operations was $182,000, as compared to $1.9 million for the quarter ended September 30, 2007.  This net income from continuing operations was primarily due to the settlement discussed above, partially offset by our operating loss from continuing operations.

Net Loss from Discontinued Operations

During the quarter ended June 30, 2008, the Company assessed opportunities in the United States and Mexico and decided to implement actions necessary to close sales operations in both of those countries, which we continued to implement in the third quarter of 2008.  For the quarter ended September 30, 2008, we incurred a loss of approximately $81,000 from discontinued operations, as compared to a loss of $1.5 million for the quarter ended September 30, 2007.  The loss was a result of very low sales in the U.S. and Mexico during the third quarter of 2008, as we continued to wind down our business in these areas. As of September 30, 2008, our plans for the discontinued operations were substantially complete; however, the Company expects to continue to record adjustments and expenses through the discontinued operations as necessary.

Nine Months ended September 30, 2008 Compared with Nine Months ended September 30, 2007

Net Sales

For the nine months ended September 30, 2008, our net sales from continuing operations of $179.9 million increased 11% compared to our net sales from continuing operations of $161.9 million for the same period of 2007.  Wireless handsets sold in the first nine months of 2008 increased 12%, as compared to the first nine months of 2007, due primarily to volume increases in South America with existing and new customers.  However, the volume increase was offset by a 3% decrease in the average selling price of handsets, due to a higher mix of low-tier products sold.  Net sales in Central America decreased 18% for the nine months ended September 30, 2008, as compared to the same period a year earlier, and accounted for 24% of net sales for the nine months ended September 30, 2008.  Our South America sales continued to represent the majority of our business, accounting for 76% of our net sales in the first nine months of 2008, as compared to 67% of our net sales for the first nine months of 2007.  These regional shifts in net sales were the result of a number of factors discussed above and below.

In South and Central America, we have continued to work to expand our customer base as well as our geographic presence by seeking additional customers and further business with existing customers, which has resulted in generally increased net sales over the past several years.  In addition, we continued efforts to market and sell our proprietary verykool® line of products in Central and South America.  In South America, net sales were $136.3 million for the nine months ended September 30, 2008, a 25% increase from the same period of 2007.  This increase was primarily due to increased sales in existing countries and the opening of a new carrier relationship during the first half of 2008 in Colombia.  In Central America, net sales decreased 18% to $43.5 million for the nine months ended September 30, 2008, which was primarily due to an unusually low demand during the second and third quarters of 2008, which we believe was related to the worldwide economic downturn.

Net Sales by Geographic Region

	For the Nine months Ended September 30,		Increase
	2008	2007	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Central America	$43,520	$52,941	(18)%
South America	136,337	108,953	25%
Total	$179,857	$161,894	11%

Cost of Sales, Gross Profit and Gross Margin

For the nine months ended September 30, 2008, cost of sales was $170.1 million, or 94.6% of net sales from continuing operations, and gross margin was 5.4%, as compared with $152.6 million, or 94.3% of net sales from continuing operations, and 5.7% for gross margin for the nine months ended September 30, 2007. The increase in our total cost of sales as a percentage of net sales was due to higher levels of sales of lower margin products.   Our gross margin continues to be impacted by the change of product and regional mix of our sales, as different products and different regions have varying margins, as well as the economic downturn.

For the nine months ended September 30, 2008, our gross profit increased to $9.7 million from $9.3 million for the same period in 2007, an increase of 4%. This increase in gross profit was primarily the result of overall increased sales levels, which was offset by a decrease in our gross margin due to the shift in the product mix of our sales.

	For the Nine Months Ended September 30,		Increase
	2008	2007	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$179,857	$161,894	11%
Cost of sales	170,141	152,592	12%
Gross profit	$9,716	$9,302	4%
Gross margin	5.4%	5.7%	(5)%

Operating Expense and Operating Loss from Continuing Operations

As a percentage of net sales from continuing operations, operating expense decreased to 5.6% in the nine months ended September 30, 2008, compared with 5.8% in the same period last year.  The decrease in operating expense as a percentage of net sales was due to the increased overall net sales volume without a proportionate increase in related expenses.  For the nine months ended September 30, 2008, operating expenses increased to $10.1 million as compared to $9.4 million for the same period last year.  The increase of expenses of 8% is primarily due to increased sales levels of 11% as discussed above.

For the nine months ended September 30, 2008, our operating loss from continuing operations was $412,000, as compared with operating loss from continuing operations of $68,000 for the nine months ended September 30, 2007. As a percentage of net sales, our operating loss was 0.2% for the nine months ended September 30, 2008, compared to an operating loss of 0.1% for the same period in 2007. The increase in operating loss was primarily a result of the decrease in gross margin due to the factors discussed above.

Operating Expense

	For the Nine Months Ended September 30,		Increase
	2008	2007	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$179,857	$161,894	11%
Operating expense	$10,128	$9,370	8%
Percentage of net sales	5.6%	5.8%	(3)%

Operating Loss from Continuing Operations

	For the Nine Months Ended September 30,		Increase
	2008	2007	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$179,857	$161,894	11%
Operating loss	$(412)	$(68)	(506)%
Percentage of net sales	(0.2)%	(0.0)%	(100)%

Other Income

During the third quarter of 2008, the Company settled an outstanding claim against a former service provider in which the Company received a gross amount of $655,000, of which $87,000 represented reimbursement for legal fees.   During the same period in the prior year, we received $2.1 million in compensation due to our agreement to an early termination and relocation for our corporate headquarters. In addition, during the nine months ended September 30, 2008, we incurred $477,000 of interest expense, compared to $642,000 for the nine months ended September 30, 2007, with the decrease primarily due to higher average outstanding balance and interest rate on our line of credit during the nine months ended September 30, 2007, as compared to the same period in the current year.  We expect to regularly utilize amounts on our revolving line of credit, which will impact our interest expense in future periods depending on applicable interest rates, among other things.

	For the Nine Months Ended September 30,		Increase
	2008	2007	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Other Income	$583	$2,095	(72)%
Interest income (expense)	(477)	(642)	(26)%
Total	$106	$1,453	(93)%

Net Income (Loss) from Continuing Operations

During the nine months ended September 30, 2008, our net loss from continuing operations was $308,000, as compared to net income from continuing operations of $1.5 million in the same period last year.  This net loss was primarily related to increased operational expenses and investments relating primarily to the establishment and increased sales of our proprietary line of verykool® products during the first nine months of 2008, partially offset by our increased net sales, including those of our verykool® products, gross profits, and the settlement discussed above during the first nine months of 2008.

Net Loss from Discontinued Operations

For the nine months ended September 30, 2008, we incurred a loss of $2.2 million from discontinued operations, similar to the loss of $2.2 million for the nine months ended September 30, 2007.  The loss in the current period was primarily a result of decreased sales in the U.S. and Mexico and our decision to close sales operations in those regions during 2008, and we had to write-down accounts receivable and inventory associated with those operations. See “Discontinued Operations under Three Months Ended September 30, 2008 compared with the Three Months ended September 30, 2007”, above.

Financial Condition, Liquidity and Capital Resources

We generally use cash from our sales of products, lines of credit (bank and vendor) and sale and exercise of securities (from time to time), to provide capital needed to support our business.

Cash Used in Operating Activities

At September 30, 2008, we had $10.2 million in cash, a decrease of $10.5 million from December 31, 2007.  During the nine months ended September 30, 2008, we used cash and continued to leverage our bank and vendor lines of credit to fund our operations and growth.  The decrease in our use of the bank line of credit was directly related to the cash collected as seen in the decrease accounts receivable and the decrease in inventory levels during the nine months ended September 30, 2008.   The net cash provided by operating activities was $2.4 million for the nine months ended September 30, 2008, which resulted primarily from decreased inventory and increased accrued expenses partially offset by increased accounts receivable and decreased accounts payable.  The increase in receivables was primarily due to the amounts due from our insurance carrier related to our pending settlement of our class action and derivative lawsuits.  Inventory decreased by $5.5 million and prepaid inventory decreased by $0.4 million, resulting in a total decrease of $5.9 million in inventory levels.  This decrease was partially attributable to the increased sales levels of the verykool® products as we continued to expand the geographic countries and sales of these products, in addition to our efforts to reduce overall inventory levels due to the recent change in economic worldwide conditions. Accounts payable at September 30, 2008 decreased $9.0 million, compared to December 31, 2007, primarily due to payments to vendors and partners in the ordinary course during the nine months ended September 30, 2008.  In addition, accrued expenses increased $6.4 million, primarily due to the pending settlement payable to plantiffs of our class action and derivative lawsuits, in addition to timing of expenses and payments during the nine months ended September 30, 2008.

Days of Sales Outstanding

Days of sales outstanding (the average number of days it takes to collect revenue after a sale is made) at September 30, 2008 were 68 days, compared with 67 days at December 31, 2007.  This increase was due to a few customers making payments shortly after the close of the third quarter of 2008, as more than 53% of our accounts receivable at September 30, 2008 were collected during the first five weeks of the fourth quarter.  Normal payment terms require our customers to pay on a net 30-day or net 60-day basis depending on the region. We are constantly working with our customers to reduce our days of sales outstanding. The extension of net 60-day terms was required to remain competitive in the regions we primarily operate, Central and South America. In an effort to obtain new customers and penetrate new markets, we sometimes offer terms beyond our normal terms.

Cash Used in Investing Activities

The net cash used in investing activities was $67,000 for the nine months ended September 30, 2008, compared to net cash used of $1.3 million for the nine months ended September 30, 2007. This use of cash was primarily the result of our investment related to geographic expansion, tooling and molds for our proprietary verykool® products.

Cash Used in Financing Activities

The net cash used in financing activities for the nine months ended September 30, 2008 of $12.8 million was primarily the result of payments on our bank line of credit, partially offset by approximately $34,000 from the exercise of employee stock options.

Working Capital

Our net working capital at September 30, 2008 was $31.8 million, as compared with $33.7 million at December 31, 2007. This decrease was primarily due to decreases in accounts payable and amounts drawn on our line of credit in addition to decreased inventory levels, for the nine months ended September 30, 2008.

Borrowings

Until April 30, 2008, we had a line of credit from Wells Fargo HSBC Trade Bank N.A., which provided for advances not to exceed 80% of eligible domestic accounts receivable and up to 85% of foreign-insured accounts receivable (depending on the country of the debtor), up to a maximum of $30 million.

On April 30, 2008, the Company entered into a Loan, Security and Bulk Purchase Agreement and a Letter of Credit and Security Agreement (collectively, the “Agreement”) with Wells Fargo Century, Inc. (the “Lender”), replacing the then existing asset-based secured credit facility with Wells Fargo HSBC Trade Bank, N.A.  Pursuant to the Agreement, Lender may advance up to $45,000,000 to the Company based on the expected collections of eligible receivables as well as value of the Company’s eligible inventory determined in accordance with the Agreement.  The outstanding advances may not exceed the lesser of (i) $45,000,000 or (ii) the sum of the value of the eligible receivables and eligible inventory multiplied by their respective advance rates as set forth in the agreement ($32.2 million as of September 30, 2008).  The credit facility has a two-year term ending April 2010 and is secured by all assets of the Company. The interest rate for each borrowing under the credit facility is, at the option of the Company, either the Wells Fargo Bank N.A. prime rate minus 0.50% (5.00% at September 30, 2008)  or the LIBOR rate plus 2.00% (2.93% at September 30, 2008). As of September 30, 2008, the majority of our debt was based on foreign-insured accounts receivable.

We have no other notes payable.

At September 30, 2008 and December 31, 2007, the amounts drawn against the applicable line of credit were $13.9 million and $26.8 million, respectively.  Credit lines have been an important part of operating and growing our business, and market changes affecting accounts receivable have, and will in the future, diminish or increase the borrowing base of available funds under our current credit line. At September 30, 2008 and December 31, 2007, advances were at 43% and 96% of the available borrowing base.

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

Allowance for Doubtful Accounts

The Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience.  Credit evaluations are undertaken for all major sales transactions before shipment is authorized. Normal payment terms require payment on a net 30 or 60-day basis depending on the customer. On an ongoing basis, we analyze the payment history of customer accounts, including recent customer purchases. We evaluate aged items in accounts receivable and provide reserves for doubtful accounts. Customer creditworthiness and economic conditions may change, including increasing the risk of collectability and sales returns, and may require additional provisions, which could negatively impact our operating results.

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

Interest Rate

We are exposed to market risk from changes in interest rates on our outstanding revolving line of credit. At September 30, 2008, we had $13.9 million outstanding under our line of credit, which could be affected by changes in short-term interest rates. Under our credit facility that we entered into in April 2008, the interest rate for funds borrowed is (i) Wells Fargo’s prime rate minus 0.50% (5.00% at September 30, 2008) or LIBOR plus 2.00% (2.93% at September 30, 2008). For every 1% increase in Wells Fargo’s prime rate or one-month LIBOR, our interest expense increases by $139,000 annually assuming $13.9 million remained outstanding for the entire year.

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

Market Risk

Virtually all portions of our revenue and expenses are transacted in markets outside the United States; however, all sales transactions and accounts receivable are denominated in U.S. dollars. As a result of our international sales, our future operating results could be adversely affected by a variety of factors, including changes in specific countries’ political, economic or regulatory conditions, and trade protection measures.  Our market risk management includes an accounts receivable insurance policy for our sales.  However, there can be no assurance that our insurance policy will substantially offset the impact of fluctuations in currency exchange rates, political, economic or regulatory conditions on our results of operations and financial position. Foreign currency fluctuations did not have a material impact on our financial results during the three and nine months ended September 30, 2008.   See “Consolidated Statement of Comprehensive Operations” in our financial statements included in this report.

Item 4T. Controls and Procedures

Disclosure Controls

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this Quarterly Report pursuant to Rule 13a-15(b) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective to ensure that (i) information required to be disclosed by us is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and President and the Chief Financial Officer conducted an evaluation of our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter ended September 30, 2008, that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, no such change occurred during such period.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Securities Class Actions

In the securities class action, captioned In Re: InfoSonics Corporation Securities Litigation, Lead Case No. 06 CV 1231, now pending before Judge Sammartino in the United States District Court for the Southern District of California, Plaintiffs filed a third amended consolidated complaint on May 23, 2008 against the Company and certain of its officers and directors.  The two prior complaints (including claims therein based on defendants’ restatement of first quarter 2006 earnings) were dismissed in part by the Court, with leave to amend.  The third amended consolidated complaint alleges violations of Section 10(b) of the Exchange Act and associated Rule 10b-5, Section 20(a) and Section 20A in connection with the announcement of the Company’s restatement of first quarter 2006 earnings and in connection with allegedly false and/or misleading statements related to the Company’s distribution of the VK Mobile phone.  Plaintiffs seek a declaration that their action is a proper class action pursuant to Rule 23(a) and (b)(3), unspecified damages, prejudgment and post-judgment interest, attorneys’ fees, expert witness fees, other costs, and other unspecified relief.  The plaintiffs purport to represent a class of purchasers of the Company’s stock during the period February 6, 2006 to August 9, 2006.  On August 8, 2008, prior to defendants filing a motion to dismiss or other responsive pleading to the third amended consolidated complaint, the parties entered into a Memorandum of Understanding to resolve the case.  On October 17, 2008, the parties entered a Stipulation and Agreement of Settlement (the “Securities Settlement”) of the case, which provides the securities class action settlement is contingent on preliminary and final Court approval (after appropriate notice), as well as settlement of the derivative action noted below, among other contingencies, and provides for, among other things, a dismissal with prejudice of the lawsuit, releases of the defendants, and a payment by the Company or its insurer of $3.8 million to plaintiffs (inclusive of any plaintiffs’ attorneys fees, to be determined by the Court).  It is anticipated that the settlement payment will be funded entirely by the Company’s insurer.  The Securities Settlement further provides that defendants deny any liability or responsibility for the claims made and make no admission of any wrongdoing.  On October 30, 2008, the Court took under submission without oral argument the request for an order preliminarily approving the Securities Settlement.

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

Defendants filed a motion to dismiss the consolidated complaint on the grounds, among others, that the plaintiffs had failed to make a demand on the Company’s board of directors and to adequately allege their other purported claims.  On September 4, 2007, the Court granted defendants’ motion to dismiss for failure to make a demand on the board, and also granted with prejudice the motion to dismiss the Sarbanes-Oxley claim.  On August 6, 2008 the parties entered into a Memorandum of Understanding to resolve the derivative case.  On October 17, 2008, the parties entered into a Stipulation and Agreement of Settlement (the “Derivative Settlement”), which provides the Derivative Settlement is contingent on preliminary and final Court approval (after appropriate notice) of this  settlement and the securities settlement noted above, among other contingencies, and provides for, among other things, a dismissal with prejudice of the lawsuit, releases of the defendants, corporate governances changes and a payment by the Company or its insurer of plaintiffs’ attorneys fees to be ordered by the Court up to a maximum of $350,000.  It is anticipated that the settlement payment will be funded entirely by the Company’s insurer.  The Derivative Settlement further provides that defendants deny any liability or responsibility for the claims made and make no admission of any wrongdoing.  On October 30, 2008, the Court took under submission without oral argument the request for an order preliminarily approving the Derivative Settlement.

We may become involved in certain other legal proceedings and claims which arise in the normal course of business. Other than as described above, as of September 30, 2008, we did not have any significant litigation outstanding.

Item 1A.  Risk Factors

In addition to the risk factors included below and other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and the “Risk Factors” sections of our first and second quarter 2008 Quarterly Reports on Form 10-Q, which factors and information could materially affect our business, financial condition or operating results. The risk factors and uncertainties described in our last Annual Report on Form 10-K and, our previous 2008 Quarterly Reports on Form 10-Q and this report are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or operating results.  Except as set forth below, there have been no material changes to the risk factors included in our last Annual Report on Form 10-K.

We have been recently experiencing net losses and expect net losses may continue for the near future. If we continue to operate at a loss, our business may not be financially viable.

We have experienced losses and negative cash flows for the year ended 2007 and the first nine months of 2008.  As of September 30, 2008, we had working capital of $31.8 million.  Given the economic slowdown and contraction in the wider markets, including the U.S. and the Latin American markets that we serve and generally globally, we cannot adequately evaluate the financial viability of our business and our long-term prospects.

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

As of September 30, 2008, we had outstanding debt in the amount of $13.9 million under a bank credit facility.  In April 2008, we entered into a Loan, Security and Bulk Purchase Agreement and a Letter of Credit and Security Agreement with Wells Fargo Century, Inc., which replaced our then existing asset-based, secured credit facility with Wells Fargo HSBC Trade Bank, N.A.  Under the new two-year credit facility, Wells Fargo Century, Inc. may advance us up to $45,000,000 based on the expected collections of eligible receivables as well as the value of our eligible inventory as determined in accordance with the terms of the facility. Any significant decrease in our level of eligible accounts receivable or inventory will reduce our ability to borrow additional funds under the new credit facility and may affect our ability to adequately finance our operations and expansion strategies. Further, if we violate our loan covenants, default on our obligations or become subject to a change of control, our indebtedness would become immediately due and payable. In addition, the terms of our new credit facility restrict us from incurring certain additional indebtedness, which could limit our ability to expand our operations. Some of our loan covenants subject us to, among other things, limits on our ability to sell certain assets and make certain payments, including, but not limited to, dividends, repurchases of common stock and other payments outside the normal course of business, as well as prohibitions on merging or consolidating with another corporation or selling all or substantially all of our assets.  As of September 30, 2008, the Company was in compliance with the covenants of the new credit facility.  If any of these adverse events occur or we are unable to renew our new credit facility or enter into an adequate credit relationship as needed, our business’ financial condition or operating results could be negatively affected.

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

We purchase wireless handsets and accessories principally from wireless communications equipment manufacturers and distributors. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing and other terms, as well as on our suppliers’ quantity and financial stability. For the quarter ended September 30, 2008, two suppliers accounted for 77% and 14%, respectively, of our total cost of sales.  We currently have one exclusive and several non-exclusive agreements with our principal suppliers, which can be terminated on short notice and provide for certain territorial restrictions. Our suppliers may not offer us competitive products on favorable terms or with timely delivery. In addition new products from other manufacturers could impact the demand for products from manufacturers we represent. From time to time, we have been unable to obtain sufficient product supplies. Any failure or delay by our suppliers, particularly our two primary vendors, in supplying us with products on favorable terms may severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if these suppliers are unable to fulfill our product needs, or if any principal supplier imposes substantial price increases and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations and financial conditions.

The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers will have a negative impact upon our revenues and could cause our stock price to decline.

Our three largest customers in the quarter ended September 30, 2008 represented 28%, 18% and 17% of our net sales.  These customers are carriers in Latin America. The markets we serve are subject to significant price competition. Additionally, our customers are not contractually obligated to purchase products from us. For these and other reasons, such as competitive pricing and competitive pressures, customers may seek to obtain products or services from us at lower prices than we have been able to obtain from these customers in the past. This could occur, for example, in the case of a customer purchasing large quantities of a product from us, who then terminates this relationship because the customer can obtain a lower price by buying directly from the manufacturer or other supplier. The loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity. In addition, we have experienced losses of certain customer bases through industry consolidation and in the ordinary course of business.  Recent losses include our U.S. and Mexico customer bases where we decided in second quarter 2008 to discontinue operations, thereby restricting potential customer geography. Overall, there can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods, with any such customer decisions having the potential to adversely affect our business operations and profitability.

Almost all of our revenues will be generated outside of the United States in countries that may have volatile currencies or other risks in the foreseeable future.

We now engage in all of our significant sales activities in territories and countries outside of the United States, specifically in Latin American countries, as we discontinued operations in the United States as well as Mexico in the second quarter of 2008.  All our sales transactions are completed in U.S. dollars and therefore may be impacted by changes in the strength of the U.S. dollar. Further, the fact that we distribute a substantial amount of our products into a number of territories and countries other than the United States exposes us to, among other things, increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater and more unpredictable inflationary and currency pressures, and shipping delays. Changes may occur in social, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the territories and countries where we currently distribute products. United States laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could have material adverse effects on our business and operations. Also, although we purchase and sell products and services in U.S. dollars and do not engage in exchange swaps, futures or options contracts or other hedging techniques, fluctuations in currency exchange rates could reduce demand for products sold in U.S. dollars. We cannot predict the effect that future exchange rate fluctuations will have on our operating results or financial position. We may in the future engage in currency hedging transactions, which could result in our incurring significant additional financial risks, including expenses and losses.

We may not be able to continue to support the realization of our deferred tax asset.

We calculate income taxes in accordance with SFAS 109, Accounting for Income Taxes (“SFAS 109”), which requires the use of the asset and liability method. In accordance with SFAS 109, we regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered from (a) reversals of deferred tax liabilities, (b) potential utilization of net operating loss carry backs, (c) tax planning strategies and (d) future taxable income. At September 30, 2008, our deferred tax asset was $2.7 million, for which we have not established a valuation allowance. We recognized the deferred tax asset because management believes, based on detailed financial projections, that it is more likely than not, we will have sufficient future earnings to utilize this asset to offset future income tax liabilities. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires the future occurrence of circumstances that cannot be predicted with certainty. We cannot assure you that we will achieve sufficient future taxable income as the basis for the ultimate realization of our deferred tax asset and therefore we may have to establish a full or partial valuation allowance at some point in the future. If we determine that a valuation allowance is necessary, this would require us to incur a charge to earnings that would adversely affect our capital position.  At September 30, 2008, we had $2.7 million of allowable deferred tax assets for regulatory capital purposes, which is the amount that is expected to be recovered based on a two-year net operating loss carry back calculation. There is no assurance that we will be able to continue to recognize any or the entire deferred tax asset for regulatory capital purposes.

Our ability to attain future profitability depends on our ability to increase existing margins, including through increased net sales, which we may not be able to do.

The gross margins that we realize on sales of wireless handsets may not increase or could be reduced due to, among other things, increased competition and a growing industry and customer emphasis on cost containment, thereby negatively affecting our ability to become profitable again.  Our ability to obtain future profitability will continue to depend on our ability to increase our margins through increased sales (either through a higher volume of sales of wireless handset products or a higher average price per wireless handset product) or lower our cost of sales. However, we may not be able to increase existing margins for products or services we offer. Our ability to generate sales is based on demand for wireless handset products that we can deliver and our having an adequate supply of these products to cover demand. Even if our sales rates increase, the gross margins that we receive from our sales may not be sufficient to make our future operations profitable as our cost of sales may increase at higher rates. For example, in 2007 and during the first nine months of 2008, although we had higher sales, we did not have operating income from continuing operations due to lower gross margins, as well as, among other things, higher operating expenses. We cannot guarantee that we will be able to improve gross margins, including increasing sales, or do so in a profitable manner in the future.

If the trading price of our common stock remains below $1.00 for an extended period of time, our common stock may, among other things, be delisted from The Nasdaq Global Market or Nasdaq markets altogether adversely affecting the value of our common stock.

Between January 1, 2006 and November 11, 2008, our common stock share price fluctuated between $0.28 and $16.52 per share, and on November 10, 2008 closed at $0.43 per share. Under Nasdaq Market Rules, among other things, if our share price is under $1.00 per share for an extended period of time, our stock could be delisted from The Nasdaq Global Market, be transferred to a listing on The Nasdaq Capital Market, or be delisted from the Nasdaq markets altogether.

On July 10, 2008, InfoSonics Corporation, (the “Company”) received a Nasdaq Staff Deficiency letter indicating that for the last thirty consecutive business days the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Stock Market under Nasdaq Marketplace Rule 4450(a)(5). In accordance with Nasdaq Marketplace Rule 4450(e)(2), the Company was provided an initial period of 180 calendar days, or until January 6, 2009, to regain compliance. The letter stated that the Nasdaq staff would provide written notification that the Company had achieved compliance with Rule 4450(a)(5) if at any time before January 6, 2009, the bid price of the Company’s common stock closed at $1.00 per share or more for a minimum of ten consecutive business days, although the letter also stated that the Nasdaq staff had discretion to require compliance for a period in excess of ten consecutive business days, but generally no more than twenty consecutive business days, under certain circumstances.  On October 16, 2008, Nasdaq implemented a temporary suspension of enforcement of Nasdaq Marketplace Rule 4450(a) (5) until Friday, January 16, 2009, due to the volatility of then current market conditions. As a result of the temporary suspension, Nasdaq informed the Company that its deadline for compliance with Nasdaq Marketplace Rule 4450(a) (5) had been extended from January 6, 2009 to April 13, 2009.

During this period before April 13, 2009, the Company’s common stock is expected to continue to trade on The Nasdaq Global Market. If compliance with Nasdaq Marketplace Rule 4450(a)(5) cannot be demonstrated by April 13, 2009, the staff of The Nasdaq Stock Market Listing Qualifications department is expected to deliver a written notification to the Company that its securities will be delisted from The Nasdaq Global Market. If the Company receives a delisting notice, the Company may appeal the Nasdaq staff’s determination to a Listing Qualifications Panel. Alternatively, the Company may apply to transfer its securities to The Nasdaq Capital Market or another exchange or trading market.  The Company intends to monitor the bid price of its common stock and consider available options if its common stock does not trade at a level likely to result in the Company regaining compliance with Nasdaq’s minimum bid price rule.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
10.1	Memorandum of Understanding among plaintiffs and defendants in In Re: InfoSonics Corporation Securities Litigation, Lead Case No. 06 CV 1231 dated August 8, 2008 (1)
10.2	Memorandum of Understanding among plaintiffs and defendants in In Re: InfoSonics Corporation Derivative Litigation, Lead Case No. 06 CV 1336 dated August 6, 2008 (1)
10.3	Escrow Agreement In Re: InfoSonics Corporation Securities Litigation, dated October 16, 2008 (+)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (+).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (+).

(1)     Incorporated by reference from the Company’s Current Report on Form 8-K, filed on August 12, 2008.

(+)    Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfoSonics Corporation

Date:	November 14, 2008	By:	/s/ Joseph Ram
Joseph Ram
Chief Executive Officer and President

Date:	November 14, 2008	By:	/s/ Jeffrey Klausner
Jeffrey Klausner
Chief Financial Officer