Form 10-K
period 2008-12-31
INFOSONICS CORP
filed 2009-03-31
CIK 1274032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

         Securities registered pursuant to Section 12(g) of the Act: None Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicated by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter was $8,162,622. This calculation is based upon the closing price of $0.77 of the stock on June 30, 2008 as reported by The NASDAQ Global Market. Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant's common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

         As of March 20, 2009, there were approximately 14,808,517 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on June 8, 2009.

InfoSonics Corporation
Form 10-K for the Year Ended December 31, 2008
INDEX

PART I

Item 1.    Business

Company Overview

        We are one of the premier distributors and providers of wireless handsets and accessories in Central and South America. We provide end-to-end handset and wireless terminal solutions for carriers in both Central and South America. We distribute products of original equipment manufacturers (OEMs), including Samsung and others. We are also involved in the designing, sourcing and distributing of a proprietary line of products under our own verykool® brand, which includes entry level, mid-tier and high-end products.

        Our corporate headquarters is in San Diego, California. From our sales facility in Miami, Florida, we operate a warehouse and distribution center for our customers in Central and South America. We have wholly-owned subsidiaries in Central and South America, which conduct some of our business activities in their respective regions of Central and South America.

        Our distribution and solution services include product testing, approval and certification, warehousing, logistics services (packing, shipping and delivery), marketing campaigns, warranty services and end-user support. These services are provided for (OEMs) and our verykool® branded wireless handsets and accessories, in order to facilitate sales to network carriers, agents, resellers, distributors, independent dealers and retailers in Central and South America. In addition, for our verykool® branded products, we design, test and contract with manufacturers to build these products.

        During 2008, we were impacted by the worldwide economic downturn, especially in our Central America region in the second half of the year. For 2008, our annual unit volume decreased 2% and our average price per unit remained relatively unchanged. However, we believe that we have established positive relations with many carriers in both Central and South America which could assist us as the overall global economy recovers and we move forward with our proprietary line of verykool ® wireless handsets and accessories. During 2006 and 2007, we introduced our verykool® brand. With regard to our verykool® brand, we also are involved in the design, feature setting, and the contracting with various design and contract manufacturers in Asia, to develop exclusive or semi-exclusive products for us under the verykool® brand.

        Prior to 2005, we had operated a retail kiosk business, which we discontinued in 2004. In addition, beginning in the second quarter of 2008, we began implementing actions necessary to close sales operations in the United States and Mexico. Such closures were substantially completed by the end of 2008.

        On May 30, 2006, our Board of Directors approved a two-for-one stock split of our outstanding common stock.

        We incorporated under the laws of the State of California on February 7, 1994, under the name InfoSonics Corporation. On September 11, 2003, we reincorporated under the laws of and into the State of Maryland under the name InfoSonics Corporation. Unless the context otherwise requires, the terms "InfoSonics," "Company," "we," "our," and "us" mean InfoSonics Corporation and its consolidated subsidiaries.

Overview of Wireless Telecommunications Industry

        Rapid technical developments over the last several years within the wireless telecommunications industry have allowed wireless subscribers to talk, send and receive text messages, send and receive e-mails, capture and transmit digital images, send and receive multimedia messages, play games, listen to music, watch visual content and browse the Internet using all-in-one wireless handsets. Wireless handsets, accessories and services also are being used around the world to provide monitoring, point-of-sale transaction processing, inter-device communications, local area networks, location monitoring, sales force automation, and customer relationship management. While demand is in the early stages for some of these more advanced services and accessories in the markets we service, as this demand further develops and the economy improves over time, we believe that end-users will want to take advantage of new services and will desire handsets with updated technology. As a result of these advances and new services, as well as assuming an improved economy, we believe that the handset replacement cycle could return to pre-2008 levels, as consumers adapt to the utilization of these services, which will require new and more advanced handsets, leading to increased handset and accessories sales. As these new services and the respective handsets become more readily available for the markets we service and are in more demand by end-users, we expect to continue distributing the handsets and accessories, including those with these advanced services, in the same manner that we currently distribute existing products.

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

  •
  convergence of the telecommunications, data and media domains;

  •
  consolidation among carriers;

  •
  increased variety of handset forms and configurations;

  •
  new manufacturers and wireless service resellers; and

  •
  increased affordability of wireless airtime.

        According to Deutsche Bank's Wireless Equipment Signals to Noise Outlook report dated January 2009, worldwide mobile handset sales increased by approximately 6% in 2008 but are expected to decrease 10% in 2009 to 1.1 billion handsets sold, before returning to a growth of 9% during 2010 and 9% again in 2011. The Deutsche Bank report also estimated that Latin American (excluding Brazil) handset sales for 2009 will be 54 million units, down from sales of 66 million units during 2008. The chart below summarizes the annual estimates and sales trends from the report.

Worldwide Mobile Handset Forecast
(Actual and Estimated Handset Sales in Millions)

	2006	2007	2008	2009 E	2010 E	2011 E
Latin America (excluding Brazil)	55.4	63.3	66.1	54.3	59.5	65.9
North America	142.0	149.2	143.2	120.0	130.7	141.0
Total Worldwide Handset Sales	1,020.6	1,142.9	1,212.0	1,090.1	1,189.3	1,292.8

        Source: Deutsche Bank's Wireless Equipment Signals to Noise Outlook report dated January 2009.

        As a percentage of total sales, replacement handset sales are growing at an increasing rate, as compared to first time handsets sales. We believe such growth is based on customer churn, advances in technology and functionality, new activations, repair costs and industry consolidation. In addition, we expect that continued downward pressure on pricing could cause customers to more frequently upgrade and replace their handsets. We believe the following factors are influencing the wireless telecommunications industry and market. Replacement sales are also impacted by the overall economic conditions and the second half of 2008 saw a significant economic slowdown both worldwide and in the markets we serve.

        Advances in Technology and Functionality.    Rapid advances in technology during the past few years have caused a shift in the handset market. Advanced functionality such as color displays, embedded cameras, multimedia messaging services, Internet access and entertainment features such as audio, video and gaming all have increased demand for handset replacement. Additionally, carriers compete for new customers by increasing the functionality of their networks.

        New Activations.    The mobile handset penetration rate of the populations in the regions where we sell handsets varies greatly. Some countries are as low as 45% penetration and the highest is 95% penetration. New activations also impact handset sales.

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

        Industry Consolidation.    Merger and acquisition activity within the carrier community has been driven by improved economies of scale, the opportunity to expand national or multi-national service areas, and efforts to increase revenue and profitability through additional service offerings. Since handsets can be "locked" to a specific carrier, new handsets may be required by carriers' customers as the carriers consolidate their respective subscribers and networks. As we saw during 2007, the acquisition of some regional carriers in the United States (e.g. Dobson Cellular Systems Inc. and Suncom Wireless) decreased our existing and potential customer base in the United States.

Our Strategy

        Our strategy is to maintain and grow our unit volumes in the wireless handset industry by pursuing the following strategies:

  •
  leveraging our existing infrastructure to maintain and potentially increase sales in Central and South America;

  •
  continue establishing, introducing and marketing new models of our proprietary verykool® products;

  •
  continue providing outsourced supply-chain services;

  •
  further penetrating the markets in which we sell wireless handsets and accessories;

  •
  expanding geographically;

  •
  increasing margins by maintaining and improving operating efficiencies; and

  •
  creating partnerships or making acquisitions that allow us to expand our customer base and product offerings.

Leverage Infrastructure and Increase Market Share.

        We have our distribution center and warehouse operations in Miami, Florida. We have sales representation in Miami which covers Central and South America as well as contractors within Central and South America to assist the service of our existing and potential customers. By utilizing the geographic diversity of this existing infrastructure, and our established relationships with manufacturers and carriers, we believe we can maintain and potentially increase our sales with relatively low additional cost. In addition, we have customized a licensed software package for an information and customer management system that allows our employees to track customer order status from purchase order to delivery. This system also enables tracking and identification of customer and geographic trends, in addition to providing management with real-time information on each individual order. This system is scalable, and under constant improvement to streamline operations and maximize operational efficiencies. The system also analyzes and tracks our relationships with manufacturers and other suppliers so that we can compare our purchasing trends with the overall market. We will continue to make investments in our products and infrastructure so as to continually enhance our ability to serve our customers and attempt to increase sales.

Establish, Introduce and Market Proprietary verykool® Products.

        During 2006, we created a marketing campaign entitled "verykool®", and the reception of that concept prompted us to launch our proprietary line of products under the verykool® brand. At the end of 2008, we had six verykool® products shipping in Central and South America. We believe that owning our proprietary line of products could enable us to increase our gross margins and operating margins in the long term.

Outsourced Supply-Chain Services.

        We intend to expand our business offerings to provide additional outsourced supply-chain services to the wireless telecommunications industry. These services may include product approval, testing and certification, inventory management, product fulfillment, preparation of product kits and customized packaging, light assembly, marketing and sales training, warranty and end-user support services. These supply-chain services are designed to provide outsourcing solutions for the carriers, as well as providing opportunities for us to enhance our margins. These services meet our customers' business requirements and support their efforts to add new subscribers and increase system usage and revenues while minimizing their investments in distribution infrastructure.

Market Penetration.

        We intend to further penetrate our existing markets in Central and South American countries. Utilizing our relationships with manufacturers, and our knowledge of this market, we believe we can add revenues as well as gross profit from these markets if appropriate overall market conditions exist.

Geographic Expansion.

        During 2008, we expanded geographically into new countries in Central and South America, in addition to having in-country representatives, including sales, marketing and point-of-sales support, which benefited our relations with our customers. During 2006, we expanded our operations through enhanced warehouse and operational facilities in Miami, Florida. As we continue to focus on Central and South America, we may add appropriate sales, operational or warehouse locations in Central and South America to service our customers in the region. These activities are intended to provide us the ability to expand our geographic presence, increase our customer base, improve our product portfolio, and add new capabilities and service offerings. We have established subsidiaries in Central and South

America and acquired a company doing business in Argentina. These additions have the potential to advance, and potentially accelerate our expansion in those regions.

Maintain and Improve Operating Efficiencies.

        We constantly monitor our operations to improve our cost structure in order to maintain and increase both profitability and productivity. We continuously look to more effectively monitor returns on invested capital, obtain better purchase terms, utilize our limited capital resources, implement workforce management programs, and centralize back-office operations. For example, during 2008, we shifted some fixed costs to become variable, such as replacing employees with contractors, in an attempt to match market conditions and potential opportunities. Further, discontinuing our U.S. sales operations and our Mexico sales and warehousing operations.

Relationships, Creating Partnerships and/or Making Acquisitions.

        We emphasize the importance of finding new relationships, and then cultivating them to yield returns on the opportunities they represent. We accomplish this by continually meeting with our customers and others in the regions we operate as well as regions currently outside of our scope of operations. We currently have relationships with original equipment manufacturers and are open to developing distribution relationships with others as well. We believe that by expanding our relationships, and taking advantage of them as appropriate, including, among other things, by potential acquisition, we can offer the most innovative product lines, brands and technologies within the markets we serve.

Products and Services

Sources of Sales.

        We generate revenues by distributing and selling wireless handsets and accessories in Central and South America. Included in our distribution sales are the services and solutions we provide to carriers. These services can be an integral part of our sales. As a part of our distribution activities, when requested by our customers we perform value-added services that are included in our product price. These services include, but are not limited to, programming, locking, software loading, packaging, and quality assurance testing. We carry higher levels of inventory when we are preparing to enter a new market. In addition we carry higher levels of verykool® product inventory compared to the levels of OEM product, as we are responsible for traditional roles of the manufacturer, including having inventory balances to meet sales needs.

Customers/Principal Markets/Methods of Distribution.

        Our current Central and South American customers include carriers, agents, resellers, distributors and retailers. The principal markets for our distribution products and services are our current distribution customer bases as well as carriers within the regions we operate. During 2008, we provided products and services to approximately 90 customers. Our three largest customers in fiscal 2008 represented 21%, 21% and 20% of our net sales. All three of these customers are carriers in South America. We sell our products pursuant to customer purchase orders and ship products by common carrier based on customer-specified delivery dates.

Information Systems

        Our information system, which is based upon licensed software, has been, and continues to be, customized by our management to meet the specific needs of our business. The system allows management to access and have control over information related to our business, including customer relationship management, intelligent purchasing, inventory control, inventory flow, back orders, line item margin control for orders, and weighted average cost and statistical data for products, customers and suppliers. Management believes that our information systems have allowed us to provide better service to customers, which we believe leads to increased customer satisfaction, customer retention and future sales.

Vendors

        We have established key relationships with several leading manufacturers of wireless telecommunications equipment. In 2008, we purchased inventory from more than 10 wireless mobile device and accessory manufacturers and other suppliers. Certain of our suppliers, depending on any number of factors including manufacturer promotion, product introduction, and sales volume, among others, may provide favorable purchasing terms to us, including price protection, cooperative advertising, volume incentive rebates, stock balancing and marketing allowances. Some of these terms are provided for in our contracts, whereas others are offered from time to time when the manufacturer chooses to do so. Product manufacturers typically provide limited warranties directly to the end-user.

        In 2008, Samsung Electronica Da Amazonia Ltda. and Samsung Electronics Latino America accounted for approximately 76%, and 15%, respectively, of our total cost of sales.

        As of March 31, 2009, we have contracts with some of our suppliers and manufacturers for distribution in Central and South America, including the Samsung affiliates mentioned above. These agreements are subject to certain conditions and exceptions, primarily concerning the retention by these suppliers of certain direct accounts, and restrictions of territory regarding our resale of products. In addition, we purchase products from other manufacturers and suppliers pursuant to purchase orders placed from time to time in the ordinary course of business for products to be sold in Central and South America. Most of our agreements with suppliers are non-exclusive, with the exception of the suppliers for our proprietary verykool® products, for which we have world-wide exclusive rights on those proprietary models. Although we do not have contracts with all of our manufacturers and suppliers, we believe we will have adequate product flows to fulfill our reasonably foreseeable product requirements.

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

        As of December 31, 2008, we employed and/or contracted 22 sales and marketing professionals who are involved in distribution and who market to existing and potential customers in their respective assigned territories through in person meetings, telephone, e-mail interaction and notification of special promotions. Potential new customers are located primarily through our database, as well as industry publications and journals. Each sales person is generally compensated based on wireless handset sales, customer acquisition and retention and profitability.

        In 2008, 100% of our net sales were to customers outside the United States, consisting of 76% in South America and 24% in Central America. In 2008, Argentina represented 67% of our net sales, with no other country accounting for more than 10% of our net sales. In 2007, approximately 88% of our net sales were to customers outside the United States, consisting of 58% in South America and 30% in Central America. In 2007, Argentina, Guatemala and El Salvador, represented 54%, 13% and 10%, respectively, of our net sales. In 2006, approximately 5% of our net sales resulted from sales to customers in the United States; the other 95% was to customers outside the United States, consisting of 62% in South America and 34% in Central America. In 2006, Argentina and Guatemala represented

59% and 13%, respectively, of our net sales. In addition, beginning in the second quarter of 2008, we began implementing actions necessary to close sales operations in the United States and Mexico, which we substantially completed by the end of 2008.

        As of December 31, 2008, all of our long-lived assets were in the United States or in Asia. At December 31, 2007 and 2006 all of our long-lived assets were in the United States, Mexico and Asia.

Financial and Other Information about Geographic Areas and Our Business

        Other geographic information, including financial, customer and competitive information provided herein is incorporated from Note 11 to our Consolidated Financial Statements and related notes and in Items 1A and 7 hereof.

Seasonality

        Our business historically has experienced increased sales during the third quarter of the calendar year due to holidays in some regions where we have customers; however, the economic downturn changed this seasonality pattern for 2008. In addition, if unanticipated events occur, including delays in securing adequate inventories of competitive products at times of peak sales or significant decreases in sales during these periods, it could result in a material decrease in our revenues and losses or lower profits. Our operations may be influenced by a number of seasonal factors in the countries and markets in which we operate.

Competition

        The industry and markets where we operate are highly competitive and such competition may increase in the future. Wireless handsets are subject to price competition and price erosion over the lives of the products. We compete on a number of factors including product pricing, level of services offered, market and product knowledge, customer service, product availability and overall value provided to our customers. Our competitors often possess substantially greater financial, technological, marketing, personnel and other resources than we do, which could enable them to withstand substantial price competition, launch new products and implement extensive advertising and promotional campaigns. Historically, the barriers to entry have been relatively low for the distribution of wireless handsets. Our ability to continue to compete successfully is largely dependent on our ability to anticipate and respond to various competitive and other factors affecting the industry, including: new or changing outsourcing requirements, new information technology requirements, new product introductions, inconsistent or inadequate supply of product, changes in consumer preferences, demographic trends, regional and local economic conditions, and discount pricing strategies and promotional activities by competitors.

        We compete for sales of wireless handsets and accessories, and anticipate that we will continue to compete, with well-established carriers and distributors. In addition, with our verykool® products, we will compete with manufacturers, including some of our current suppliers. Manufacturers, including our own suppliers, sell their products directly to some large carriers, and as these carriers grow in size, they may pose more of a competitive threat to our business by bypassing our distribution system in favor of doing business directly with manufacturers. Our competitors in Central and South America include wireless equipment manufacturers, carriers and other dedicated wireless distributors such as BrightPoint, Inc. and Brightstar Corporation.

Employees

        As of December 31, 2008, we had 44 employees and contractors. Of these employees, four were in management positions, 22 were engaged in sales and marketing, five were in service operations, seven were in finance and administration (including information technology employees), and six were in engineering and product development. From time to time, we utilize temporary employees to perform warehouse functions. Our employees are not covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Available Information

        Our website at www.infosonics.com provides a link to the Securities and Exchange Commission's website where our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports (as well as exhibits and supplementary schedules), filed with or furnished to the SEC under Section 13(a) or 15(d) of the Securities Exchange Act of 1934, can be accessed free of charge. Our website also provides links to the charters for our Audit, Compensation and Nominating & Governance Committees as well as our Codes of Business Conduct and of Ethics, which can be accessed free of charge at http://www.infosonics.com/corporate_governance.aspx.

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

Risks Relating to Our Business

We have been experiencing net losses and expect that net losses may continue for the near future. If we continue to operate at a loss, our business may not be financially viable.

        We have experienced losses and negative cash flows for the years ended 2007 and 2008. As of December 31, 2008, we had working capital of $25.6 million. Given the economic slowdown and contraction in the wider markets, including the Central and South American markets that we serve and generally globally, we cannot adequately evaluate the financial viability of our business and our long-term prospects.

        To achieve profitability we endeavor to, among other things:

  •
  Continue to increase gross profits while controlling operational expenses;

  •
  Continue to work with our OEM vendors for increased margin opportunities; and

  •
  Increase sales and consumer demand for our verykool® products.

        If we do not succeed in these objectives, our business might continue to experience losses and may not be sustainable in the future.

We may not succeed in our introduction and establishment of proprietary products in our markets.

        The introduction and establishment of new products such as our proprietary verykool® line in our markets may depress sales of existing products and may not be well received by our carrier customers and consumers. Further, failure to adequately carry out our product marketing, sales and delivery strategy or otherwise be successful in establishing our verykool® brand may result in significant inventory obsolescence, including inventory which we have built up. If any of these events occur, our financial condition and operating results would likely be negatively impacted.

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

  •
  general economic conditions;

  •
  promotions and subsidies; and

  •
  gross margins

        For example, the closing price of our common stock has fluctuated between $1.85 and $0.10 from January 1, 2008 through March 20, 2009.

We have outstanding indebtedness, which is secured by substantially all our assets and which could prevent us from borrowing additional funds, if needed.

        As of December 31, 2008, we had outstanding debt in the amount of $14.3 million under a bank credit facility and as of February 28, 2009, such debt outstanding was $9.5 million. In April 2008, we entered into a Loan, Security and Bulk Purchase Agreement and a Letter of Credit and Security Agreement with Wells Fargo Century, Inc., which replaced our then existing asset-based, secured credit facility with Wells Fargo HSBC Trade Bank, N.A. Under the new two-year credit facility, Wells Fargo Century, Inc. may advance us up to $45,000,000 based on the expected collections of eligible receivables as well as the value of our eligible inventory as determined in accordance with the terms of the facility. This new facility expires April 2010. Any significant decrease in our level of eligible accounts receivable or inventory will reduce our ability to borrow additional funds under the new credit facility and may affect our ability to adequately finance our operations and expansion strategies. Further, if we violate our loan covenants, default on our obligations or become subject to a change of control, our indebtedness would become immediately due and payable. In addition, the terms of our new credit facility restrict us from incurring certain additional indebtedness, which could limit our ability to expand our operations. Some of our loan covenants subject us to, among other things, limits on our ability to sell certain assets and make certain payments, including, but not limited to, dividends, repurchases of common stock and other payments outside the normal course of business, as well as prohibits us from merging or consolidating with another corporation or selling all or substantially all of our assets. As of December 31, 2008 and February 28, 2009, the Company was in compliance with the covenants of the new credit facility. If any of these adverse events occur or we are unable to renew our new credit facility or enter into an adequate credit relationship as needed, our business' financial condition or operating results could be negatively affected.

We buy a significant amount of our products from a limited number of suppliers, who may not provide us with competitive products at reasonable prices when we need them in the future.

        We purchase wireless handsets and accessories principally from wireless communications OEMs and distributors. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing and other terms. In 2008, two vendors accounted for 76% and 15%, respectively, of our total cost of sales. We currently have one exclusive and several non-exclusive agreements with our principal suppliers, which can be terminated on short notice and provide for certain territorial restrictions. Our suppliers may not offer us competitive products on favorable terms or timely delivery. In addition, new products from other manufacturers could impact the demand for products from manufacturers we represent. From time to time, we have been unable to obtain sufficient product supplies. Any failure or delay by our suppliers, particularly our two primary vendors, in supplying us with products on favorable terms may severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose either of our principal suppliers, or if these suppliers are unable to fulfill our product needs, or if any principal supplier imposes substantial price increases or unfavorable terms and alternative sources of supply are not readily available, it would have a material adverse effect on our financial condition and results of operations.

The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers will have a negative impact upon our revenues and could cause our stock price to decline.

        Our three largest customers represented 21%, 21% and 20% of our net sales in fiscal 2008. All three of these customers are carriers in Central and South America. The markets we serve are subject to significant price competition. Additionally, our customers are not contractually obligated to purchase products from us. For these and other reasons, such as competitive pricing and competitive pressures, customers may seek to obtain products or services from us at lower prices than we have been able to obtain from these customers in the past. This could occur, for example, in the case of a customer purchasing large quantities of a product from us, who then terminates this relationship because the customer can obtain a lower price by buying directly from the manufacturer. The loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity. We have experienced losses of certain customer bases through industry consolidation and in the ordinary course of business. Recent losses include our U.S. customer base where we decided to discontinue operations, thereby restricting potential customer geography. Overall, there can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods, with any such customer decisions having the potential to adversely affect our business operations and profitability.

Our ability to attain future profitability depends on our ability to increase existing margins, through increased net sales, which we may not be able to do.

        The gross margins that we realize on sales of wireless handsets could be reduced due to, among other things, increased competition or a growing industry emphasis on cost containment. Therefore, our future profitability will continue to depend on our ability to increase our margins or to increase our sales to help offset potential future declines in margins. We may not be able to increase existing margins for products or services we offer or increase our sales. Our ability to generate sales is based upon demand for wireless handset products that we have or can deliver and our having an adequate supply of these products. Even if our sales rates increase, the gross margins that we receive from our sales may not be sufficient to make our future operations profitable. For example, in 2008, we experienced a net loss due to, among other things, lower gross margins, product mix, decreased average sales price per unit, and sales of certain products below our cost due to the consolidation of some regional carriers.

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

        The past several years have witnessed a consolidation within the wireless carrier community. For example, in 2007, the consolidation in the United States of regional carriers such as Dobson Cellular Systems Inc. and Suncom Wireless resulted in our loss of existing and potential customers. If this trend continues, it could result in a reduction or elimination of promotional activities by the remaining wireless carriers as they seek to reduce their expenditures which could, in turn, result in decreased demand for our products or services. Moreover, consolidation of wireless carriers reduces the number of potential contracts available to us and was one of the determining factors which led to the discontinuation of our U.S. sales business. Wireless carriers may also change their policies regarding sales to their agents by independent distributors, such as requiring those agents to purchase products from the carrier or manufacturer, rather than from distributors such as us. This type of requirement could have a material adverse effect on our business and results of operations.

We have and could lose customers or orders as well as potential customers as a result of consolidation in the wireless telecommunications carrier industry.

        There has been significant consolidation in the wireless industry, which has caused extreme price competition and reduced our number of customers and potential customers. Future consolidations could erode our current and potential markets. This could lead to, among other things, reduced sales volume and margins and greater fluctuations in our quarterly results as well as carrying value of our inventory. These consolidated entities may also order fewer products from us or elect to no longer do business with us or demand pricing changes in order to compete.

Lawsuits may be instituted against us from time to time.

        We have in the past been and are currently, and from time to time in the future may become, subject to claims and litigation, which could be expensive, lengthy, and disruptive to our normal business operations. In addition, the outcome of any claims or litigation, including possibly substantial awards and penalties, are difficult to predict and could have material adverse effects on our business, operating results or financial condition. For further information regarding certain claims and litigation in which we have in the past been and are currently involved and which could adversely affect us, see "Item 3. Legal Proceedings."

We face many risks relating to intellectual property rights.

        Our business will be harmed if: (i) we and/or our manufacturers are found to have infringed intellectual property rights of third parties, or (ii) our intellectual property protection is inadequate to protect proprietary rights used in our verykool® product line.

        Because our proprietary verykool® products are comprised of complex technology, we may be subject to or impacted by litigation regarding intellectual property rights. Third parties may assert intellectual property infringement claims against us and against our manufacturers. Defending claims may be expensive and divert the time and efforts of our management and employees. Increasingly, third parties have sought broad injunctive relief in our industry, which could ultimately limit our ability to sell our proprietary verykool® products. If any litigation arises and we do not succeed in such litigation, we could be required to expend significant resources to pay damages, develop non-infringing intellectual property or to obtain licenses to the intellectual property that is the subject of such litigation. However, we cannot be certain that any such licenses, if available at all, will be available to us on commercially reasonable terms. In some cases, we might be forced to stop delivering certain or all of our proprietary verykool® products if we or our manufacturers are subject to a final injunction or other restrictions.

        We attempt to negotiate favorable intellectual property indemnities with our manufacturers for infringement of third-party intellectual property rights, but there is no assurance that we will be successful in our negotiations or that a manufacturer's indemnity will cover all damages and losses suffered by us due to a potentially infringing verykool® product or that a manufacturer may choose to accept a license or modify or replace its products with non-infringing products which would otherwise mitigate such damages and losses. Further, we may not be able to participate in intellectual property litigation involving a manufacturer and may not be able to influence any ultimate resolution or outcome that may adversely impact our sales if a court enters an injunction or other restrictions that negatively impacts our proprietary verykool® products.

        Further, it may be possible for a third party to obtain and use our or our manufacturers' proprietary information or develop similar technology relating to our verykool® products independently. In addition, effective patent, copyright, trademark and trade secret protection may be unavailable or limited, including in certain foreign countries. Unauthorized use of our or our manufacturers' intellectual property rights by third parties and the cost of any litigation necessary to enforce our or our manufacturers' intellectual property rights could have an adverse impact on our business.

Our sales and inventory risk may be materially affected by fluctuations in regional demand patterns and economic factors for which we cannot plan.

        The demand for our products and services has fluctuated and may continue to vary substantially within the regions served by us. We believe the roll-out of third generation, or 3G, cellular telephone systems and other new technologies have had and will continue to have an effect on overall subscriber growth and wireless handset replacement demand. The worldwide economic slow-down has impacted the regions served by us, changes in promotional programs offered by wireless carriers or customer preferences, may lower consumer demand for our products and create higher levels of inventories which could decrease our gross and operating margins. We could face a substantial inventory risk due to depreciation and equipment price erosion if our products are not sold in a timely manner. During 2008, we experienced such an adverse impact on, including decreased margin potential, and some products were sold at a considerable loss.

All of our revenues from continuing operations during the fiscal year ended December 31, 2008 were generated outside of the United States in countries that may have volatile currencies or other risks.

        All of our sales activities are in territories and countries outside of the United States, particularly Central and South American countries, most significantly Argentina. The fact that we distribute our products outside the United States exposes us to, among other things, increased credit risks, currency fluctuations, customs duties, import quotas and other trade restrictions, potentially greater and more unpredictable inflationary and currency pressures, and shipping delays. Changes may occur in social, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the territories and countries where we currently distribute products. United States laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could have material adverse effects on our business and operations.

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

        The technology relating to wireless handsets changes rapidly resulting in product obsolescence or short product life cycles. We are required to anticipate future technological changes in our industry and to continually identify, obtain and market new products in order to satisfy evolving industry and customer requirements. While our top vendors have historically kept their products competitive and we aim to keep our proprietary products competitive in terms of technological changes, there is no guarantee they or we will continue to do so, which could materially affect our business. Competitors or manufacturers of wireless handsets may market products which have perceived or actual advantages over products that we handle or which otherwise render those products obsolete or less marketable. We have made and continue to make significant capital investments in accordance with evolving industry and customer requirements including maintaining levels of inventories of currently popular products that we believe are necessary based on current market conditions. This utilization of capital for product development and inventory buildup of this nature increases our risk of loss due to possible product obsolescence. Furthermore, if we do not adequately anticipate future technological changes, we may not have established adequate relationships with suppliers or performed appropriate product development.

Substantial defaults by our customers on accounts receivables could have a significant negative impact on our cash flow and financial condition.

        We currently offer and intend to offer open account terms to certain of our customers, both large and small, which may subject us to credit risks, particularly to the extent that our receivables represent sales to a limited number of customers or are concentrated in particular geographic markets. Although we have an accounts receivable insurance policy, this policy carries a substantial deductible and may not cover our liability in all instances. We also have an accounts receivable-based credit facility in order to reduce our working capital requirements. The extent of our ability to use our accounts receivable-based credit facility is dependent on the amount of and collection cycle of our accounts receivable. Adverse changes in our ability to use accounts receivable financing could have a material adverse effect on our financial position, cash flows and results of operations.

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

        We compete for sales of wireless handsets and accessories, and expect that we will continue to compete, with numerous well-established carriers, distributors and manufacturers, including our own suppliers. Many of our competitors possess greater financial and other resources than we do and may market similar products or services directly to our customers. Distribution of wireless handsets and accessories has generally had low barriers to entry. As a result, additional competitors may choose to enter our industry in the future. The markets for wireless handsets and accessories are characterized by intense price competition and significant price erosion over the life of a product. Many of our competitors have the financial resources to withstand substantial price competition and to implement extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter into new markets or introduce new products. Our ability to continue to compete successfully will depend largely on our ability to maintain our current industry relationships, both manufacturers and carrier customers. We may not be successful in anticipating and responding to competitive factors affecting our industry, including new or changing outsourcing requirements, the entry of additional well-capitalized competitors, new products which may be introduced, changes in consumer preferences, demographic trends, international, national, regional and local economic conditions and competitors' discount pricing and promotion strategies. As wireless telecommunications markets mature and as we seek to enter into new markets in the Central and South American region and offer new products in the future, the competition that we face may change and grow more intense.

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

We may become subject to law suits alleging medical risks associated with our wireless handsets, and the cost of these suits could be substantial, and divert funds from our business.

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

        An active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares. The stock market in general and the market for telecommunications-related stocks in particular, has been highly volatile. For example, the closing price of our common stock has fluctuated between $1.85 and $0.10 from January 1, 2008 through March 20, 2009.

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

        Between January 1, 2008 and March 20, 2009, our common stock share price fluctuated between $1.85 and $0.10 per share, and on March 20, 2009 closed at $0.18 per share. Under Nasdaq Market Rules, among other things, if our share price is under $1.00 per share for an extended period of time, our stock could be delisted from The Nasdaq Global Market, be transferred to a listing on The Nasdaq Capital Market, or be delisted from the Nasdaq markets altogether.

        On July 10, 2008, we received a Nasdaq Staff Deficiency letter indicating that for the last thirty consecutive business days the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Stock Market under Nasdaq Marketplace Rule 4450(a)(5). In accordance with Nasdaq Marketplace Rule 4450(e)(2), we were provided an initial period of 180 calendar days, or until January 6, 2009, to regain compliance. The Nasdaq Stock Market has extended the compliance date several times with the current compliance date being on or about October 12, 2009.

        During the compliance period on or about October 12, 2009, absent any unexpected events, our common stock is expected to continue to trade on The Nasdaq Global Market. If compliance with Nasdaq Marketplace Rule 4450(a)(5) cannot be demonstrated on or about October 12, 2009, the staff of The Nasdaq Stock Market Listing Qualifications department is expected to deliver a written notification to us that our securities will be delisted from The Nasdaq Global Market. If we receive a delisting notice, we may appeal the Nasdaq staff's determination to a Listing Qualifications Panel. Alternatively, we may apply to transfer our securities to The Nasdaq Capital Market or another exchange or trading market. We intend to monitor the bid price of our common stock and consider available options if our common stock does not trade at a level likely to result in our regaining compliance with Nasdaq's minimum bid price rule.

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

        We have and may in the future raise additional capital through one or more public offerings, private placements or other financings involving our securities and have made or may make stock option and other equity incentive grants. As a result of these financings or grants, ownership interests in us may be diluted, potentially substantially.

Our largest stockholder may have strategic interests that differ from those of our other stockholders, and can significantly influence important corporate matters.

        As of March 20, 2009, Joseph Ram, our Chief Executive Officer beneficially owned approximately 30% of our outstanding common stock. As a result, Mr. Ram may be able to significantly influence corporate actions relating to:

  •
  controlling the composition of our board of directors;

  •
  controlling our management and policies;

  •
  determining the outcome of significant corporate transactions, including changes in control that may not be beneficial to other stockholders; and

  •
  acting in his own interest, which may conflict with, or be different from, the interests of other stockholders.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties.

        Our corporate headquarters is located in San Diego, California. We provide our distribution and other value added services from our sales and operations center in Miami, Florida, which also serves as our sales and executive office for Central and South America. These facilities are occupied pursuant to operating leases. The table below summarizes information about our sales and operations centers:

	Aggregate Square Footage	Approximate Monthly Rent	Lease term L
San Diego, California	7,000	$22,000	Oct 2008 to Sept 2012
Miami, Florida*	23,000	$14,000	Mar 2008 to Mar 2011

    *
    Monthly rental amount listed does not include local sales taxes or common area maintenance charges

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

Securities Class Actions

        In the securities class action, captioned In Re: InfoSonics Corporation Securities Litigation, Lead Case No. 06 CV 1231, pending before Judge Sammartino in the United States District Court for the Southern District of California, Plaintiffs filed a third amended consolidated complaint on May 23, 2008 against the Company and certain of its officers and directors. The two prior complaints (including claims therein based on defendants' restatement of first quarter 2006 earnings) were dismissed in part by the Court, with leave to amend. The third amended consolidated complaint alleges violations of Section 10(b) of the Exchange Act and associated Rule 10b-5, Section 20(a) and Section 20A in connection with the announcement of the Company's restatement of first quarter 2006 earnings and in connection with allegedly false and/or misleading statements related to the Company's distribution of the VK Mobile phone. Plaintiffs seek a declaration that their action is a proper class action pursuant to Rule 23(a) and (b)(3), unspecified damages, prejudgment and post-judgment interest, attorneys' fees, expert witness fees, other costs, and other unspecified relief. The plaintiffs purport to represent a class of purchasers of the Company's stock during the period February 6, 2006 to August 9, 2006.

        On August 8, 2008, the parties entered into a Memorandum of Understanding to resolve the case. On October 17, 2008, the parties entered a Stipulation and Agreement of Settlement (the "Securities Settlement") of the case, which provides the securities class action settlement is contingent on preliminary and final Court approval, as well as settlement of the derivative action noted below, among other contingencies, and provides for, among other things, a dismissal with prejudice of the lawsuit, releases of the defendants, and a payment by the Company or its insurer of $3.8 million to plaintiffs (inclusive of any plaintiffs' attorneys fees, to be determined by the Court). The Securities Settlement further provides that defendants deny any liability or responsibility for the claims made and make no admission of any wrongdoing. On January 20, 2009, the Court entered an order certifying the class, preliminarily approving the settlement and providing for notice to the class. The Court set the hearing for final approval of the settlement for April 23, 2009. On February 10, 2009, the Company's insurer funded the full settlement payment.

Derivative Action

        In the derivative action, captioned In Re InfoSonics Corporation Derivative Litigation, Lead Case No. 06 CV 1336, pending before Judge Sammartino in the United States District Court for the Southern District of California, plaintiffs filed a consolidated complaint on November 6, 2006 purportedly on behalf of the Company against certain of its officers and directors, and the Company as a nominal defendant. The consolidated complaint alleges claims for violations of Section 14(a) of the Exchange Act, Sections 25402 and 25403 of the California Corporations Code, disgorgement under the Sarbanes-Oxley Act of 2002, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, rescission, a constructive trust, and an accounting, in connection with the Company's restatement of first quarter 2006 earnings and in connection with allegations of wrongdoing with respect to granting, exercising, accounting and reporting of the stock options that the Company granted in December 2005. Plaintiffs seek unspecified damages, declaratory relief regarding the Sarbanes-Oxley Act of 2002, Section 14(a) of the Exchange Act, and the legality of stock options, a constructive trust, restitution, disgorgement, modification of certain corporate governance and internal procedures, extraordinary equitable and/or injunctive relief, costs, and such other relief as is just and proper. On September 4, 2007, the Court granted defendants' motion to dismiss for failure to make a demand on the board, and also granted with prejudice the motion to dismiss the Sarbanes-Oxley claim.

        On August 6, 2008, the parties entered into a Memorandum of Understanding to resolve the derivative case. On October 17, 2008, the parties entered into a Stipulation and Agreement of Settlement (the "Derivative Settlement"), which provides the Derivative Settlement is contingent on preliminary and final Court approval of this settlement and the securities settlement noted above, among other contingencies, and provides for, among other things, a dismissal with prejudice of the lawsuit, releases of the defendants, corporate governances changes and a payment by the Company or its insurer of plaintiffs' attorneys fees to be ordered by the Court up to a maximum of $350,000. It is anticipated that the settlement payment will be funded entirely by the Company's insurer. The Derivative Settlement further provides that defendants deny any liability or responsibility for the claims made and make no admission of any wrongdoing. On January 20, 2009, the Court entered an order preliminarily approving the Derivative Settlement and setting the hearing for final approval of the settlement for April 23, 2009.

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

Fiscal Year 2008	High	Low
First Quarter	$1.85	$0.90
Second Quarter	$1.11	$0.77
Third Quarter	$0.79	$0.44
Fourth Quarter	$0.50	$0.21

Fiscal Year 2007	High	Low
First Quarter	$5.82	$3.34
Second Quarter	$4.21	$2.86
Third Quarter	$3.28	$2.01
Fourth Quarter	$3.02	$1.39

        As of March 20, 2009 the closing price of our common stock on The NASDAQ Global Market was $0.16 and there were approximately nine shareholders of record.

        We have not paid any cash dividends and do not expect to pay any cash dividends in the foreseeable future. We are also prohibited from paying cash dividends pursuant to our line of credit agreement. For complete details see Item 8, Note 6 in the accompanying Consolidated Audited Financial Statements and Item 7. Liquidity of this report.

Unregistered Issuances

        In October 2008, the Company issued 100,000 shares of unregistered common stock in exchange for a temporary change to a revenue sharing agreement. For complete details see Item 8, Note 9 in the accompanying Consolidated Audited Financial Statements.

Issuer Repurchases of Equity Securities.

        During December 2008, we repurchased 54,537 shares of our common stock at a total cost (including brokerage commissions) of $16,955, at an average price per share of $0.31. Such shares were purchased by us in the open market in accordance with Commission Rule 10b-18. We have authorized the repurchase of up to $500,000 worth of shares of our common stock under this previously announced plan.

        The following table summarizes information regarding shares repurchased during the quarter ended December 31, 2008:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Repurchase Programs	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs
12/01/08-12/31/08	54,537	$0.31	54,537	$483,045

Total	54,537	$0.31	54,537	$483,045

Item 6.    Selected Financial Data.

  Not Applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This discussion and analysis of financial condition and results of operations should be read in conjunction with the "Selected Financial Data" and our accompanying Consolidated Financial Statements and related notes, as well as the "Risk Factors" and other information contained in this Annual Report. Our management's discussion and analysis of financial condition and results of operations are based upon, among other things, our Consolidated Audited Financial Statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with GAAP requires us to, among other things, make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent liabilities at the financial statement dates and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations, although they could. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in "Critical Accounting Policies". All references to results of operations in this discussion are references to results of continuing operations, unless otherwise noted.

Overview

        We are one of the premier distributors and providers of wireless handsets and accessories in Central and South America. We provide end-to-end handset and wireless terminal solutions for carriers in both Central and South America. We distribute products of original equipment manufacturers (OEMs), including Samsung and others. We are also involved in designing, sourcing and distributing a proprietary line of products under our own verykool® brand, which includes entry level, mid-tier and high-end products.

        As an integral part of our customers' supply chain, we perform value added services and solutions, including product approval and certification, light assembly, warehousing, logistics services (packing, shipping and delivery), marketing campaigns, warranty services and end-user support. We provide these services for wireless handset manufacturers in order to facilitate sales to carriers, agents, resellers, distributors, independent dealers and retailers in Central and South America. We introduced our proprietary line of handsets and accessories under our own verykool® brand in 2006.

Areas of Management Focus and Performance Indicators

        We focus on the needs of our customers, developing and maintaining close relationships with manufacturers, expanding in current and entering into new markets, and sourcing and developing new and innovative products, while maintaining close attention to operational efficiencies and costs. We are focused on increasing shipping volumes and improving efficiencies to achieve higher levels of profitability and earnings growth, as well as monitoring and managing levels of accounts receivable and inventory. We provide distribution and other services for OEMs, such as Samsung, and our own proprietary line of verykool® handsets. Performance indicators that are important for the monitoring and management of our business include operating and net income, cost of sales and gross margin percentage, operating expenses as a percent of revenues, and overall net sales growth. We make extensive use of our customized information system to closely monitor all aspects of our business, including customer relationship management, intelligent purchasing, inventory control, inventory flow, line item margin control for every order, and weighted average cost and statistical data for products, customers and suppliers, as deemed appropriate. We believe a strong focus on providing better service to customers leads to increased customer satisfaction and retention and potential increases in sales.

        Management spends a significant amount of time traveling to Latin America and Asia with the purpose of spending time with key customers, suppliers and employees. We believe that these relationships are vital to our success and we will continue to dedicate a significant amount of time to this area.

Industry Trends and, Risks

        According to a January 2009 report by Deutsche Bank, in 2008, overall worldwide wireless handset sales increased by approximately 6% in 2008; however, they are forecasted to decrease in 2009 by 10%, before returning to growth in 2010 and 2011, with growth estimated at 10% each year. This same report estimates Latin American (excluding Brazil) could decrease 17% in 2009, before returning to growth in 2010 and 2011 at a rate of 10% each year. A rapid decline in wireless handset sales in the Central and South American markets we serve has and could continue to negatively impact our net sales. Excess supply conditions and the current economic downturn have and may continue to reduce demand for our products and reduce the market prices of the products we sell and therefore affect our ability to generate net sales, margins and gross profit at expected levels and could continue to affect the value of our inventory. For example, the second half of 2008 saw a decrease in handset demand globally as well as in our sales regions and an increase in carrier inventory, which both had a negative impact on our financial results during 2008. Conversely, should manufacturers be unable to respond to an unanticipated increase in demand on a timely basis, we, along with others in our industry, could experience supply constraints that would affect our ability to deliver products. We are unable to quantify these effects, as it is difficult to predict future supply conditions and demand patterns which affect our ability to meet customer demand or sell handsets at an acceptable gross profit.

Company Specific Trends and Risks

        Our long-term strategy incorporates overall market growth elements for our business, which we hope will result in future growth as global economic conditions recover. Certain of our manufacturers entered into the low-tier handset market during 2007 and continued to market them in 2008, which has had a positive impact on our volumes of handsets sold, but a negative impact on gross profit margin. Our verykool® proprietary line of products, for which we had six models selling as of December 31, 2008, continued to show orders and sales during of 2008 and is expected to become an increasing part of our overall business in the future. During 2006, 2007 and 2008, our verykool® products continued to increase product diversification in Central and South America, which should continue to be beneficial as we move forward and work towards profitability again. We have significant control over the verykool® line of products, whereas for OEM products we perform distribution and other services to the extent needed by the OEM's.

        In the United States and Mexico, we halted substantially all sales during 2008. Much of our significant United States customer base completed the transitional stage as regional carriers, including some of our customers being acquired in 2007 by AT&T, T-Mobile USA and Verizon Wireless. With our potential United States customer base significantly reduced by the second quarter of 2008, we decided to discontinue this portion of our operations, together with the discontinuation of our operations in Mexico. We substantially completed the discontinuation of these operations by the end of 2008. These two areas accounted for less than 1% of our net sales in 2008, as compared to 13% of our net sales for 2007.

        Generally, our industry was impacted by the economic slowdown impacting the United States and the rest of the world. We believe that some of the countries in the regions we operate, particularly in Central America, have close economic relations with the United States, and have been impacted by the economic situation in the United States during 2008 in particular, as well as, generally globally. We believe this impacted consumer demand for our wireless handsets and accessories in some of the countries we operate, and therefore our overall operations, including net sales, during 2008 were adversely impacted.

Recent Events

        On July 10, 2008, we, received a Nasdaq Staff Deficiency letter indicating that for the last thirty consecutive business days the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Stock Market under Nasdaq Marketplace Rule 4450(a)(5). In accordance with Nasdaq Marketplace Rule 4450(e)(2), we were provided an initial period of 180 calendar days, or until January 6, 2009, to regain compliance. The Nasdaq Stock Market has extended the compliance date several times, with the current compliance date being on or about October 12, 2009.

        During the compliance period on or about October 12, 2009, absent the occurrence of any unexpected events, our common stock is expected to continue to trade on The Nasdaq Global Market. If compliance with Nasdaq Marketplace Rule 4450(a)(5) cannot be demonstrated on or about October 12, 2009, the staff of The Nasdaq Stock Market Listing Qualifications department is expected to deliver a written notification to us that our securities will be delisted from The Nasdaq Global Market. If we receive a delisting notice, we may appeal the Nasdaq staff's determination to a Listing Qualifications Panel. Alternatively, we may apply to transfer our securities to The Nasdaq Capital Market or another exchange or trading market. We intend to monitor the bid price of our common stock and consider available options if our common stock does not trade at a level likely to result in our regaining compliance with Nasdaq's minimum bid price rule.

Results of Operations:

Year Ended December 31, 2008 Compared With Year Ended December 31, 2007

Net Sales

        For the year ended December 31, 2008, our net sales from continuing operations of $213.2 million were generally consistent with our net sales from continuing operations of $214.5 million for 2007. Average selling price of wireless handsets sold in 2008 remained relatively constant, as compared to 2007. However, we experienced a 2% decrease in overall wireless handset sales volume, due primarily to the impact of the worsening economic slowdown in the markets we serve, most notably in Central America, during the second half of 2008. The geographic mix of net sales shifted in 2008 as sales in South America increased to more than 76% of net sales, as compared to 66% of net sales in 2007. Sales in Central America decreased to 24% of total net sales in 2008, as compared to 34% in 2007.

These regional shifts in net sales were the result of the factors discussed below. Further, we discontinued our operations in the United States and Mexico in 2008.

	For the Year Ended December 31,
	2008	2007
	(Dollar amounts in thousands)
Net sales	$213,223	$214,462
Units sold, increase (decrease) over prior year	(2.4)%	20%
Average selling price, (decrease) over prior year	(0.1)%	(15)%

        In South and Central America, we have continued to work to expand our customer base as well as our geographic presence by seeking additional customers and further business with existing customers. In addition, we continued efforts to market and sell our proprietary verykool® line of products in South and Central America. In South America, net sales were $162.6 million for 2008, a 15% increase from 2007. This increase was primarily due to increased sales in existing countries, most notably Argentina, and the addition during the first half of 2008 of a new carrier relationship in Colombia. In Central America, net sales decreased 31% to $50.6 million for 2008, which was primarily due to the continuing unusually low demand during the third and fourth quarters of 2008. We believe the worsening worldwide economic downturn impacted that region also, especially during the second half of 2008.

Net Sales by Geographic Region

	For the Year Ended December 31,
			Increase (Decrease)
	2008	2007
	(Dollar amounts in thousands)
Central America	$50,617	$73,282	(31)%
South America	162,606	141,180	15%

Total	$213,223	$214,462	(1)%

Cost of Sales, Gross Profit and Gross Margin

        For the year ended December 31, 2008, cost of sales was $203.2 million, or 95.3% of net sales, and gross margin was 4.7%, as compared with $202.8 million, or 94.6% of net sales, and 5.4% for gross margin for the year ended December 31, 2007. The increase in our cost of sales both in dollars and as a percentage of net sales and decrease in gross margin were primarily due to inventory write downs, sales of some products at or below cost and the product mix shift, including increased sales of low-margin products. Inventory write downs during 2008 were approximately $2.5 million, or 1.2% of cost of sales, and in addition, we sold product below our cost in order to reduce inventory levels and incurred costs of $3.0 million on these products. These actions primarily resulted from of the abrupt shift in market conditions and resulted in decreased demand, particularly in Central America, in the second half of 2008. We had immaterial inventory write down in 2007. Some of our OEM partners that had previously entered into the low-tier handset range continued to sell a higher amount of low-tier handsets, which had less margin opportunity than mid-tier and high-end handsets sales. Our gross margin continues to be impacted by the change of product and regional mix of our sales, as different products and different regions have varying margins. The worsening economic downturn has also reduced consumer demand for higher-priced and higher-margin products.

        For the year ended December 31, 2008, our gross profit decreased to $10.0 million from $11.7 million, as compared with the year ended December 31, 2007, a decrease of 14%. This decrease in gross profit was primarily the result of the inventory write down of $2.5 million during 2008 as well as sales of certain products below cost in efforts to reduce inventory levels and carrying costs. In addition, a decrease in gross margin due to product mix shift, as well as other factors resulting from the general economic downturn, negatively impacted gross profit.

	For the Year Ended December 31,
			Increase (Decrease)
	2008	2007
	(Dollar amounts in thousands)
Net sales	$213,223	$214,462	(1)%
Cost of sales	203,210	202,803	1%

Gross profit	$10,013	$11,659	(14)%

Gross margin	4.7%	5.4%	(14)%

Operating Expense and Operating Loss from Continuing Operations

        For the year ended December 31, 2008, operating expense increased almost 5%, to $13.9 million as compared with last year. As a percentage of net sales from continuing operations, operating expense increased to 6.5% in the year ended December 31, 2008, as compared with 6.2% for last year. The increase in operating expense as a percentage of net sales was primarily due to the increase in marketing activities related to sales of our products, as we continue to create brand awareness at the point of sale. Marketing expenses increased approximately $0.7 million in 2008 as compared to 2007. In addition we had product tooling and engineering expenses related to the verykool® products during 2008 increase $1.1 million in 2008 as compared to 2007. Marketing, tooling and engineering increases were primarily due to the increased penetration and by sales of our verykool® branded products.            We believe that pursuant to our efforts, and assuming economic conditions improve, future sales and margins could provide gross profits to better cover operational costs. In addition, management continues to review expenses in an effort to better match the operational costs with the future business opportunities. We believe such measures will assist us as we strive to return to profitability. Operating expense for the year ended December 31, 2008 included non-cash expense related to stock options of $94,000, as compared to $143,000 in the year ended December 31, 2007.

        For the year ended December 31, 2008, our operating loss from continuing operations was $3.9 million, as compared with a loss of $1.6 million for the year ended December 31, 2007. As a percentage of net sales, operating loss from continuing operations was 2% for the year ended December 31, 2008, compared to a loss of 1% for the year ended December 31, 2007. The increase in operating loss from continuing operations was a result of the decrease in gross margin and gross profit (related primarily to inventory write downs and product sales below cost) and the increase in operational expenses (most notably relating to marketing, product tooling and engineering) as discussed above.

Operating Expense

	For the Year Ended December 31,
			Increase (Decrease)
	2008	2007
	(Dollar amounts in thousands)
Net sales	$213,223	$214,462	(1)%
Operating expense	$13,900	$13,255	5%
Percentage of net sales	6.5%	6.2%	5%

Operating Loss from Continuing Operations

	For the Year Ended December 31,
			Increase (Decrease)
	2008	2007
	(Dollar amounts in thousands)
Net sales	$213,223	$214,462	(1)%
Operating loss from continuing operations	$(3,887)	$(1,595)	144%
Percentage of net sales	(1.8)%	(0.7)%	157%

Other Income

        During 2008, we settled an outstanding claim against a former service provider in which we received a gross amount of $655,000, of which $87,000 represented reimbursement for legal fees, and also had a gain from an insurance settlement. During 2007, we received $2.1 million in compensation from our early lease termination and relocation of our corporate headquarters. During 2008, we also incurred $545,000 of interest expense, compared to $901,000 for last year, primarily due to a lower average outstanding balance on our line of credit as well as generally lower borrowing rates. We expect to regularly utilize our revolving line of credit, which will impact our interest expense in future periods, depending on applicable interest rates and amounts drawn from the line.

	Year Ended December 31,
			Increase (Decrease)
	2008	2007
	(Dollar amounts in thousands)
Other Income	$583	$2,080	(72)%
Interest expense	(545)	(901)	(40)%

Other income, total	$38	$1,179	(97)%

Loss from Continuing Operations

        During the year ended December 31, 2008, our loss from continuing operations was $6.3 million, as compared to income from continuing operations of $0.7 million for the year ended December 31, 2007. Included in this loss is a non-cash valuation allowance of $3.2 million related to our deferred tax assets (see Note 10—Income Taxes), in addition to the $2.5 million of inventory write downs taken during the year, which enabled us to significantly reduce inventory levels and the associated carrying costs. This loss from continuing operations was also impacted by the decreases in gross margin and gross profit, impacted by sales at or below cost on certain products, increased operational expenses (marketing, product tooling and engineering), and the impact of the general economic downturn which affected our sales regions. The prior year's income from continuing operations of $0.7 million primarily resulted from the compensation we received from our early lease termination of our former corporate headquarters.

	For the Year Ended December 31,
			Increase (Decrease)
	2008	2007
	(Dollar amounts in thousands)
Net sales	$213,223	$214,462	(1)%
Net income (loss) from continuing operations	$(6,309)	$685	(1,021)%
Percentage of net sales	(3.0)%	0.3%	(1,100)%

Loss from Discontinued Operations

        During the second quarter of 2008, we assessed opportunities in the United States and Mexico and decided to implement actions necessary to close sales operations in both of those countries, which we substantially completed in the second half of the year. For the year ended December 31, 2008, we incurred a loss of $4.1 million from discontinued operations, as compared to a loss of $2.3 million for the year ended December 31, 2007. The loss was a result of very low sales in the U.S. and Mexico during 2008, as we wound down our business in these areas. As of December 31, 2008, our plans for the discontinued operations were substantially completed; however, we will continue to record adjustments and expenses through the discontinued operations as necessary.

Net Loss

        During the year ended December 31, 2008, our net loss was $10.4 million, compared to net loss of $1.6 million in the same period in 2007. This loss was primarily related to the factors discussed above, including the inventory write down, marketing, engineering and tolling expense as well as the non-cash valuation allowance for the deferred tax assets.

	For the Year Ended December 31,
			Increase (Decrease)
	2008	2007
	(Dollar amounts in thousands)
Net sales	$213,223	$214,462	(1)%
Net loss	$(10,415)	$(1,615)	(544)%
Percentage of net sales	(4.9)%	(0.8)%	(713)%

Year Ended December 31, 2007 Compared With Year Ended December 31, 2006

Net Sales

        For the year ended December 31, 2007, our net sales of $214.5 million decreased from our net sales of $228.8 million for the year ended December 31, 2006. Handsets sold during the year ended December 31, 2007 increased 20%, as compared to the same period in 2006; however, this increase was more than offset by a decrease in the average selling price of 15%. The geographic mix of net sales slightly shifted for the year ended December 31, 2007, as compared to the same period of 2006. Our net sales in Central America decreased to 34% of our net sales for the year ended December 31, 2007, as compared to 35% of net sales for the same period of 2006. Our South America region continued to represent the majority of our business, accounting for 66% of our net sales for 2007, as compared to 65% for 2006. The Central America region had excess inventory in the channel during the first quarter of 2007, however, channel inventory began to return to normalized levels during the second quarter and remained so for the balance of 2007 enabling sales to increase and end the year at nearly one-third of total net sales. In South America, our efforts enabled sales to new customers and new countries as well as additional sales to existing customers. These increases were offset by the decrease in overall average product unit selling price due to our manufacturing partners entering into the low-tier product segment.

	For the Year Ended December 31,
	2007	2006
	(Dollar amounts in thousands)
Net sales	214,462	228,825
Units sold, increase over prior year	20%	119%
Average selling price, decrease over prior year	(15)%	(24)%

Net Sales by Geographic Region

	Year ended December 31,
			Increase (Decrease)
	2007	2006
	(Dollar amounts in thousands)
South America	$141,180	$148,626	(5)%
Central America	73,282	80,199	(9)%

Totals	$214,462	$228,825	(6)%

Cost of Sales, Gross Margin and Gross Profit

        For the year ended December 31, 2007, cost of sales was $202.8 million, or 94.6% of net sales, compared with $211.3 million, or 92.3% of net sales, for the year ended December 31, 2006. The increase in our total cost of sales as a percentage of revenues was a direct result of a shift in product mix, with increased levels of lower-margin products in net sales. In the Central America region, in the beginning of 2007, a significant decrease in handset demand as a result of industry-wide excess inventory in the channel for that particular region impacted our ability to sell higher-margin products. During the second half of 2007, we saw channel inventory generally return to normalized levels in Central America. Gross margin was further negatively impacted as certain of our manufacturers entered into the low-tier handset range.

        For the year ended December 31, 2007, our gross profit decreased to $11.7 million from $17.5 million, for the same period in 2006, a decrease of 33%. The decrease in gross profit was primarily the result of higher volume of sales of low-tier products (which have lower margins), sold in Central and South America and to higher channel inventory levels, as well as generally lower sales of handsets in Central America during the first quarter of 2007. These factors depressed our gross margin and decreased the opportunity for sales of higher margin products.

	Year ended December 31,
			Increase (Decrease)
	2007	2006
	(Dollar amounts in thousands)
Net sales	$214,462	$228,825	(7)%
Cost of sales	202,803	211,308	(4)%

Gross profit	$11,659	$17,517	(33)%
Gross margin	5.4%	7.7%	(30)%

Operating Expenses and Operating Income (Loss) from Continuing Operations

        For the year ended December 31, 2007, operating expenses decreased 2%, compared to the year ended December 31, 2006; however, as a percentage of net sales, operating expenses were 6.2% for the year ended December 31, 2007 and 5.9% for the year ended December 31, 2006. During the year ended December 31, 2007, we incurred expenses related primarily to our investments in facilities, marketing, engineering and product and market development, predominantly attributable to our proprietary verykool® product line. We believe such investments are necessary to grow our business, including the verykool® product line. The year ended December 31, 2007 included non-cash expense related to stock options of $143,000, as compared to $1.3 million in the year ended December 31, 2006.

        For the year ended December 31, 2007, our operating loss from continuing operations was $1.6 million, primarily due to the reasons discussed above, including the greater sales of lower-tier, lower-margin products in Central and South America, compared with income of $4.0 million for the year ended December 31, 2006, a decrease of 139%, that shifted us from income in 2006 to a loss in

2007. As a percentage of net sales, operating loss from continuing operations was 0.7% for the year ended December 31, 2007, compared to 1.8% of operating income for the year ended December 31, 2006. The shift from operating income to an operating loss from continuing operations was generally the result of the decrease in net sales and in gross margin discussed above.

Operating Expenses

	Year ended December 31,
			Increase (Decrease)
	2007	2006
	(Dollar amounts in thousands)
Net sales	$214,462	$228,825	(6)%
Operating expenses	$13,254	$13,478	(2)%
Percentage of revenue	6.2%	5.9%	5%

Operating Income (Loss) from Continuing Operations

	Year ended December 31,
			Increase (Decrease)
	2007	2006
	(Dollar amounts in thousands)
Net sales	$214,462	$228,825	(7)%
Operating income (loss) from continuing operations	$(1,595)	$4,039	(139)%
Percentage of revenue	(0.7)%	1.8%	(139)%

Other Income

        During the year ended December 31, 2007, we had other income total of $1.2 million, as compared to $115,000 for the same period of 2006. During the year ended December 31, 2007, we had income of $2.1 million from a voluntary early lease termination and relocation of our corporate headquarters in San Diego. We incurred $901,000 of interest expense for the year ended December 31, 2007, compared to interest expense of $284,000 for the same period of 2006. This increase was due primarily to the increase in levels of verykool® inventory and overall higher levels of accounts receivable during the year, requiring greater credit-line usage. During the year ended December 31, 2006, we had income from a non-cash change in fair value of derivative liability relating to January 2006 financing-related warrants of $399,000.

	Year Ended December 31,
			Increase (Decrease)
	2007	2006
	(Dollar amounts in thousands)
Change in fair value of derivative liability	$—	$399	(100)%
Other income	2,080	—	100%
Interest expense	(901)	(284)	217%

Other Income, total	$1,179	$115	925%

Income from Continuing Operations

        During the year ended December 31, 2007, our income from continuing operations was $0.7 million, which was primarily due to the payment received for our early lease termination described above, as compared to the prior year income of $3.1 million. The decrease was caused by the above described factors, including decreased gross margins and gross profits, as well as increased interest expenses during 2007 as compared to 2006.

	For the Year Ended December 31,
			Increase (Decrease)
	2007	2006
	(Dollar amounts in thousands)
Net sales	$214,462	$228,825	(6)%
Net income from continuing operations	$685	$3,123	(78)%
Percentage of net sales	0.3%	1.4%	(79)%

Loss from Discontinued Operations

        For the year ended December 31, 2007, we incurred a loss of $2.3 million from discontinued operations, as compared to a loss of $0.6 million for the year ended December 31, 2006. The increased loss was a result of increased sales in the U.S. and Mexico during 2007 as compared to 2006.

Net Income (Loss)

        During the year ended December 31, 2007, our net loss was $1.6 million, compared to net income of $2.5 million in the same period in 2006. This loss was primarily related to the factors discussed above, including our decreased sales in the Central American region in the first quarter, our reduced gross profit margin, including a proportional increase in cost of goods sold and a proportional increase in operational expenses, and investments relating to our proprietary line of verykool® products, partially offset by other income related to our voluntary lease termination. The year ended December 31, 2007 included non-cash expense related to stock options of $143,000, as compared to $1.3 million in the year ended December 31, 2006. In addition, the year ended December 31, 2006 included non-cash income from a derivative liability of $399,000 related to an equity financing.

	For the Year Ended December 31,
			Increase (Decrease)
	2007	2006
	(Dollar amounts in thousands)
Net sales	$214,462	$228,825	(6)%
Net income (loss)	$(1,615)	$2,539	(164)%
Percentage of net sales	(0.8)%	1.1%	(173)%

Financial Condition, Liquidity and Capital Resources

        We generally use cash from our sales of products, lines of credit and sale of securities to provide the capital needed to support our business.

Year ended December 31, 2008

Cash Provided by Operating Activities

        At December 31, 2008, we had $24.7 million in cash, an increase of $4.1 million from December 31, 2007. During the year ended December 31, 2008, we continued to leverage our bank and vendor lines of credit to fund our operations, in addition to reducing our accounts receivable and inventory levels. The net cash provided by operating activities from continuing operations was $10.6 million for the year ended December 31, 2008, which resulted primarily from substantially decreased inventory and accounts receivable levels. The $9.5 million decrease in inventory at December 31, 2008 in addition to a $0.5 million decrease in prepaid inventory were primarily attributable to our efforts to reduce inventory levels as a result of worldwide economic conditions. Accounts receivable decreased $14.9 million primarily due to decreased sales in the second half of 2008, which we believe was substantially the result of the worldwide economic downturn. Accounts payable at December 31, 2008 decreased $9.8 million, compared to December 31, 2007. This decrease was related to our decreased use of our vendors' lines of credit during the year ended December 31, 2008, as we decreased our inventory levels as noted above.

Days of Sales Outstanding

        Days of sales outstanding (the average number of days it takes to collect revenue after a sale is made) at December 31, 2008 was 56 days, compared with 61 days at December 31, 2007. This decrease was due to continuous efforts to keep our customers to the payment terms we provide. Normal payment terms require our customers to pay on a net 30-day or net 60-day basis depending on the customer. We are constantly working with our customers to reduce our days of sales outstanding. The extension of net 60-day terms was required to remain competitive in the regions we currently operate, Central and South America. In an effort to penetrate new markets and reach new customers, we may offer terms beyond our normal terms.

Cash Used in Investing Activities

        The net cash used in investing activities was $312,000 for the year ended December 31, 2008, compared to cash used of $1.4 million for the year ended December 31, 2007. The use of cash during 2008 and 2007 was primarily the result of our investment in tooling and molds for our proprietary verykool® products.

Net Cash Used in (Provided by) Financing Activities

        The net cash used in financing activities for the year ended December 31, 2008 of $12.5 million was primarily the result of payments on our bank line of credit as a result of less financing needs for our decreased levels of inventory and accounts receivable, compared to 2007, where we had cash provided from financing activities of $1.6 million as a result of funding from our bank line of credit.

Working Capital

        Our net working capital at December 31, 2008 was $25.6 million, compared with $33.4 million at December 31, 2007. This decrease was primarily due to decreases in inventory and accounts receivable, partially offset by the increase in our cash balance, for the year ended December 31, 2008. In addition, the loss from discontinued operations of $4.1 million also reduced our overall working capital.

Year ended December 31, 2007

Cash Used in Operating Activities

        At December 31, 2007, we had $20.7 million in cash, a decrease of $9.0 million from December 31, 2006. During the year ended December 31, 2007, we continued to leverage our bank and vendor lines of credit to fund our business. The net cash used by operating activities was $9.2 million for the year ended December 31, 2007, which resulted primarily from increased inventory levels and increased accounts receivable. The $10.3 million increase in inventory at December 31, 2007 was primarily attributable to the build-up of verykool® inventory in anticipation of future sales. Additionally, accounts receivable increased $3.2 million primarily due to increased sales prior to the period end reported. Accounts payable at December 31, 2007 increased $5.0 million, compared to December 31, 2006. This increase was related to our increased use of our vendors lines of credit during the year ended December 31, 2007.

Days of Sales Outstanding

        Days of sales outstanding (the average number of days it takes to collect revenue after a sale is made) at December 31, 2007 were 61 days, compared with 62 days at December 31, 2006. This decrease was due to our continuous efforts to keep our customers to the payment terms we provide.

Cash Used in Investing Activities

        The net cash used in investing activities was $1.4 million for the year ended December 31, 2007, compared to $342,000 for the year ended December 31, 2006. This use of cash was primarily the result of our investment in tooling and molds for our proprietary verykool® products.

Net Cash Provided from Financing Activities

        The net cash provided from financing activities for the year ended December 31, 2007 of $1.6 million was primarily the result of borrowings on our bank line of credit and approximately $484,000 from the exercise of employee stock options, compared to 2006, where cash provided by financing activities was $30.4 million, including $14.7 million, net of associated offering costs, for the sale of stock and exercise of stock options, with the remainder being from borrowing from our bank line of credit.

Working Capital

        Our net working capital at December 31, 2007 was $33.4 million, compared with $37.0 million at December 31, 2006. This decrease was primarily due to increases in accounts payable and inventory for the year ended December 31, 2007, partially offset by the decrease in our cash balance and increased borrowings from our line of credit.

Borrowings

        Until April 30, 2008, we had a line of credit from Wells Fargo HSBC Trade Bank N.A., which provided for advances not to exceed 80% of eligible domestic accounts receivable and up to 85% of foreign-insured accounts receivable (depending on the country of the debtor), up to a maximum of $30 million.

        On April 30, 2008, we entered into a Loan, Security and Bulk Purchase Agreement and a Letter of Credit and Security Agreement with Wells Fargo Century, Inc., replacing the then existing asset-based secured credit facility with Wells Fargo HSBC Trade Bank, N.A. Pursuant to the Wells Fargo Century line of credit, we may obtain advances of up to $45,000,000 based on the expected collections of eligible receivables as well as value of our eligible inventory determined in accordance with the Wells Fargo Century line of credit. The outstanding advances may not exceed the lesser of (i) $45,000,000 or (ii) the sum of the value of the eligible receivables and eligible inventory multiplied by their respective advance rates as set forth in the agreement ($26.8 million as of December 31, 2008). The Wells Fargo Century line of credit has a two-year term ending April 2010 and is secured by all of our assets. The interest rate for each borrowing under the Wells Fargo Century line of credit is, at our option, either the Wells Fargo Bank N.A. prime rate minus 0.50% (2.75% at December 31, 2008) or the LIBOR rate plus 2.00% (3.83% at December 31, 2008). We believe we were in compliance with the terms of the Wells Fargo Century line of credit at December 31, 2008. As of December 31, 2008, the majority of our debt was based on foreign-insured accounts receivable.

        We have no other debt financing payable.

        At December 31, 2008 and December 31, 2007, the amounts drawn against our applicable line of credit were $14.3 million and $26.8 million, respectively. Credit lines have been important parts of operating our business, and market changes affecting accounts receivable could diminish the borrowing base of available funds. At December 31, 2008 and December 31, 2007, advances were at 66% and 96% of the available borrowing base. At February 28, 2009, we had $9.5 million drawn against our line of credit, which was 42% of the available borrowing base.

Critical Accounting Policies

        We believe the following critical accounting policies are important to the presentation of our financial condition and results, and require management's judgments to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition and Allowance for Returns

        Revenues for wireless handset and accessory sales are recognized when (i) shipment of the products to customers has occurred and title has passed, (ii) when collection of the outstanding receivables is probable and (iii) the final price of the products is determined, which occurs at the time of shipment. Sales are recorded net of discounts, rebates, cooperative arrangements (marketing, training and promotional funds), returns, and allowances. Consideration is given on select sales for cooperative arrangements related to market development, training and special promotions, usually agreed upon in advance. The amount given is generally in the form of a credit memo, which is applied as a reduction of the sale price and such amount is recorded as a current liability. Expenditures made pursuant to the agreed upon activity reduce this liability. To the extent that we incur costs in excess of the established cooperative fund, we recognize that amount as a selling or marketing expense. As part of the sales process, we may perform certain value added services such as programming, software loading and quality assurance testing. These value added services are considered an ancillary component of the sales process and amounts attributable to these processes are included in the unit cost to the customer. Furthermore, these value added services are related to services prior to the shipment of the products, and no value added services are provided after delivery of the products. We recognize a reserve against the related receivables estimates for product returns based on historical experience and other judgmental factors. We evaluate these estimates on an on-going basis and adjust the estimates each period based on actual product return activity. We recognize freight costs billed to our customers in revenue and actual freight costs incurred as a component of cost of sale activity.

Allowance for Doubtful Accounts

        We recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. Credit evaluations are undertaken for all major sales transactions before shipment is authorized. Normal payment terms require payment on a net 30 or 60-day basis depending on the customer. On an ongoing basis, we analyze the payment history of customer accounts, including recent customer purchases. We evaluate aged items in accounts receivable and provide reserves for doubtful accounts. Customer creditworthiness and economic conditions may change, including increasing the risk of collectability and sales returns, and may require additional provisions, which could negatively impact our operating results.

Inventory Write-Off and Effect on Gross Margin

        We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on historical usage rates and our estimated forecast of product demand for a period of time, generally three months. Because of obsolescence, we will generally provide a full reserve for the costs of our inventories in excess of our relevant demand forecast for the applicable period. We attempt to control our inventory levels so that we limit inventories in excess of demand for the succeeding several months. However, because we need to place non-cancelable orders with significant lead time and because it is difficult to estimate product demand, we sometimes build inventories in excess of demand for the applicable future periods. If this occurs, we provide a reserve, which may have a negative impact on our reported results of operations and financial condition. Such was the case during 2008, as we adjusted some of our inventory down to market values.

Contractual Obligations

        We lease corporate and administrative office facilities, and equipment under non-cancelable operating leases. Certain of these leases contain renewal options. Rent expense under these leases was approximately $558,000, $628,000 and $417,000 for the years ended December 31, 2008, 2007 and 2006, respectively. We also have a line of credit facility, which is shown on our balance sheet as a current liability and the balance was $14.3 million and $26.8 million at December 31, 2008 and 2007, respectively.

        The following is a schedule of aggregate future minimum rental payments required by the above leases.

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving Line of Credit*	$14,273,978	$14,273,978	—	—	—
Operating Lease Obligations**	1,369,462	421,340	$742,130	$205,992	—
Capital Lease Obligations	—	—	—	—	—

Total	$15,643,440	$14,695,318	$742,130	$205,992	—

*
the outstanding balance varies daily

**
includes buildings and equipment

Recently Issued Accounting Pronouncements

Recently adopted:

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS No. 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until our fiscal year beginning January 1, 2009. The adoption of the remaining provisions of SFAS No. 157 is not expected to have a material impact on the Company's consolidated financial statements.

        In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). This standard amends FASB Statement No. 115, "Accounting for Certain Investment in Debt and Equity Securities," with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company's results of operations or financial position.

Recently issued:

        The Financial Accounting Standards Board (FASB) has issued FASB Statements No. 141 (revised 2007) ("SFAS 141R"), Business Combinations, and No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements. These new standards represent the completion of the FASB's first major joint project with the International Accounting Standards Board (IASB). The FASB and the IASB first initiated the joint project that resulted in the new standards because U.S. generally accepted accounting principles and International Financial Reporting Standards (IFRS) differed widely in their approach to accounting for business combinations. The IASB plans to issue its counterpart standards IFRS 3 (revised), Business Combinations, and International Accounting Standard 27 (as revised in 2007), Consolidated and Separate Financial Statements, early next year. The new standards to be issued by the IASB are expected to contain the same fundamental principles as those of the FASB, but will diverge with respect to certain issues.

        In SFAS 141(R), the FASB retained the fundamental requirements of SFAS 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the fair value principles in the revised Statement are a major change from SFAS 141's cost allocation process, together with other revisions from past practice. Among numerous changes, SFAS 141(R) requires the acquiring entity in a business combination to:

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

        SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders' equity. SFAS 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, the Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.

        The final business combinations and noncontrolling interest statements are effective for annual periods beginning on or after December 15, 2008. The Statements should be applied on a prospective basis, except for the presentation and disclosure requirements of SFAS 160, which must be applied retrospectively. Entities are prohibited from adopting the Statements before their effective dates. The Company does not believe adoption of SFAS 141(R) and SFAS 160 will have a material effect on the Company's financial statements.

        In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161) "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133". SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company does not believe adoption of SFAS 161 will have a material effect on the Company's financial statements.

        In May 2008, the FASB issued Statement of Financial Accounting Standards SFAS No. 162 ("SFAS 162") "The Hierarchy of Generally Accepted Accounting Principles," which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not expect adoption of SFAS 162 to have a material impact on the Company's financial statements.

        In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163 ("SFAS 163"), "Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60," which requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation, and clarifies how FASB Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Management is currently assessing the effect of SFAS 163 on the Company's financial statements.

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

Interest Rate

        We are exposed to market risk from changes in interest rates on our outstanding revolving line of credit. At December 31, 2008, we had approximately $14.3 million outstanding, which could be affected by changes in short term interest rates. The interest rate for the revolving line of credit is the prime rate minus 0.50% (2.75% at March 20, 2009) or LIBOR plus 2.00% (3.22% at March 20, 2009). For every 1% increase in our bank's prime rate or LIBOR, our interest expense would increase by $143,000 assuming the same $14.3 million remained outstanding for the entire year.

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

Market Risk

        A substantial portion of our revenue and expenses are transacted in markets outside the United States, however all sales transactions and accounts receivable are denominated in U.S. dollars. As a result of our international sales, our future operating results could be adversely affected by a variety of factors, including changes in specific countries' political, economic or regulatory conditions and trade protection measures. Our market risk management includes an accounts receivable insurance policy for both our domestic and foreign sales. However, there can be no assurance that our insurance policy will substantially offset the impact of fluctuations in currency exchange rates, political, economic or regulatory conditions on its results of operations and financial position. We do not believe that foreign currency fluctuations had a material impact on our financial results during 2008, 2007 or 2006.

Item 8.    Financial Statements and Supplementary Data.

        The information required by this item is included below in "Item 15 Exhibits, Financial Statements and Financial Statement Schedules" and incorporated herein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A(T).    Controls and Procedures.

  (i) Disclosure Controls and Procedures

        An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this Annual Report pursuant to Exchange Act Rule 13a-15(b). Based on the evaluation, the Chief Executive Officer and President and the Chief Financial Officer, concluded that as of December 31, 2008, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

  (ii) Internal Control Over Financial Reporting.

    Management's Report on Internal Control Over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and President and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 as required by the Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this Annual Report.

  (iii) Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2008, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors and Executive Officers and Corporate Governance.

        The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2009 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

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

Item 11.    Executive Compensation.

        The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2009 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2009 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2009 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2009 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules.

  (a)(1) and (a)(2) Financial Statements and Financial Statement Schedules

  See the index to and the financial statements and supplementary data beginning on page F-1 and F-27, which are incorporated by reference.

  (a)(3) Exhibits.

  See Exhibit Index, which is incorporated by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2009	By:	/s/ JOSEPH RAM Joseph Ram, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Signature and Title:
March 31, 2009	/s/ JOSEPH RAM Joseph Ram, President, Chief Executive Officer And Director (Principal Executive Officer)
March 31, 2009	/s/ ABRAHAM ROSLER Abraham Rosler, Executive Vice President And Director
March 31, 2009	/s/ JEFFREY KLAUSNER Jeffrey Klausner, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
March 31, 2009	/s/ RANDALL P. MARX Randall P. Marx, Director
March 31, 2009	/s/ ROBERT S. PICOW Robert S. Picow, Director
March 31, 2009	/s/ KIRK A. WALDRON Kirk A. Waldron, Director

INFOSONICS CORPORATION AND SUBSIDIARIES
Consolidated Financial Statements
For the years ended December 31, 2008, 2007 and 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
InfoSonics Corporation and subsidiaries
San Diego, California

        We have audited the consolidated balance sheets of InfoSonics Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule of InfoSonics Corporation and subsidiaries listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoSonics Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We were not engaged to examine management's assertion about the effectiveness of InfoSonics Corporation and subsidiaries internal control over financial reporting as of December 31, 2008 included in the accompanying Management Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

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

/s/ SINGERLEWAK LLP
Irvine, California
March 31, 2009

INFOSONICS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2008 and 2007

	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$24,714,753	$20,652,154
Trade accounts receivable, net of allowance for doubtful accounts of $429,126 and $558,342 as of December 31, 2008 and 2007 respectively	22,727,738	37,532,011
Other receivables (Note 7)	4,209,658	499,236
Inventory, net of reserves of $161,556 and $580,438 as of December 31, 2008 and 2007 respectively	4,375,334	13,479,861
Prepaids	244,103	884,733
Net assets of discontinued operations	3,264,817	14,114,074
Deferred tax assets—current	—	1,203,417

Total current assets	59,536,403	88,365,486
Property and equipment, net	498,079	1,301,985
Intangible assets	504,000	504,000
Deferred tax assets—non current	—	1,401,671
Other assets	115,900	110,660

Total assets	$60,654,382	$91,683,802

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,982,306	$20,821,601
Accrued expenses	7,304,090	1,105,972
Line of credit	14,273,978	26,755,100
Income taxes payable	24,100	80,560
Net liabilities of discontinued operations	1,310,434	5,895,687

Total current liabilities	33,894,908	54,658,920

Commitments and Contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.001 par value 10,000,000 shares authorized 0 and 0 shares issued and outstanding	—	—
Common stock, $0.001 par value 40,000,000 shares authorized 15,010,807 and 14,647,067 shares issued and 14,956,270 and 14,647,067 shares outstanding as of December 31, 2008 and 2007, respectively	14,956	14,647
Treasury stock, at cost, 54,537 and 0 shares at December 31, 2008 and 2007, respectively	(16,900)	—
Additional paid-in capital	31,666,434	31,505,990
Accumulated other comprehensive loss	(25,211)	(31,190)
Retained earnings (deficit)	(4,879,805)	5,535,435

Total stockholders' equity	26,759,474	37,024,882

Total liabilities and stockholders' equity	$60,654,382	$91,683,802

The accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

December 31, 2008, 2007 and 2006

	For the Year Ended December 31,
	2008	2007	2006
Net sales	$213,222,973	$214,462,495	$228,824,662
Cost of sales	203,210,148	202,803,136	211,308,465

Gross profit	10,012,825	11,659,359	17,516,197
Operating expenses	13,900,063	13,254,681	13,477,614

Operating income (loss) from continuing operations	(3,887,238)	(1,595,322)	4,038,583
Other income (expense)
Change in fair value of derivative liability	—	—	399,009
Other income	582,804	2,080,552	—
Interest income (expense), net	(544,560)	(901,106)	(284,228)

Income (loss) from continuing operations before provision for income taxes	(3,848,994)	(415,876)	4,153,364
Provision for (Benefit from) income taxes	2,459,659	(1,101,022)	1,029,883

Income (loss) from continuing operations	(6,308,653)	685,146	3,123,481
Loss from discontinued operations, net of tax (Note 10)	(4,106,587)	(2,299,803)	(584,659)

Net income (loss)	$(10,415,240)	$(1,614,657)	$2,538,822

Basic earnings (loss) per share
From continuing operations	$(0.42)	$0.05	$0.23
From discontinued operations	$(0.28)	$(0.16)	$(0.04)

Net Income (loss)	$(0.70)	$(0.11)	$0.19

Diluted earnings (loss) per share
From continuing operations	$(0.42)	$0.05	$0.20
From discontinued operations	$(0.28)	$(0.16)	$(0.04)

Net Income (loss)	$(0.70)	$(0.11)	$0.16

Basic weighted-average number of shares outstanding	14,884,133	14,458,394	13,656,137
Diluted weighted-average number of shares outstanding	14,884,133	14,458,394	15,869,178

The accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

December 31, 2008, 2007 and 2006

	Fiscal Years Ended December 31,
	2008	2007	2006
Net income (loss)	$(10,415,240)	$(1,614,657)	$2,538,822
Other comprehensive loss:
Foreign currency translation adjustments	5,979	(22,325)	(8,865)

Comprehensive income (loss)	$(10,409,261)	$(1,636,982)	$2,529,957

The accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

December 31, 2008, 2007, and 2006

	Common Stock
			Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss
	Shares	Amount					Total
Balance, December 31, 2005	11,252,844	$11,253	$—	$13,421,311	$4,611,270	$—	$18,043,834
Stock issued for cash	2,200,000	2,200	—	14,407,800	—	—	14,410,000
Stock issuance costs	—	—	—	(1,005,582)	—	—	(1,005,582)
Income tax benefit realized from the exercise of employee stock options	—	—	—	1,522,117	—	—	1,522,117
Exercise of warrants	41,826	42	—	(42)	—	—	0
Exercise of stock options	685,398	685	—	1,312,164	—	—	1,312,849
Stock options compensation expense	—	—	—	1,492,613	—	—	1,492,613
Derivative liability	—	—	—	(399,009)	—	—	(399,009)
Foreign currency translation adjustments	—	—	—	—	—	(8,865)	(8,865)
Net Income	—	—	—	—	2,538,822	—	2,538,822

Balance, December 31, 2006	14,180,068	14,180	—	30,751,372	7,150,092	(8,865)	37,906,779
Income tax benefit realized from the exercise of employee stock options	—	—	—	198,178	—	—	198,178
Exercise of stock options	466,999	467	—	285,023	—	—	285,490
Stock options compensation expense	—	—	—	271,417	—	—	271,417
Foreign currency translation adjustments	—	—	—	—	—	(22,325)	(22,325)
Net Loss	—	—	—	—	(1,614,657)	—	(1,614,657)

Balance, December 31, 2007	14,647,067	14,647	—	31,505,990	5,535,435	(31,190)	37,024,882
Exercise of stock options	263,740	264	—	34,022	—	—	34,286
Stock options compensation expense	—	—	—	93,522	—	—	93,522
Common Stock issuance	100,000	100	—	32,900	—	—	33,000
Treasury Stock	(54,537)	(55)	(16,900)	—	—	—	(16,955)
Foreign currency translation adjustments	—	—	—	—	—	5,979	5,979
Net Loss	—	—	—	—	(10,415,240)	—	(10,415,240)

Balance, December 31, 2008	14,956,270	$14,956	$(16,900)	$31,666,434	$(4,879,805)	$(25,211)	$26,759,474

The accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

December 31, 2008, 2007 and 2006

	For the Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$(10,415,240)	$(1,614,657)	$2,538,822
Adjustments to reconcile net income (loss) from operations to net cash provided by (used in) operating activities
Depreciation and amortization	657,597	376,219	146,867
Loss on disposal of fixed assets	459,318	59,312	—
Provision for bad debt	(129,216)	(121,210)	126,559
Provision for obsolete inventory	(418,882)	325,930	5,032
Stock based compensation expense	126,522	271,417	1,492,615
Income tax benefit realized from the exercise of employee stock options	—	—	1,522,119
Change in fair value of derivative liability	—	—	(399,009)
(Increase) decrease in
Trade accounts receivable	14,933,489	(3,211,828)	(19,924,669)
Accounts receivable other	(3,710,422)	(341,388)	—
Inventory	9,523,409	(10,333,221)	544,089
Prepaids	640,631	(130,714)	(49,613)
Other assets	(5,240)	(28,537)	8,667
Deferred tax asset current	1,203,417	(162,417)	(491,000)
Deferred tax asset non current	1,401,671	(1,437,671)	13,793
Increase (decrease) in
Accounts payable	(9,839,295)	5,012,406	10,083,250
Accrued expenses	6,198,118	(155,991)	(1,721,917)
Income tax liabilities	(56,460)	63,460	17,100

Cash provided by (used in) continuing operations	10,569,417	(11,428,890)	(6,087,295)
Cash provided by (used in) discontinued operations, net	6,264,003	2,185,284	(1,935,132)

Net cash provided by (used in) operating activities	16,833,420	(9,243,606)	(8,022,427)
Cash flows from investing activities
Purchase of property and equipment	$(463,353)	$(1,387,681)	$(77,483)
Sale of property and equipment	19,002	—	—

Cash used in continuing operations	(444,351)	(1,387,681)	(77,483)
Cash used in discontinued operations	132,259	14,618	(264,105)

Net cash used in investing activities	(312,092)	(1,373,063)	(341,588)
Cash flows from financing activities
Borrowings from line of credit	244,112,726	426,734,074	188,423,458
Payments on line of credit	(256,593,849)	(425,627,588)	(172,774,844)
Offering costs	—	—	(1,005,582)
Cash paid for treasury stock	(16,955)	—	—
Cash received from stock, options and warrants	34,286	483,668	15,722,850

Net cash provided by (used in) financing activities	(12,463,792)	1,590,154	30,365,882
Effect of exchange rate changes on cash	5,063	(22,325)	(8,865)

Net increase (decrease) in cash and cash equivalents	4,062,599	(9,048,840)	21,993,002
Cash and cash equivalents, beginning of period	20,652,154	29,700,994	7,707,992
Cash and cash equivalents, end of period	$24,714,753	$20,652,154	$29,700,994
Cash paid for interest	581,313	899,844	324,383
Cash paid for income taxes	8,822	—	2,216

The accompanying notes are an integral part of these financial statements.

NOTE 1—ORGANIZATION AND LINE OF BUSINESS

        InfoSonics Corporation ("InfoSonics") was incorporated in February 1994 in the state of California. InfoSonics and its subsidiaries, Axcess Mobile, LLC ("Axcess Mobile"), InfoSonics Latin America, Inc, InfoSonics de Mexico S.A. de C.V., InfoSonics de Guatemala S.A., InfoSonics El Salvador S.A. de C.V., InfoSonics S.A., InfoSonics Corporation Chile y Compania Limitada, InfoSonics Colombia S.A. and verykool USA, Inc. (collectively, the "Company"), sell wireless telecommunication products and accessories to wireless network operators, carriers, retailers and dealer agents. The Company's principal markets are Central and South America. In September 2003, the Company reincorporated in the state of Maryland under the name InfoSonics Corporation.

Stock Split

        In June 2006, the Company affected a two-for-one stock split of its common stock. All share and per share data for the periods presented have been retroactively restated to reflect this stock split.

NOTE 2—DISCONTINUED OPERATIONS

        During the quarter ended June 30, 2008, the Company assessed opportunities in the United States and Mexico, and the Company began to implement actions necessary to close sales operations in both of those countries, which actions continued in the second half of 2008. These two areas accounted for less than 1% of the Company's net sales in 2008, as compared to 12% of net sales for 2007. Due to the changing environment and consolidation in the United States of the regional cellular carriers, along with the challenges of opening sales relations with the cellular carriers in Mexico, management determined that it was necessary to take decisive actions to mitigate further losses. The results of the discontinued operations are as follows:

	Year Ended December 31,
	2008	2007	2006
Net Sales	$869,804	$30,224,232	$12,071,820
Gross Profit (Loss)	(2,358,218)	(150,677)	1,253,103
Operating Loss	(4,628,207)	(2,675,161)	(575,084)
Capital Expenditures	—	9,519	263,768
Depreciation and Amortization	26,529	32,303	7,612

        Liabilities of discontinued operations consist primarily of accounts payable. Assets of discontinued operations are as follows:

	December 31, 2008	December 31, 2007
Cash	$8,641	$98,646
Accounts Receivable	1,050,758	5,721,128
Inventory	1,307,463	7,067,413
Prepaid Taxes	897,955	892,434
Fixed Assets	—	242,565
Other Assets	—	91,888

Total	$3,264,817	$14,114,074

        As of December 31, 2008, the plans for the discontinued operations were substantially completed; however, the Company expects to continue to record adjustments and expenses through discontinued operations as necessary.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The Consolidated Financial Statements include the accounts of InfoSonics and its wholly owned subsidiaries as listed in Note 1. All significant inter-company accounts and transactions are eliminated in consolidation.

Revenue Recognition and Allowance for Returns

        Revenues for wireless handset and accessory sales are recognized upon (i) shipment of the products to customers, (ii) when collection of the outstanding receivables are probable and (iii) the final price of the product is determined, which occurs at the time of shipment. Sales are recorded net of discounts, rebates, cooperative arrangements (marketing, training and promotional funds), returns, and allowances. Consideration is given on select sales for cooperative arrangements related to market development, training and special promotions usually agreed upon in advance. The amount given is generally in the form of a credit memo, which is applied as a reduction of the sale. The same amount is recorded as a current liability. Expenditures made pursuant to the agreed upon activity reduce this liability. To the extent that the Company incurs costs in excess of the established cooperative fund, the Company recognizes the amount as a selling or marketing expense. As part of the sales process, the Company may perform certain valued added services such as programming, software loading and quality assurance testing. These value added services are considered an ancillary component of the sales process and amounts attributable to these processes are included to in the unit cost to the customer. Furthermore, these value added services are related to services prior to the shipment of the products, and no value added services are provided after delivery of the products. The Company recognizes as a reserve against the related receivables estimates for product returns based on historical experience and other judgmental factors, evaluates these estimates on an on-going basis and adjusts its estimates each period based on actual product return activity. The Company recognizes freight costs billed to its customers in revenue and actual freight costs incurred as a component of cost of revenue.

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

Cash and Cash Equivalents

        For consolidated financial statement purposes, cash equivalents are defined as investments which have an original maturity of ninety days or less from the original date of purchase. Cash and cash equivalents consist of cash on hand and in banks and credit card receivables. The Company maintains its cash and cash equivalents balances in a bank that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation (up to $250,000 for interest bearing accounts). As of December 31, 2008 and 2007, the Company maintained deposits totaling $24.7 million and $20.7 million, respectively, with certain financial institutions in excess of federally insured amounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Trade Accounts Receivable

        The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. The Company evaluates the collectability of its accounts receivable on an on-going basis. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company's historical experience. In certain circumstances, the Company has obtained accounts receivable insurance to mitigate its credit risk. As of December 31, 2008 and 2007, the allowance for doubtful accounts was $429,126 and $558,342, respectively.

Inventory

        Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories. The Company provides for the possible inability to sell its inventory by recording a reserve. As of December 31, 2008 and 2007, the inventory obsolescence reserve was $161,556 and $580,438, respectively. From time to time the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of December 31, 2008 and 2007, the prepaid inventory balances were $170 and $461,990, respectively.

Property and Equipment

        Property and equipment are stated at cost. The Company provides for depreciation using the straight-line method over estimated useful lives of eighteen months to seven years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

Fair Value of Financial Instruments

        The Company's financial instruments include cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses. The book value of all other financial instruments is representative of their fair values.

Accounting for the Impairment of Long-Lived Assets

        The Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Management determined that there was no impairment of long-lived assets during the years ended December 31, 2008, 2007 and 2006.

Stock-Based Compensation

        As of January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model, which is

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advertising Expense

        The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the years ended December 31, 2008, 2007 and 2006 was $2,008,508, $1,409,535, and $130,315, respectively.

Income Taxes

        The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". This statement requires the recognition of deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company's assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

        In addition, effective January 1, 2007, the Company adopted FIN 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109". FIN 48 provides guidance on recognition, derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. In addition, FIN 48 permits an entity to recognize interest and penalties related to tax uncertainties either as income tax expense or operating expenses. The Company has chosen to recognize interest and penalties related to tax uncertainties as operating expense.

        Based on our evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. As a result, the adoption of FIN 48 did not have a material impact on the Company's results of operations and financial position.

        The Company is subject to U.S. Federal income tax as well as to income tax of multiple state and foreign country jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2005 through 2007 tax years. State income tax returns are subject to examination for a period of three to four years after filing.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share

        The Company utilizes SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The Company's common share equivalents consist of stock options and warrants.

        Common shares from exercise of certain options and warrants have been excluded from the computation of diluted earnings per share because their exercise prices are greater than the Company's weighted-average stock price for the period. For the years ended December 31, 2008, 2007 and 2006, the number of shares excluded was 2,339,308, 2,382,226 and 1,896,434, respectively. Since their effect would have been anti-dilutive, for years ended December 31, 2008 and 2007, the number of shares excluded was 221,336 and 1,040,586, respectively, from the computation of net loss per share.

Geographic Reporting

        The Company accounts for geographic revenues in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company allocates revenues to geographic areas based on the location to which the product was shipped.

Estimates

        The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Major Suppliers

        The Company contracts with various suppliers. Although there are a limited number of suppliers that could supply the Company's inventory, management believes any shortfalls from existing suppliers might be absorbed from other suppliers on comparable terms; however there are no assurances of such other suppliers providing products on acceptable terms. Furthermore, a change in suppliers could cause a delay in sales and adversely affect results.

        During the year ended December 31, 2008, the Company purchased materials from two suppliers, which accounted for 76%, and 15% of total cost of sales. During the year ended December 31, 2007, the Company purchased materials from three suppliers, which accounted for 55%, 17% and 11% of total cost of sales. During the year ended December 31, 2006, the Company purchased materials from two suppliers, which accounted for 59% and 20% of total cost of sales.

Concentrations of Revenues and Credit Risk

        The Company provides credit to its customers in the normal course of business. During the year ended December 31, 2008, three customers accounted for 21%, 21% and 20% of total product sales. These customers represented 22% 23% and 17% of accounts receivable, respectively, at December 31, 2008. During the year ended December 31, 2007, three customers accounted for 18%, 17% and 17% of total product sales. These three customers represented 14%, 19% and 18% of accounts receivable,

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

respectively at December 31, 2007. During the year ended December 31, 2006, three customers accounted for 20%, 19% and 17% of total product sales. These three customers represented 7%, 18% and 17% of accounts receivable, respectively, at December 31, 2006. The Company does not obtain collateral with which to secure its accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses based upon the Company's historical experience related to credit losses and any unusual circumstances that may affect the ability of its customers to meet their obligations. The Company also maintains an insurance policy, which partially covers its customer accounts, and helps to minimize the potential risk of loss. During 2008, the Company renewed its insurance policy, which covers losses up to $50,000,000 and has a zero deductible, with a 5% co-insurance on receivables.

Recently Issued Accounting Pronouncements

Recently adopted:

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permits a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS No. 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until our fiscal year beginning January 1, 2009. The adoption of the remaining provisions of SFAS No. 157 is not expected to have a material impact on the Company's consolidated financial statements.

        In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). This standard amends FASB Statement No. 115, "Accounting for Certain Investment in Debt and Equity Securities," with respect to accounting for a transfer to the trading category for all entities with available-for-sale and trading securities electing the fair value option. This standard allows companies to elect fair value accounting for many financial instruments and other items that currently are not required to be accounted as such, allows different applications for electing the option for a single item or groups of items, and requires disclosures to facilitate comparisons of similar assets and liabilities that are accounted for differently in relation to the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company's results of operations and financial position.

Recently issued:

        The Financial Accounting Standards Board (FASB) has issued FASB Statements No. 141 (revised 2007) ("SFAS 141R"), Business Combinations, and No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements. These new standards represent the completion of the FASB's first major joint project with the International Accounting Standards Board (IASB). The FASB and the IASB first initiated the joint project that resulted in the new standards because U.S. generally accepted

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accounting principles and International Financial Reporting Standards (IFRS) differed widely in their approach to accounting for business combinations. The IASB plans to issue its counterpart standards IFRS 3 (revised), Business Combinations, and International Accounting Standard 27 (as revised in 2007), Consolidated and Separate Financial Statements, early next year. The new standards to be issued by the IASB are expected to contain the same fundamental principles as those of the FASB, but will diverge with respect to certain issues.

        In SFAS 141(R), the FASB retained the fundamental requirements of SFAS 141 to account for all business combinations using the acquisition method (formerly the purchase method) and for an acquiring entity to be identified in all business combinations. However, the fair value principles in the revised Statement are a major change from SFAS 141's cost allocation process, together with other revisions from past practice. Among numerous changes, SFAS 141(R) requires the acquiring entity in a business combination to:

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

        SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, and requires all entities to report noncontrolling (minority) interests in subsidiaries within equity in the consolidated financial statements, but separate from the parent shareholders' equity. SFAS 160 also requires any acquisitions or dispositions of noncontrolling interests that do not result in a change of control to be accounted for as equity transactions. Further, the Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated.

        The final business combinations and noncontrolling interest statements are effective for annual periods beginning on or after December 15, 2008. The Statements should be applied on a prospective basis, except for the presentation and disclosure requirements of SFAS 160, which must be applied retrospectively. Entities are prohibited from adopting the Statements before their effective dates The Company does not believe adoption of SFAS 141(R) and SFAS 160 will have a material effect on the Company's financial statements.

        In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161) "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133". SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

require, comparative disclosures for earlier periods at initial adoption. The Company does not believe adoption of SFAS 161 will have a material effect on the Company's financial statements.

        In May 2008, the FASB issued Statement of Financial Accounting Standards SFAS No. 162 ("SFAS 162") "The Hierarchy of Generally Accepted Accounting Principles," which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Management does not expect adoption of SFAS 162 to have a material impact on the Company's financial statements.

        In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163 ("SFAS 163"), "Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60," which requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation, and clarifies how FASB Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Management is currently assessing the effect of SFAS 163 on the Company's financial statements.

NOTE 4—PROPERTY AND EQUIPMENT

        Property and equipment are primarily located in the United States and consisted of the following as of the dates presented:

	December 31,
	2008	2007
Machinery and Equipment	$469,411	$437,953
Tooling, Molds and Software	330,828	1,257,636
Furniture and Fixtures	106,314	117,491

	906,553	1,813,080
Less Accumulated Depreciation	408,474	511,095

Total	$498,079	$1,301,985

        Depreciation expense was $657,597, $376,219 and $146,867 for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 5—INTANGIBLE ASSETS

        The Company utilizes SFAS No. 142. As a result of the purchase of Primasel S.A., the Company recorded intangible assets of $504,000. These assets consist of a management agreement and a distribution agreement with values of $378,000 and $126,000, respectively, at December 31, 2008. The Company has determined that the management agreement has an indefinite life. As of December 31, 2008, management evaluated the intangible assets and believes no indicators existed that would require an evaluation of impairment to be performed. As such, no impairment charges were incurred during the year ended December 31, 2008 relating to these assets.

NOTE 6—LINE OF CREDIT

        Until April 30, 2008, the Company had a line of credit from Wells Fargo HSBC Trade Bank N.A., which provided for advances not to exceed 80% of eligible domestic accounts receivable and up to 85% of foreign-insured accounts receivable (depending on the country of the debtor), up to a maximum of $30,000,000.

        Under the Wells Fargo HSBC Trade Bank line of credit, interest was payable on a monthly basis (i) at Wells Fargo's prime rate minus 0.25% or (ii) at the one-month LIBOR plus 1.50%. The interest rate floated at Wells Fargo's prime rate minus 0.25% or was at LIBOR plus 1.5% if the debt was a fixed amount drawn upon. The line of credit was collateralized by substantially all of the assets of the Company, and was to expire October 1, 2008. At December 31, 2007, the amount drawn against this line of credit was $26,755,100.

        On April 30, 2008, the Company entered into a Loan, Security and Bulk Purchase Agreement and a Letter of Credit and Security Agreement with Wells Fargo Century, Inc., replacing the then existing asset-based secured credit facility with Wells Fargo HSBC Trade Bank, N.A. Pursuant to the Wells Fargo Century line of credit, we may obtain advances up to $45,000,000 based on the expected collections of eligible receivables as well as value of the Company's eligible inventory determined in accordance with the Wells Fargo Century line of credit. The outstanding advances may not exceed the lesser of (i) $45,000,000 or (ii) the sum of the value of the eligible receivables and eligible inventory multiplied by their respective advance rates as set forth in the Agreement ($21.6 million as of December 31, 2008). At December 31, 2008, the majority of our debt was based on foreign accounts receivable. The Wells Fargo Century line of credit has a two-year term ending April 2010 and is secured by all of the assets of the Company. The interest rate for each borrowing under the Wells Fargo Century line of credit is, at the option of the Company, either the Wells Fargo Bank N.A. prime rate minus 0.50% (2.75% at December 31, 2008) or the LIBOR rate plus 2.00% (3.83% at December 31, 2008). At December 31, 2008, the amounts drawn against the line of credit was $14,273,978. As of December 31, 2008, the Company was in compliance with the covenants of the new credit facility. If any adverse events occur or we are unable to renew our new credit facility or enter into an adequate credit relationship as needed, our business' financial condition or operating results could be negatively affected.

        The Company has no other notes payable.

NOTE 7—ACCRUED EXPENSES

        As of December 31, 2008 and 2007, accrued expenses consisted of the following:

	December 31, 2008	December 31, 2007
Accrued product costs	$3,070,058	$1,031,147
Accrued legal settlement*	4,150,000	—
Other accruals	84,032	74,825

Total	$7,304,090	$1,105,972

    *
    This amount is offset by an equal amount due from our insurance carrier (included in accounts receivable other in the accompanying Balance Sheet) and subsequent to December 31, 2008, $3.8 million of this amount was deposited into an escrow account for the benefit of the plaintiffs (see Note 8 below).

NOTE 8—COMMITMENTS AND CONTINGENCIES

Leases

        The Company leases its corporate and administrative offices, warehouse and distribution centers, and certain equipment under operating lease agreements, which expire through September 2012. Certain of the agreements contain renewal options. Future minimum payments under these operating lease agreements at December 31, 2008 were as follows:

Year Ending December 31,	Payments
2009	$421,340
2010	430,586
2011	311,544
2012	205,992

Total	$1,369,462

        Rent expense was $557,689, $628,354 and $417,345 for the years ended December 31, 2008, 2007 and 2006, respectively.

        In September 2007, we entered into an early termination of our then existing space for our corporate and administrative office facilities, receiving net proceeds of $2,080,552. Also in September 2007, the Company entered into a building lease agreement for its new corporate and administrative office facilities. The new lease agreement is for a period of 60 months and requires monthly rental payments of $20,361. In addition, commencing on each anniversary date of the lease, the monthly rent will increase by 3%.

Litigation

        The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. As of December 31, 2008, except as disclosed below, the Company did not have any material litigation outstanding, and management does not expect any matters to have a material impact on the Company's liquidity or the financial statements taken as a whole.

Securities Class Actions

        In the securities class action, captioned In Re: InfoSonics Corporation Securities Litigation, Lead Case No. 06 CV 1231, pending before Judge Sammartino in the United States District Court for the Southern District of California, Plaintiffs filed a third amended consolidated complaint on May 23, 2008 against the Company and certain of its officers and directors. The two prior complaints (including claims therein based on defendants' restatement of first quarter 2006 earnings) were dismissed in part by the Court, with leave to amend. The third amended consolidated complaint alleges violations of Section 10(b) of the Exchange Act and associated Rule 10b-5, Section 20(a) and Section 20A in connection with the announcement of the Company's restatement of first quarter 2006 earnings and in connection with allegedly false and/or misleading statements related to the Company's distribution of the VK Mobile phone. Plaintiffs seek a declaration that their action is a proper class action pursuant to Rule 23(a) and (b)(3), unspecified damages, prejudgment and post-judgment interest, attorneys' fees, expert witness fees, other costs, and other unspecified relief. The plaintiffs purport to represent a class of purchasers of the Company's stock during the period February 6, 2006 to August 9, 2006.

        On August 8, 2008, the parties entered into a Memorandum of Understanding to resolve the case. On October 17, 2008, the parties entered a Stipulation and Agreement of Settlement (the "Securities Settlement") of the case, which provides the securities class action settlement is contingent on

NOTE 8—COMMITMENTS AND CONTINGENCIES (Continued)

preliminary and final Court approval, as well as settlement of the derivative action noted below, among other contingencies, and provides for, among other things, a dismissal with prejudice of the lawsuit, releases of the defendants, and a payment by the Company or its insurer of $3.8 million to plaintiffs (inclusive of any plaintiffs' attorneys fees, to be determined by the Court). The Securities Settlement further provides that defendants deny any liability or responsibility for the claims made and make no admission of any wrongdoing. On January 20, 2009, the Court entered an order certifying the class, preliminarily approving the settlement and providing for notice to the class. The Court set the hearing for final approval of the settlement for April 23, 2009. On February 10, 2009, the Company's insurer funded the full settlement payment.

Derivative Action

        In the derivative action, captioned In Re InfoSonics Corporation Derivative Litigation, Lead Case No. 06 CV 1336, pending before Judge Sammartino in the United States District Court for the Southern District of California, plaintiffs filed a consolidated complaint on November 6, 2006 purportedly on behalf of the Company against certain of its officers and directors, and the Company as a nominal defendant. The consolidated complaint alleges claims for violations of Section 14(a) of the Exchange Act, Sections 25402 and 25403 of the California Corporations Code, disgorgement under the Sarbanes-Oxley Act of 2002, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, rescission, a constructive trust, and an accounting, in connection with the Company's restatement of first quarter 2006 earnings and in connection with allegations of wrongdoing with respect to granting, exercising, accounting and reporting of the stock options that the Company granted in December 2005. Plaintiffs seek unspecified damages, declaratory relief regarding the Sarbanes-Oxley Act of 2002, Section 14(a) of the Exchange Act, and the legality of stock options, a constructive trust, restitution, disgorgement, modification of certain corporate governance and internal procedures, extraordinary equitable and/or injunctive relief, costs, and such other relief as is just and proper. On September 4, 2007, the Court granted defendants' motion to dismiss for failure to make a demand on the board, and also granted with prejudice the motion to dismiss the Sarbanes-Oxley claim.

        On August 6, 2008 the parties entered into a Memorandum of Understanding to resolve the derivative case. On October 17, 2008, the parties entered into a Stipulation and Agreement of Settlement (the "Derivative Settlement"), which provides the Derivative Settlement is contingent on preliminary and final Court approval of this settlement and the securities settlement noted above, among other contingencies, and provides for, among other things, a dismissal with prejudice of the lawsuit, releases of the defendants, corporate governances changes and a payment by the Company or its insurer of plaintiffs' attorneys fees to be ordered by the Court up to a maximum of $350,000. It is anticipated that the settlement payment will be funded entirely by the Company's insurer. The Derivative Settlement further provides that defendants deny any liability or responsibility for the claims made and make no admission of any wrongdoing. On January 20, 2009, the Court entered order preliminarily approving the Derivative Settlement and setting the hearing for final approval of the settlement for April 23, 2009.

Vendors

        The Company has entered into written agreements with some of its supplier-manufacturers. None of these agreements require minimum amounts of product to be purchased. Some of the agreements contain automatic renewal clauses and the Company believes that it will be able to renew these contracts with similar terms upon their individual expiration.

NOTE 8—COMMITMENTS AND CONTINGENCIES (Continued)

Employee Agreements and Compensation

        During 2006, the Company provided a retirement savings plan for all full time employees. Employees are eligible after 90 days of service with the Company. The Company provides an employer matching contribution to all employees enrolled in the plan. For the years ended December 31, 2008 and 2007, the Company provided $63,000 and $82,000, respectively, for the employees in the plan. All matching contributions are fully vested by the employee upon payment by the Company.

        The Company entered into an employment agreement with its Chief Executive Officer in April 2008 that expires in April 2012. The employment agreement provides for an annual salary of $325,000. The agreement also provides that the Company may terminate the agreement upon 30 days written notice if termination was without cause. The Company's only obligation would be to pay its Chief Executive Officer the greater of a) 18 months salary or b) one-half of the salary payable over the remaining term of the agreement.

        The Company entered into an employment agreement with its Chief Financial Officer in April 2008 that expires in April 2012. The employment agreement provides for an annual salary of $175,000. The agreement also provides that the Company may terminate the agreement upon 30 days written notice if termination was without cause. The Company's only obligation would be to pay its Chief Financial Officer the greater of a) 18 months salary or b) one-half of the salary payable over the remaining term of the agreement.

        The Company entered into an employment agreement with its Executive Vice President in April 2008 that expires in April 2012. The employment agreement provides for an annual salary of $150,000. The agreement also provides that the Company may terminate the agreement upon 30 days written notice if termination was without cause. The Company's only obligation would be to pay its Executive Vice President the greater of a) 18 months salary or b) one-half of the salary payable over the remaining term of the agreement.

NOTE 9—STOCKHOLDERS' EQUITY

Preferred Stock

        The Company has authorized the issuance of 10,000,000 shares of preferred stock, which may be issued from time to time in one or more series by the Board of Directors. In addition, the Board is authorized to set the rights, preferences, privileges, and restrictions of these shares, including dividends rights, conversion rights, voting rights, and liquidation preferences. These shares may have rights senior to those of the Company's common stock holders. As of December 31, 2008 and 2007, the Company did not have any preferred shares outstanding.

Common Stock

        During 2006, the Company issued shares related to exercise of previously issued stock options and warrants. A total of 727,224 shares of common stock were issued for proceeds of $1,312,849, with a range of exercise price on the options and warrants exercised of $0.13 to $8.12.

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

NOTE 9—STOCKHOLDERS' EQUITY (Continued)

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

        During 2007, the Company issued shares related to the exercise of previously issued stock options. A total of 466,998 shares of common stock were issued for proceeds of $285,490 with a range of exercise price on the options exercised of $0.13 to $2.25.

        In October 2008, the Company issued 100,000 unregistered shares of common stock in exchange for a temporary change to a revenue sharing agreement. The Company recorded a corresponding expense related to the issuance of these shares for $33,000 as stock based compensation in the accompanying Statement of Operations.

Treasury Stock

        On December 15, 2008, we announced a share buyback program, authorizing up to $500,000 to be used for stock repurchase. As of December 31, 2008, we had purchased 54,537 shares at a total cost of $16,955.

Stock Options

        In September 2003, the Board of Directors approved the 2003 stock option plan (the "2003 Plan"). The 2003 Plan is intended to provide incentives to key employees, officers, and directors of the Company who provide significant services to the Company. In January 2005, the Board of Directors increased the number of shares available under the 2003 Stock Option Plan to 2,800,000 shares. Options granted may be either incentive options, non-qualified options or non-discretionary options. Incentive and non-qualified options will vest over a period of time as determined by the Board of Directors for up to 10 years from the date of grant. Non-discretionary options may be granted only to non-employee directors, vest over a period of three years and expire five years after the date of grant. No shares remain available for grant under the 2003 Plan, as amended.

        In June 2006, the stockholders approved the 2006 equity incentive plan (the "2006 Plan"), with 1,000,000 shares of the Company's common stock authorized for issuance under the 2006 Plan. An additional 348,208 shares of the Company's common stock were rolled into the 2006 Plan from the 2003 Plan. The 2006 Plan is intended to provide incentives to key employees, officers, and directors of the Company who provide significant services to the Company. As of December 31, 2008 there were 831,500 shares available for grant under the 2006 Plan. The exercise price will be determined by the Compensation Committee, but will be at least equal to fair market value of the common stock on the date of grant of such option.. The Compensation Committee also establishes the vesting schedule for each option granted and the term of each option, which cannot exceed ten years from the date of grant.

        During 2006, the Company granted options to purchase 107,000 shares of the Company's common stock to its executives and employees and the Chairman of its Audit Committee. The exercise price on these grants ranged from $5.33 to $15.17. These options vest over a period of three years. During 2006 and 2007, respectively, a compensation charge of $145,000 and $199,496 was recorded relating to the vested portion of these options. During 2007, 50,000 of these options were returned to the 2006 Plan as they were forfeited due to a termination. In addition in June 2006, our shareholders approved a total

NOTE 9—STOCKHOLDERS' EQUITY (Continued)

of 180,000 options, previously granted to our non-employee directors in January and December 2005 (90,000 on each date), with exercise prices of $1.65 and $8.12, respectively. These options were vested upon grant, were granted outside of our option plans and during 2006, a compensation expense of $1,138,178 was recorded related to these options.

        On March 9, 2007, the Company granted options to purchase 40,000 shares of the Company's common stock to its employees. The exercise price was $3.79. These options vest over a period of four years. During 2007, 25,000 of these options were returned to the 2006 plan as they were forfeited due to a termination.

        On March 10, 2008, the Company granted options to purchase 183,000 shares of the Company's common stock to its employees. The exercise price was $1.04. These options vest over a period of four years. During 2008, 44,500 of these options were returned to the plan as they were forfeited due to a termination.

        Our stock options vest on an annual or a monthly basis. As of December 31, 2008, there was $116,296 of total unrecognized compensation costs related to the non-vested stock options. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. That cost is expected to be recognized over the next weighted-average period of 2.25 years. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. SFAS No. 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the year ended December 31, 2008, we recorded an expense of $93,522 related to options granted to our non-employee directors. These options had been granted prior to January 1, 2006. Under current U.S. federal tax law, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2008, 2007 and 2006: risk-free interest rate of 1.47% in 2008, 4.66% in 2007 and between 4.88% and 5.04% in 2006, based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0% as the Company has not, and does not intend to, issue dividends; and expected lives of 3 to 7 years based upon the historical life of the Company's options. For grants in 2008, 2007 and 2006, the expected volatility used ranged from 62% to 91%, based on the Company's historical stock price fluctuations for a period matching the expected life of the options.

NOTE 9—STOCKHOLDERS' EQUITY (Continued)

        A summary of option activity under all of the above plans as of December 31, 2008, and changes during the years ended 2006, 2007 and 2008 are presented in the table below:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life
Outstanding at December 31, 2005	3,598,500	$2.15	3.48 years
Granted during fiscal year 2006	287,000	$6.77	2.78 years
Exercised during fiscal year 2006	685,398	$1.92
Returned during fiscal year 2006	82,778	$4.50

Outstanding at December 31, 2006	3,117,324	$2.56	3.37 years
Granted during fiscal year 2007	40,000	$3.79	5.19 years
Exercised during fiscal year 2007	466,998	$0.84
Returned during fiscal year 2007	83,390	$11.09

Outstanding at December 31, 2007	2,606,936	$2.66	2.63 years
Granted during fiscal year 2008	183,000	$1.04	5.19 years
Exercised during fiscal year 2008	263,740	$0.13
Returned during fiscal year 2008	950,252	$5.05

Outstanding at December 31, 2008	1,575,944	$1.46	2.98 years

Vested and expected to vest	1,575,944	$1.46	2.98 years

Exercisable at December 31, 2008	1,429,284	$1.48	2.76 years

        A summary of the status of the Company's non vested options at December 31, 2008, and changes during the year then ended are presented below:

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2007	23,333	$5.32
Granted	183,000	$1.04
Vested	12,673	$4.66
Forfeited	47,000	$1.04

Non-vested at December 31, 2008	146,660	$1.27

        The weighted-average grant-date fair value of options granted during the year ended December 31, 2008 was $1.04. The total intrinsic value of options granted during the year ended December 31, 2008 was $0. There was $34,286 cash received from options exercised for the year ended December 31, 2008. The stock based compensation unrecognized expense for future periods as of December 31, 2008 is $116,296 with a weighted average remaining vesting period of 2.25 years.

        The weighted-average remaining contractual life of the options outstanding at December 31, 2008 was 2.98 years. The weighted-average fair value per share of options granted was $1.04, $3.79 and $6.77 for the years ended December 31, 2008, 2007 and 2006, respectively. The exercise prices of the options

NOTE 9—STOCKHOLDERS' EQUITY (Continued)

outstanding at December 31, 2008 ranged from $0.13 to $5.91, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price of Options Outstanding	Weighted-Average Exercise Price of Options Exercisable
$0.13 to $1.04	947,000	811,000	2.29 years	$0.67	$0.61
$1.65 to $2.25	326,500	326,500	2.81 years	$2.07	$2.07
$3.00 to $5.91	302,444	291,784	5.33 years	$3.24	$3.05

	1,575,944	1,429,284	2.98 years	$1.466	$1.48

        On March 29, 2005, the Securities and Exchange Commission published Staff Accounting Bulletin ("SAB") No. 107, which provides the SEC Staff's views on a variety of matters relating to stock-based payments. SAB No. 107 requires stock-based compensation to be classified in the same expense line items as cash compensation. Information about stock-based compensation included in the results of operations for the year ended December 31, 2008 is as follows:

Year ended December 31, 2008
Officer compensation	$—
Non-employee directors	13,805
Sales, general and administrative	79,717

Total stock option expense, included in total operating expenses	$93,522

NOTE 10—INCOME TAXES

        The Company adopted the provisions of FIN 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109," ("FIN 48"), on January 1, 2008. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company's expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company concluded that at this time there are no uncertain tax positions. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings.

        The Company is subject to US federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2007 remain open to examination. As of December 31, 2008, the Company does not expect any material changes to unrecognized tax positions within the next twelve months. The adoption of FIN 48 is not expected to have a material effect on the Company's consolidated results of operations or cash flows.

        The valuation reserve as of December 31, 2008 represents deferred tax assets which management believes, based on the Company's history of operating losses, may not be realized in future periods. The valuation allowance was increased by $3,213,345 in 2008.

NOTE 10—INCOME TAXES (Continued)

        The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended December 31, 2008, 2007 and 2006:

	For the Year Ended December 31,
	2008	2007	2006
Current tax provision
Federal	$—	$(14,723)	$1,168,319
State	1,232	(8,132)	325,464
Foreign	(56,461)	63,451	17,100

Total	(55,229)	40,596	1,510,883
Deferred tax provision (benefit)
Federal	(813,132)	(1,661,974)	(371,000)
State	203,875	61,785	(110,000)

Total	(609,257)	(1,600,189)	(481,000)

Less: change in valuation allowance	3,213,345	—	—

Total provision (benefit) for income taxes discontinued operations	(89,200)	458,571	—

Total provision (benefit) for income taxes continuing operations	$2,459,659	$(1,101,022)	$1,029,883

        The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2008, 2007 and 2006:

	For the Year Ended December 31,
	2008	2007	2006
Statutory regular federal income tax rate	34.0%	34.0%	34.0%
State taxes net of federal benefit	(5.1)	3.3	7.1
Non-deductible entertainment	(0.40)	(0.5)	0.3
Foreign income tax rate differential	24.4	10.9	(5.5)
Valuation Allowance	(72.8)	0.0	0.0
Non-taxable income	0.0	0.0	(3.8)
Foreign Dividend Received	(45.6)	0.0	0.0
Other	1.5	0.6	(3.2)

Total	(64.1)%	28.9%	28.9%

NOTE 10—INCOME TAXES (Continued)

        Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of December 31, 2008 and 2007 consisted of the following:

	December 31,
	2008	2007
Current deferred tax assets
Allowance for bad debt	$155,885	$202,824
SFAS 123(R)—Non-Qualified	671,379	640,803
Allowance for obsolete inventory	58,687	210,851
State tax expense	544	544
Accrued compensation	20,837	23,736
Contribution carryover	30,329	28,775
Credits	47,571	—
Other accruals	687,451	95,884

Current deferred tax assets	1,672,683	1,203,417

Total Current deferred tax assets	1,672,683	1,203,417
Non-current deferred tax assets
Depreciation	(88,061)	(18,593)
Net operating loss	1,628,723	1,420,264

Total non-current deferred tax assets	1,540,662	1,401,671

Valuation Allowance	(3,213,345)	—

Net deferred tax assets	$—	$2,605,088

        At December 31, 2008, the Company had federal and state net operating loss carry forwards of approximately $6,115,000 and $3,871,000 respectively. The federal and state loss carry forwards begin to expire in 2025 and 2017, respectively, unless previously utilized.

        Included in the net operating loss balances above are approximately $1,821,000 and $1,061,000, for 2008 and 2007, respectively, which are attributed to the exercise of non-qualified stock options for which the tax effect will be a component of the Company's Additional Paid in Capital. Pursuant to Internal Revenue Code Section 382, use of the Company's net operating loss carry forwards will be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

NOTE 11—SEGMENT AND RELATED INFORMATION

        SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" requires that the Company disclose certain information about it operating segments where operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company currently operates one business segment. Summarized financial information concerning the Company's reportable regions is shown in the following tables for the years ended December 31, 2008, 2007 and 2006.

NOTE 11—SEGMENT AND RELATED INFORMATION (Continued)

        All fixed assets are located in the Company's offices in the United States, or in Asia at contract manufacturing facilities. Geographical revenues for the years ended December 31, 2008, 2007 and 2006 were as follows:

	For the Year Ended December 31,
	2008	2007	2006
Central America	$50,617,442	$73,965,770	$80,198,490
South America	162,605,531	140,496,725	148,626,172

Total	$213,222,973	$214,462,495	$228,824,662

        During the years ended December 31, 2008, 2007 and 2006, no revenues from any individual country other than Argentina, El Salvador or Guatemala were greater than 10% of the Company's consolidated revenues.

SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts—Schedule I

	Balance, beginning of year	Additions charged to operations	Deletions from Reserve	Balance, end of year
Allowance for doubtful accounts
December 31, 2008	$558,342	$267,036	$396,252	$429,126
December 31, 2007	679,553	353,268	474,479	558,342
December 31, 2006	552,993	439,556	312,996	679,553
Reserve for inventory obsolescence
December 31, 2008	$580,438	$983,763	$1,402,645	$161,556
December 31, 2007	254,508	1,172,961	847,031	580,438
December 31, 2006	249,476	751,260	746,228	254,508

 EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Amendment to Bylaws, approved March 5, 2007(13)
4.1	Specimen Common Stock Certificate(1)
4.2	1998 Stock Option Plan(2)(*)
4.3	2003 Stock Option Plan, as amended(11)(*)
4.4	Form of Stock Option Agreement—2003 Stock Option Plan—Non Employee Director(3)(*)
4.5	Form of Stock Option Agreement—2003 Stock Option Plan—Incentive Stock Option(3)(*)
4.6	2006 Equity Incentive Plan(7)(*)
4.7	Form of Stock Option Grant Notice/Stock Option Agreement(8)(*)
4.8	Form of Amended and Restated Stock Option Agreement (Non-Employee Directors' Option)(7)(*)
10.1	Stock Purchase Agreement dated as of January 26, 2004 among InfoSonics, InfoSonics Mexico, Inc., Joseph Ram and Abraham Rosler concerning InfoSonics de Mexico(1)
10.2	Securities Purchase Agreement by and among InfoSonics and the investors listed thereon dated January 30, 2005(4)
10.3	Form of Common Stock Purchase Warrant(4)
10.4	Form of Amendment No. 1 to Common Stock Purchase Warrant(9)
10.5	Credit Agreement dated October 6, 2005 between InfoSonics and Wells Fargo HSBC Trade Bank, National Association(5)
10.7	Letter re: Credit Agreement dated September 29, 2006 between InfoSonics and Wells Fargo HSBC Trade Bank, N.A.(10)
10.8	Seventh Amendment to Credit Agreement dated April 21, 2008 between InfoSonics and Wells Fargo HSBC Trade Bank, N.A.(15)
10.9	Loan, Security and Bulk Purchase Agreement dated April 30, 2008, between InfoSonics and Wells Fargo Century, Inc.(16)
10.10	Letter of Credit and Security Agreement dated April 30, 2008, between InfoSonics and Wells Fargo Century, Inc.(16)
10.11	Agreement for Purchase and Sale of Assets dated October 20, 2004 between The Mobile Solution Corporation and Axcess Mobile, LLC (InfoSonics' subsidiary)(6)
10.12	Employment Agreement effective of April 1, 2008 between InfoSonics and Joseph Ram(14)(*)
10.13	Employment Agreement effective of April 1, 2008 between InfoSonics and Abraham Rosler(14)(*)
10.14	Employment Agreement effective of April 1, 2008 between InfoSonics and Jeffrey Klausner(14)(*)
10.15	Lease Termination Agreement dated August 23, 2007, by and between Biomed Realty, L.P. and the Company(12)

Number	Description
10.16	Office Space Lease, dated September 10, 2007, by and between UTC Properties LLC and the Company(12)
10.17	Distribution Agreement by and between InfoSonics and Samsung Electronics Argentina S.A. effective April 8, 2008(14)
10.18	Stock Purchase and Sale Agreement, dated January 19, 2005 between InfoSonics and Fanrock Investments, Limited(17)
10.19	Amendment No. 1 to Stock Purchase and Sale Agreement, dated May 15, 2008 between InfoSonics and Fanrock Investments, Limited(17)
10.20	Common Stock Purchase Agreement, dated May 15, 2008 by and between InfoSonics and Fanrock Investments, Limited(17)
10.21	Memorandum of Understanding for In Re: InfoSonics Corporation Securities Litigation, Lead Case No. 06CV 1231 dated August 8, 2008(18)
10.22	Memorandum of Understanding for In Re: InfoSonics Corporation Derivative Litigation, Lead Case No. 06CV 1231 dated August 6, 2008(18)
10.23	Escrow Agreement In Re: InfoSonics Corporation Securities Litigation, dated October 16, 2008(19)
10.24	Separation and Release Agreement, dated January 28, 2009, between John Althoff and InfoSonics(*)(†)
10.25	Distribution Agreement by and between InfoSonics and Samsung Electronics Argentina S.A. effective January 22, 2009(20)
14.1	Employee Code of Business Conduct and Ethics(1)
14.2	Code of Ethics(1)
21	Subsidiaries of InfoSonics(†)
23	Consent of Independent Registered Public Accounting Firm(†)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002(†)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002(†)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002(†)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002(†)

(1)
Incorporated by reference from the Company's Registration Statement on Form S-1, filed on January 30, 2004.

(2)
Incorporated by reference from Amendment No. 6 to the Company's Registration Statement on Form S-1/A, filed on May 20, 2004.

(3)
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

(7)
Incorporated by reference from the Company's Registration Statement on Form S-8, filed on June 12, 2006.

(8)
Incorporated by reference from the Company's Current Report on Form 8-K, filed on June 12, 2006.

(9)
Incorporated by reference from the Company's Current Report on Form 8-K, filed on June 12, 2006.

(10)
Incorporated by reference from the Company's Current Report on Form 8-K, filed on October 5, 2006.

(11)
Incorporated by reference from the Company's Annual Report on Form 10-K, filed on March 31, 2006.

(12)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q, filed on November 14, 2007.

(13)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q, filed on May 15, 2007.

(14)
Incorporated by reference from the Company's Current Report on Form 8-K, filed on April 14, 2008.

(15)
Incorporated by reference from the Company's Current Report on Form 8-K, filed on April 23, 2008.

(16)
Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 6, 2008.

(17)
Incorporated by reference from the Company's Current Report on Form 8-K, filed on May 19, 2008.

(18)
Incorporated by reference from the Company's Current Report on Form 8-K, filed on August 12, 2008.

(19)
Incorporated by reference from the Company's Quarterly Report on Form 10-Q, filed on November 14, 2008.

(20)
Incorporated by reference from the Company's Current Report on Form 8-K, filed on January 26, 2009.

(*)
Indicates a management contract or compensatory plan or arrangement

(†)
Filed herewith