Form 10-Q
period 2009-03-31
INFOSONICS CORP
filed 2009-05-15
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of May 7, 2009, the Registrant had 14,724,205 shares outstanding of its $.001 par value common stock.

InfoSonics Corporation and Subsidiaries

Quarterly Report on Form 10-Q For The Period Ended March 31, 2009

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$11,856,495	$24,714,753
Trade accounts receivable, net of allowance for doubtful accounts of $424,047 (unaudited) and $429,126	36,746,976	22,727,738
Other receivables (Note #13)	1,341,745	4,209,658
Inventory, net of reserves of $161,556 (unaudited) and $161,556	3,998,742	4,375,334
Prepaids	608,914	244,103
Assets of discontinued operations	3,104,981	3,264,817

Total current assets	57,657,853	59,536,403

Property and equipment, net	536,739	498,079
Intangible assets	504,000	504,000
Other assets	110,174	115,900

Total assets	$58,808,766	$60,654,382

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,678,537	$10,982,306
Accrued expenses	6,259,137	7,304,090
Line of credit	21,524,501	14,273,978
Income taxes payable	32,130	24,100
Liabilities of discontinued operations	1,314,100	1,310,434

Total current liabilities	31,808,405	33,894,908

Total liabilities	31,808,405	33,894,908

Commitments and contingencies (Note #13)

Stockholders’ equity:
Preferred stock, $0.001 par value 10,000,000 shares authorized (no shares issued and outstanding as of applicable period end)	—	—
Common stock, $0.001 par value 40,000,000 shares authorized 15,010,807 and 15,010,807 shares issued and 14,789,772 and 14,956,270 shares outstanding as of March 31, 2009 and December 31, 2008, respectively	14,790	14,956
Treasury stock, at cost, 221,035 and 54,537 shares as of March 31, 2009 and December 31, 2008, respectively	(53,398)	(16,900)
Additional paid-in capital	31,679,980	31,666,434
Accumulated other comprehensive loss	(8,258)	(25,211)
Accumulated deficit	(4,632,753)	(4,879,805)

Total stockholders’ equity	27,000,361	26,759,474

Total liabilities and stockholders’ equity	$58,808,766	$60,654,382

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2009	2008

Net sales	$42,625,118	$67,933,267
Cost of sales	39,270,497	64,344,481

Gross profit	3,354,621	3,588,786
Operating expenses	2,876,972	3,697,468

Operating income (loss) from continuing operations	477,649	(108,682)

Other income (expense)
Other income	42	442
Interest (expense)	(27,878)	(189,501)

Income (loss) from continuing operations before benefit for income taxes	449,813	(297,741)
Provision for income taxes	9,700	32,172

Income (loss) from continuing operations	440,113	(329,913)
Loss from discontinued operations, net of tax (Note #11)	(193,061)	(83,268)

Net income (loss)	$247,052	$(413,181)

Basic earnings (loss) per share
From continuing operations	$0.03	$(0.02)
From discontinued operations	$(0.01)	$(0.01)
Net income (loss)	$0.02	$(0.03)
Diluted earnings (loss) per share
From continuing operations	$0.03	$(0.02)
From discontinued operations	$(0.01)	$(0.01)
Net income (loss)	$0.02	$(0.03)

Basic weighted-average number of common shares outstanding	14,881,774	14,758,413

Diluted weighted-average number of common shares outstanding	14,881,774	14,758,413

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Comprehensive Operations

(unaudited)

	For the Three Months Ended March 31,
	2009	2008

Net profit income (loss)	$247,052	$(413,181)
Other comprehensive loss:
Foreign currency translation adjustments	16,954	(2,209)
Comprehensive income (loss)	$264,006	$(415,390)

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$247,052	$(413,181)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	74,097	161,305
Provision for bad debt	(5,079)	167,973
Impairment on fixed assets	—	17,084
Provision for obsolete inventory	—	(82,882)
Stock option expense	13,445	20,392
(Increase) decrease in
Trade accounts receivable	(11,146,246)	(20,307,053)
Inventory	376,592	1,674,763
Prepaids	(364,814)	(2,250,025)
Other assets	5,726	(7,887)
Deferred tax asset current	—	(67,340)
Deferred tax asset non current	—	(405,479)
Increase (decrease) in
Accounts payable	(8,303,771)	(1,132,489)
Accrued expenses	(1,044,953)	1,686,609
Income tax liabilities	8,030	(39,560)
Cash used in continuing operations	(20,139,921)	(20,977,770)
Cash provided by discontinued operations	163,504	3,382,781
Net cash used in operating activities	(19,976,417)	(17,594,989)

Cash flows from investing activities:
Purchase of property and equipment	(111,839)	(4,899)
Cash provided by (used in) discontinued operations	—	—
Net cash used in investing activities	(111,839)	(4,899)

Cash flows from financing activities:
Borrowings from line of credit	50,713,251	36,322,720
Payments on line of credit	(43,462,728)	(36,611,470)
Cash received from stock and options	—	22,453
Cash paid for treasury stock	(36,557)	—
Cash provided by (used in) discontinued operations	—	—

Net cash provided by (used in) financing activities	7,213,966	(266,297)

Effect of exchange rate changes on cash	16,032	(2,208)

Net decrease in cash and cash equivalents	(12,858,258)	(17,868,393)

Cash and cash equivalents, beginning of period	24,714,753	20,652,154

Cash and cash equivalents, end of period	$11,856,495	$2,783,761
Non-Cash Supplemental Disclosure:
Cash paid for interest	27,885	202,804
Cash paid for taxes	—	—

Non-Cash Operating Activities

During the quarter ended March 31, 2009, $3.8 million of the accrued legal settlement was paid by the insurance carrier and the corresponding receivable and liability have been reduced. (see Note 7)

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation

Condensed Notes to Consolidated Financial Statements

(unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements and these condensed notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the financial position or results of operations of InfoSonics Corporation (the “Company”), although they may. These unaudited consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. These unaudited consolidated financial statements reflect all adjustments considered, in the opinion of the Company’s management, necessary to fairly present the results for the periods covered herein and such adjustments are considered of a normal recurring nature.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, Axcess Mobile LLC, InfoSonics Latin America, Inc., InfoSonics de Mexico S.A. de C.V., InfoSonics de Guatemala S.A., InfoSonics El Salvador S.A. de C.V., InfoSonics S.A., InfoSonics Corporation Chile y Compania Limitada, InfoSonics Colombia S.A. and verykool USA, Inc., all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation of these consolidated financial statements.

The unaudited consolidated balance sheet, the unaudited consolidated statements of operations and the unaudited consolidated statements of comprehensive operations as of or for the three months ended March 31, 2009 and the unaudited consolidated statement of cash flows for the three months ended March 31, 2009 are not necessarily indicative of the financial condition, operating results or cash flows that may be expected for the full fiscal year of 2009 or for any future period.

NOTE 2. Stock-Based Compensation

The Company has three equity incentive plans, the 2006 Equity Incentive Plan (“2006 Plan”), the 2003 Stock Option Plan (“2003 Plan”) and the 1998 Stock Option Plan (“1998 Plan”). Each of the plans has been approved by our stockholders. The 2006 Plan authorizes the grant of up to 1,000,000 shares for equity incentives. As of March 31, 2009, options to purchase 146,000 shares were outstanding under the 2006 Plan and 72,000 have been exercised or forfeited. The Company is also a party to non-plan option agreements with several non-employee directors and several institutions.

On December 28, 2007, the Securities and Exchange Commission (“SEC”) staff published Staff Accounting Bulletin No. 110 (SAB 110), which updates SAB 107 and provides the SEC staff’s views on a variety of matters relating to stock-based payments. SAB 110 requires stock-based compensation to be classified in the same expense line items as cash compensation.  Information about stock-based compensation included in the unaudited results of operations for the three months ended March 31, 2009 and 2008 is as follows:

	For The Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Officer compensation	$—	$—
Non-employee directors	—	3,451
Sales, general and administrative	13,445	16,941
Total stock option expense, included in total operating expenses	$13,445	$20,392

Our stock options vest on an annual or a monthly basis. The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.   Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. SFAS 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three months ended March 31, 2009, we recorded an expense of $13,445 related to options previously granted and granted during the first three months of 2009. During the three months ended March 31, 2008, we recorded an expense of $20,392 related to options previously granted and granted during the first three months of 2008. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2008 (there have been no grants during 2009): risk-free interest rate of 1.47% in 2008, based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0% as the Company has not, and does not intend to, issue dividends; and expected lives of 3 to 6 years based upon the historical life of options. For grants in 2008, the expected volatility used ranged from 88% to 89%, based on the Company’s historical stock price fluctuations for a period matching the expected life of the options. As of March 31, 2009, there was $86,000 of total unrecognized compensation costs related to the non-vested stock options. That cost is expected to be recognized over the remaining weighted-average period of 2.75 years.

A summary of option activity under all of the above plans as of March 31, 2009 and changes during the three months then ended is presented in the table below:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008	1,575,944	$1.46	2.98	—
Granted	—	$—	—	—
Exercised	—	$—		—
Forfeited	62,500	$1.60		—
Outstanding at March 31, 2009	1,513,444	$1.45	2.77	—
Vested and expected to vest	1,513,444	$1.45	2.77	—
Exercisable at March 31, 2009	1,417,828	$1.46	2.63	—

A summary of the status of the Company’s non-vested options at March 31, 2009 and changes during the three months ended March 31, 2009 is presented below:

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2008	146,660	$1.27
Granted	—	$—
Vested	21,044	$1.36
Forfeited	30,000	$1.04
Non-vested at March 31, 2009	95,616	$1.33

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

Common shares from exercise of certain options and warrants have been excluded from the computation of diluted earnings per share because their exercise prices are greater than the Company’s weighted-average stock price for the period. For the three months ended March 31, 2009 and 2008, the number of shares excluded was 1,600,944 and 2,916,254, respectively.

Since their effect would have been anti-dilutive, for the three months ended March 31, 2008, the number of shares excluded was 3,588,922, from the computation of net loss per share.

NOTE 4. Income Taxes

The Company adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. At the date of adoption, and as of December 31, 2008 and March 31, 2009, the Company does not have a liability for unrecognized tax benefits. The Company concluded that at this time there are no uncertain tax positions. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings.

The Company is subject to US federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2003 through 2008 remain open to examination. As of March 31, 2009, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

SFAS No. 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations. For the three months ended March 31, 2009, deferred income tax assets and the corresponding valuation allowance increased by $671,000.

NOTE 5. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories. The Company provides for the possible inability to sell its inventory by recording a reserve. As of March 31, 2009 and December 31, 2008, the inventory reserve was $161,556. From time to time, the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of March 31, 2009 and December 31, 2008, the prepaid inventory balances were $394,890 and $170, respectively. Included in Assets for Discontinued Operations as of March 31, 2009 and December 31, 2008 are inventory balances of $1,148,127 and $1,307,463, respectively. Inventory consists of the following:

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
Finished goods	$4,160,298	$4,536,890
Inventory in-transit	—	—
Inventory reserve	(161,556)	(161,556)
Net inventory	$3,998,742	$4,375,334

NOTE 6. Property and Equipment

Property and equipment are primarily located in the United States, with the exception of certain tooling and product molds which are located in Asia, and consisted of the following as of the dates presented:

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
Machinery and equipment	$467,507	$469,411
Furniture and fixtures	106,314	106,314
Tooling and molds	445,489	330,828
Subtotal	1,019,310	906,553
Less accumulated depreciation	482,571	408,474
Total	$536,739	$498,079

Depreciation expense was $74,097 and $161,305 for the three months ended March 31, 2009 and 2008, respectively.

NOTE 7. Accrued Expenses

As of March 31, 2009 and December 31, 2008, accrued expenses consisted of the following:

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
Accrued product costs	$3,236,604	$3,070,058
Accrued legal settlement*	350,000	4,150,000
Other accruals (including taxes)	2,672,533	84,032
Total	$6,259,137	$7,304,090

* As of March 31, 2009, $3.8 million of the accrued legal settlement was paid by the insurance carrier and is being held in an escrow account for the plaintiffs benefit of the Class Action lawsuit, and thus has been removed from the balance sheet at March 31, 2009. The remaining balance of $350,000 relates to legal fees for the derivative suit lawyers, and is offset by an equivalent receivable from our insurance carrier at March 31, 2009.

NOTE 8. Borrowings

On April 30, 2008, the Company entered into a Loan, Security and Bulk Purchase Agreement and a Letter of Credit and Security Agreement (collectively, the “Agreement”) with Wells Fargo Century, Inc. (“Lender”), replacing the then existing asset-based secured credit facility with Wells Fargo HSBC Trade Bank, N.A. Pursuant to the Agreement, the Lender may advance up to $45,000,000 to the Company based on the expected collections of eligible receivables as well as value of the Company’s eligible inventory determined in accordance with the Agreement. The outstanding advances may not exceed the lesser of (i) $45,000,000 or (ii) the sum of the value of the eligible receivables and eligible inventory multiplied by their respective advance rates as set forth in the Agreement ($27.8 million as of March 31, 2009). At March 31, 2009, the majority of our debt was based on foreign accounts receivable. This credit facility has a two-year term ending April 2010 and is secured by all of the assets of the Company. The interest rate for each borrowing under the credit facility is, at the option of the Company, either the Wells Fargo Bank N.A. prime rate minus 0.50% (3.25% less 0.50% at March 31, 2009) or the LIBOR rate plus 2.00% (1.27% plus 2.00% at March 31, 2009). At March 31, 2009, the amount drawn against the line of credit was $21,524,501, and additionally available at March 31, 2009 was $6,283,912. As of March 31, 2009, the Company was in compliance with the covenants of the credit facility. If any adverse events occur or we are unable to renew our new credit facility or enter into an adequate credit relationship as needed, our business’ financial condition or operating results could be negatively affected.

The Company has no other notes payable.

NOTE 9. Stockholders’ Equity

Common Stock

On May 15, 2008, the Company agreed to issue 100,000 unregistered shares of common stock in connection with an amendment to a then existing agreement with an unrelated partner. The shares were issued October 20, 2008. The amendment modifies a profit sharing agreement to increase the portion of profit sharing the Company earns. The increase in the portion of the profit sharing to the Company is retroactive to January 1, 2008 and continued to December 31, 2008.

Stock Options

Effective March 18, 2008 and May 13, 2008, the Company granted options to purchase an aggregate of 180,500 and 2,500 shares, respectively, of its common stock to certain non-executive employees (the “Employee Options”). One-fourth of the total shares subject to these option grants became exercisable one year from the date of grant, and 1/48th of the total options become exercisable each month thereafter until fully vested. These options have exercise prices of $1.04 per share, which was the closing price per share of the Company’s common stock on each of March 18, 2008 and May 13, 2008, and expire six years from the date of grant. See Note 2 for Stock-Based Compensation discussion.

Treasury Stock

On December 15, 2008, the Company announced a share buyback program, authorizing up to $500,000 to be used for stock repurchases. As of March 31, 2009 and December 31, 2008, we had purchased 221,035 and 54,537 shares, respectively, at a total cost of $53,619 and $16,955, respectively.

NOTE 10. Recent Accounting Pronouncements

Recently adopted:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permitted a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS No. 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which was adopted in the first quarter of 2009. The adoption of the remaining provisions of SFAS No. 157 did not have a material impact on the Company’s condensed consolidated financial statements.

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

The final business combinations and noncontrolling interest statements are effective for annual periods beginning on or after December 15, 2008. The Statements should be applied on a prospective basis, except for the presentation and disclosure requirements of SFAS 160, which must be applied retrospectively. Entities are prohibited from adopting the Statements before their effective dates. The adoption of SFAS 141(R) and SFAS 160 did not have a material effect on the Company’s financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161) “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”.  SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 did not have a material effect on the Company’s financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163 (SFAS 163), “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60,” which requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation, and clarifies how FASB Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.  The adoption of SFAS 163 did not have a material effect on the Company’s financial statements.

NOTE 11.  Discontinued Operations

During the quarter ended June 30, 2008, the Company assessed opportunities in the United States and Mexico, and the Company began to implement actions necessary to close sales operations in both of those countries, which actions continue, although were substantially completed by end of 2009. These two areas accounted for less than 1% of our net sales in the first three months of 2009 and 2008. Due to the changing environment and consolidation in the United States of the regional cellular carriers, along with the challenges of opening sales relations with the cellular carriers in Mexico, management determined that it was necessary to take decisive actions to mitigate further losses. The results of the unaudited discontinued operations are as follows:

	For the Three Months Ended
	March 31,
	2009	2008
	(unaudited)	(unaudited)
Net Sales	$246,946	$374,352
Gross profit	(155,304)	(68,202)
Operating loss	$(192,040)	$(627,409)
Identifiable assets	$3,104,980	$7,501,514
Capital expenditures	$—	$—
Depreciation and amortization	$—	$8,083

Liabilities of discontinued operations consist primarily of accounts payable. Assets of discontinued operations are as follows:

	March 31, 2009	December 31, 2008
	(unaudited)	(audited)
Accounts Receivable	$1,045,047	$1,307,463
Inventory	1,148,127	1,050,758
Prepaid Taxes	898,401	897,955
Other Assets	13,406	8,641
Total	$3,104,981	$3,264,817

As of March 31, 2009, the plans for the discontinued operations were substantially complete; however, the Company expects to continue to record adjustments and expenses through discontinued operations as necessary.

NOTE 12. Geographic Information

The Company currently operates in one business segment. All fixed assets are located in Company or third party facilities in the United States, Asia and Mexico. The unaudited net sales by geographical area for the three months ended March 31, 2009 and 2008 were:

	For the Three Months Ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Central America	$3,114,597	$21,166,224
South America	39,510,521	46,767,043
Total	$42,625,118	$67,933,267

The unaudited net sales for the Discontinued Operations for the quarters ended March 31, 2009 and 2008 were $246,946 and $374,353, respectively.

NOTE 13. Commitments and Contingencies

Securities Class Actions

In the securities class action, captioned In Re: InfoSonics Corporation Securities Litigation, Lead Case No. 06 CV 1231, pending before Judge Sammartino in the United States District Court for the Southern District of California, Plaintiffs filed a third amended consolidated complaint on May 23, 2008 against the Company and certain of its officers and directors. This complaint alleges violations of Section 10(b) of the Exchange Act and associated Rule 10b-5, Section 20(a) and Section 20A in connection with the announcement of the Company’s restatement of first quarter 2006 earnings and in connection with allegedly false and/or misleading statements related to the Company’s distribution of the VK Mobile phone. Plaintiffs seek a declaration that their action is a proper class action pursuant to Rule 23(a) and (b)(3), unspecified damages, prejudgment and post-judgment interest, attorneys’ fees, expert witness fees, other costs, and other unspecified relief. The plaintiffs purport to represent a class of purchasers of the Company’s stock during the period February 6, 2006 to August 9, 2006.

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

On January 20, 2009, the Court entered an order certifying the class, preliminarily approving the settlement and providing for notice to the class. On February 10, 2009, the Company’s insurer funded the full settlement payment. On April 23, 2009, the Court held the hearing for final approval of the Securities Settlement. On May 5, 2009, the Court entered an order approving the Securities Settlement as fair and reasonable, directing the clerk to enter final judgment and dismissing the action with prejudice.  The Securities Settlement is contingent upon final court approval of the derivative action, which is still under submission with the Court.

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

On August 6, 2008 the parties entered into a Memorandum of Understanding to resolve the derivative case. On October 17, 2008, the parties entered into a Stipulation and Agreement of Settlement (the “Derivative Settlement”), which provides the Derivative Settlement is contingent on preliminary and final Court approval of this settlement and the securities settlement noted above, among other contingencies, and provides for, among other things, a dismissal with prejudice of the lawsuit, releases of the defendants, corporate governance changes and a payment by the Company or its insurer of plaintiffs’ attorneys fees to be ordered by the Court up to a maximum of $350,000. It is anticipated that the settlement payment will be funded entirely by the Company’s insurer. The Derivative Settlement further provides that defendants deny any liability or responsibility for the claims made and make no admission of any wrongdoing. On January 20, 2009, the Court entered an order preliminarily approving the Derivative Settlement. On April 23, 2009, the Court held the hearing for final approval of the Derivative Settlement and took the matter under submission.

We may become involved in certain other legal proceedings and claims which arise in the normal course of business. Other than as described above, as of March 31, 2009, we did not have any significant litigation outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other General Information

This discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and condensed notes thereto and other information included in this report and our Annual Report on Form 10-K for the year ended December 31, 2008 (including our 2008 audited consolidated financial statements and related notes thereto and other information). InfoSonics Corporation’s (“InfoSonics” or the “Company”) discussion and analysis of financial condition and results of operations are based upon, among other things, our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to, among other things, make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent liabilities as of and at the financial statement date, and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from these estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations, although they may. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies.” All references to results of operations in this discussion generally are to results from continuing operations, unless otherwise noted.

The decision during the second quarter of 2008 to discontinue our operations in Mexico and the U.S., which we continue to implement (although we substantially completed by the end of 2008) and record adjustments required in the financial statements, affected certain amounts of our results of operations and the classifications on the balance sheet, statement of operations and statement of cash flows for prior periods, and as of prior dates, as well as our disclosure in this report, including management’s discussion and analysis.

Safe Harbor Statement

The matters in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements about future revenues, sales levels, operating income and margins, wireless handset sales, stock-based compensation expense, gain/loss in value of derivatives, cost synergies, operating efficiencies, profitability, market share, and rates of return, are based on current management expectations that involve certain risks and uncertainties. These risks and uncertainties, in whole or in part, could cause such expectations to fail to be achieved and have a material adverse effect on InfoSonics’ business, financial condition and results of operations, and include, without limitation: (1) intense competition internationally, including competition from alternative business models, such as manufacturer-to-carrier sales, which may lead to reduced prices, lower sales, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages; (2) dependency on Latin American sales; (3) extended general economic downturn; (4) inability to secure adequate supply of competitive products on a timely basis and on commercially reasonable terms; (5) foreign exchange rate fluctuations, devaluation of a foreign currency, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, and other related risks of our international operations; (6) the ability to attract new sources of profitable business from expansion of products or services or risks associated with entry into new markets, including geographies, products and services; (7) an interruption or failure of our information systems or subversion of access or other system controls may result in a significant loss of business, assets, or competitive information; (8) significant changes in supplier terms and relationships; (9) termination of a supply or services agreement with a major supplier or product supply shortages; (10) continued consolidation in the wireless handset carrier market; (11) loss of business from one or more significant customers; (12) customer and geographical accounts receivable concentration risk and other related risks; (13) rapid product improvement and technological change resulting in inventory obsolescence; (14) terrorist or military actions; (15) the loss of a key executive officer or other key employees; (16) changes in consumer demand for multimedia wireless handset products and features; (17) our failure to adequately adapt to industry changes and to manage potential growth and/or contractions; (18) seasonal buying patterns; (19) uncertain political and economic conditions internationally; (20) the resolution of any litigation for or against the Company; (21) the ability of the Company to successfully introduce and sell its verykool® products and the related inventory risk of such products; and (22) the ability of the Company to generate taxable income in future periods in order to utilize and realize any quarterly tax benefits recorded. Our actual results and condition could differ materially from those anticipated in our forward looking statements.

InfoSonics has instituted in the past and continues to institute changes to our strategies, operations and processes to address risks and uncertainties and to mitigate impact on InfoSonics’ results of operations and financial condition. However, no assurances can be given that InfoSonics will be successful in these efforts. For a further discussion of significant factors to consider concerning InfoSonics, see “Risk Factors” below in this report and “Item 1A. Risk Factors” of InfoSonics’ Annual Report on Form 10-K for the year ended December 31, 2008. In addition, other risks or uncertainties may be detailed from time to time in InfoSonics’ future SEC filings.

Overview

We are one of the premier distributors and providers of wireless handsets and accessories in Latin America. We provide end-to-end handset and wireless terminal solutions for carriers in Latin America.  We distribute products of several key original equipment manufacturers (OEMs), including Samsung and others. We are also involved in the designing, sourcing and distribution of a proprietary line of products under our own verykool® brand, which includes entry level, mid-tier and high-end products.

Our distribution and solution services include product testing, approval and certification, warehousing, logistics services (packing, shipping and delivery), marketing campaigns, warranty services and end-user support. These services are provided for OEMs and our verykool® branded wireless handsets and accessories, in order to facilitate sales to network carriers, agents, resellers, distributors, independent dealers and retailers in Central and South America. In addition, for our verykool® branded products, we design, test and contract with manufacturers to build these products.

Due to seasonal and other factors, our interim financial condition or operating results may not be indicative of the entire fiscal year 2009 or other future financial condition or operating results. Our financial condition and operating results are influenced by several seasonal, general economic and other factors, which may cause our financial condition and operating results to fluctuate on a quarterly basis, including, but not limited to, inventory management and obsolescence, the timing and introduction of new products by our suppliers and competitors, promotions and subsidies by network operators, technical and certification delays by industry bodies as well as operators, purchasing and payment patterns of customers, the timing of holidays, the success of our proprietary verykool® products line and other events affecting our consumers.

Areas of Management Focus and Performance Indicators

We focus on the needs of our customers, developing and maintaining close relationships with manufacturers, looking to expand in current and enter into new markets, and sourcing and developing new and innovative products, while maintaining close attention to operational efficiencies and costs. We are focused on increasing shipping volumes and improving efficiencies to achieve higher levels of profitability and earnings growth, as well as monitoring and managing levels of accounts receivable and inventory.  We provide distribution and other services for OEMs, such as Samsung, and our own proprietary line of verykool® handsets.  Performance indicators that are important for the monitoring and management of our business include operating and net income, cost of sales and gross margin percentage, operating expenses as a percent of revenues, and overall net sales growth, as well as balances of accounts receivable and inventory. We make extensive use of our customized information system to closely monitor all aspects of our business, including customer relationship management, intelligent purchasing, inventory control, inventory flow, line item margin control for every order, and weighted average cost and statistical data for products, customers and suppliers, as deemed appropriate. We believe a strong focus on providing better service to customers leads to increased customer satisfaction and retention and potential increases in sales.

Management spends a significant amount of time traveling to Latin America and Asia with the purpose of spending time with key customers, suppliers and employees. We believe that these relationships are vital to our success, and we will continue to dedicate a significant amount of time to this area.

Industry Trends and Risks

According to a January 2009 report by Deutsche Bank, overall worldwide wireless handset sales increased by approximately 6% in 2008; however, they are forecasted to decrease in 2009 by 10%, before returning to growth in 2010 and 2011, with growth estimated at 10% each year. This same report estimated Latin American sales (excluding Brazil) could decrease 17% in 2009, before returning to growth in 2010 and 2011 at a rate of 10% each year. A rapid decline in wireless handset sales in the Central and South American markets we serve has and could continue to negatively impact our net sales. Excess supply conditions and the current economic downturn have and may continue to reduce demand for our products and reduce the market prices of the products we sell and therefore affect our ability to generate net sales, margins and gross profit at expected levels and could continue to affect the value of our inventory, as well as customer payment trends. For example, the second half of 2008 and the first quarter of 2009 generally saw a decrease in handset demand globally as well as in our sales regions and an increase in carrier inventory, which both had a negative impact on our financial results during 2008 and the first quarter of 2009. Conversely, should manufacturers be unable to respond to an unanticipated increase in demand on a timely basis, we, along with others in our industry, could experience supply constraints that would affect our ability to deliver products. We are unable to quantify these effects, as it is difficult to predict future supply conditions and demand patterns which affect our ability to meet customer demand or sell handsets at an acceptable gross profit.

During the second half of 2008 and the first quarter of 2009 in particular, our industry was impacted by the economic slowdown impacting the United States and the rest of the world. We believe that some of the countries in the regions we operate, particularly in Central America, have close economic relations with the United States, and have been impacted by this economic situation. We believe this impacted consumer demand for wireless handsets in some of the countries we operate, and therefore our overall operations, including net sales, during the first quarter of 2009 were adversely impacted.

Company Specific Trends and Risks

Our long-term strategy incorporates overall market growth elements for our business, which we hope will result in future growth as global economic conditions recover. Our verykool® proprietary line of products, for which we had several models selling as of March 31, 2009, continued to show orders and sales during the first three months of 2009 and is expected to become an increasing part of our overall business in the future.

Our verykool® products continue to increase product diversification in Central and South America, which should continue to be beneficial as we move forward and work towards continued profitability.  We have control over the verykool® line of products, whereas for OEM products we perform distribution and other services as needed.  On a sequential quarterly and year over year basis, we were able to increase our gross margins to 7.9% for the quarter ended March 31, 2009, compared to 5.3% for the quarter ended March 31, 2008 and 1.0% for the quarter ended December 31, 2008  These results were primarily due to product mix shift, including increased sales of higher-margin products (including our verykool® products), better product sourcing for our verykool® line of products and beneficial purchasing opportunities.

Recent Events

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

        During the compliance period on or about October 12, 2009, absent the occurrence of any unexpected events, our common stock is expected to continue to trade on The Nasdaq Global Market. If compliance with Nasdaq Marketplace Rule 4450(a)(5) cannot be demonstrated on or about October 12, 2009, the staff of The Nasdaq Stock Market Listing Qualifications department is expected to deliver a written notification to us that our securities will be delisted from The Nasdaq Global Market. If we receive a delisting notice, we may appeal the Nasdaq staff’s determination to a Listing Qualifications Panel. Alternatively, we may apply to transfer our securities to The Nasdaq Capital Market or another exchange or trading market. We intend to monitor the bid price of our common stock and consider available options if our common stock does not trade at a level likely to result in our regaining compliance with Nasdaq’s minimum bid price rule.

Results of Operations

Three Months ended March 31, 2009 Compared with Three Months ended March 31, 2008

Net Sales

For the three months ended March 31, 2009, our net sales from continuing operations of $42.6 million decreased 37% compared to our net sales from continuing operations of $67.9 million for the same period of 2008.  Average selling price of wireless handsets sold in the first quarter of 2009 increased 15%, as compared to the first quarter of 2008, due primarily to increased volume of higher-priced handsets, including some of our verykool® and OEM products.  However, this increase was more than offset by a 44% decrease in overall wireless handset sales volume, primarily due to the impact of the worsening economic slowdown in the markets we serve during the second half of 2008 and the first quarter 2009.  The geographic mix of net sales shifted in the first quarter of 2009 as sales in South America increased to more than 92% of net sales, as compared to 69% of net sales for the first quarter of 2008.  Sales in Central America decreased to 8% of total net sales in the quarter ended March 31, 2009, as compared to 31% in the quarter ended March 31, 2008.  These regional shifts in net sales were the result of the factors discussed below.

	For the Three Months Ended March 31,
	2009	2008
	(Dollar amounts in thousands) (unaudited)
Net sales	$42,625	$67,933
Units sold, increase (decrease) over prior year	(44)%	92%
Average selling price, increase (decrease) over prior year	15%	(17)%

In South and Central America, we have continued to work to expand our customer base as well as our geographic presence by seeking additional customers and further business with existing customers.  In addition, we continued efforts to market and sell our proprietary verykool® line of products in South and Central America.  In South America, net sales were $39.5 million for the quarter ended March 31, 2009, a 16% decrease from the same quarter in 2008.  This decrease was primarily due to decreased sales in existing countries mostly due to the worldwide economic slowdown.  In Central America, net sales decreased 85% to $3.1 million for the quarter ended March 31, 2009, which was primarily due to the continuing unusually low demand during the quarter, which we believe was related to the worsening worldwide economic downturn.

Net Sales by Geographic Region

	For the Three Months Ended March 31,		Increase
	2009	2008	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Central America	$3,115	$21,166	(85)%
South America	39,510	46,767	(16)%
Total	$42,625	$67,933	(37)%

Cost of Sales, Gross Profit and Gross Margin

For the quarter ended March 31, 2009, cost of sales was $39.3 million, or 92.1% of net sales, and gross margin was 7.9%, as compared with $64.3 million, or 94.7% of net sales, and 5.3% for gross margin for the quarter ended March 31, 2008. The decrease in our cost of sales as a percentage of net sales and increase in gross margin were due to product mix shift, including increased sales of higher-margin products (including our verykool® products), better product sourcing for our verykool® line of products and beneficial purchasing opportunities.

For the quarter ended March 31, 2009, our gross profit decreased to $3.4 million from $3.6 million, as compared with the same quarter last year, a decrease of 7%. This decrease in gross profit was primarily the result of the decreased net sales which was offset by the factors which increased our gross margin as described above.

	For the Three Months Ended March 31,		Increase
	2009	2008	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$42,625	$67,933	(37)%
Cost of sales	39,270	64,344	(39)%
Gross profit	$3,355	$3,589	(7)%
Gross margin	7.9%	5.3%	49%

Operating Expense and Operating Income (Loss) from Continuing Operations

For the quarter ended March 31, 2009, operating expense decreased 22%, as compared with the same quarter last year.  As a percentage of net sales from continuing operations, operating expense increased to 6.7% in the quarter ended March 31, 2009, as compared with 5.4% for the same quarter last year.  The increase in operating expense as a percentage of net sales was primarily due to the decrease in total net sales; however, management took action to reduce overall operational costs to match current market conditions.  Management continues to review expenses in an effort to better match the operational costs with the future business opportunities.   We believe such measures will assist us as we strive to maintain profitability in the current volatile market.

For the quarter ended March 31, 2009, our operating income from continuing operations was $478,000, as compared with operating loss from continuing operations of $109,000 for the quarter ended March 31, 2008. As a percentage of net sales, operating income from continuing operations was 1.1% for the quarter ended March 31, 2009, compared to an operating loss from continuing operations of 0.2% for the quarter ended March 31, 2008. The increase in operating income from continuing operations was a result of the increase in gross margin and gross profit as well as the decrease in operating expense due to the factors discussed above.

Operating Expense

	For the Three Months Ended March 31,		Increase
	2009	2008	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$42,625	$67,933	(37)%
Operating expense	$2,877	$3,697	(22)%
Percentage of net sales	6.7%	5.4%	24%

Operating Income (Loss) from Continuing Operations

	For the Three Months Ended March 31,		Increase
	2009	2008	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$42,625	$67,933	(37)%
Operating income (loss) from continuing operations	$478	$(109)	540%
Percentage of net sales	1.1%	(0.2)%	650%

Other Expense

During the first quarter of 2009, we incurred $28,000 of interest expense, compared to $190,000 for the same period last year, primarily due to a lower average outstanding balance on our line of credit, resulting from, among other things, lower inventory levels as compared to the same period in the prior year.  We expect to continue to regularly utilize amounts on our revolving line of credit, which will impact our interest expense in future periods depending on applicable interest rates, among other things.

	For the three Months Ended March 31,		Increase
	2009	2008	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Other Income	$—	$—	—%
Interest income (expense)	(28)	(190)	(85)%
Total other income (expense)	$(28)	$(190)	(85)%

Income (Loss) from Continuing Operations

During the quarter ended March 31, 2009, our net income from continuing operations was $440,000, as compared to a loss of $330,000 for the quarter ended March 31, 2008.  This net income from continuing operations was primarily due to the increased gross margin and decreased operating expense discussed above.

Loss from Discontinued Operations (Net of Tax)

During the quarter ended June 30, 2008, we assessed opportunities in the United States and Mexico, and began to implement actions necessary to close sales operations in both of those countries, which we continued to execute in the first quarter of 2009.  For the quarter ended March 31, 2009, we incurred a loss from discontinued operations of approximately $193,000, as compared to a loss of $83,000 from discontinued operations for the quarter ended March 31, 2008.  The loss from discontinued operations resulted as we continued to wind down our business in the United States and Mexico. As of March 31, 2009, our plans for the discontinued operations were substantially complete; however, we expect to continue to record adjustments and expenses through the discontinued operations, as necessary.

Financial Condition, Liquidity and Capital Resources

We generally use cash from our sales of products, lines of credit (bank and vendor) and sale and exercise of securities (from time to time), to provide capital needed to support our business.

Cash Used in Operating Activities

At March 31, 2009, we had $11.9 million in cash, a decrease of $12.9 million from December 31, 2008.  During the three months ended March 31, 2009, we used cash and continued to leverage our bank line of credit to fund our operations.  The increase in our use of the bank line of credit was directly related to the decrease in our use of vendor lines of credit, as well as significantly increased levels of accounts receivable during the three months ended March 31, 2009.   The net cash used in operating activities was $20.0 million for the three months ended March 31, 2009, which resulted primarily from increased accounts receivable and decreased accounts payable and accrued expenses partially offset by decreased inventory levels.  The increase in accounts receivable was primarily due to the sales activity towards the later part of the period and the standard payment terms of sales we provide our customers.  Inventory decreased by $0.4 million and prepaid inventory increased by $0.4 million, resulting in a negligible net impact.  Accounts payable at March 31, 2009 decreased $8.3 million, compared to December 31, 2008, primarily due to a decrease in vendor provided lines of credit, which resulted from  the economic environment and our 2008 results, and beneficial purchasing terms offered by other vendors and partners in the ordinary course during the period.

Days of Sales Outstanding

Days of sales outstanding (the average number of days it takes to collect revenue after a sale is made) at March 31, 2009 was 63 days, compared with 56 days at December 31, 2008.  This increase was due to a few customers making payments shortly after the close of the first quarter of 2009, as more than 87% of our accounts receivable at March 31, 2009 were still within current terms provided to our customers.  Normal payment terms require our customers to pay on a net 30-day or net 60-day basis depending on the customer. We are constantly working with our customers to reduce our days of sales outstanding. The extension of net 60-day terms is required to remain competitive in the regions we currently operate, Central and South America. In an effort to obtain new customers and penetrate new markets, we may offer terms beyond our normal terms.

Cash Used in Investing Activities

The net cash used in investing activities was $112,000 for the three months ended March 31, 2009, compared to net cash used of $5,000 for the three months ended March 31, 2008. This use of cash continued to be primarily the result of our investment related to geographic expansion, tooling and molds for our proprietary verykool® products.

Cash Provided by Financing Activities

The net cash provided by financing activities for the three months ended March 31, 2009 of $7.2 million was primarily the result of borrowings on our bank line of credit.  The net cash used by financing activities for the three months ended March 31, 2008 of $266,000 was primarily used to make payments on our line of credit which was partially offset by cash received from exercise of stock options.

Working Capital

Our net working capital at March 31, 2009 was $25.8 million, as compared with $25.6 million at December 31, 2008. This slight increase was primarily due to the increase in accounts receivable and the decreases in accounts payable and accrued expenses offset by a decrease in cash and cash equivalents and an increase in amounts drawn on our line of credit.

Borrowings

On April 30, 2008, the Company entered into a Loan, Security and Bulk Purchase Agreement and a Letter of Credit and Security Agreement (collectively, the “Agreement”) with Wells Fargo Century, Inc. (“Lender”), replacing the then existing asset-based secured credit facility with Wells Fargo HSBC Trade Bank, N.A.  Pursuant to the Agreement, the Lender may advance up to $45,000,000 to the Company based on the expected collections of eligible receivables as well as value of the Company’s eligible inventory determined in accordance with the Agreement.  The outstanding advances may not exceed the lesser of (i) $45,000,000 or (ii) the sum of the value of the eligible receivables and eligible inventory multiplied by their respective advance rates as set forth in the Agreement ($27.8 million as of March 31, 2009).  At March 31, 2009, the majority of our debt was based on foreign accounts receivable.  This credit facility has a two-year term ending April 2010 and is secured by all of the assets of the Company. The interest rate for each borrowing under the credit facility is, at the option of the Company, either the Wells Fargo Bank N.A. prime rate minus 0.50% (3.25% less 0.50%  at March 31, 2009) or the LIBOR rate plus 2.00% (1.27% plus 2.00% at March 31, 2009).  At March 31, 2009, the amount drawn against the line of credit was $21,524,501.  As of March 31, 2009, the Company was in compliance with the covenants of the credit facility.

We have no other notes payable.

At March 31, 2009 and December 31, 2008, the amount drawn against the Lender line of credit was $21.5 million and $14.3 million, respectively.  Credit lines have been an important part of operating and growing our business, and market changes affecting accounts receivable have, and will in the future, diminish or increase the borrowing base of available funds under our current credit line. At March 31, 2009 and December 31, 2008, advances were at 77% and 96% of the available borrowing base.

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

Allowance for Doubtful Accounts

We recognize allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience.  Credit evaluations are undertaken for all major sales transactions before shipment is authorized. Normal payment terms require payment on a net 30 or 60-day basis depending on the customer. On an ongoing basis, we analyze the payment history of customer accounts, including recent customer purchases. We evaluate aged items in accounts receivable and provide reserves for doubtful accounts. Customer creditworthiness and economic conditions may change, including increasing the risk of collectability and sales returns, and may require additional provisions, which could negatively impact our operating results.  Such was the case during 2008, as we adjusted some of our inventory levels down.

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

Interest Rate

We are exposed to market risk from changes in interest rates on our outstanding revolving line of credit. At March 31, 2009, we had $21.5 million outstanding under our line of credit, which could be affected by changes in short-term interest rates. Under our current credit facility, the interest rate for funds borrowed is, at our option, either the Wells Fargo prime rate minus 0.5% (3.25% minus 0.5% at March 31, 2009) or the LIBOR rate plus 2.00% (1.27% plus 2.00% at March 31, 2009). For every 1% increase in Wells Fargo’s prime rate or the LIBOR rate, our interest expense increases by $215,000 annually assuming $21.5 million remained outstanding for the entire year.

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

Market Risk

Almost all portions of our revenue and expenses are transacted in markets outside the United States; however, all sales transactions and accounts receivable are denominated in U.S. dollars. As a result of our international sales (at this time, Latin America), our future operating results could be adversely affected by a variety of factors, including changes in specific countries’ political, economic or regulatory conditions, and trade protection measures.  Our market risk management includes an accounts receivable insurance policy for our sales.  However, there can be no assurance that our insurance policy will substantially offset the impact of fluctuations in currency exchange rates, political, economic or regulatory conditions on our results of operations and financial position. We do not believe that foreign currency fluctuations had a material impact on our financial results during the three months ended March 31, 2009.   See “Consolidated Statement of Comprehensive Operations” in our financial statements included in this report.

Item 4T. Controls and Procedures

Disclosure Controls

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report pursuant to Exchange Act Rule 13a-15(b).  Based on the evaluation, the Chief Executive Officer and President and the Chief Financial Officer concluded that as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our first fiscal quarter ended March 31, 2009, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Securities Class Actions

In the securities class action, captioned In Re: InfoSonics Corporation Securities Litigation, Lead Case No. 06 CV 1231, pending before Judge Sammartino in the United States District Court for the Southern District of California, Plaintiffs filed a third amended consolidated complaint on May 23, 2008 against the Company and certain of its officers and directors.  This complaint alleges violations of Section 10(b) of the Exchange Act and associated Rule 10b-5, Section 20(a) and Section 20A in connection with the announcement of the Company’s restatement of first quarter 2006 earnings and in connection with allegedly false and/or misleading statements related to the Company’s distribution of the VK Mobile phone.  Plaintiffs seek a declaration that their action is a proper class action pursuant to Rule 23(a) and (b)(3), unspecified damages, prejudgment and post-judgment interest, attorneys’ fees, expert witness fees, other costs, and other unspecified relief.  The plaintiffs purport to represent a class of purchasers of the Company’s stock during the period February 6, 2006 to August 9, 2006.

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

On January 20, 2009, the Court entered an order certifying the class, preliminarily approving the settlement and providing for notice to the class.  On February 10, 2009, the Company’s insurer funded the full settlement payment.  On April 23, 2009, the Court held the hearing for final approval of the Securities Settlement.  On May 5, 2009, the Court entered an order approving the Securities Settlement as fair and reasonable, directing the clerk to enter final judgment and dismissing the action with prejudice.   The Securities Settlement is contingent upon final court approval of the derivative action, which is still under submission with the Court.

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

On August 6, 2008, the parties entered into a Memorandum of Understanding to resolve the derivative case.  On October 17, 2008, the parties entered into a Stipulation and Agreement of Settlement (the “Derivative Settlement”), which provides the Derivative Settlement is contingent on preliminary and final Court approval of this  settlement and the securities settlement noted above, among other contingencies, and provides for, among other things, a dismissal with prejudice of the lawsuit, releases of the defendants, corporate governance changes and a payment by the Company or its insurer of plaintiffs’ attorneys fees to be ordered by the Court up to a maximum of $350,000.  It is anticipated that the settlement payment will be funded entirely by the Company’s insurer.  The Derivative Settlement further provides that defendants deny any liability or responsibility for the claims made and make no admission of any wrongdoing.  On January 20, 2009, the Court entered an order preliminarily approving the Derivative Settlement.  On April 23, 2009, the Court held the hearing for final approval of the Derivative Settlement and took the matter under submission.

We may become involved in certain other legal proceedings and claims which arise in the normal course of business. Other than as described above, as of March 31, 2009, we did not have any significant litigation outstanding.

Item 1A.  Risk Factors

In addition to the risk factors included below and other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which factors and information could materially affect our business, financial condition or operating results. The risk factors and uncertainties described in our last Annual Report on Form 10-K and this report are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or operating results.  Except as set forth below, there have been no material changes to the risk factors included in our last Annual Report on Form 10-K.

Despite being profitable in the first quarter of 2009, we have recently experienced net losses and net losses may reoccur in the near future. If we operate at a loss, our business may not be financially viable.

Although we had net income for the first quarter of 2009, we experienced losses and negative cash flows for the year ended 2008.  As of March 31, 2009, we had working capital of $25.9 million.  Given the economic slowdown and contraction in the wider markets, including the Central and South American markets that we serve and generally globally, we cannot adequately evaluate the financial viability of our business or our long-term prospects.

To maintain profitability, we must, among other things:

•              Continue to increase gross profits while controlling operational expenses;

•              Generate sales and consumer demand for our verykool® products; and

•              Continue to work with our OEM vendors for increased margin opportunities.

If we do not succeed in these objectives, our business, among other things, might experience losses again and may not be sustainable in the future.

We have outstanding indebtedness, which is secured by substantially all our assets and could prevent us from borrowing additional funds, if needed.

As of March 31, 2009, we had outstanding debt in the amount of $21.5 million under a receivables-based credit facility. Under this credit facility, which expires in April 2010, Wells Fargo Century, Inc. may advance us up to $45,000,000 based on the expected collections of eligible receivables as well as the value of our eligible inventory as determined in accordance with the terms of the facility. Any significant decrease in our level of eligible accounts receivable or inventory will reduce our ability to borrow additional funds under the credit facility and may affect our ability to adequately finance our operations and expansion strategies. Further, if we violate our loan covenants, default on our obligations or become subject to a change of control, our indebtedness would become immediately due and payable. In addition, the terms of our credit facility restrict us from incurring certain additional indebtedness, which could limit our ability to expand our operations. Some of our loan covenants subject us to, among other things, limits on our ability to sell certain assets and make certain payments, including, but not limited to, dividends, repurchases of common stock and other payments outside the normal course of business, as well as prohibits us regarding merging or consolidating with another corporation or selling all or substantially all of our assets.  As of March 31, 2009, the Company was in compliance with the covenants of the credit facility.  If any of these adverse events occur or we are unable to renew our new credit facility or enter into an adequate credit relationship as needed, our business’ financial condition or operating results could be negatively affected.

We buy a significant amount of our products from a limited number of suppliers, who may not provide us with competitive products at reasonable prices when we need them in the future.

We purchase wireless handsets and accessories principally from wireless communications OEMs and distributors. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing and other terms, as well as on these suppliers’ quality products and services and financial stability. For the quarter ended March 31, 2009, one vendor, (Samsung Electronics de Amazonia, S.A.) accounted for 93%, of our total cost of sales.  We currently have one exclusive and several non-exclusive agreements with our principal suppliers, which can be terminated on short notice and provide for certain territorial restrictions. Our suppliers may not offer us competitive products on favorable terms or with timely delivery. In addition new products from other manufacturers could impact the demand for products from manufacturers we represent. From time to time, we have been unable to obtain sufficient product supplies. Any failure or delay by our suppliers, particularly our one primary vendor, in supplying us with products on favorable terms may severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if these suppliers are unable to fulfill our product needs, or if any principal supplier imposes substantial price increases and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations and financial condition.

The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers will have a negative impact upon our revenues and could cause our stock price to decline.

Our three largest customers (carriers in South America) in the quarter ended March 31, 2009 represented 37%, 23% and 21% of our net sales during that period.  These customers are carriers in Latin America. The markets we serve are subject to significant price competition. Additionally, our customers are not contractually obligated to purchase products from us. For these and other reasons, such as competitive pricing and competitive pressures, customers may seek to obtain products or services from us at lower prices than we have been able to obtain from these customers in the past. This could occur, for example, in the case of a customer purchasing large quantities of a product from us, who then terminates this relationship because the customer can obtain a lower price by buying directly from the manufacturer or other supplier. The loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity. In addition, we have experienced losses of certain customer bases through industry consolidation and in the ordinary course of business.  Overall, there can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods, with any such customer decisions having the potential to adversely affect our business operations and profitability.

Almost all of our revenues will be generated outside of the United States in countries that may have volatile currencies or other risks in the foreseeable future.

We now engage in all of our significant sales activities in territories and countries outside of the United States, specifically in Latin American countries.  All our sales transactions are completed in U.S. dollars and therefore may be impacted by changes in the strength of the U.S. dollar. Further, the fact that we distribute a substantial amount of our products into a number of territories and countries other than the United States exposes us to, among other things, increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater and more unpredictable inflationary and currency pressures, and shipping delays. Changes may occur in social, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the territories and countries where we currently distribute products. United States laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could have material adverse effects on our business and operations. Also, although we purchase and sell products and services in U.S. dollars and do not engage in exchange swaps, futures or options contracts or other hedging techniques, fluctuations in currency exchange rates could reduce demand for products sold in U.S. dollars. We cannot predict the effect that future exchange rate fluctuations will have on our operating results or financial position. We may in the future engage in currency hedging transactions, which could result in our incurring significant additional financial risks, including expenses and losses.

Our ability to maintain future profitability depends on our ability to maintain and increase existing margins, including through increased net sales, which we may not be able to do.

The gross margins that we realize on sales of wireless handsets may not increase or could be reduced due to, among other things, increased competition and a growing industry and customer emphasis on cost containment, thereby negatively affecting our ability to remain profitable.  Our ability to obtain future profitability will continue to depend on our ability to increase our margins through increased sales (either through a higher volume of sales of wireless handset products or a higher average price per wireless handset product) or lower our cost of sales. However, we may not be able to increase existing margins for products or services we offer. Our ability to generate sales is based on demand for wireless handset products that we can deliver and our having an adequate supply of these products to cover demand. Even if our sales rates increase, the gross margins that we receive from our sales may not be sufficient to make our future operations profitable as our cost of sales may increase at higher rates. For example, in 2008, although we had higher sales, we did not have operating income from continuing operations due to lower gross margins, as well as, among other things, higher operating expenses. We cannot guarantee that we will be able to improve gross margins, including increasing sales, or do so in a profitable manner in the future.

If the trading price of our common stock remains below $1.00 for an extended period of time, our common stock may, among other things, be delisted from The Nasdaq Global Market or Nasdaq markets altogether adversely affecting the value of our common stock.

Between January 1, 2008 and May 6, 2009, our common stock share price fluctuated between $1.85 and $0.10 per share, and on May 6, 2009 it closed at $0.25 per share. Under Nasdaq Market Rules, among other things, if our share price is under $1.00 per share for an extended period of time, our stock could be delisted from The Nasdaq Global Market, be transferred to a listing on The Nasdaq Capital Market, or be delisted from the Nasdaq markets altogether.

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

During the compliance period on or about October 12, 2009, absent any unexpected events, our common stock is expected to continue to trade on The Nasdaq Global Market. If compliance with Nasdaq Marketplace Rule 4450(a)(5) cannot be demonstrated on or about October 12, 2009, the staff of The Nasdaq Stock Market Listing Qualifications department is expected to deliver a written notification to us that our securities will be delisted from The Nasdaq Global Market. If we receive a delisting notice, we may appeal the Nasdaq staff’s determination to a Listing Qualifications Panel. Alternatively, we may apply to transfer our securities to The Nasdaq Capital Market or another exchange or trading market. We intend to monitor the bid price of our common stock and consider available options if our common stock does not trade at a level likely to result in our regaining compliance with Nasdaq’s minimum bid price rule.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities.

During the first quarter of 2009, we repurchased 166,498 shares of our common stock at a total cost (including brokerage commissions) of $38,440, at an average price per share of $0.23.  Such shares were purchased by us in the open market in accordance with Commission Rule 10b-18.  We have authorized the repurchase of up to $500,000 worth of shares of our common stock under this previously announced plan.

The following table summarizes information regarding shares repurchased during the quarter ended March 31, 2009:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Repurchase Programs	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs

1/01/09 – 1/31/09	48,659	$0.29	48,659
2/01/09 – 2/28/09	40,779	$0.22	40,779
3/01/09 – 3/31/09	77,060	$0.16	77,060	$444,605
Total	166,498		166,498

*      The weighted average price per share, including commissions, during the quarter ended March 31, 2009 was $0.23.

**    The share repurchase program was previously announced December 15, 2008.  Under the plan, the Company may repurchase up to $500,000 of its common stock until December 15, 2009, unless the maximum dollar amount authorized is repurchased or our of Board of Directors determines to discontinue the plan earlier.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
10.1	Distribution Agreement by and between InfoSonics Corporation and Samsung Electronics Argentina S.A., effective as of January 22, 2009 (1).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (+).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (+).

(1)  Incorporated by reference from the Company’s Current Report on Form 8-K, filed on January 26, 2009.

(+)  Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfoSonics Corporation

Date:	May 15, 2009	By:	/s/ Joseph Ram
Joseph Ram
Chief Executive Officer and President

Date:	May 15, 2009	By:	/s/ Jeffrey Klausner
Jeffrey Klausner
Chief Financial Officer