Form 10-Q
period 2009-06-30
INFOSONICS CORP
filed 2009-08-14
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number - 001-32217

InfoSonics Corporation

(Exact name of registrant as specified in its charter)

Maryland	33-0599368
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4350 Executive Drive, Suite #100, San Diego, CA 92121

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

As of August 11, 2009, the Registrant had 14,184,147 shares outstanding of its $.001 par value common stock.

InfoSonics Corporation and Subsidiaries

Quarterly Report on Form 10-Q For The Period Ended June 30, 2009

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$15,522,939	$24,714,753
Accounts receivable, net of allowance for doubtful accounts of $580,361 (unaudited) and $429,126	51,755,444	22,727,738
Other receivables	428,624	4,209,658
Inventory, net of reserves of $224,556 (unaudited) and $161,556	4,860,875	4,375,334
Prepaids	286,977	244,103
Assets of discontinued operations	3,026,348	3,264,817

Total current assets	75,881,207	59,536,403

Property and equipment, net	427,734	498,079
Intangible assets	504,000	504,000
Other assets	206,122	115,900

Total assets	$77,019,063	$60,654,382

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,853,335	$10,982,306
Accrued expenses	7,483,364	7,304,090
Line of credit	31,476,001	14,273,978
Income taxes payable	39,300	24,100
Liabilities of discontinued operations	1,366,666	1,310,434

Total current liabilities	50,218,666	33,894,908

Total liabilities	50,218,666	33,894,908

Commitments and contingencies (Note #13)

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized (no shares issued and outstanding as of applicable period end)	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 14,745,755 and 15,010,807 shares issued and 14,184,147 and 14,956,270 shares outstanding as of June 30, 2009 and December 31, 2008, respectively	14,184	14,956
Treasury stock, at cost, 561,608 and 54,537 shares as of June 30, 2009 and December 31, 2008, respectively	(434,381)	(16,900)
Additional paid-in capital	31,697,995	31,666,434
Accumulated other comprehensive loss	(10,324)	(25,211)
Accumulated deficit	(4,467,077)	(4,879,805)

Total stockholders’ equity	26,800,397	26,759,474

Total liabilities and stockholders’ equity	$77,019,063	$60,654,382

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Net sales	$61,706,104	$59,039,970	$104,331,222	$126,973,238
Cost of sales	57,633,965	55,814,413	96,904,462	120,158,895

Gross profit	4,072,139	3,225,557	7,426,760	6,814,343
Operating expenses	3,558,921	3,215,412	6,435,893	6,908,598

Operating income (loss) from continuing operations	513,218	10,145	990,867	(94,255)

Other income (expense)
Other income	211	9,820	253	10,262
Interest (expense)	(109,300)	(334,962)	(137,178)	(524,463)

Income (loss) from continuing operations before benefit for income taxes	404,129	(314,997)	853,942	(608,456)
Benefit (provision) for income taxes	(7,100)	159,527	(16,800)	127,356

Income (loss) from continuing operations	397,029	(155,470)	837,142	(481,100)
Loss from discontinued operations, net of tax (Note #11)	(166,567)	(2,077,743)	(359,628)	(2,165,293)

Net income (loss)	$230,462	$(2,233,213)	$477,514	$(2,646,393)

Basic earnings (loss) per share
From continuing operations	$0.03	$(0.01)	$0.06	$(0.03)
From discontinued operations	$(0.01)	$(0.14)	$(0.02)	$(0.15)
Net income (loss)	$0.02	$(0.15)	$0.04	$(0.18)
Diluted earnings (loss) per share
From continuing operations	$0.03	$(0.01)	$0.06	$(0.03)
From discontinued operations	$(0.01)	$(0.14)	$(0.02)	$(0.15)
Net income (loss)	$0.02	$(0.15)	$0.04	$(0.18)

Basic weighted-average number of common shares outstanding	14,592,992	14,881,523	14,736,585	14,819,968

Diluted weighted-average number of common shares outstanding	14,785,901	14,881,523	14,851,457	14,819,968

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Comprehensive Operations

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Net profit (loss)	$230,462	$(2,233,213)	$477,514	$(2,646,393)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,144)	(1,694)	14,887	(3,903)
Comprehensive income (loss)	$229,318	$(2,234,907)	$492,401	$(2,650,296)

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$477,514	$(2,646,393)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	121,208	337,057
Provision for bad debt	151,235	(212,382)
Impairment on fixed assets	—	(9,125)
Provision for obsolete inventory	63,000	(82,882)
Stock option and stock grant expense	31,461	40,398
(Increase) decrease in
Accounts receivable	(25,397,907)	8,813,560
Inventory	(548,541)	(2,192,503)
Prepaids	(42,875)	254,417
Other assets	(90,222)	5,031
Deferred tax asset current	—	(67,340)
Deferred tax asset non current	—	(573,474)
Increase (decrease) in
Accounts payable	(1,128,972)	(7,223,457)
Accrued expenses	179,274	1,708,973
Income tax liabilities	15,200	(39,560)
Cash used in continuing operations	(26,169,625)	(1,887,680)
Cash provided by discontinued operations	296,035	5,672,247
Net cash provided by (used in) operating activities	(25,873,590)	3,784,567

Cash flows from investing activities:
Purchase of property and equipment	(50,862)	(51,444)
Cash provided by discontinued operations	—	48,000
Net cash used in investing activities	(50,862)	(3,444)

Cash flows from financing activities:
Borrowings from line of credit	117,341,477	131,467,733
Payments on line of credit	(100,139,453)	(140,107,568)
Cash received from stock and options	—	34,242
Cash paid for treasury stock	(483,040)	—
Cash provided by (used in) discontinued operations	—	—

Net cash provided by (used in) financing activities	16,718,984	(8,605,593)

Effect of exchange rate changes on cash	13,654	(3,903)

Net decrease in cash and cash equivalents	(9,191,814)	(4,828,373)

Cash and cash equivalents, beginning of period	24,714,753	20,652,154

Cash and cash equivalents, end of period	$15,522,939	$15,823,781
Cash paid for interest	137,185	477,359
Cash paid for taxes	—	—

Non-Cash Supplemental Disclosure:

During the period ended June 30, 2009, $4.15 million of the accrued legal settlement was paid by the insurance carrier and the corresponding receivable and liability have been reduced. (see Note #7)

During the period ended June 30, 2009, the Company retired 265,053 shares of its treasury stock.  The retirement reduced treasury stock and increased the accumulated deficit by $65,559.

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation

Condensed Notes to Consolidated Financial Statements

(unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements and these condensed notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the financial position or results of operations of InfoSonics Corporation (the “Company”), although they may. These unaudited consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  These unaudited consolidated financial statements reflect all adjustments considered, in the opinion of the Company’s management, necessary to fairly present the results for the periods covered herein and such adjustments are considered of a normal recurring nature.

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

The unaudited consolidated balance sheet, the unaudited consolidated statements of operations and the unaudited consolidated statements of comprehensive operations as of or for the three and six months ended June 30, 2009 and the unaudited consolidated statement of cash flows for the six months ended June 30, 2009 are not necessarily indicative of the financial condition, operating results or cash flows that may be expected for the full fiscal year of 2009 or for any future period.

NOTE 2. Stock-Based Compensation

The Company has three equity incentive plans, the 2006 Equity Incentive Plan (“2006 Plan”), the 2003 Stock Option Plan (“2003 Plan”) and the 1998 Stock Option Plan (“1998 Plan”).  Each of the plans has been approved by our stockholders. The 2006 Plan authorizes the grant of up to 1,000,000 shares for equity incentives.  As of June 30, 2009, options to purchase 398,500 shares were outstanding under the 2006 Plan and options to purchase 102,000 shares have been exercised or forfeited under the plan. The Company is also a party to non-plan option agreements with several non-employee directors and several institutions.

On December 28, 2007, the Securities and Exchange Commission (“SEC”) staff published Staff Accounting Bulletin No. 110 (SAB 110), which updates SAB 107 and provides the SEC staff’s views on a variety of matters relating to stock-based payments.  SAB 110 requires stock-based compensation to be classified in the same expense line items as cash compensation.   Information about stock-based compensation included in the unaudited results of operations for the three and six months ended June 30, 2009 and 2008 is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Officer compensation	$3,620	$—	$3,620	$—
Non-employee directors	950	3,451	950	6,902
Sales, general and administrative	13,445	16,555	26,891	33,496
Total stock option expense, included in total operating expenses	$18,015	$20,006	$31,461	$40,398

Our stock options vest on an annual or a monthly basis.  The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.   Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. SFAS 123R provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three and six months ended June 30, 2009, we recorded an expense of $18,015 and $31,461, respectively, related to options previously granted and granted during the first three and six months of 2009. During the three and six months ended June 30, 2008, we recorded an expense of $20,006 and $40,398, respectively, related to options previously granted and granted during the first three and six months of 2008. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2008 and 2009: risk-free interest rate of 1.47% in 2008 and 0.91% in 2009, based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0% as the Company has not, and does not intend to, issue dividends; and expected lives of 3 to 6 years based upon the historical life of options. For grants in 2008 and 2009, the expected volatility used ranged from 88% to 108%, based on the Company’s historical stock price fluctuations for a period matching the expected life of the options.  As of June 30, 2009, there was $177,000 of total unrecognized compensation costs related to the non-vested stock options.  That cost is expected to be recognized over the remaining weighted-average period of 3.75 years.

A summary of option activity under all of the above plans as of June 30, 2009 and changes during the six months then ended is presented in the table below:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008	1,575,944	$1.46	2.98	—
Granted	252,500	$0.51	6.89	—
Exercised	—	$—		—
Forfeited	62,500	$1.60		—
Outstanding at June 30, 2009	1,765,944	$1.32	3.16	—
Vested and expected to vest	1,765,944	$1.32	3.16	—
Exercisable at June 30, 2009	1,426,826	$1.46	2.39	—

A summary of the status of the Company’s non-vested options at June 30, 2009 and changes during the six months ended June 30, 2009 is presented below:

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2008	146,660	$1.27
Granted	252,500	$0.51
Vested	30,042	$1.48
Forfeited	30,000	$1.04
Non-vested at June 30, 2009	339,118	$0.71

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

Common shares from exercise of certain options and warrants have been excluded from the computation of diluted earnings per share because their exercise prices are greater than the Company’s weighted-average stock price for the period.  For the three and six months ended June 30, 2009 the number of shares excluded was 1,573,035 and 1,653,572, respectively.

Since their effect would have been anti-dilutive, 2,991,616 and 2,903,611, stock options and warrants to purchase shares of common stock have been excluded from the computation of net loss per share for the three and six months ended June 30, 2008, respectively.

NOTE 4. Income Taxes

The Company adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by FIN 48. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. At the date of adoption, and as of December 31, 2008 and June 30, 2009, the Company does not have a liability for unrecognized tax benefits.   The Company concluded that at this time there are no uncertain tax positions. As a result of applying the provisions of FIN 48, there was no cumulative effect on retained earnings.

The Company is subject to US federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2003 through 2008 remain open to examination. As of June 30, 2009, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

SFAS No. 109, “Accounting for Income Taxes,” establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.  For the six months ended June 30, 2009, deferred income tax assets and the corresponding valuation allowance increased by $671,000.

NOTE 5. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories.  The Company provides for the possible inability to sell its inventory by recording a reserve.  As of June 30, 2009 and December 31, 2008, the inventory reserve was $224,556 and $161,556, respectively.  From time to time, the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date.  As of June 30, 2009 and December 31, 2008, the prepaid inventory balances were $50,051 and $170, respectively.  Included in Assets for Discontinued Operations as of June 30, 2009 and December 31, 2008 are inventory balances of $1,076,589 and $1,307,463, respectively.    Inventory consists of the following:

	June 30, 2009 (unaudited)	December 31, 2008 (audited)
Finished goods	$4,823,626	$4,536,890
Inventory in-transit	261,805	—
Inventory reserve	(224,556)	(161,556)
Net inventory	$4,860,875	$4,375,334

NOTE 6. Property and Equipment

Property and equipment are primarily located in the United States, with the exception of certain tooling and product molds which are located in Asia, and consisted of the following as of the dates presented:

	June 30, 2009 (unaudited)	December 31, 2008 (audited)
Machinery and equipment	$469,928	$469,411
Furniture and fixtures	106,314	106,314
Tooling and molds	381,174	330,828
Subtotal	957,416	906,553
Less accumulated depreciation	(529,682)	(408,474)
Total	$427,734	$498,079

Depreciation expense was $47,111 and $121,208 for the three and six months ended June 30, 2009, respectively.

Depreciation expense was $160,435 and $337,057 for the three and six months ended June 30, 2008, respectively.

NOTE 7. Accrued Expenses

As of June 30, 2009 and December 31, 2008, accrued expenses consisted of the following:

	June 30, 2009 (unaudited)	December 31, 2008 (audited)
Accrued product costs	$4,869,820	$3,070,058
Accrued legal settlement*	—	4,150,000
Other accruals (including taxes)	2,613,544	84,032
Total	$7,483,364	$7,304,090

* As of June 30, 2009, $4.15 million of the accrued legal settlement was paid by our insurance carrier and is being held in an escrow account for the benefit of the plaintiffs of the class action lawsuit and derivative suit, and thus has been removed from the balance sheet at June 30, 2009.

NOTE 8. Borrowings

On April 30, 2008, the Company entered into a Loan, Security and Bulk Purchase Agreement and a Letter of Credit and Security Agreement (collectively, the “Agreement”) with Wells Fargo Century, Inc. (“Lender”), replacing the then-existing asset-based secured credit facility with Wells Fargo HSBC Trade Bank, N.A.  Pursuant to the Agreement, the Lender may advance up to $45,000,000 to the Company based on the expected collections of eligible receivables as well as value of the Company’s eligible inventory determined in accordance with the Agreement.  The outstanding advances may not exceed the lesser of (i) $45,000,000 or (ii) the sum of the value of the eligible receivables and eligible inventory multiplied by their respective advance rates as set forth in the Agreement.  At June 30, 2009, the majority of our debt was based on foreign accounts receivable a majority of which is insured.  This credit facility has a two-year term ending April 2010 and is secured by all of the assets of the Company. The interest rate for each borrowing under the credit facility is, at the option of the Company, either the Wells Fargo Bank N.A. prime rate minus 0.50% (3.25% less 0.50%  at June 30, 2009) or the LIBOR rate plus 2.00% (0.6207% plus 2.00% at June 30, 2009).  At June 30, 2009, the amount drawn against the Lender line of credit was $31,476,001 of the total amount available at June 30, 2009 of $35,730,635.  As of June 30, 2009, the Company was in compliance with the covenants of the credit facility.  If any adverse events occur or we are unable to renew our credit facility or enter into an adequate credit relationship as needed, our business’ financial condition or operating results could be negatively affected.

The Company has no other notes payable.

NOTE 9. Stockholders’ Equity

Common Stock

On May 15, 2008, the Company agreed to issue 100,000 unregistered shares of common stock in connection with an amendment to a then-existing agreement with an unrelated partner.  The shares were issued October 20, 2008.  The amendment modifies a profit sharing agreement to increase the portion of profit sharing the Company earns.  The increase in the portion of the profit sharing to the Company is retroactive to January 1, 2008 and continued to December 31, 2008.

Stock Options

Effective March 18, 2008 and May 13, 2008, the Company granted options to purchase an aggregate of 180,500 and 2,500 shares, respectively, of its common stock to certain non-executive employees (the “Employee Options”). One-fourth of the total shares subject to these options became exercisable one year from the date of grant, and 1/48th of the total shares subject to these options become exercisable each month thereafter until fully vested.  These options have exercise prices of $1.04 per share, which was the closing price per share of the Company’s common stock on each of March 18, 2008 and May 13, 2008, and expire six years from the date of grant. See Note 2 for Stock-Based Compensation discussion.

Effective May 19, 2009, the Company granted options to purchase an aggregate of 252,500 shares, of its common stock to certain executive and non-executive employees and the members of the Board of Directors (the “Employee Options”). One-fourth of the total shares subject to these options become exercisable one year from the date of grant, and 1/48th of the total shares subject to the options become exercisable each month thereafter until fully vested.  These options have exercise prices of $0.51 per share, which was the closing price per share of the Company’s common stock on May 19, 2009, and expire six years from the date of grant. See Note 2 for Stock-Based Compensation discussion.

Treasury Stock

On December 15, 2008, the Company announced a share buyback program, authorizing up to $500,000 to be used for stock repurchases.  As of June 30, 2009 and December 31, 2008, we had purchased 826,661 and 54,537 shares, respectively, at a total cost of $499,994 and $16,955, respectively. During the quarter ended June 30, 2009 the Company retired 265,053 shares which previously had been held in treasury.

NOTE 10. Recent Accounting Pronouncements

Recently Adopted:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy.  In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which permitted a one-year deferral for the implementation of SFAS No. 157 with regard to nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted SFAS No. 157 for the fiscal year beginning January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which was adopted in the first quarter of 2009.  The adoption of the remaining provisions of SFAS No. 157 did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51,” (SFAS 160).  SFAS 160 amends Accounting Research Bulletin 51, “Consolidated Financial Statements to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.” This standard defines a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and noncontrolling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. SFAS 160 became effective for the Company on January 1, 2009. The adoption of SFAS 160 did not have a material impact to our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures and Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, (“SFAS No. 161”), which requires additional disclosures about objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related interpretations, and how the derivative instruments and related hedged items affect our financial statements. SFAS No. 161 also requires disclosures about credit risk-related contingent features in derivative agreements. The adoption of SFAS No. 161 did not have a material impact to our condensed consolidated financial statements as the Company does not have derivative instruments for purposes of hedging activities.

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP No. APB 14-1 nullifies EITF Issues No. 90-19 and No. 03-7 and amends No. 98-5, No. 99-1, No. 00-27, No. 04-8, No. 05-1 and No. 06-7. This FSP applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Under this FSP, companies are required to separately account for the liability and equity components of convertible debt by first determining the carrying amount of the liability component by measuring the fair value of a similar liability that does not have an associated equity component and then determining the carrying amount of the equity component embedded in the instrument by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole. The carrying amount of the equity component will then be amortized over the expected life of the debt to interest expense. The Company adopted the FSP during the first quarter of 2009, which did not have a material impact to the condensed consolidated financial statements as the Company does not have convertible notes outstanding which can be converted in whole or in part, to cash.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (SFAS 141(R)). SFAS 141(R) replaces SFAS No. 141, “Business Combinations,” (SFAS 141) and retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in states (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquire at the acquisition date, measured at their fair values of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS 141(R) became effective for the Company on January 1, 2009. The adoption of SFAS No. 141(R) did not have a material impact to our consolidated financial statements as the Company did not make any acquisitions in the first two quarters of 2009.

In June 2008, the FASB ratified EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” (“EITF 07-5”). Paragraph 11(a) of SFAS No. 133, “Accounting for Derivatives and Hedging Activities, (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 became effective for the Company beginning January 1, 2009. See Note 11 for further information.

On June 30, 2009, we adopted Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events,” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS 165 did not have a material impact on the Company’s condensed consolidated financial statements.

On June 30, 2009, we adopted FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of FSP FAS 157-4 had no impact on the condensed consolidated financial statements.

On June 30, 2009, we adopted FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP FAS 115-2/124-2). FSP FAS 115-2/124-2 amends existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of FSP FAS 115-2/124-2 had no impact on the condensed consolidated financial statements.

On June 30, 2009, we adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP FAS 107-1/APB 28-1). FSP FAS 107-1/APB 28-1 requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. The adoption of FSP FAS 107-1/APB 28-1 had no impact on the condensed consolidated financial statements.

Effective January 1, 2009, we adopted FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (FSP FAS 141(R)-1), which was issued on April 1, 2009. FSP FAS 141(R)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies as defined in this FSP and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently in accordance with the provisions of SFAS 141(R); and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. The provisions of FSP FAS 141(R)-1 did not have a material impact to our condensed consolidated financial Statements, as the Company did not make any acquisitions in the first two quarters of 2009.

On January 1, 2009, we adopted FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. The adoption of FSP FAS 142-3 did not have a material impact to our condensed consolidated financial statements.

Issued:

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for us for the period ending September 30, 2009. Management has determined that the adoption of SFAS 168 will not have a material impact on the condensed consolidated financial statements.

NOTE 11.  Discontinued Operations

During the quarter ended June 30, 2008, the Company assessed opportunities in the United States and Mexico, and the Company began to implement actions necessary to close sales operations in both of those countries, which actions continue, although were substantially completed by the end of 2008. These two areas accounted for less than 1% of our net sales in the first three and six months of 2009 and 2008.  Due to the changing environment and consolidation in the United States of the regional cellular carriers, along with the challenges of opening sales relations with the cellular carriers in Mexico, management determined that it was necessary to take decisive actions to mitigate further losses.  The results of the unaudited discontinued operations are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Net Sales	$236,402	$359,084	$483,348	$733,436
Gross profit	(156,265)	(1,264,968)	(311,569)	(1,333,170)
Operating income (loss)	(166,957)	(2,688,568)	(358,997)	(3,320,259)
Identifiable assets	3,026,348	5,113,626	3,026,348	5,113,626
Capital expenditures	—	—	—	—
Depreciation and amortization	—	7,235	—	15,367

Liabilities of discontinued operations consist primarily of accounts payable.  Assets of discontinued operations are as follows:

	June 30, 2009 (unaudited)	December 31, 2008 (audited)
Accounts Receivable	$1,043,706	$1,050,758
Inventory	1,076,589	1,307,463
Prepaid Taxes	899,656	897,955
Other Assets	6,397	8,641
Total	$3,026,348	$3,264,817

As of June 30, 2009, the plans for the discontinued operations were substantially complete.  However, the Company expects to continue to record adjustments and expenses through discontinued operations as necessary.

The Company has re-evaluated its’ discontinued operations as of June 30, 2009 in accordance with FAS 144 due to the Company’s remaining discontinued operations being outstanding for more than one year since the declaration to discontinue.

The remaining accounts receivable and accounts payable are part of arbitration currently in process and out of the company’s control to settle.  The prepaid taxes are in the process of being recovered from a foreign government, also out of the Company’s control to settle.  The remaining inventory has been marked to market and discounted heavily to adjust for the unforeseen changes in the current economic condition and the market for which the Company sells.  The Company has taken action to reduce their prices to market and aggressively sell their product. Pursuant to FAS 144, p.31, as these are out of the Company’s control, classification as discontinued operations is still deemed appropriate.

NOTE 12. Geographic Information

The Company currently operates in one business segment.  All fixed assets are located in Company or third party facilities in the United States, Asia and Mexico. The unaudited net sales by geographical area for the three and six months ended June 30, 2009 and 2008 were:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Central America	$5,623,717	$13,527,600	$8,738,314	$34,693,824
South America	56,082,387	45,512,370	95,592,908	92,279,414
Total	$61,706,104	$59,039,970	$104,331,222	$126,973,238

The unaudited net sales for the Discontinued Operations for the three months ended June 30, 2009 and 2008 were $236,402 and $359,084, respectively.  The unaudited net sales for the Discontinued Operations for the six months ended June 30, 2009 and 2008 were $483,348 and $733,436, respectively.

NOTE 13.  Commitments and Contingencies

Securities Class Actions

InfoSonics has settled the securities class action against the Company and certain of its officers and directors, captioned In Re: InfoSonics Corporation Securities Litigation, Lead Case No. 06 CV 1231, filed in the United States District Court for the Southern District of California.  Plaintiffs’ third amended consolidated complaint had alleged violations of Section 10(b) of the Exchange Act and associated Rule 10b-5, Section 20(a) and Section 20A in connection with the announcement of the Company’s restatement of first quarter 2006 earnings and in connection with allegedly false and/or misleading statements related to the Company’s distribution of the VK Mobile phone.  On October 17, 2008, the parties entered a Stipulation and Agreement of Settlement (the “Securities Settlement”) of the case, which provides for, among other things, a dismissal with prejudice of the lawsuit, releases of the defendants, and a payment by the Company or its insurer of $3.8 million to plaintiffs (inclusive of any plaintiffs’ attorneys fees, to be determined by the Court).  The Securities Settlement further provides that defendants deny any liability or responsibility for the claims made and make no admission of any wrongdoing.  On February 10, 2009, the Company’s insurer funded the full settlement payment.  On May 5, 2009, the Court entered an order finally approving the Securities Settlement as fair and reasonable, and directing the clerk to enter final judgment and dismissing the action with prejudice.

Derivative Action

InfoSonics has settled the derivative action purportedly on behalf of the Company against certain of its officers and directors, and the Company as a nominal defendant, captioned In Re InfoSonics Corporation Derivative Litigation, Lead Case No. 06 CV 1336, filed in the United States District Court for the Southern District of California.  Plaintiffs’ consolidated complaint had alleged claims for violations of Section 14(a) of the Exchange Act, Sections 25402 and 25403 of the California Corporations Code, disgorgement under the Sarbanes-Oxley Act of 2002, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, rescission, a constructive trust, and an accounting, in connection with the Company’s restatement of first quarter 2006 earnings and in connection with allegations of wrongdoing with respect to granting, exercising, accounting and reporting of the stock options that the Company granted in December 2005.  On September 4, 2007, the Court granted defendants’ motion to dismiss for failure to make a demand on the board, and also granted with prejudice the motion to dismiss the Sarbanes-Oxley claim.  On October 17, 2008, the parties entered into a Stipulation and Agreement of Settlement (the “Derivative Settlement”), which provides for, among other things, a dismissal with prejudice of the lawsuit, releases of the defendants, corporate governance changes and a payment by the Company or its insurer of plaintiffs’ attorneys fees to be ordered by the Court up to a maximum of $350,000. The Derivative Settlement further provides that defendants deny any liability or responsibility for the claims made and make no admission of any wrongdoing. The Company’s insurer funded the full settlement payment.  On June 3, 2009, the Court approved the settlement and entered the final judgment and order of dismissal with prejudice of the case.

The Company has reduced the related other receivables and accrued expenses, in the accompanying balance sheet, by the $4.15 million as of June 30, 2009.

We may become involved in certain other legal proceedings and claims which arise in the normal course of business. Other than as described above, as of June 30, 2009, we did not have any significant litigation outstanding.

NOTE 14.  Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses. The book value of all other financial instruments is representative of their fair values.

NOTE 15.  Subsequent Events

Management evaluated all activity through August 14, 2009 (the issue date of the condensed consolidated financial statements) and, except as noted below, concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the Notes to the condensed consolidated financial statements.

LG Electronics Litigation

On July 1, 2009, the Company filed suit in the Superior Court of the State of California, County of San Diego (the Superior Court) (Case No. 37-2009-00092797-CU-BT-CTL) against LG Electronics, Inc., LG Electronics USA, Inc., LG Electronics Panama S.A., LG Electronics Inc. Chile LTDA, LG Electronics Guatemala S.A. de C.V. (collectively LG) and DOES 1-10 (and together with LG, the Defendants).  The complaint alleges claims for interference with contractual relations/inducing breach of contract, intentional interference with prospective economic relations, negligent interference with prospective economic relations, breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, fraud, promissory estoppel and violation of California Business and Professions Code §§ 17200, et seq.  The Company is seeking in excess of $5 million in damages.  On July 31, 2009, the Defendants removed the case to federal court in San Diego, CA.

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

Safe Harbor Statement

The matters in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements about future revenues, sales levels, operating income and margins, wireless handset sales, stock-based compensation expense, gain/loss in value of derivatives, cost synergies, operating efficiencies, profitability, market share, and rates of return, are based on current management expectations that involve certain risks and uncertainties.  These risks and uncertainties, in whole or in part, could cause such expectations to fail to be achieved and have a material adverse effect on InfoSonics’ business, financial condition and results of operations, and include, without limitation: (1) intense competition internationally, including competition from alternative business models, such as manufacturer-to-carrier sales, which may lead to reduced prices, lower sales, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages; (2) dependency on Latin American sales; (3) extended general economic downturn; (4) inability to secure adequate supply of competitive products on a timely basis and on commercially reasonable terms; (5) foreign exchange rate fluctuations, devaluation of a foreign currency, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, and other related risks of our international operations; (6) the ability to attract new sources of profitable business from expansion of products or services or risks associated with entry into new markets, including geographies, products and services; (7) an interruption or failure of our information systems or subversion of access or other system controls may result in a significant loss of business, assets, or competitive information; (8) significant changes in supplier terms and relationships; (9) termination of a supply or services agreement with a major supplier or product supply shortages; (10) continued consolidation in the wireless handset carrier market; (11) loss of business from one or more significant customers; (12) customer and geographical accounts receivable concentration risk and other related risks; (13) rapid product improvement and technological change resulting in inventory obsolescence; (14) terrorist or military actions; (15) the loss of a key executive officer or other key employees; (16) changes in consumer demand for multimedia wireless handset products and features; (17) our failure to adequately adapt to industry changes and to manage potential growth and/or contractions; (18) seasonal buying patterns; (19) uncertain political and economic conditions internationally; (20) the resolution of any litigation for or against the Company; (21) the ability of the Company to successfully introduce and sell its verykool® products and the related inventory risk of such products; and (22) the ability of the Company to generate taxable income in future periods in order to utilize and realize any quarterly tax benefits recorded.  Our actual results and condition could differ materially from those anticipated in our forward-looking statements.

InfoSonics has instituted in the past and continues to institute changes to our strategies, operations and processes to address risks and uncertainties and to mitigate impacts on InfoSonics’ results of operations and financial condition. However, no assurances can be given that InfoSonics will be successful in these efforts. For a further discussion of significant factors to consider concerning InfoSonics, see “Risk Factors” below in this report and “Item 1A. Risk Factors” of InfoSonics’ Annual Report on Form 10-K for the year ended December 31, 2008. In addition, other risks or uncertainties may be detailed from time to time in InfoSonics’ future SEC filings.

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

Industry Trends and Risks

According to a June 2009 report by Cowen and Company, overall worldwide wireless handset sales increased by approximately 6% in 2008.  However, they are forecasted to decrease in 2009 by 8%, before returning to growth in 2010 and 2011, with growth estimated at 7% and 4%, respectively. A rapid decline in wireless handset sales in the Central and South American markets we serve has and could continue to negatively impact our net sales. Excess supply conditions and the current economic downturn have and may continue to reduce demand for our products and reduce the market prices of the products we sell and therefore affect our ability to generate net sales, margins and gross profit at expected levels and could continue to affect the value of our inventory, as well as customer payment trends. For example, the second half of 2008 and the first quarter of 2009 generally saw a decrease in handset demand globally as well as in our sales regions and an increase in carrier inventory, which both had a negative impact on our financial results during 2008 and the first quarter of 2009.  The second quarter of 2009 began to see these impacts reducing in the regions we serve.   Conversely, should manufacturers be unable to respond to an unanticipated increase in demand on a timely basis, we, along with others in our industry, could experience supply constraints that would affect our ability to deliver products. We are unable to quantify these effects, as it is difficult to predict future supply conditions and demand patterns which affect our ability to meet customer demand or sell handsets at an acceptable gross profit.

During the second half of 2008 and the first half of 2009 in particular, our industry was impacted by the economic slowdown impacting the United States and the rest of the world.  We believe that some of the countries in the regions we operate, particularly in Central America, have close economic relations with the United States, and have been impacted by this economic situation.  We believe this impacted consumer demand for wireless handsets in some of the countries we operate, and therefore our overall operations, including net sales, during the first quarter of 2009 were adversely impacted.  The second quarter of 2009 began to see a minor increase in the demand for handsets, which positively impacted our results for the quarter.

Company Specific Trends and Risks

Our long-term strategy incorporates overall market growth elements for our business, which we hope will result in future growth as global economic conditions recover. Our verykool® proprietary line of products, for which we had several models selling as of June 30, 2009, continued to show orders and sales during the first six months of 2009 and is expected to become an increasing part of our overall business in the future.

Our verykool® products continue to increase product diversification in Central and South America, which we believe should continue to be beneficial as we move forward and work towards continued profitability.  We have control over the verykool® line of products, whereas for OEM products we perform distribution and other services as needed.  On a sequential quarterly and year-over-year basis, we were able to increase our gross margins to 6.6% for the quarter ended June 30, 2009, compared to 5.5% for the quarter ended June 30, 2008.  These results were primarily due to product mix shift, including increased sales of higher-margin products (including our verykool® products), better product sourcing for our verykool® line of products and beneficial purchasing opportunities.

Recent Events

On July 7, 2009, we received notification from the NASDAQ Listing Qualifications Department that we had regained compliance with the $1.00 minimum bid price requirement under Listing Rule 5450(a)(1) (formerly Marketplace Rule 4450(a)(5)) and the matter from the prior notification  on  July 10, 2008 was now closed.  On July 10, 2008, we received a Nasdaq Staff Deficiency letter indicating that for the last 30 consecutive business days the bid price for our common stock had closed below the $1.00 minimum bid requirement for continued listing on The Nasdaq Stock Market under Marketplace Rule 4450(a)(5).

Results of Operations

Three months ended June 30, 2009 Compared with Three months ended June 30, 2008

Net Sales

For the three months ended June 30, 2009, our net sales from continuing operations of $61.7 million increased 5% compared to our net sales from continuing operations of $59.0 million for the same period of 2008.  Average selling price of wireless handsets sold in the second quarter of 2009 increased 10%, as compared to the second quarter of 2008, due primarily to increased volume of higher-priced handsets, including some of our verykool® and OEM products.  This increase was in conjunction with a 3% increase in overall wireless handset sales volume.  The geographic mix of net sales shifted in the second quarter of 2009 as sales in South America increased to more than 91% of net sales, as compared to 69% of net sales for the second quarter of 2008.  Sales in Central America decreased to 9% of total net sales in the quarter ended June 30, 2009, as compared to 31% in the quarter ended June 30, 2008.  These regional shifts in net sales were the result of the factors discussed below.

	For the Three Months Ended June 30,
	2009	2008
	(Dollar amounts in thousands) (unaudited)
Net sales	$61,706	$59,040
Units sold, increase (decrease) over prior year	3%	(7)%
Average selling price, increase over prior year	10%	6%

In South and Central America, we have continued to work to expand our customer base as well as our geographic presence by seeking additional customers and further business with existing customers.  In addition, we have continued efforts to market and sell our proprietary verykool® line of products in South and Central America.  In South America, net sales were $56.1 million for the quarter ended June 30, 2009, a 23% increase from the same quarter in 2008.  This increase was primarily due to increased sales in existing countries where we sell products, primarily Argentina.  In Central America, net sales decreased 58% to $5.6 million for the quarter ended June 30, 2009, which was primarily due to the continuing unusually low demand during the quarter, which we believe was related to the worldwide and regional economic downturn.  The second quarter of 2009 showed improvement from the first quarter of 2009.

Net Sales by Geographic Region

	For the Three months Ended June 30,		Increase
	2009	2008	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Central America	$5,624	$13,528	(58)%
South America	56,082	45,512	23%
Total	$61,706	$59,040	5%

Cost of Sales, Gross Profit and Gross Margin

For the quarter ended June 30, 2009, cost of sales was $57.6 million, or 93.4% of net sales, and gross margin was 6.6%, as compared with $55.8 million, or 94.5% of net sales, and 5.5% for gross margin for the quarter ended June 30, 2008. The increase in our cost of sales and increase in gross margin were due to product mix shift, including increased sales of higher-margin products (including our verykool® products), better product sourcing for our verykool® line of products and beneficial purchasing opportunities.

For the quarter ended June 30, 2009, our gross profit increased to $4.1 million from $3.2 million, as compared with the same quarter last year, a increase of 26%. This increase in gross profit was primarily the result of the increased net sales and by the factors which increased our gross margin as described above.

	For the Three months Ended June 30,
	2009	2008	Increase
	(Dollar amounts in thousands) (unaudited)
Net sales	$61,706	$59,040	5%
Cost of sales	57,634	55,814	3%
Gross profit	$4,072	$3,226	26%
Gross margin	6.6%	5.5%	21%

Operating Expense and Operating Income from Continuing Operations

For the quarter ended June 30, 2009, operating expense increased 11%, as compared with the same quarter last year.  As a percentage of net sales from continuing operations, operating expense increased to 5.8% in the quarter ended June 30, 2009, as compared with 5.4% for the same quarter last year.  The increase in operating expense as a percentage of net sales was primarily due to the increase in total net sales.  However, management took action to reduce overall operational costs to match current market conditions.  Management continues to review expenses in an effort to better match the operational costs with the future business opportunities.   We believe such measures will assist us as we strive to maintain profitability in the current volatile market.

For the quarter ended June 30, 2009, our operating income from continuing operations was $513,000, as compared with operating income from continuing operations of $10,000 for the quarter ended June 30, 2008. As a percentage of net sales, operating income from continuing operations was 0.8% for the quarter ended June 30, 2009, compared to a virtual break-even for the quarter ended June 30, 2008. The increase in operating income from continuing operations was a result of the increase in gross margin and gross profit due to the factors discussed above.

Operating Expense

	For the Three Months Ended June 30,
	2009	2008	Increase
	(Dollar amounts in thousands) (unaudited)
Net sales	$61,706	$59,040	5%
Operating expense	$3,559	$3,215	11%
Percentage of net sales	5.8%	5.4%	7%

Operating Income from Continuing Operations

	For the Three Months Ended June 30,
	2009	2008	Increase
	(Dollar amounts in thousands) (unaudited)
Net sales	$61,706	$59,040	5%
Operating income from continuing operations	$513	$10	5,030%
Percentage of net sales	0.8%	0.0%	n/m

Other Expense

During the second quarter of 2009, we incurred $109,000 of interest expense, compared to $335,000 for the same period last year, primarily due to a lower average outstanding balance on our line of credit, resulting from, among other things, lower inventory levels as compared to the same period in the prior year.  We expect to continue to regularly utilize amounts on our revolving line of credit, which will impact our interest expense in future periods depending on applicable interest rates, among other things.

	For the Three Months Ended June 30,		Increase
	2009	2008	(Decrease)
	(Dollar amounts in thousands)
	(unaudited)
Other Income	$—	$—	—%
Interest expense	(109)	(325)	(66)%
Total other expense	$(109)	$(325)	(66)%

Income (Loss) from Continuing Operations (Before Income Taxes)

During the quarter ended June 30, 2009, our net income from continuing operations before income taxes was $404,000, as compared to a loss of $315,000 for the quarter ended June 30, 2008.  This net income from continuing operations was primarily due to the increased gross margin and gross profit discussed above.

Loss from Discontinued Operations (Net of Tax)

During the quarter ended June 30, 2008, we assessed opportunities in the United States and Mexico, and began to implement actions necessary to close sales operations in both of those countries, which we continued to execute in the second quarter of 2009.  For the quarter ended June 30, 2009, we incurred a loss from discontinued operations of approximately $167,000, as compared to a loss of $2.1 million from discontinued operations for the quarter ended June 30, 2008.  The loss from discontinued operations resulted as we continued to wind down our business in the United States and Mexico. As of June 30, 2009, our plans for the discontinued operations were substantially complete.  However, we expect to continue to record adjustments and expenses through the discontinued operations, as necessary.

Six months ended June 30, 2009 Compared with Six months ended June 30, 2008

Net Sales

For the six months ended June 30, 2009, our net sales from continuing operations of $104.3 million decreased 18% compared to our net sales from continuing operations of $126.9 million for the same period of 2008.  Average selling price of wireless handsets sold in the six months ended June 30, 2009 increased 15%, as compared to the six months ended June 30, 2008, due primarily to increased volume of higher-priced handsets, including some of our verykool® and OEM products.  This increase was more than offset by a 24% decrease in overall wireless handset sales volume, primarily due to the impact of the worsening economic slowdown in the markets we serve during the second half of 2008 and the first and second quarters of 2009.  The geographic mix of net sales shifted in the six months ended June 30, 2009 as sales in South America increased to nearly 92% of net sales, as compared to nearly 73% of net sales for the six months ended June 30, 2008.  Sales in Central America decreased to 8% of total net sales in the six months ended June 30, 2009, as compared to 27% in the same period of 2008.  These regional shifts in net sales were the result of the factors discussed both above and below.

	For the Six months Ended June 30,
	2009	2008
	(Dollar amounts in thousands) (unaudited)
Net sales	$104,331	$126,973
Units sold, increase (decrease) over prior year	(24)%	20%
Average selling price, increase (decrease) over prior year	15%	(8)%

In South and Central America, we have continued to work to expand our customer base as well as our geographic presence by seeking additional customers and further business with existing customers.  In addition, we continued efforts to market and sell our proprietary verykool® line of products in South and Central America.  In South America, net sales were $95.6 million for the period ended June 30, 2009, a 4% increase from the same period in 2008.  This increase was primarily due to increased sales in existing countries, primarily Argentina.  In Central America, net sales decreased 75% to $8.7 million for the period ended June 30, 2009, which was primarily due to the continuing unusually low demand during the period, which we believe was related to the worldwide and regional economic downturn.

Net Sales by Geographic Region

	For the Six Months Ended June 30,		Increase
	2009	2008	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Central America	$8,738	$34,694	(75)%
South America	95,593	92,279	4%
Total	$104,331	$126,973	(18)%

Cost of Sales, Gross Profit and Gross Margin

For the period ended June 30, 2009, cost of sales was $96.9 million, or 92.9% of net sales, and gross margin was 7.1%, as compared with $120.2 million, or 94.6% of net sales, and 5.4% for gross margin for the period ended June 30, 2008. The decrease in our cost of sales as a percentage of net sales and increase in gross margin were due to product mix shift, including increased sales of higher-margin products (including our verykool® products), better product sourcing for our verykool® line of products and beneficial purchasing opportunities.

For the period ended June 30, 2009, our gross profit increased to $7.4 million from $6.8 million, as compared with the same period last year, an increase of 9%. This increase in gross profit was primarily the result of the increased gross margin as described above.

	For the Six Months Ended June 30,		Increase
	2009	2008	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$104,331	$126,973	(18)%
Cost of sales	96,904	120,159	(19)%
Gross profit	$7,427	$6,814	9%
Gross margin	7.1%	5.4%	31%

Operating Expense and Operating Income (Loss) from Continuing Operations

For the period ended June 30, 2009, operating expense decreased 7%, as compared with the same period last year.  As a percentage of net sales from continuing operations, operating expense increased to 6.2% in the period ended June 30, 2009, as compared with 5.4% for the same period last year.  The increase in operating expense as a percentage of net sales was primarily due to the decrease in total net sales.  However, management took action to reduce overall operational costs to match current market conditions, resulting in a 7% decrease in operating expense for the period.  Management continues to review expenses in an effort to better match the operational costs with the future business opportunities.   We believe such measures will assist us as we strive to maintain profitability in the current volatile market.

For the period ended June 30, 2009, our operating income from continuing operations was $991,000, as compared with operating loss from continuing operations of $94,000 for the period ended June 30, 2008. As a percentage of net sales, operating income from continuing operations was 0.9% for the period ended June 30, 2009, compared to an operating loss from continuing operations of 0.1% for the period ended June 30, 2008. The increase in operating income from continuing operations was a result of the increase in gross margin and gross profit as well as the decrease in operating expense due to the factors discussed above.

Operating Expense

	For the Six Months Ended June 30,		Increase
	2009	2008	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$104,331	$126,973	(18)%
Operating expense	$6,436	$6,908	(7)%
Percentage of net sales	6.2%	5.4%	15%

Operating Income (Loss) from Continuing Operations

	For the Six Months Ended June 30,		Increase
	2009	2008	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$104,331	$126,973	(18)%
Operating income (loss) from continuing operations	$991	$(94)	1,154%
Percentage of net sales	0.9%	(0.1)%	n/m

Other Expense

During the period ended June 30, 2009, we incurred $137,000 of interest expense, compared to $524,000 for the same period last year, primarily due to a lower average outstanding balance on our line of credit, resulting from, among other things, lower inventory levels as compared to the same period in the prior year.  We expect to continue to regularly utilize amounts on our revolving line of credit, which will impact our interest expense in future periods depending on applicable interest rates, among other things.

	For the Six Months Ended June 30,		Increase
	2009	2008	(Decrease)
	(Dollar amounts in thousands)
	(unaudited)
Other Income	$—	$10	n/m
Interest income (expense)	(137)	(524)	(74)%
Total other income (expense)	$(137)	$(514)	(73)%

Income (Loss) from Continuing Operations (Before Income Taxes)

During the period ended June 30, 2009, our net income from continuing operations before income taxes was $854,000, as compared to a loss of $608,000 for the period ended June 30, 2008.  This net income from continuing operations was primarily due to the increased gross margin and decreased operating expense as discussed above.

Loss from Discontinued Operations (Net of Tax)

During the quarter ended June 30, 2008, we assessed opportunities in the United States and Mexico, and began to implement actions necessary to close sales operations in both of those countries, which we continued to execute in the first and second quarter of 2009.  For the period ended June 30, 2009, we incurred a loss from discontinued operations of approximately $360,000, as compared to a loss of $2.2 million from discontinued operations for the period ended June 30, 2008.  The loss from discontinued operations resulted as we continued to wind down our business in the United States and Mexico. As of June 30, 2009, our plans for the discontinued operations were substantially complete.  However, we expect to continue to record adjustments and expenses through the discontinued operations, as necessary.

Financial Condition, Liquidity and Capital Resources

We generally use cash from our sale of products, lines of credit (bank and vendor) and the sale and exercise of securities (from time to time) to provide capital needed to support our business.  As of June 30, 2009, we did not have any material commitments for capital expenditures, as well we believe that we have sufficient liquidity (cash and available borrowings) to continue our operations for the next 12 months.

Cash Used in Operating Activities

At June 30, 2009, we had $15.5 million in cash, a decrease of $9.2 million from December 31, 2008.  During the six months ended June 30, 2009, we used cash and continued to leverage our bank line of credit to fund our operations.  The increase in our use of the bank line of credit was directly related to the decrease in our use of vendor lines of credit and our taking advantage of purchase discounts, as well as significantly increased levels of accounts receivable during the six months ended June 30, 2009.   The net cash used in operating activities was $25.9 million for the six months ended June 30, 2009 compared to net cash provided from operating activities of $3.8 million for the period ended June 30, 2008.  The change resulted primarily from significantly increased accounts receivable and decreased accounts payable.  Trade accounts receivable increased by $29.0 million from December 31, 2008 which was offset by a decrease in other accounts receivable by $3.6 million.  The increase in accounts receivable was primarily due to the sales activity towards the later part of the period and the standard payment terms of sales we provide our customers.  Inventory increased by $0.5 million and prepaid inventory increased by $0.1 million from December 31, 2008, resulting in a negligible net impact.  Accounts payable at June 30, 2009 decreased $1.1 million, compared to December 31, 2008, primarily due to our taking advantage of beneficial purchasing terms offered by other vendors and partners in the ordinary course during the period.

Days of Sales Outstanding

Days of sales outstanding (the average number of days it takes to collect revenue after a sale is made) at June 30, 2009 was 65 days, compared with 56 days at December 31, 2008.  This increase was due to several customers making payments shortly after the close of the second quarter of 2009, as more than 75% of our accounts receivable at June 30, 2009 were still within current terms provided to our customers.  Normal payment terms require our customers to pay on a net 30-day or net 60-day basis depending on the customer. We are constantly working with our customers to reduce our days of sales outstanding. The extension of net 60-day terms is required to remain competitive in the regions we currently operate, Central and South America. In an effort to obtain new customers and penetrate new markets, we may offer terms beyond our normal terms.

Cash Used in Investing Activities

The net cash used in investing activities was $51,000 for the six months ended June 30, 2009, compared to net cash used of $3,000 for the six months ended June 30, 2008. This use of cash continued to be primarily the result of our investment related to geographic expansion, tooling and molds for our proprietary verykool® products.

Cash Provided by Financing Activities

The net cash provided by financing activities for the six months ended June 30, 2009 of $16.7 million was primarily the result of borrowings on our bank line of credit, which was partially offset by the net purchase of $483,000 of common stock.  The net cash used by financing activities for the six months ended June 30, 2008 of $8.6 million was primarily used to make payments on our line of credit, which was partially offset by cash received from the exercise of stock options.

Working Capital

Our net working capital at June 30, 2009 was $25.7 million, as compared with $25.6 million at December 31, 2008. This slight increase was primarily due to the increase in accounts receivable and the decreases in accounts payable and accrued expenses offset by a decrease in cash and cash equivalents and an increase in amounts drawn on our line of credit.

Borrowings

On April 30, 2008, the Company entered into a Loan, Security and Bulk Purchase Agreement and a Letter of Credit and Security Agreement (collectively, the “Agreement”) with Wells Fargo Century, Inc. (the Lender), replacing the then existing asset-based secured credit facility with Wells Fargo HSBC Trade Bank, N.A.  Pursuant to the Agreement, the Lender may advance up to $45,000,000 to the Company based on the expected collections of eligible receivables as well as value of the Company’s eligible inventory determined in accordance with the Agreement.  The outstanding advances may not exceed the lesser of (i) $45,000,000 or (ii) the sum of the value of the eligible receivables and eligible inventory multiplied by their respective advance rates as set forth in the Agreement.  At June 30, 2009, the majority of our debt was based on foreign accounts receivable a majority of which is insured.  This credit facility has a two-year term ending April 2010 and is secured by all of the assets of the Company. The interest rate for each borrowing under the credit facility is, at the option of the Company, either the Wells Fargo Bank N.A. prime rate minus 0.50% (3.25% less 0.50%  at June 30, 2009) or the LIBOR rate plus 2.00% (0.62% plus 2.00% at June 30, 2009).  At June 30, 2009, the amount drawn against the Lender line of credit was $31,476,001 of the total amount available at June 30, 2009 of $35,730,635.  As of June 30, 2009, the Company was in compliance with the covenants of the credit facility.

We have no other notes payable.

At June 30, 2009 and December 31, 2008, the amount drawn against the Lender line of credit was $31.5 million and $14.3 million, respectively.  Credit lines have been an important part of operating and growing our business, and market changes affecting accounts receivable have, and will in the future, diminish or increase the borrowing base of available funds under our current credit line. At June 30, 2009 and December 31, 2008, advances were at 88% and 96% of the available borrowing base.

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

Interest Rate

We are exposed to market risk from changes in interest rates on our outstanding revolving line of credit. At June 30, 2009, we had $31.5 million outstanding under our line of credit, which could be affected by changes in short-term interest rates. Under our current credit facility, the interest rate for funds borrowed is, at our option, of the Wells Fargo prime rate minus 0.5% (3.25% minus 0.5% at June 30, 2009) or the LIBOR rate plus 2.00% (0.62% plus 2.00% at June 30, 2009). For every 1% increase in Wells Fargo’s prime rate or the LIBOR rate, our interest expense increases by $315,000 annually assuming $31.5 million remained outstanding for the entire year.

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

Market Risk

Almost all portions of our revenue and expenses are transacted in markets outside the United States.  However, all sales transactions and accounts receivable are denominated in U.S. dollars. As a result of our international sales (at this time, Latin America), our future operating results could be adversely affected by a variety of factors, including changes in specific countries’ political, economic or regulatory conditions, and trade protection measures.  Our market risk management includes an accounts receivable insurance policy for our sales.  However, there can be no assurance that our insurance policy will substantially offset the impact of fluctuations in currency exchange rates, political, economic or regulatory conditions on our results of operations and financial position. We do not believe that foreign currency fluctuations had a material impact on our financial results during the three and six months ended June 30, 2009.   See “Consolidated Statements of Comprehensive Operations” in our financial statements included in this report.

Item 4T. Controls and Procedures

Disclosure Controls

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report pursuant to Exchange Act Rule 13a-15(b).  Based on the evaluation, the Chief Executive Officer and President and the Chief Financial Officer concluded that as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our second fiscal quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Securities Class Actions

InfoSonics has settled the securities class action against the Company and certain of its officers and directors, captioned In Re: InfoSonics Corporation Securities Litigation, Lead Case No. 06 CV 1231, filed in the United States District Court for the Southern District of California.  Plaintiffs’ third amended consolidated complaint had alleged violations of Section 10(b) of the Exchange Act and associated Rule 10b-5, Section 20(a) and Section 20A in connection with the announcement of the Company’s restatement of first quarter 2006 earnings and in connection with allegedly false and/or misleading statements related to the Company’s distribution of the VK Mobile phone.  On October 17, 2008, the parties entered a Stipulation and Agreement of Settlement (the “Securities Settlement”) of the case, which provides for, among other things, a dismissal with prejudice of the lawsuit, releases of the defendants, and a payment by the Company or its insurer of $3.8 million to plaintiffs (inclusive of any plaintiffs’ attorneys fees, to be determined by the Court).  The Securities Settlement further provides that defendants deny any liability or responsibility for the claims made and make no admission of any wrongdoing.  On February 10, 2009, the Company’s insurer funded the full settlement payment.  On May 5, 2009, the Court entered an order finally approving the Securities Settlement as fair and reasonable, and directing the clerk to enter final judgment and dismissing the action with prejudice.

Derivative Action

InfoSonics has settled the derivative action purportedly on behalf of the Company against certain of its officers and directors, and the Company as a nominal defendant, captioned In Re InfoSonics Corporation Derivative Litigation, Lead Case No. 06 CV 1336, filed in the United States District Court for the Southern District of California.  Plaintiffs’ consolidated complaint had alleged claims for violations of Section 14(a) of the Exchange Act, Sections 25402 and 25403 of the California Corporations Code, disgorgement under the Sarbanes-Oxley Act of 2002, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, rescission, a constructive trust, and an accounting, in connection with the Company’s restatement of first quarter 2006 earnings and in connection with allegations of wrongdoing with respect to granting, exercising, accounting and reporting of the stock options that the Company granted in December 2005.  On September 4, 2007, the Court granted defendants’ motion to dismiss for failure to make a demand on the board, and also granted with prejudice the motion to dismiss the Sarbanes-Oxley claim.  On October 17, 2008, the parties entered into a Stipulation and Agreement of Settlement (the “Derivative Settlement”), which provides for, among other things, a dismissal with prejudice of the lawsuit, releases of the defendants, corporate governance changes and a payment by the Company or its insurer of plaintiffs’ attorneys fees to be ordered by the Court up to a maximum of $350,000. The Derivative Settlement further provides that defendants deny any liability or responsibility for the claims made and make no admission of any wrongdoing. The Company’s insurer funded the full settlement payment.  On June 3, 2009, the Court approved the settlement and entered the final judgment and order of dismissal with prejudice of the case.

We may become involved in certain other legal proceedings and claims which arise in the normal course of business. Other than as described above, as of June 30, 2009, we did not have any significant litigation outstanding.

LG Electronics Litigation

On July 1, 2009, the Company filed suit in the Superior Court of the State of California, County of San Diego (the Superior Court) (Case No. 37-2009-00092797-CU-BT-CTL) against LG Electronics, Inc., LG Electronics USA, Inc., LG Electronics Panama S.A., LG Electronics Inc. Chile LTDA, LG Electronics Guatemala S.A. de C.V. (collectively LG) and DOES 1-10 (and together with LG, the Defendants).  The complaint alleges claims for interference with contractual relations/inducing breach of contract, intentional interference with prospective economic relations, negligent interference with prospective economic relations, breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, fraud, promissory estoppel and violation of California Business and Professions Code §§ 17200, et seq.  The Company is seeking in excess of $5 million in damages.   On July 31, 2009, the Defendants removed the case to federal court in San Diego, CA.

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

Despite being profitable in the first two quarters of 2009, we have recently experienced net losses and net losses may reoccur in the near future. If we operate at a loss, our business may not be financially viable.

Although we had net income for the first and second quarter of 2009, we experienced losses and negative cash flows for the year ended 2008.  As of June 30, 2009, we had working capital of $25.7 million.  Given the economic slowdown and contraction in the wider markets, including the Central and South American markets that we serve and generally globally, we cannot adequately evaluate the financial viability of our business or our long-term prospects.

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

As of June 30, 2009, we had outstanding debt in the amount of $31.5 million under a receivables-based credit facility. Under this credit facility, which expires in April 2010, Wells Fargo Century, Inc. may advance us up to $45,000,000 based on the expected collections of eligible receivables as well as the value of our eligible inventory as determined in accordance with the terms of the facility. Any significant decrease in our level of eligible accounts receivable or inventory will reduce our ability to borrow additional funds under the credit facility and may affect our ability to adequately finance our operations and expansion strategies. Further, if we violate our loan covenants, default on our obligations or become subject to a change of control, our indebtedness would become immediately due and payable. In addition, the terms of our credit facility restrict us from incurring certain additional indebtedness, which could limit our ability to expand our operations. Some of our loan covenants subject us to, among other things, limits on our ability to sell certain assets and make certain payments, including, but not limited to, dividends, repurchases of common stock and other payments outside the normal course of business, as well as prohibits us regarding merging or consolidating with another corporation or selling all or substantially all of our assets.  As of June 30, 2009, the Company was in compliance with the covenants of the credit facility.  If any of these adverse events occur or we are unable to renew our new credit facility or enter into an adequate credit relationship as needed, our business’ financial condition or operating results could be negatively affected.

We buy a significant amount of our products from a limited number of suppliers, who may not provide us with competitive products at reasonable prices when we need them in the future.

We purchase wireless handsets and accessories principally from wireless communications OEMs and distributors. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing and other terms, as well as on these suppliers’ quality products and services and financial stability. For the period ended June 30, 2009, one vendor, (Samsung Electronics de Amazonia, S.A.), accounted for 91%, of our total cost of sales.  We currently have one exclusive and several non-exclusive agreements with our principal suppliers, which can be terminated on short notice and provide for certain territorial restrictions. Our suppliers may not offer us competitive products on favorable terms or with timely delivery. In addition, new products from other manufacturers could impact the demand for products from manufacturers we represent. From time to time, we have been unable to obtain sufficient product supplies. Any failure or delay by our suppliers, particularly our one primary vendor, in supplying us with products on favorable terms may severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if these suppliers are unable to fulfill our product needs, or if any principal supplier imposes substantial price increases and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations and financial condition.

The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers will have a negative impact upon our revenues and could cause our stock price to decline.

Our three largest customers (carriers in South America) in the period ended June 30, 2009 represented 31%, 25% and 24% of our net sales during that period.  These customers are carriers in Latin America. The markets we serve are subject to significant price competition. Additionally, our customers are not contractually obligated to purchase products from us. For these and other reasons, such as competitive pricing and competitive pressures, customers may seek to obtain products or services from us at lower prices than we have been able to obtain from these customers in the past. This could occur, for example, in the case of a customer purchasing large quantities of a product from us, who then terminates this relationship because the customer can obtain a lower price by buying directly from the manufacturer or other supplier. The loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity. In addition, we have experienced losses of certain customer bases through industry consolidation and in the ordinary course of business.  Overall, there can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods, with any such customer decisions having the potential to adversely affect our business operations and profitability.

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

We may be delisted from The NASDAQ Stock Market if we do not satisfy continued listing requirements.

Between January 1, 2008 and August 7, 2009, our common stock share price fluctuated between $0.10 and $2.51 per share, and on August 7, 2009 it closed at $1.87.  On July 10, 2008, we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market indicating that for the then-last 30 consecutive trading days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Stock Market under Nasdaq Marketplace Rule 4450(a)(5).  However, on July 7, 2009, we received a letter from The NASDAQ Stock Market indicating that we had regained compliance with the $1.00 minimum bid price requirement under Listing Rule 5450(a)(1)(formerly Marketplace Rule 4450(a)(5)) and the matter noted in the July 10, 2008 letter was closed.  Even though we currently satisfy the continued listing standards of The NASDAQ Global Market, if in the future we fail to comply with the continued listing standards of The NASDAQ Global Market, including the minimum bid price requirement, our common stock would be delisted from that market.

If we are delisted from The NASDAQ Global Market, we may apply to transfer our common stock to The NASDAQ Capital Market.  However, our application may not be granted if we do not satisfy the applicable listing requirements for The NASDAQ Capital Market at the time of the application.  Even if we successfully transfer our common stock to The NASDAQ Capital Market, but are unable to satisfy the minimum bid price requirement or any of the other continued listing standards of The NASDAQ Capital Market, our common stock would be delisted from The NASDAQ Capital Market.

If our common stock were delisted from The NASDAQ Stock Market, you may find it difficult to dispose of your shares and our share price may be adversely affected.

If our common stock were to be delisted from The NASDAQ Global Market and we could not satisfy the listing standards of The NASDAQ Capital Market, trading of our common stock most likely would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board.  Such trading would reduce the market liquidity of our common stock.  As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, thereby negatively impacting the share price of our common stock.

If our common stock is delisted from The NASDAQ Global Market and we could not satisfy the listing standards of The NASDAQ Capital Market and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on The NASDAQ Stock Market that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock, thereby negatively impacting the share price of our common stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Repurchases of Equity Securities.

During the second quarter of 2009, we repurchased 605,626 shares of our common stock at a total cost (including brokerage commissions) of $444,600, at an average price per share of $0.73.  Such shares were purchased by us in the open market in accordance with Commission Rule 10b-18.  We have authorized the repurchase of up to $500,000 worth of shares of our common stock under this previously announced plan.

The following table summarizes information regarding shares repurchased during the quarter ended June 30, 2009:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Repurchase Programs	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs

4/01/09 – 4/30/09	49,718	$0.22	49,718
5/01/09 – 5/31/09	179,735	$0.53	179,735
6/01/09 – 6/30/09	376,173	$0.90	376,173
Total	605,626	$0.73	605,626	$6

•                  The share repurchase program was previously announced December 15, 2008.  Under the plan, the Company may repurchase up to $500,000 of its common stock until December 15, 2009, unless the maximum dollar amount authorized is repurchased or our of Board of Directors determines to discontinue the plan earlier.  The Company completed the share repurchase program during the second quarter of 2009 and does not intend to make further purchases under the plan.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

On June 8, 2009, we held our 2009 Annual Meeting of Stockholders.  At that meeting, our stockholders took the following actions on the following proposals by the vote of shares indicated:

(a)           The election of the following directors to serve on our Board of Directors, each director to serve until the next annual meeting of stockholders or until their respective successor is elected and qualified:

Name	Votes Cast For	Votes Against	Votes Withheld
Joseph Ram	10,632,084	2,635,592	26,846
Abraham G. Rosler	10,645,068	2,622,608	26,846
Randall P. Marx	10,632,201	2,635,475	26,846
Robert S. Picow	10,615,972	2,655,271	23,379
Kirk A. Waldron	10,615,563	2,653,210	25,749

(b)           The ratification of the employment of Singer Lewak LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009:

For: 13,031,088	Against: 164,752	Abstain: 98,682	Broker Non-votes: 0

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (+).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (+).
99.1	Final Approval of Securities Settlement in In Re InfoSonics Securities Litigation Lead Case No. 06CV1231 (1)

(1)          Incorporated by reference from the Company’s Current Report on Form 8-K, filed on May 11, 2009.

(+)         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfoSonics Corporation

Date:	August 14, 2009	By:	/s/ Joseph Ram
Joseph Ram
Chief Executive Officer and President

Date:	August 14, 2009	By:	/s/ Jeffrey Klausner
Jeffrey Klausner
Chief Financial Officer