Form 10-Q
period 2009-09-30
INFOSONICS CORP
filed 2009-11-16
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

As of November 10, 2009, the Registrant had 14,184,147 shares outstanding of its $.001 par value common stock.

InfoSonics Corporation and Subsidiaries

Quarterly Report on Form 10-Q For The Three and Nine Months Ended September 30, 2009

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$14,711,099	$24,714,753
Accounts receivable, net of allowance for doubtful accounts of $582,046 (unaudited) and $429,126	54,692,864	22,727,738
Other receivables	610,166	4,209,658
Inventory, net of reserves of $119,556 (unaudited) and $161,556	3,839,635	4,375,334
Prepaids	562,290	244,103
Assets of discontinued operations	3,014,776	3,264,817

Total current assets	77,430,830	59,536,403

Property and equipment, net	410,175	498,079
Intangible assets	504,000	504,000
Other assets	205,268	115,900

Total assets	$78,550,273	$60,654,382

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$10,824,366	$10,982,306
Accrued expenses	9,240,740	7,304,090
Line of credit	30,066,060	14,273,978
Income taxes payable	46,021	24,100
Liabilities of discontinued operations	1,365,226	1,310,434

Total current liabilities	51,542,413	33,894,908

Total liabilities	51,542,413	33,894,908

Commitments and Contingencies (Note #13)

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized (no shares issued and outstanding as of applicable period end)	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 14,745,755 and 15,010,807 shares issued and 14,184,147 and 14,956,270 shares outstanding as of September 30, 2009 and December 31, 2008, respectively	14,184	14,956
Treasury stock, at cost, 561,608 and 54,537 shares as of September 30, 2009 and December 31, 2008, respectively	(434,381)	(16,900)
Additional paid-in capital	31,715,535	31,666,434
Accumulated other comprehensive loss	(5,632)	(25,211)
Accumulated deficit	(4,281,846)	(4,879,805)

Total stockholders’ equity	27,007,860	26,759,474

Total liabilities and stockholders’ equity	$78,550,273	$60,654,382

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales	$65,261,978	$52,883,848	$169,593,200	$179,857,086
Cost of sales	60,928,056	49,982,339	157,832,519	170,141,235

Gross profit	4,333,922	2,901,509	11,760,681	9,715,851
Operating expenses	4,023,129	3,210,515	10,459,022	10,127,587

Operating income (loss) from continuing operations	310,793	(309,006)	1,301,659	(411,736)

Other income (expense)
Other income	7,322	653,181	7,575	582,700
Interest expense, net	(79,828)	(33,735)	(217,005)	(477,456)

Income (loss) from continuing operations before provision for income taxes	238,287	310,440	1,092,229	(306,492)
Provision for income taxes	(6,300)	(128,410)	(23,100)	(1,054)

Income (loss) from continuing operations	231,987	182,030	1,069,129	(307,546)
Loss from discontinued operations, net of tax (Note #11)	(46,755)	(80,633)	(406,384)	(2,237,452)

Net income (loss)	$185,232	$101,397	$662,745	$(2,544,998)

Basic earnings (loss) per share
From continuing operations	$0.02	$0.01	$0.07	$(0.02)
From discontinued operations	$(0.01)	$(0.01)	$(0.02)	$(0.15)
Net income (loss)	$0.01	$0.01	$0.05	$(0.17)
Diluted earnings (loss) per share
From continuing operations	$0.02	$0.01	$0.07	$(0.02)
From discontinued operations	$(0.01)	$(0.01)	$(0.03)	$(0.15)
Net income (loss)	$0.01	$0.01	$0.04	$(0.17)

Basic weighted-average number of common shares outstanding	14,184,147	14,910,808	14,550,416	14,850,469

Diluted weighted-average number of common shares outstanding	14,932,300	15,298,685	14,874,702	14,850,469

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Comprehensive Operations

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Net profit income (loss)	$185,232	$101,397	$662,745	$(2,544,998)
Other comprehensive income (loss):
Foreign currency translation adjustments	4,691	(3,504)	19,580	(7,407)
Comprehensive income (loss)	$189,923	$97,893	$682,325	$(2,552,405)

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$662,745	$(2,544,998)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	223,364	498,782
Provision for bad debt	152,920	(131,016)
Impairment on fixed assets	—	(13,126)
Provision for obsolete inventory	(42,000)	(322,882)
Stock option and stock grant expense	49,101	67,481
(Increase) decrease in
Accounts receivable	(32,118,046)	133,197
Other receivable	3,599,492	(3,434,937)
Inventory	577,699	5,497,980
Prepaids	(318,187)	313,548
Other assets	(89,368)	(7,412)
Deferred tax asset current	—	(67,340)
Deferred tax asset non current	—	(53,118)
Increase (decrease) in
Accounts payable	(157,940)	(8,961,021)
Accrued expenses	1,936,650	6,445,564
Income tax liabilities	21,921	(39,560)
Cash used in continuing operations	(25,501,649)	(2,618,858)
Cash provided by discontinued operations	304,833	5,042,304
Net cash provided by (used in) operating activities	(25,196,816)	2,423,446

Cash flows from investing activities:
Purchase of property and equipment	(136,891)	125,038
Cash used in discontinued operations	—	(192,142)
Net cash used in investing activities	(136,891)	(67,104)

Cash flows from financing activities:
Borrowings from line of credit	192,070,828	186,370,107
Payments on line of credit	(176,278,746)	(199,215,710)
Cash received from stock options	—	34,286
Cash paid for treasury stock	(483,040)	—
Cash provided by (used in) discontinued operations	—	—

Net cash provided by (used in) financing activities	15,309,042	(12,811,317)

Effect of exchange rate changes on cash	21,011	(7,405)

Net decrease in cash and cash equivalents	(10,003,654)	(10,462,380)

Cash and cash equivalents, beginning of period	24,714,753	20,652,154

Cash and cash equivalents, end of period	$14,711,099	$10,189,774
Cash paid for interest	217,013	513,999
Cash paid for taxes	—	—

Non-Cash Supplemental Disclosure:

During the nine months ended September 30, 2009, $4.15 million of the accrued legal settlement was paid by the insurance carrier and the corresponding receivable and liability have been reduced. (see Note #7 to the Company’s’ financial statements)

During the nine months ended September 30, 2009, the Company retired 265,053 shares of its treasury stock.  The retirement reduced treasury stock and increased accumulated deficit by $65,559.

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

The unaudited consolidated balance sheet as of September 30, 2009, the unaudited consolidated statements of operations and the unaudited consolidated statements of comprehensive operations for the three and nine months ended September 30, 2009 and the unaudited consolidated statement of cash flows for the nine months ended September 30, 2009 are not necessarily indicative of the financial condition, operating results or cash flows that may be expected for the full fiscal year of 2009 or for any future period.

NOTE 2. Stock-Based Compensation

The Company has three equity incentive plans, the 2006 Equity Incentive Plan (“2006 Plan”), the 2003 Stock Option Plan (“2003 Plan”) and the 1998 Stock Option Plan (“1998 Plan”).  Each of the plans has been approved by our stockholders. The 2006 Plan authorizes the grant of up to 1,000,000 shares for equity incentives.  As of September 30, 2009, options to purchase 388,500 shares were outstanding under the 2006 Plan and options to purchase 112,000 shares have been exercised or forfeited under the 2006 Plan. The Company is also a party to non-plan option agreements with several non-employee directors and several institutions.

The Company’s stock-based compensation is classified in the same expense line items as cash compensation.   Information about stock-based compensation included in the unaudited results of operations for the three and nine months ended September 30, 2009 and 2008 is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008

Officer compensation	$3,145	$—	$6,765	$—
Non-employee directors	1,425	3,451	2,376	10,353
Sales, general and administrative	12,970	34,809	39,960	57,128
Total stock option expense, included in total operating expenses	$17,540	$38,260	$49,101	$67,481

Our stock options vest on an annual or a monthly basis.  The Company recognizes stock-based compensation costs on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.   Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three and nine months ended September 30, 2009, we recorded an expense of $17,540 and $49,101, respectively, related to options previously granted and options granted during the three and nine months ended September 30, 2009. During the three and nine months ended September 30, 2008, we recorded an expense of $38,260 and $67,481, respectively, related to options previously granted and options granted during the three and nine months ended September 30, 2008. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2008 and 2009: risk-free interest rate of 1.47% in 2008 and 0.91% in 2009, based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0% as the Company has not, and does not intend to, issue dividends; and expected lives of 3 to 6 years based upon the historical life of options. For grants in 2008 and 2009, the expected volatility used ranged from 88% to 108%, based on the Company’s historical stock price fluctuations for a period matching the expected life of the options.  As of September 30, 2009, there was $151,000 of total unrecognized compensation costs related to the non-vested stock options.  That cost is expected to be recognized over the remaining weighted-average period of 4.25 years.

A summary of option activity under all of the above plans as of September 30, 2009 and changes during the nine months then ended is presented in the table below:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2008	1,575,944	$1.46	2.73	—
Granted	252,500	$0.51	6.64	—
Exercised	—	$—		—
Forfeited	72,500	$1.52		—
Outstanding at September 30, 2009	1,755,944	$1.32	2.91	—
Vested and expected to vest	1,755,944	$1.32	2.91	—
Exercisable at September 30, 2009	1,434,763	$1.45	2.18	—

A summary of the status of the Company’s non-vested options at September 30, 2009 and changes during the nine months ended September 30, 2009 is presented below:

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2008	146,660	$1.27
Granted	252,500	$0.51
Vested	37,979	$1.14
Forfeited	40,000	$1.04
Non-vested at September 30, 2009	321,181	$0.72

NOTE 3. Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common share equivalents are excluded from the computation if their effect is anti-dilutive. The Company’s common share equivalents consist of stock options and warrants.

Common shares from the potential exercise of certain options and warrants have been excluded from the computation of diluted earnings per share because their exercise prices are greater than the Company’s weighted-average stock price for the period.  For the three and nine months ended September 30, 2009, the number of shares excluded was 1,007,791 and 1,431,657, respectively.  For the three months ended September 30, 2008 the number of shares excluded was 2,957,628.

Since their effect would have been anti-dilutive for the nine months ended September 30, 2008, 3,150,644 common shares from the potential exercise of certain options and warrants have been excluded from the computation of net loss per share for the nine months ended September 30, 2008.

NOTE 4. Income Taxes

The Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established for certain tax positions. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. At the date of adoption, and as of December 31, 2008 and September 30, 2009, the Company does not have a liability for unrecognized tax benefits.   The Company concluded that at this time there are no uncertain tax positions. There was no cumulative effect on retained earnings.

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2003 through 2008 remain open to examination. As of September 30, 2009, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.  For the nine months ended September 30, 2009, deferred income tax assets and the corresponding valuation allowance increased by $1,638,612.

NOTE 5. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories.  The Company provides for the possible inability to sell its inventory by recording a reserve.  As of September 30, 2009 and December 31, 2008, the inventory reserve was $119,556 and $161,556, respectively.  From time to time, the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date.  As of September 30, 2009 and December 31, 2008, the prepaid inventory balances were $308,120 and $170, respectively which are included in prepaids in the accompanying consolidated balance sheets.  Included in Assets of Discontinued Operations as of September 30, 2009 and December 31, 2008 are inventory balances of $1,069,434 and $1,307,463, respectively.    Inventory consisted of the following:

	September 30, 2009	December 31, 2008
	(unaudited)	(audited)
Finished goods	$3,626,970	$4,536,890
Inventory in-transit	332,221	—
Inventory reserve	(119,556)	(161,556)
Net inventory	$3,839,635	$4,375,334

NOTE 6. Property and Equipment

Property and equipment are primarily located in the United States, with the exception of certain tooling and product molds which are located in Asia, and consisted of the following as of the dates presented:

	September 30, 2009 (unaudited)	December 31, 2008 (audited)
Machinery and equipment	$453,030	$469,411
Furniture and fixtures	106,314	106,314
Tooling and molds	482,668	330,828
Subtotal	1,042,012	906,553
Less accumulated depreciation	631,837	408,474
Total	$410,175	$498,079

Depreciation expense was $102,156 and $223,364 for the three and nine months ended September 30, 2009, respectively, and $161,725 and $498,782 for the three and nine months ended September 30, 2008, respectively.

NOTE 7. Accrued Expenses

As of September 30, 2009 and December 31, 2008, accrued expenses consisted of the following:

	September 30, 2009 (unaudited)	December 31, 2008 (audited)
Accrued product costs	$6,092,978	$3,070,058
Accrued legal settlement*	—	4,150,000
Other accruals (including taxes)**	3,147,762	84,032
Total	$9,240,740	$7,304,090

*   As of September 30, 2009, $4.15 million of the accrued legal settlement was paid by our insurance carrier and is being held in an escrow account for the benefit of the plaintiffs of the class action lawsuit and derivative suit, and thus has been removed from the balance sheet at September 30, 2009.

** This amount includes general accruals, amounts held on behalf of our vendor partners, and potential amounts owed to operational partners.

NOTE 8. Borrowings

On April 30, 2008, the Company entered into a Loan, Security and Bulk Purchase Agreement and a Letter of Credit and Security Agreement (collectively, the “Agreement”) with Wells Fargo Century, Inc. (“Lender”), replacing the then-existing asset-based secured credit facility with Wells Fargo HSBC Trade Bank, N.A.  Pursuant to the Agreement, the Lender may advance up to $45,000,000 to the Company based on the expected collections of eligible receivables as well as value of the Company’s eligible inventory determined in accordance with the Agreement.  The outstanding advances may not exceed the lesser of (i) $45,000,000 or (ii) the sum of the value of the eligible receivables and eligible inventory multiplied by their respective advance rates as set forth in the Agreement.  At September 30, 2009, the majority of our debt was based on foreign accounts receivable, a majority of which is insured.  This credit facility has a two-year term ending April 2010 and is secured by all of the assets of the Company. The interest rate for each borrowing under the credit facility is, at the option of the Company, either the Wells Fargo Bank N.A. prime rate minus 0.50% (3.25% less 0.50%  at September 30, 2009) or the LIBOR rate plus 2.00% (0.298% plus 2.00% at September 30, 2009).  At September 30, 2009, the amount drawn against the Lender line of credit was $30,066,060 and the total amount available at September 30, 2009 was $41,156,101.  As of September 30, 2009, the Company was in compliance with the covenants of the credit facility.  If any adverse events occur or we are unable to renew our credit facility or enter into an adequate credit relationship as needed, our business’ financial condition or operating results could be negatively affected.

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

Treasury Stock

On December 15, 2008, the Company announced a share buyback program, authorizing up to $500,000 to be used for stock repurchases.  As of September 30, 2009 and December 31, 2008, we had purchased 826,661 and 54,537 shares, respectively, at a total cost of $499,994 and $16,955, respectively.  During the nine months ended September 30, 2009, the Company retired 265,053 shares of stock.  The retirement reduced treasury stock and increased the accumulated deficit by $65,559.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” (SFAS 141(R)). SFAS 141(R) replaces SFAS No. 141, “Business Combinations,” (SFAS 141) and retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in states (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquire at the acquisition date, measured at their fair values of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. SFAS 141(R) became effective for the Company on January 1, 2009. The adoption of SFAS No. 141(R) did not have a material impact to our consolidated financial statements as the Company did not make any acquisitions in the first three quarters of 2009.

In June 2008, the FASB ratified EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock,” (“EITF 07-5”). Paragraph 11(a) of SFAS No. 133, “Accounting for Derivatives and Hedging Activities, (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 became effective for the Company beginning January 1, 2009. The ratification of EITF 07-5 did not have a material impact on the Company’s condensed consolidated financial statements.

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

Effective January 1, 2009, we adopted FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (FSP FAS 141(R)-1), which was issued on April 1, 2009. FSP FAS 141(R)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies as defined in this FSP and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently in accordance with the provisions of SFAS 141(R); and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. The provisions of FSP FAS 141(R)-1 did not have a material impact to our condensed consolidated financial Statements, as the Company did not make any acquisitions in the first three quarters of 2009.

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

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB

Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 became effective for us for the period ended September 30, 2009. Management has determined that the adoption of SFAS 168 did not have a material impact on the condensed consolidated financial statements.

ISSUED (Not adopted yet):

In June 2009, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140” (“SFAS 166”). The objective of this statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective for fiscal years and interim periods beginning after November 15, 2009.  Management does not expect the adoption of SFAS 166 to have a material impact on the Company’s financial statements.

In June 2009, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”).  This Statement amends Interpretation 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. Before SFAS 167, Interpretation 46(R) required reconsideration of whether an enterprise is the primary beneficiary of a variable interest entity only when specific events occurred.  This Statement amends Interpretation 46(R) to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance.  SFAS 167 is effective as of the beginning of each reporting period that begins after November 15, 2009. Management does not expect the adoption of SFAS 167 to have a material impact on the Company’s financial statements.

In September 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force (ASU 2009-13). It updates the existing multiple element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

In September 2009, the FASB ratified final EITF Issue 08-01, Revenue Arrangements with Multiple Deliverables (EITF 08-01). EITF 08-01 supersedes EITF 00-21, primarily codified into Accounting Standards Update (“ASU”) No. 2009-13, and was issued in response to practice concerns related to the accounting for revenue arrangements with multiple deliverables under EITF 00-21. EITF 08-1 applies to all deliverables in contractual arrangements in all industries in which a vendor will perform multiple revenue-generating activities, except when some or all deliverables in a multiple deliverable arrangement are within the scope of other revenue recognition guidance. EITF 08-1 is effective for fiscal years beginning after June 15, 2010. The effects of the adoption, if any, of EITF 08-1 on our consolidated financial position, results of operations and cash flows have not been determined.

In September 2009, the FASB ratified final EITF 09-3, Software Revenue Recognition . Entities that sell tangible products containing both hardware elements and software elements that are currently within the scope of AICPA Statement of Position (“SOP”) Number 97-2, Revenue Recognition for Software Products with Multiple Deliverables , (“SOP 97-2”), primarily codified into ASU 2009-14. This Issue would amend EITF  03-05, Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software , primarily codified into ASC 985-605, to exclude from their scope all tangible products containing both software and no software components that function together to deliver the product’s essential functionality. EITF 09-3 is effective for fiscal years beginning after June 15, 2010. The effects of the adoption, if any, of EITF 09-3 on our consolidated financial position, results of operations and cash flows have not been determined.

NOTE 11.  Discontinued Operations

During the quarter ended September 30, 2008, the Company assessed opportunities in the United States and Mexico, and the Company began to implement actions necessary to close sales operations in both of those countries, which actions continue, although were substantially completed by the end of 2008. These two areas accounted for less than 1% of our net sales in the first three and nine months of 2009 and 2008.  Due to the changing environment and consolidation in the United States of the regional cellular carriers, along with the challenges of opening sales relations with the cellular carriers in Mexico, management determined that it was necessary to take decisive actions to mitigate further losses.  The results of the unaudited discontinued operations are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net Sales	$6,210	$113,876	$489,558	$847,312
Gross profit	(2,210)	(4,568)	(313,778)	(1,328,603)
Operating income (loss)	(46,755)	(257,571)	(406,384)	(3,569,356)
Identifiable assets	3,014,776	4,733,849	3,014,776	4,733,849
Capital expenditures	—	—	—	—
Depreciation and amortization	—	5,420	—	20,787

Liabilities of discontinued operations consist primarily of accounts payable.  Assets of discontinued operations are as follows:

	September 30, 2009 (unaudited)	December 31,2008 (audited)
Accounts Receivable	$1,038,613	$1,050,758
Inventory	1,069,434	1,307,463
Prepaid Taxes	890,958	897,955
Other Assets	15,771	8,641
Total	$3,014,776	$3,264,817

As of September 30, 2009, the plans for the discontinued operations, although continuing to be implemented, were largely completed.  However, the Company expects to continue to record potentially significant adjustments and expenses through discontinued operations as necessary.

The Company has re-evaluated its discontinued operations as of September 30, 2009 in accordance with FAS 144 due to the Company’s remaining discontinued operations being outstanding for more than one year since the declaration to discontinue.

The remaining accounts receivable and accounts payable are part of an ongoing arbitration currently in process, the timing of which is out of the Company’s control to settle.  The prepaid taxes are in the process of being recovered from a foreign government, also out of the Company’s control to settle.  The remaining inventory has been marked to market and significantly discounted from the original cost to adjust for the unforeseen changes in the current economic condition and the markets for which the Company sells.  The final resolution of one or more of these items could result in a potentially significant adjustment.  The Company has taken action to reduce its prices to market and aggressively sell its remaining product. Pursuant to FAS 144, p.31, as these are out of the Company’s control, classification as discontinued operations is still deemed appropriate.

NOTE 12. Geographic Information

The Company currently operates in one business segment.  All fixed assets are located in Company or third party facilities in the United States and Asia. The unaudited net sales by geographical area for the three and nine months ended September 30, 2009 and 2008 were:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Central America	$6,974,909	$8,826,072	$15,713,223	$43,519,895
South America	58,287,069	44,057,776	153,879,977	136,337,191
Total	$65,261,978	$52,883,848	$169,593,200	$179,857,086

The unaudited net sales for the Company’s discontinued operations in the United States and Mexico for the three months ended September 30, 2009 and 2008 were $6,210 and $113,876, respectively.  The unaudited net sales for the Company’s discontinued operations for the nine months ended September 30, 2009 and 2008 were $489,558 and $847,312, respectively.

NOTE 13.  Commitments and Contingencies

Securities Class Actions

InfoSonics has settled the securities class action against the Company and certain of its officers and directors, captioned In Re: InfoSonics Corporation Securities Litigation, Lead Case No. 06 CV 1231, filed in the United States District Court for the Southern District of California.  Plaintiffs’ third amended consolidated complaint had alleged violations of Section 10(b) of the Exchange Act and associated Rule 10b-5, Section 20(a) and Section 20A in connection with the announcement of the Company’s restatement of first quarter 2006 earnings and in connection with allegedly false and/or misleading statements related to the Company’s distribution of the VK Mobile phone.  On October 17, 2008, the parties entered a Stipulation and Agreement of Settlement (the “Securities Settlement”) of the case, which provides for, among other things, a dismissal with prejudice of the lawsuit, releases of the defendants, and a payment by the Company or its insurer of $3.8 million to plaintiffs (inclusive of any plaintiffs’ attorneys fees, to be determined by the Court).  The Securities Settlement further provides that defendants deny any liability or responsibility for the claims made and make no admission of any wrongdoing.  On February 10, 2009, the Company’s insurer funded the full settlement payment.  On May 5, 2009, the Court entered an order finally approving the Securities Settlement as fair and reasonable, and directing the clerk to enter final judgment and dismissing the action with prejudice. This settlement was fully funded and paid by the Company’s insurer.

Derivative Action

InfoSonics has settled the derivative action purportedly on behalf of the Company against certain of its officers and directors, and the Company as a nominal defendant, captioned In Re InfoSonics Corporation Derivative Litigation, Lead Case No. 06 CV 1336, filed in the United States District Court for the Southern District of California.  Plaintiffs’ consolidated complaint had alleged claims for violations of Section 14(a) of the Exchange Act, Sections 25402 and 25403 of the California Corporations Code, disgorgement under the Sarbanes-Oxley Act of 2002, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, rescission, a constructive trust, and an accounting, in connection with the Company’s restatement of first quarter 2006 earnings and in connection with allegations of wrongdoing with respect to granting, exercising, accounting and reporting of the stock options that the Company granted in December 2005.  On September 4, 2007, the Court granted defendants’ motion to dismiss for failure to make a demand on the board, and also granted with prejudice the motion to dismiss the Sarbanes-Oxley claim.  On October 17, 2008, the parties entered into a Stipulation and Agreement of Settlement (the “Derivative Settlement”), which provides for, among other things, a dismissal with prejudice of the lawsuit, releases of the defendants, corporate governance changes and a payment by the Company or its insurer of plaintiffs’ attorneys fees to be ordered by the Court up to a maximum of $350,000. The Derivative Settlement further provides that defendants deny any liability or responsibility for the claims made and make no admission of any wrongdoing. The Company’s insurer funded the full settlement payment.  On June 3, 2009, the Court approved the settlement and entered the final judgment and order of dismissal with prejudice of the case. This settlement was fully funded and paid by the Company’s insurer.

LG Electronics Litigation

On July 1, 2009, the Company filed suit in the Superior Court of the State of California, County of San Diego (the Superior Court) (Case No. 37-2009-00092797-CU-BT-CTL) against LG Electronics, Inc., LG Electronics USA, Inc., LG Electronics Panama S.A., LG Electronics Inc. Chile LTDA, LG Electronics Guatemala S.A. de C.V. (collectively LG) and DOES 1-10 (and together with LG, the Defendants).  The complaint alleges claims for interference with contractual relations/inducing breach of contract, intentional interference with prospective economic relations, negligent interference with prospective economic relations, breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, fraud, promissory estoppel and violation of California Business and Professions Code §§ 17200, et seq.  The Company is seeking in excess of $5 million in damages    On July 31, 2009, the Defendants removed the case to federal court in San Diego, CA.  The defendants have filed a motion to dismiss based on jurisdictional grounds.  Such motion is currently pending.

We may become involved in certain other legal proceedings and claims which arise in the normal course of business. Other than as described above, as of September 30, 2009, we did not have any significant litigation outstanding.

NOTE 14.  Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses. The book value of all other financial instruments is representative of their fair values.

NOTE 15.  Subsequent Events

Management evaluated all activity through November 16, 2009 (the issue date of the condensed consolidated financial statements) and, except as noted below, concluded that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the Notes to the condensed consolidated financial statements.

Effective October 6, 2009, the Company entered a separation agreement with one of its executives.  Pursuant to the separation agreement, the Company made a lump sum severance payment of $75,000 (less withholdings), and in consideration for such payment, the executive provided a full release of all claims and the executive forfeited 463,500 (vested and unvested) options with a weighted average exercise price of $0.40.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other General Information

This discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and condensed notes thereto and other information included in this report and our Annual Report on Form 10-K for the year ended December 31, 2008 (including our 2008 audited consolidated financial statements and related notes thereto and other information). Our discussion and analysis of financial condition and results of operations are based upon, among other things, our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to, among other things, make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent liabilities as of and at the financial statement date, and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we review our estimates and assumptions. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from these estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations, although they may. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies.”  All references to results of operations in this discussion generally are to results from continuing operations, unless otherwise noted.

We decided during the second quarter of 2008 to discontinue our operations in Mexico and the U.S.  Although we largely completed this process, we continue to implement and record potentially significant adjustments required in the financial statements, which affects certain amounts of our results of operations and the classifications on the balance sheet, statement of operations and statement of cash flows for prior periods, and as of prior dates, as well as our disclosure in this report, including management’s discussion and analysis.  The amounts related to our discontinued operations are now shown separate from our continuing operations in our consolidated financial statements.

Safe Harbor Statement

The matters in this report that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements about future revenues, sales levels, operating income and margins, wireless handset sales, stock-based compensation expense, gain/loss in value of derivatives, cost synergies, operating efficiencies, profitability, market share, and rates of return, are based on current management expectations that involve certain risks and uncertainties.  These risks and uncertainties, in whole or in part, could cause such expectations to fail to be achieved and have a material adverse effect on our business, financial condition and results of operations, and include, without limitation: (1) intense competition internationally, including competition from alternative business models, such as manufacturer-to-carrier sales, which may lead to reduced prices, lower sales, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages; (2) dependency on Latin American sales; (3) extended general economic downturn; (4) inability to secure adequate supply of competitive products on a timely basis and on commercially reasonable terms; (5) foreign exchange rate fluctuations, devaluation of a foreign currency, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, including, without limitation, the imposition, creation, increase or modification of tariffs, taxes, duties, levies and other charges and other related risks of our international operations, such as the pending tax change in Argentina on certain electronics (including cellular phones) which could significantly increase selling prices to our customers and end-users; (6) the ability to attract new sources of profitable business from expansion of products or services or risks associated with entry into new markets, including geographies, products and services; (7) an interruption or failure of our information systems or subversion of access or other system controls may result in a significant loss of business, assets, or competitive information; (8) significant changes in supplier terms and relationships; (9) termination of a supply or services agreement with a major supplier or product supply shortages; (10) continued consolidation in the wireless handset carrier market; (11) loss of business from one or more significant customers; (12) customer and geographical accounts receivable concentration risk and other related risks; (13) rapid product improvement and technological change resulting in inventory obsolescence; (14) terrorist or military actions; (15) the loss of a key executive officer or other key employees; (16) changes in consumer demand for multimedia wireless handset products and features; (17) our failure to adequately adapt to industry changes and to manage potential growth and/or contractions; (18) seasonal buying patterns; (19) uncertain political and economic conditions internationally; (20) the resolution of any litigation for or against us; (21) our ability to successfully introduce and sell our verykool® products and the related inventory risk of such products; and (22) our ability to generate taxable income in future periods in order to utilize and realize any quarterly tax benefits recorded.  Our actual results and condition could differ materially from those anticipated in our forward-looking statements.

We have instituted in the past and continue to institute changes to our strategies, operations and processes to address risks and uncertainties and to mitigate impacts on our results of operations and financial condition. However, no assurances can be given that we will be successful in these efforts. For a further discussion of significant factors to consider concerning InfoSonics, see “Risk Factors” below in this report and “Item 1A. Risk Factors” of InfoSonics’ Annual Report on Form 10-K for the year ended December 31, 2008 and Quarterly Reports on Form 10-Q filed thereafter. In addition, other risks or uncertainties may be detailed from time to time in InfoSonics’ future SEC filings.

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

Management and employees spend a significant amount of time traveling to Latin America and Asia visiting with key customers, suppliers and employees. We believe that these relationships are vital to our success, and we will continue to dedicate a significant amount of time to this area.

Industry Trends and Risks

According to a June 2009 report by Cowen and Company, overall worldwide wireless handset sales increased by approximately 6% in 2008.  However, according to the Cowen report, they are forecasted to decrease in 2009 by 8%, before returning to growth in 2010 and 2011, with growth estimated at 7% and 4%, respectively. A rapid decline in wireless handset sales in the Central and South American markets we serve has negatively impacted and could continue to negatively impact our net sales. Excess supply conditions and the current economic downturn have reduced and may continue to reduce, demand for our products and the market prices of the products we sell.  These reductions affect our ability to generate net sales, margins and gross profit at expected levels and could continue to affect the value of our inventory, as well as customer payment trends. For example, the second half of 2008 and the first quarter of 2009 generally saw a decrease in handset demand globally including our sales regions, and an increase in carrier inventory, which both had a negative impact on our financial results during 2008 and during the first nine months of 2009 created a more difficult sales environment requiring additional operating expenses to help maintain and increase our sales.  We saw these trends begin to ease in the second quarter of 2009 in the regions we serve.   Conversely, should manufacturers be unable to respond to an unanticipated increase in demand on a timely basis, we, along with others in our industry, could experience supply constraints that would affect our ability to deliver products. We are unable to quantify these effects, as it is difficult to predict future supply conditions and demand patterns which affect our ability to meet customer demand or sell handsets at an acceptable gross profit.

During the second half of 2008, and continuing through the period of this report, in particular, our industry has been impacted by the worldwide economic slowdown.  We believe that some of the countries in the regions we operate, particularly in Central America, have close economic relations with the United States, and have been impacted by this economic situation.  We believe this impacted consumer demand for wireless handsets in some of the countries we operate, and therefore our overall operations, including net sales, during the first half of 2009 were adversely impacted.  We began to see a small increase in the demand for handsets in the third quarter of 2009, which positively impacted our net sales for the quarter.  We have also begun to see a decrease in some subsidies offered by operators in the region, which increases the handset price to the consumer, and this is impacting overall handset volumes.  We are also beginning to see more low cost manufacturers gaining traction with entry level products, which is impacting both our OEM and verykool™ sales in the entry level segment.

Company Specific Trends and Risks

Our long-term strategy incorporates overall market growth elements for our business, which we hope will result in future growth as global economic conditions recover. Our verykool® proprietary line of products, for which we had several models selling as of September 30, 2009, continued to show increased orders and sales during the first nine months of 2009 and is expected to become an increasing part of our overall business in the future.

Our verykool® products continue to increase product diversification in Central and South America, which we believe should continue to be beneficial as we move forward and work towards continued profitability.  We have more control over the production and supply of our verykool® line of products than the OEM products we distribute.  On a quarterly year-over-year basis, we were able to increase our gross margins to 6.6% for the quarter ended September 30, 2009, compared to 5.5% for the quarter ended September 30, 2008.  These results were primarily due to product mix shift, including increased sales of higher-margin products (including our verykool® products), better product sourcing for our verykool® line of products and beneficial purchasing opportunities.

Argentina, a country where we sell a significant amount of our products, purportedly passed a new tariff in November 2009 potentially impacting certain imported electronics, including cellular handsets.   At this time we are unaware of the timing and any necessary final approval of this tariff.  However, from the preliminary information we have obtained, this new tariff could impact the pricing at the point of sale in excess of 30%, and could have an impact on the overall consumer demand and the sales volume in Argentina. For the year ended December 31, 2008 and the nine months ended September 30, 2009, sales of our products in Argentina represented approximately 66% and 87%, respectively of our total net sales.  We are unable to assess when or if this tariff will be finally implemented, and if implemented, what specific impact it could have on our business and prospects in Argentina.  However, if implemented, a significant increase in importation tariffs could have a material adverse impact on our sales and prospects for our products in Argentina.

Recent Events

Effective October 6, 2009, we entered a separation agreement with one of our executives.  Pursuant to the separation agreement, we made a lump sum payment of $75,000 (less withholdings), and in consideration for such payment, the executive provided a full release of all claims and the executive forfeited 463,500 (vested and unvested) options, with a weighted average exercise price of $0.40.

Results of Operations

Three months ended September 30, 2009 compared with three months ended September 30, 2008

Net Sales

For the three months ended September 30, 2009, our net sales from continuing operations of $65.3 million increased 23% compared to our net sales from continuing operations of $52.9 million for the same period last year.  The average selling price of wireless handsets sold in the three months ended September 30, 2009 increased 18%, as compared to the same period last year, due primarily to increased volume of higher-priced handsets, including some of our verykool® and OEM products.  This increase was in conjunction with a 10% increase in overall wireless handset sales volume.  The geographic mix of net sales shifted slightly in the three months ended September 30, 2009 as sales in South America were more than 89% of net sales, as compared to 83% of net sales for the same period last year.  Sales in Central America decreased to 11% of total net sales in the three months ended September 30, 2009 as compared to 17% for the same period last year.  Sales in Central America increased sequentially to 11% of total net sales in the three months ended September 30, 2009, as compared to 9% in the prior quarter.  These regional shifts in net sales resulted from the factors discussed below.

	For the Three Months Ended September 30,
	2009	2008
	(Dollar amounts in thousands) (unaudited)
Net sales	$65,262	$52,884
Units sold, increase (decrease) over prior year	10%	(22)%
Average selling price, increase over prior year	18%	2%

Net Sales by Geographic Region

In South and Central America, we have continued to work to expand our customer base as well as our geographic presence by seeking additional customers and further business with existing customers for both our OEM and proprietary verykool® products.  In South America, net sales were $58.3 million for the three months ended September 30, 2009, a 32% increase from the same period last year.  This increase was primarily due to increased sales in existing countries where we sell products, primarily Argentina.  In Central America, net sales decreased 21% to $7.0 million for the three months ended September 30, 2009, which was primarily due to the continuing low demand during the quarter, which we believe was related to the worldwide and regional economic downturn.  Despite the year-over-year declines, we have seen sequential quarterly improvement in Central America since the first quarter of 2009.  The third quarter of 2009 increased 24% over the second quarter of 2009, and 124% over the first quarter of 2009.

	For the Three Months Ended September 30,		Increase
	2009	2008	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Central America	$6,975	$8,826	(21)%
South America	58,287	44,058	32%
Total	$65,262	$52,884	23%

Cost of Sales, Gross Profit and Gross Margin

For the three months ended September 30, 2009, cost of sales was $60.9 million, or 93.4% of net sales, and gross margin was 6.6%, as compared with $50.0 million, or 94.5% of net sales, and gross margin at 5.5% for the same period last year. The increase in our cost of sales and increase in gross margin were due to product mix shift, including increased sales of higher-margin products (including our verykool® products), better product sourcing for our verykool® line of products and beneficial purchasing opportunities.

For the three months ended September 30, 2009, our gross profit increased 49% to $4.3 million from $2.9 million for the same period last year. This increase in gross profit was primarily the result of the increased net sales and of the factors which increased our gross margin as described above.

	For the Three months Ended September 30,
	2009	2008	Increase
	(Dollar amounts in thousands) (unaudited)
Net sales	$65,262	$52,884	23%
Cost of sales	60,928	49,982	22%
Gross profit	$4,334	$2,902	49%
Gross margin	6.6%	5.5%	20%

Operating Expense and Operating Income (Loss) from Continuing Operations

For the three months ended September 30, 2009, operating expense increased 25%, as compared with the same period last year.  As a percentage of net sales, operating expense increased slightly to 6.2% in the three months ended September 30, 2009, as compared with 6.1% for the same period last year.  The increase in operating expense was related to the opening of a new market in South America and other support required in additional markets due to the global and regional economic downturn.  However, management took action to reduce fixed operational costs to match current market conditions.  Management continues to review expenses in an effort to better match the operational costs with the future business opportunities, by shifting expenses from a fixed to a variable component.   We believe such measures will assist us as we strive to maintain profitability in the current volatile market.

Operating Expense

	For the Three Months Ended September 30,
	2009	2008	Increase
	(Dollar amounts in thousands) (unaudited)
Net sales	$65,262	$52,884	23%
Operating expense	$4,023	$3,211	25%
Percentage of net sales	6.2%	6.1%	2%

For the three months ended September 30, 2009, our operating income from continuing operations was $311,000, as compared with operating loss from continuing operations of $309,000 for the same period last year. As a percentage of net sales, operating income from continuing operations was 0.5% for the three months ended September 30, 2009, compared to a loss of 0.6% for the same period last year. The increase in operating income from continuing operations was a result of the increase in gross margin and gross profit due to the factors discussed above.

Operating Income (Loss) from Continuing Operations

	For the Three Months Ended September 30,
	2009	2008	Increase
	(Dollar amounts in thousands) (unaudited)
Net sales	$65,262	$52,884	23%
Operating income (loss) from continuing operations	$311	$(309)	201%
Percentage of net sales	0.5%	(0.6)%	n/m

Other Income (Expense)

For the three months ended September 30, 2009, we incurred $80,000 of interest expense, compared with $34,000 for the same period last year.  This is primarily due to a higher average outstanding balance on our line of credit, resulting from, among other things, increased sales and increased accounts receivable levels as compared to the same period in the prior year.  We expect to continue to regularly utilize amounts on our revolving line of credit, which will impact our interest expense in future periods depending on applicable interest rates and outstanding balances, among other things.

During the three months ended September 30, 2008, we settled an outstanding claim against a former service provider in which we received a gross amount of $655,000, of which $87,000 represented reimbursement for legal fees, and also had a gain of $85,000 related to revenue sharing negotiations and an insurance settlement.

	For the Three Months Ended September 30,		Increase
	2009	2008	(Decrease)
	(Dollar amounts in thousands)
	(unaudited)
Other Income	$7	$653	(99)%
Interest income (expense)	(80)	(34)	(135)%
Total other income (expense)	$(73)	$619	(112)%

Income (Loss) from Continuing Operations (before provision for income taxes)

During the three months ended September 30, 2009, our net income from continuing operations before income taxes was $238,000, as compared to income of $310,000 for the same period last year.  This net income from continuing operations was primarily due to the increased gross margin and gross profit discussed above.

Loss from Discontinued Operations (net of tax)

During the three months ended June 30, 2008, we assessed opportunities in the United States and Mexico, and began to implement actions necessary to close sales operations in both of those countries, which actions, although largely complete we continued to execute in the third quarter of 2009.  For the three months ended September 30, 2009, we incurred a loss from discontinued operations of $47,000, as compared to a loss of $81,000 from discontinued operations for the same period last year.  The loss from discontinued operations resulted as we continued to wind down our business in the United States and Mexico. As of September 30, 2009, our plans for the discontinued operations were substantially complete.  However, we expect to continue to record adjustments and expenses through the discontinued operations, as necessary.  One or more of these adjustments could be potentially significant.

Net Income (Loss)

During the three months ended September 30, 2009, our net income was $185,000, $0.01 per diluted share as compared to net income of $101,000, $0.01 per diluted share for the same period last year.  Our net income resulted primarily from our increased gross margin and gross profit, which was offset by the increased operating expenses as discussed above.

Nine months ended September 30, 2009 Compared with nine months ended September 30, 2008

Net Sales

For the nine months ended September 30, 2009, our net sales from continuing operations of $169.6 million decreased 6% compared to our net sales from continuing operations of $179.9 million for the same period last year.  The average selling price of wireless handsets sold in the nine months ended September 30, 2009 increased 15%, as compared to the same period last year, due primarily to increased volume of higher-priced handsets, including some of our verykool® and OEM products.  This increase was offset by a 14% decrease in overall wireless handset sales volume, primarily due to the impact of the economic slowdown in the markets we serve during the second half of 2008 and the first six months of 2009.  The geographic mix of net sales shifted in the nine months ended September 30, 2009 as sales in South America increased to approximately 91% of net sales, as compared to approximately 76% of net sales for the same period last year.  Sales in Central America decreased to approximately 9% of total net sales in the nine months ended September 30, 2009, as compared to approximately 24% for the same period last year.  These regional shifts in net sales were the result of the factors discussed both above and below.

	For the Nine Months Ended September 30,
	2009	2008
	(Dollar amounts in thousands) (unaudited)
Net sales	$169,593	$179,857
Units sold, increase (decrease) over prior year	(13)%	12%
Average selling price, increase (decrease) over prior year	15%	(2)%

Net Sales by Geographic Region

In South and Central America, we have continued to work to expand our customer base as well as our geographic presence by seeking additional customers and increased penetration with existing customers for both our OEM and proprietary verykool®  products.  In South America, net sales were $153.9 million for the nine months ended September 30, 2009, a 13% increase from the same period last year.  This increase was primarily due to increased sales in existing countries where we sell products, primarily Argentina.  In Central America, net sales decreased 64% to $15.7 million for the nine months ended September 30, 2009, which was primarily due to the continuing low demand during the period, which we believe was related to the worldwide and regional economic downturn.  Despite the year-over-year declines we have seen sequential quarterly improvement in Central America since the first quarter of 2009.

	For the Nine Months Ended September 30,		Increase
	2009	2008	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Central America	$15,713	$43,520	(64)%
South America	153,880	136,337	13%
Total	$169,593	$179,857	(6)%

Cost of Sales, Gross Profit and Gross Margin

For the nine months ended September 30, 2009, cost of sales was $157.8 million, or 93.1% of net sales, and gross margin was 6.9%, as compared with $170.1 million, or 94.6% of net sales, and gross margin of 5.4% for the same period last year. The decrease in our cost of sales and increase in gross margin were due to product mix shift, including increased sales of higher-margin products (including our verykool® products), better product sourcing for our verykool® line of products and beneficial purchasing opportunities.

For the nine months ended September 30, 2009, our gross profit increased 21% to $11.8 million from $9.7 million for the same period last year. This increase in gross profit was primarily the result of our increased gross margin as described above.

	For the Nine Months Ended September 30,		Increase
	2009	2008	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$169,593	$179,857	(6)%
Cost of sales	157,832	170,141	(7)%
Gross profit	$11,761	$9,716	21%
Gross margin	6.9%	5.4%	28%

Operating Expense and Operating Income (Loss) from Continuing Operations

For the nine months ended September 30, 2009, operating expense increased 3%, as compared with the same period last year.  As a percentage of net sales, operating expense increased to 6.2% in the nine months ended September 30, 2009, as compared with 5.6% for the same period last year.  The increase in operating expense as a percentage of net sales was primarily due to the decrease in total net sales, as well as increased variable operating expenses related to in-country brand efforts.  However, management took action to reduce overall fixed operational costs to match current market conditions, by moving some fixed expenses to be variable, including a realignment of sales and marketing expenses.  Management continues to review expenses in an effort to better match the operational costs with the future business opportunities.   We believe such measures will assist us as we strive to maintain profitability in the current volatile market.

For the nine months ended September 30, 2009, our operating income from continuing operations was $1.3 million, as compared with operating loss from continuing operations of $412,000 for the same period last year. As a percentage of net sales, operating income from continuing operations was 0.8% for the nine months ended September 30, 2009, compared to an operating loss from continuing operations of 0.2% for the same period last year. The increase in operating income from continuing operations was a result of the increase in gross margin and gross profit as well as the factors discussed above.

Operating Expense

	For the Nine Months Ended September 30,		Increase
	2009	2008	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$169,593	$179,857	(6)%
Operating expense	$10,459	$10,128	3%
Percentage of net sales	6.2%	5.6%	11%

Operating Income (Loss) from Continuing Operations

	For the Nine Months Ended September 30,		Increase
	2009	2008	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Net sales	$169,593	$179,857	(6)%
Operating income (loss) from continuing operations	$1,302	$(412)	416%
Percentage of net sales	0.8%	(0.2)%	n/m

Other Income (Expense)

During the nine months ended September 30, 2009, we incurred $217,000 of interest expense, compared to $477,000 for the same period last year, primarily due to a lower average outstanding balance on our line of credit, resulting from, among other things, lower inventory levels as compared to the same period in the prior year, offset by increased levels of accounts receivable in the current period.  We expect to continue to regularly utilize amounts on our revolving line of credit, which will impact our interest expense in future periods depending on applicable interest rates and outstanding balances, among other things.

	For the Nine Months Ended September 30,		Increase
	2009	2008	(Decrease)
	(Dollar amounts in thousands)
	(unaudited)
Other Income	$8	$583	(99)%
Interest expense	(217)	(477)	(55)%
Total other income (expense)	$(209)	$106	(297)%

Income (Loss) from Continuing Operations (before provision for income taxes)

During the nine months ended September 30, 2009, our net income from continuing operations before income taxes was $1.1 million, as compared to a loss of $306,000 for the same period last year.  This net income from continuing operations was primarily due to the increased gross margin and other factors as discussed above.

Loss from Discontinued Operations (net of tax)

During the three months ended June 30, 2008, we assessed opportunities in the United States and Mexico, and began to implement actions necessary to close sales operations in both of those countries, which actions, although largely complete we continued to execute in the first nine months of 2009.  For the nine months ended September 30, 2009, we incurred a loss from discontinued operations of approximately $406,000, as compared to a loss of $2.2 million from discontinued operations for the same period last year.  The loss from discontinued operations resulted as we continued to wind down our business in the United States and Mexico. As of September 30, 2009, our plans for the discontinued operations were substantially complete.  However, we expect to continue to record adjustments and expenses through the discontinued operations, as necessary.  One or more of these adjustments could be potentially significant.

Net Income (Loss)

During the nine months ended September 30, 2009, our net income was $663,000, as compared to a loss of $2.5 million for the same period last year.  Our net income from continuing operations resulted primarily from our increased gross margin and gross profit discussed above.

Financial Condition, Liquidity and Capital Resources

We generally use cash from our sale of products, lines of credit (bank and vendor) and the sale of securities and exercise of stock options (from time to time) to provide the capital needed to support our business.  As of September 30, 2009, we did not have any material commitments for capital expenditures.  We believe that we have sufficient liquidity (cash and available borrowings) to continue our operations for the next 12 months.

Cash Used in Operating Activities

At September 30, 2009, we had $14.7 million in cash, a decrease of $10.0 million from December 31, 2008, and we had $30.1 million outstanding under our bank line of credit, an increase of $15.8 million from December 31, 2008.  During the nine months ended September 30, 2009, we used cash and continued to leverage our bank line of credit to fund our operations.  The increase in our use of the bank line of credit was directly related to the significantly increased levels of accounts receivable and our taking advantage of beneficial purchasing terms during the nine months ended September 30, 2009.   The net cash used in operating activities was $25.2 million for the nine months ended September 30, 2009 compared to net cash provided from operating activities of $2.4 million for the same period last year.  The change resulted primarily from significantly increased accounts receivable and decreased other receivables and decreased inventory.  Trade accounts receivable increased by $32.1 million and other receivables decreased by $3.6 million from December 31, 2008.  The increase in accounts receivable was primarily due to the sales activity towards the later part of the period and the standard payment terms of sales we provide our customers.  The decrease in other receivables was due to the settlement of our class action and derivative lawsuits, which were paid by our insurance carrier.  Inventory decreased by $0.6 million and prepaids increased by $0.3 million from December 31, 2008.  Accounts payable at September 30, 2009 decreased $0.2 million, compared to December 31, 2008, primarily due to our taking advantage of beneficial purchasing terms offered by other vendors and partners in the ordinary course during the period. Accrued expenses at September 30, 2009 increased $1.9 million compared to December 31, 2008, primarily the result of amounts due to partners in South America.

Days of Sales Outstanding

Days of sales outstanding (the average number of days it takes to collect revenue after a sale is made) at September 30, 2009 was 63 days, compared with 56 days at December 31, 2008.  This increase was due to several customers making payments shortly after the close of the third quarter of 2009, as more than 80% of our accounts receivable at September 30, 2009 were still within current terms provided to our customers.  Normal payment terms require our customers to pay on a net 30-day or net 60-day basis depending on the customer. We are constantly working with our customers to reduce our days of sales outstanding. The extension of net 60-day terms to some customers is necessary to remain competitive in the regions we currently operate. In an effort to obtain new customers and penetrate new markets, we may offer terms beyond our normal terms.

Cash Used in Investing Activities

The net cash used in investing activities was $137,000 for the nine months ended September 30, 2009, compared to net cash used of $67,000 for the same period last year. This use of cash continued to be primarily the result of our investment related to geographic expansion and tooling and molds for our proprietary verykool® products.

Cash Provided by Financing Activities

The net cash provided by financing activities for the nine months ended September 30, 2009 of $15.3 million was primarily the result of borrowings on our bank line of credit, which was partially offset by the net repurchase of $483,000 of outstanding common stock.  The net cash used in financing activities for the nine months ended September 30, 2008 of $12.8 million was primarily used to make payments on our line of credit, which was partially offset by cash received from the exercise of stock options.

Working Capital

Our net working capital at September 30, 2009 was $25.9 million, as compared with $25.6 million at December 31, 2008. This slight increase was primarily due to the significant increase in accounts receivable and the increase in accrued expenses offset by a decrease in cash and cash equivalents and an increase in amounts drawn on our line of credit.

Borrowings

On April 30, 2008, we entered into a Loan, Security and Bulk Purchase Agreement and a Letter of Credit and Security Agreement (collectively, the “Agreement”) with Wells Fargo Century, Inc. (the Lender), replacing the then existing asset-based secured credit facility with Wells Fargo HSBC Trade Bank, N.A.  Pursuant to the Agreement, the Lender may advance up to $45,000,000 to us based on the expected collections of eligible receivables as well as value of our eligible inventory determined in accordance with the Agreement.  The outstanding advances may not exceed the lesser of (i) $45,000,000 or (ii) the sum of the value of the eligible receivables and eligible inventory multiplied by their respective advance rates as set forth in the Agreement.  At September 30, 2009, the majority of our debt was based on foreign accounts receivable, a majority of which is insured.  This credit facility has a two-year term ending April 2010 and is secured by all of our assets. The interest rate for each borrowing under the credit facility is, at our option, either the Wells Fargo Bank N.A. prime rate minus 0.50% (3.25% less 0.50%  at September 30, 2009) or the LIBOR rate plus 2.00% (0.298% plus 2.00% at September 30, 2009).  At September 30, 2009, the amount drawn against the Lender line of credit was $30,066,060 of the total amount available at September 30, 2009 of $41,156,101.  As of September 30, 2009, we were in compliance with the covenants of the credit facility.

At December 31, 2008, the amount drawn against the Lender line of credit was $14.3 million.  Credit lines have been an important part of operating and growing our business, and market changes affecting accounts receivable have, and will in the future, diminish or increase the borrowing base of available funds under our current credit line. At September 30, 2009 and December 31, 2008, advances were at 73% and 96% of the available borrowing base.

We have no other notes payable.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our outstanding revolving line of credit. At September 30, 2009, we had $30,066,060 outstanding under our line of credit, which could be affected by changes in short-term interest rates. Under our current credit facility, the interest rate for funds borrowed is, at our option, of the Wells Fargo prime rate minus 0.5% (3.25% minus 0.5% at September 30, 2009) or the LIBOR rate plus 2.00% (0.298% plus 2.00% at September 30, 2009). For every 1% increase in Wells Fargo’s prime rate or the LIBOR rate, our interest expense would increase by $300,660 annually assuming $30,066,060 remained outstanding for the entire year.

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

Market Risk

Almost all portions of our revenue and expenses are transacted in markets outside the United States.  However, all sales transactions and accounts receivable are denominated in U.S. dollars. As a result of our international sales (at this time, Latin America), our future operating results could be adversely affected by a variety of factors, including changes in specific countries’ political, economic or regulatory conditions, and trade protection measures.  Our market risk management includes an accounts receivable insurance policy for our sales.  However, there can be no assurance that our insurance policy will substantially offset the impact of fluctuations in currency exchange rates, political, economic or regulatory conditions on our results of operations and financial position. We do not believe that foreign currency fluctuations had a material impact on our financial results during the three and nine months ended September 30, 2009.   See “Consolidated Statements of Comprehensive Operations” in our financial statements included in this report.

Item 4T. Controls and Procedures

Disclosure Controls

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report pursuant to Exchange Act Rule 13a-15(b).  Based on the evaluation, the Chief Executive Officer and President and the Chief Financial Officer concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our third fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

LG Electronics Litigation

On July 1, 2009, the Company filed suit in the Superior Court of the State of California, County of San Diego (the Superior Court) (Case No. 37-2009-00092797-CU-BT-CTL) against LG Electronics, Inc., LG Electronics USA, Inc., LG Electronics Panama S.A., LG Electronics Inc. Chile LTDA, LG Electronics Guatemala S.A. de C.V. (collectively LG) and DOES 1-10 (and together with LG, the Defendants).  The complaint alleges claims for interference with contractual relations/inducing breach of contract, intentional interference with prospective economic relations, negligent interference with prospective economic relations, breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, fraud, promissory estoppel and violation of California Business and Professions Code §§ 17200, et seq.    The Company is seeking in excess of $5 million in damages.  On July 31, 2009, the Defendants removed the case to federal court in San Diego, CA.  The defendants have filed a motion to dismiss based on jurisdictional grounds.  Such motion is currently pending.

We may become involved in certain other legal proceedings and claims which arise in the normal course of business. Other than as described above, as of September 30, 2009, we did not have any significant litigation outstanding.

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

Despite being profitable in the first three quarters of 2009, we have recently experienced net losses and net losses may reoccur in the near future. If we operate at a loss, our business may not be financially viable.

Although we had net income for the first three quarters of 2009, we experienced losses and negative cash flows for the year ended 2008.  As of September 30, 2009, we had working capital of $25.9 million.  Given the economic slowdown and contraction in the wider markets, including the Central and South American markets that we serve and generally globally, we cannot adequately evaluate the financial viability of our business or our long-term prospects.

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

As of September 30, 2009, we had outstanding debt in the amount of $30.1 million under a receivables-based credit facility. Under this credit facility, which expires in April 2010, Wells Fargo Century, Inc. may advance us up to $45,000,000 based on the expected collections of eligible receivables as well as the value of our eligible inventory as determined in accordance with the terms of the facility. Any significant decrease in our level of eligible accounts receivable or inventory will reduce our ability to borrow additional funds under the credit facility and may affect our ability to adequately finance our operations and expansion strategies. Further, if we violate our loan covenants, default on our obligations or become subject to a change of control, our indebtedness would become immediately due and payable. In addition, the terms of our credit facility restrict us from incurring certain additional indebtedness, which could limit our ability to expand our operations. Some of our loan covenants subject us to, among other things, limits on our ability to sell certain assets and make certain payments, including, but not limited to, dividends, repurchases of common stock and other payments outside the normal course of business, as well as prohibits us regarding merging or consolidating with another corporation or selling all or substantially all of our assets.  As of September 30, 2009, the Company was in compliance with the covenants of the credit facility.  If any of these adverse events occur or we are unable to renew our new credit facility or enter into an adequate credit relationship as needed, our business’ financial condition or operating results could be negatively affected.

We buy a significant amount of our products from a limited number of suppliers, who may not provide us with competitive products at reasonable prices when we need them in the future.

We purchase wireless handsets and accessories principally from wireless communications OEMs and distributors. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing and other terms, as well as on these suppliers’ quality products and services and financial stability. For the period ended September 30, 2009, one vendor, Samsung Electronics de Amazonia, S.A., accounted for 84%, of our total cost of sales.  We currently have one exclusive and several non-exclusive agreements with our principal suppliers, which can be terminated on short notice and provide for certain territorial restrictions. Our suppliers may not offer us competitive products on favorable terms or with timely delivery. In addition, new products from other manufacturers could impact the demand for products from manufacturers we represent. From time to time, we have been unable to obtain sufficient product supplies. Any failure or delay by our suppliers, particularly our one primary vendor, in supplying us with products on favorable terms may severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if these suppliers are unable to fulfill our product needs, or if any principal supplier imposes substantial price increases and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations and financial condition.

The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers will have a negative impact upon our revenues and could cause our stock price to decline.

Our three largest customers  in the three months ended September 30, 2009 represented 32%, 28% and 13% of our net sales during that period.  These customers are carriers in South America. The markets we serve are subject to significant price competition. Additionally, our customers are not contractually obligated to purchase products from us. For these and other reasons, such as competitive pricing and competitive pressures, customers may seek to obtain products or services from us at lower prices than we have been able to obtain from these customers in the past. This could occur, for example, in the case of a customer purchasing large quantities of a product from us, who then terminates this relationship because the customer can obtain a lower price by buying directly from the manufacturer or other supplier. The loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity. In addition, we have experienced losses of certain customer bases through industry consolidation and in the ordinary course of business.  Overall, there can be no assurance that any of our customers will continue to purchase products or services from us or that their purchases will be at the same or greater levels than in prior periods, with any such customer decisions having the potential to adversely affect our business operations and profitability.

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

A recently passed Argentina tariff may substantially increase the cost at the point of sale for certain imported electronics, including the products we sell, and this which could have an adverse impact on our sales in Argentina.

Argentina, a country where we sell a significant amount of our products, purportedly passed a new tariff in November 2009 potentially impacting certain imported electronics, including cellular handsets.   At this time we are unaware of the timing and any necessary final approval of this tariff.  However, from the preliminary information we have obtained, this new tariff could impact the pricing at the point of sale in excess of 30%, and could have an impact on the overall consumer demand and the sales volume in Argentina.  For the year ended December 31, 2008 and the nine months ended September 30, 2009, sales of our products in Argentina represented approximately 66% and 87%, respectively of our total net sales.  We are unable to assess when or if this tariff will be finally implemented, and if implemented, what specific impact it could have on our business and prospects in Argentina.  However, if implemented, a significant increase in importation tariffs could have a material adverse impact on our sales and prospects for our products in Argentina.

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

Between January 1, 2008 and November 12, 2009, our common stock share price fluctuated between $0.10 and $2.51 per share, and on November 12, 2009 it closed at $1.03.  On July 10, 2008, we received a letter from the Listing Qualifications Department of The NASDAQ Stock Market indicating that for the then-last 30 consecutive trading days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Stock Market under Nasdaq Marketplace Rule 4450(a)(5).  However, on July 7, 2009, we received a letter from The NASDAQ Stock Market indicating that we had regained compliance with the $1.00 minimum bid price requirement under Listing Rule 5450(a)(1)(formerly Marketplace Rule 4450(a)(5)) and the matter noted in the July 10, 2008 letter was closed.  If in the future we fail to comply with the continued listing standards of The NASDAQ Global Market, including the minimum bid price requirement, our common stock would be delisted from that market.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
10.1	Agreement and General Release of Claims, dated October 6, 2009, by and among Abraham Rosler, the Abraham Rosler Family Trust and InfoSonics Corporation (1).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (+).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (+).
32.1	Section 1350 Certification of Chief Executive Officer (+).
32.2	Section 1350 Certification of Chief Financial Officer (+).

(1)   Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32217), filed on October 8, 2009.

(+)   Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfoSonics Corporation

Date:	November 16, 2009	By:	/s/ Joseph Ram
Joseph Ram
Chief Executive Officer and President

Date:	November 16, 2009	By:	/s/ Jeffrey Klausner
Jeffrey Klausner
Chief Financial Officer