Form 10-K
period 2009-12-31
INFOSONICS CORP
filed 2010-03-31
CIK 1274032

Use these links to rapidly review the document

TABLE OF CONTENTS2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

         The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant's most recently completed second fiscal quarter was $15,480,133. This calculation is based upon the closing price of $1.76 of the stock on June 30, 2009 as reported by The NASDAQ Global Market. Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant's common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

         As of March 19, 2010, there were approximately 14,184,146 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Company's 2010 Annual Meeting of Shareholders to be held on June 14, 2010.

InfoSonics Corporation
Form 10-K for the Year Ended December 31, 2009
INDEX

PART I

Item 1.    Business

Company Overview

        We are one of the premier distributors and providers of wireless handsets and accessories in Central and South America. We provide end-to-end handset and wireless terminal solutions for carriers in those markets. We distribute products of original equipment manufacturers (OEMs), including Samsung and others. We are also involved in the designing, sourcing and distributing of a proprietary line of products under our own verykool® brand, which includes entry-level, mid-tier and high-end products.

        Our corporate headquarters is in San Diego, California. From our sales facility in Miami, Florida, we operate a warehouse and distribution center for our customers. We have wholly owned subsidiaries in Central and South America, which conduct some of our business activities in their respective regions and subsidiaries in Asia intended to assist in design and manufacturing oversight of our proprietary products.

        Our distribution and solution services include product testing, approval and certification, warehousing, logistics services (packing, shipping and delivery), marketing campaigns, warranty services and end-user support. These services are provided for OEMs and our verykool®-branded wireless handsets and accessories, in order to facilitate sales to network carriers, agents, resellers, distributors, independent dealers and retailers. In addition, for our verykool®-branded products, we design, test and contract with manufacturers to build these products.

        During 2008, we were impacted by the worldwide economic downturn, especially in our Central American region in the second half of the year. For 2008, our annual unit volume decreased 2% and our average price per unit remained relatively unchanged. Although we began to see a small increase in the demand for handsets in the third quarter of 2009, our annual unit volume decreased 1.2% relative to 2008. Our average selling price, however, increased by 13.4% in 2009. We believe that we have established positive relations with many carriers in both Central and South America, which could assist us as the overall global economy recovers and we continue to develop our proprietary line of verykool ® wireless handsets and accessories that we first introduced in 2006. However, a recently enacted tariff on certain electronic devices, including wireless handsets, in our largest market of Argentina, will have a material adverse impact on our sales, results of operations and prospects for a return to profitability in the near future. We are currently evaluating the impact of the tariff on our overall business prospects and developing a strategy for addressing the expected significant sales decrease in Argentina.

        Prior to 2008, we also distributed wireless headsets and accessories in the United States and Mexico. However, beginning in the second quarter of 2008, we began implementing actions necessary to close sales operations in the United States and Mexico. Such closures were substantially completed by the end of 2009.

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

Overview of Wireless Telecommunications Industry

        Rapid technical developments over the last several years within the wireless telecommunications industry have allowed wireless subscribers to talk, send and receive text messages, send and receive e-mails, capture and transmit digital images, send and receive multimedia messages, play games, listen to music, watch visual content and browse the Internet using all-in-one wireless handsets. Wireless handsets, accessories and services also are being used around the world to provide monitoring, point-of-sale transaction processing, inter-device communications, local area networks, location monitoring, sales force automation, and customer relationship management. While demand is in the early stages for some of these more advanced services and accessories in the markets we serve, and as this demand further develops and the economy improves over time, we believe end-users will want to take advantage of new services and will desire handsets with updated technology. We believe consumer adoption of these advances and new services, together with an improving economy, could increase the rate of handset replacement to pre-2008 levels, leading to increased handset and accessories sales. As these new services and the respective handsets become more readily available for the markets we serve and are in more demand by end-users, we expect to continue distributing the handsets and accessories, including those with these advanced services, in the same manner that we currently distribute existing products.

        In addition to our current distribution services, for some customers we engage in technical and other high-level product customization services. We believe these customization upgrades and services will enable us to continue to offer innovative new products to current and new customers in the geographic regions in which we operate.

Market Trends and Factors

        Recent trends in the wireless telecommunications include:

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

        We believe the following factors have the most significant influence on the wireless telecommunications industry and market, particularly the element most critical to our business, handset sales.

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

        New Activations.    The mobile handset penetration rate of the populations in the regions where we sell handsets varies greatly. Some countries are as low as 45% penetration and the highest has 95% penetration. New activations increase handset sales.

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

        Industry Consolidation.    Merger and acquisition activity within the carrier community has been driven by improved economies of scale, the opportunity to expand national or multi-national service areas, and efforts to increase revenue and profitability through additional service offerings. Since handsets can be "locked" to a specific carrier, new handsets may be required by carriers' customers as the carriers consolidate their respective subscribers and networks. However, consolidation of carriers generally decreases our existing and potential customer base. Significant consolidation of carriers in the United States was a factor behind our decision to exit that market in 2008.

Our Strategy

        Our strategy is to maintain and grow our unit volumes in the wireless handset industry by:

  •
  leveraging our existing infrastructure to increase sales in Central and South America;

  •
  establishing, introducing and marketing new models of our proprietary verykool® products;

  •
  providing outsourced supply-chain services;

  •
  further penetrating the markets in which we currently sell wireless handsets and accessories with the verykool brand;

  •
  expanding geographically;

  •
  increasing margins by maintaining and improving operating efficiencies; and

  •
  creating partnerships or making acquisitions that allow us to utilize our existing relationships as well as expand our design and manufacturing capabilities, customer base and product offerings.

Leverage Infrastructure and Increase Sales.

        Our operations in Miami, Florida, include our distribution center and warehouse, as well as sales representation for Central and South America. We also use contractors within Central and South America to serve our existing and potential customers. We believe that the geographic diversity of this existing infrastructure, together with our established relationships with manufacturers and carriers, enables us to increase our sales with relatively low additional cost. In addition, we have customized and continue to enhance a licensed software package for an information and customer management system that allows our employees to track customer order status from purchase order to delivery. This scalable system also enables tracking and identification of customer and geographic trends, in addition to providing management with real-time information on each individual order. We also use this system to analyze and track our relationships with manufacturers and other suppliers so that we can compare our purchasing trends with the overall market. We will continue to make investments in our products and infrastructure to continually enhance our abilities to serve our customers, increase operational efficiencies and increase sales.

Develop Our verykool® Products.

        During 2006, we created a marketing campaign entitled "verykool®", and the reception of that concept prompted us to launch our proprietary line of products under the verykool® brand. At the end of 2009, we had six verykool® products shipping in Central and South America. We have trademarked verykool® in several Central and South American countries. We believe that owning our proprietary line of products could enable us to penetrate existing and new markets and increase our gross margins and operating margins in the long term.

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

Market Penetration.

        We intend to further penetrate our existing Central and South American markets. Utilizing our relationships with manufacturers and knowledge of these markets, we believe we can increase sales profitably by focusing on the Latin American countries where we already have sales, subject to overall economic and regulatory conditions.

Geographic Expansion.

        We expanded geographically into new countries in Central and South America in 2008, and during 2009 we continued to solidify relations with our customers in those countries utilizing in-country representatives, including sales, marketing and point-of-sales support. As we continue to focus on Central and South America, we may add appropriate sales, operational or warehouse locations in Central and South America to serve our customers in the region. These activities are intended to provide us the ability to expand our geographic presence, increase our customer base, improve our product portfolio, and add new capabilities and service offerings. We have established subsidiaries in Central and South America and in 2005 acquired a company doing business in Argentina.

Maintain and Improve Operating Efficiencies.

        We constantly monitor our operations to improve our cost structure and productivity and to increase profitability. We continuously look to more effectively monitor returns on invested capital, obtain better purchase terms, utilize our limited capital resources, implement workforce management programs, and centralize back-office operations. For example, during 2008, we shifted some fixed costs to variable, such as replacing employees with contractors, in an attempt to match market conditions and potential opportunities. Further, we discontinued our U.S. sales operations and our Mexico sales and warehousing operations after determining to focus on more profitable market opportunities.

Strategic Relationships and Acquisitions.

        Our business yields significant benefits from strategic relationships, which we develop based on both existing customers and markets, as well as meeting new potential partners and exploring regions currently outside of our scope of operations. For example, a significant portion of our business is based on relationships with original equipment manufacturers, and we seek to develop distribution relationships with other OEMs as well. We believe that by continuing to develop our existing relationships, and expanding them opportunistically as appropriate, such as by acquisition, we can offer the most innovative product lines, brands and technologies within the markets we serve.

Products and Services

Sources of Sales.

        We generate revenues by distributing and selling wireless handsets and accessories in Central and South America. An integral part of our sales are the distribution services and solutions we provide to carriers. As a part of our distribution activities, when requested by our customers we perform value-added services that are included in our product price. These services include, but are not limited to, programming, locking, software loading, packaging, and quality assurance testing. We carry higher levels of inventory when we are preparing to enter a new market. In addition, as the manufacturer of the verykool® line of products, we carry higher levels of verykool® product inventory to meet sales needs.

Customers/Principal Markets/Methods of Distribution.

        Our current Central and South American customers include carriers, agents, resellers, distributors and retailers. The principal markets for our distribution products and services are our current distribution customer bases as well as carriers within the regions we operate. During 2009, we provided products and services to approximately 70 customers. Our three largest customers in fiscal 2009 represented 28%, 28% and 18% of our net sales, respectively. All three of these customers are carriers in South America. In 2010, a customer accounting for 28%, has begun significantly reducing its purchases from us as a result of the newly enacted Argentina tariff on wireless handsets, among other electronic devices. Additional Argentina customers are expected to decrease or eliminate their purchases of imported wireless handsets in the coming fiscal quarters. We sell our products pursuant to customer purchase orders and ship products by common carrier based on customer-specified delivery dates.

Information Systems

        Our information system, which is based upon licensed software, has been, and continues to be, customized by our management to meet the specific needs of our business. The system allows management to access and have control over information related to our business, including customer relationship management, intelligent purchasing, inventory control, inventory flow, back orders, line-item margin control for orders, and weighted-average cost and statistical data for products, customers and suppliers. We believe that our information systems have allowed us to provide better service to customers, which leads to increased customer satisfaction, customer retention and future sales.

Vendors

        We have established key relationships with several leading manufacturers of wireless telecommunications equipment. In 2009, we purchased inventory from more than 10 wireless mobile device and accessory manufacturers and other suppliers. Certain of our suppliers, depending on various factors such as manufacturer promotion, product introduction, and sales volume, among others, may provide favorable purchasing terms to us, including price protection, cooperative advertising, volume incentive rebates, stock balancing and marketing allowances. Some of these terms are provided for in our contracts, whereas others are offered from time to time at the manufacturer's discretion. Product manufacturers typically provide limited warranties directly to the end-user.

        In 2009, Samsung Electronica Da Amazonia Ltda. and Samsung Electronics Latino America accounted for approximately 95% of our total cost of sales. As a result of the newly enacted Argentina tariff, in 2010, we expect to significantly reduce the purchase of wireless handsets from Samsung Electronica Da Amazonia Ltda. for importation into Argentina.

        As of March 31, 2010, we had contracts with some of our suppliers and manufacturers for distribution in Central and South America, including the Samsung affiliates mentioned above. These agreements are subject to certain conditions and exceptions, primarily concerning the retention by these suppliers of certain direct accounts, and restrictions of territory regarding our resale of products. In addition, we purchase products from other manufacturers and suppliers pursuant to purchase orders placed from time to time in the ordinary course of business for products to be sold in Central and South America. Most of our agreements with suppliers are non-exclusive, with the exception of the suppliers for our proprietary verykool® products, for which we have world-wide exclusive rights on those proprietary models. Although we do not have written agreements with all of our manufacturers and suppliers, we believe we will have adequate product flows to fulfill our reasonably foreseeable product requirements.

Sales and Marketing

        We believe that direct selling and one-on-one relationships, as well as in-depth product and competitive landscape knowledge, are important factors in the marketing of the products that we sell. Accordingly, we promote relationship building and maintenance through personal contact and advertising in industry publications, both print and online, and attending industry trade shows. Our suppliers and customers use a variety of methods to promote their products and services directly to consumers, including print and other media advertising.

        As of December 31, 2009, we employed or contracted with 19 sales and marketing professionals involved in distribution and marketing to existing and potential customers in their respective assigned territories through in-person meetings, telephone and e-mail interaction, and notification of special promotions. Potential new customers are located primarily through our database, as well as industry publications and journals. Each salesperson is generally compensated based on wireless handset sales, customer acquisition and retention, and profitability.

        In 2009, 100% of our net sales were to customers outside the United States, consisting of 91% in South America and 9% in Central America. In 2009, Argentina represented 87% of our net sales, with no other country accounting for more than 10% of our net sales. In 2008, 100% of our net sales were to customers outside the United States, consisting of 76% in South America and 24% in Central America. In 2008, Argentina represented 67% of our net sales, with no other country accounting for more than 10% of our net sales. In 2007, approximately 88% of our net sales were to customers outside the United States, consisting of 58% in South America and 30% in Central America. In 2007, Argentina, Guatemala and El Salvador, represented 54%, 13% and 10%, respectively, of our net sales. In addition, beginning in the second quarter of 2008, we began implementing actions necessary to close sales operations in the United States and Mexico, which we substantially completed by the end of 2009.

        Since December 31, 2008, all of our long-lived assets have been in the United States or in Asia. At December 31, 2007, we also had long-lived assets in Mexico.

Financial and Other Information about Our Business

        Other information, including financial, customer, competitive and geographic information, as well as a discussion of the impact of a potential Argentina tariff, is incorporated herein from Items 1A and 7 hereof and Note 11 to our Consolidated Audited Financial Statements.

Seasonality

        Our operations may be influenced by a number of seasonal factors in the countries and markets in which we operate. Our business historically has experienced increased sales during the third quarter of the calendar year due to holidays in some regions where we have customers. If unanticipated events occur at times of peak sales, including delays in securing adequate inventories of competitive products, or we experience significant decreases in sales during these periods, a material decrease in our revenues, together with losses or lower profits, could result.

Competition

        The industry and markets where we operate are highly competitive and such competition may increase in the future. Wireless handsets are subject to price competition and price erosion over the lives of the products. We compete on a number of factors, including product pricing, level of services offered, market and product knowledge, customer service, product availability and overall value provided to our customers. Our competitors often possess substantially greater financial, technological, marketing, personnel and other resources than we do, which could enable them to withstand substantial price competition, launch new products and implement extensive advertising and promotional campaigns. Historically, the barriers to entry have been relatively low for the distribution of wireless handsets. Our ability to continue to compete successfully is largely dependent on our ability to anticipate and respond to various competitive and other factors affecting the industry, including new or changing outsourcing requirements, new information technology requirements, new product introductions, inconsistent or inadequate supply of product, changes in consumer preferences, demographic trends, regional and local economic conditions, and discount pricing strategies and promotional activities by competitors.

        We compete for sales of wireless handsets and accessories with well-established carriers, distributors and in some cases our current manufacturers. Manufacturers, including our own suppliers, sell their products directly to some large carriers, and as these carriers grow in size, they may pose more of a competitive threat to our business by bypassing our distribution system in favor of doing business directly with manufacturers. Our competitors in Central and South America include wireless equipment manufacturers, carriers and other dedicated wireless distributors such as BrightPoint, Inc. and Brightstar Corporation.

Employees

        As of December 31, 2009, we had 38 employees and contractors. Of these employees, two (2) were in management positions, 19 were engaged in sales and marketing, four (4) were in service operations, seven (7) were in finance and administration (including information technology employees), and six (6) were in engineering and product development. From time to time, we utilize temporary employees to perform warehouse functions. Our employees are not covered by a collective bargaining agreement. We believe that our relations with our employees are good.

Available Information

        Our website at www.infosonics.com provides a link to the Securities and Exchange Commission's website where our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports (as well as exhibits and supplementary schedules) filed with or furnished to the SEC can be accessed free of charge. Our website also provides links to the charters for our Audit, Compensation and Nominating & Governance Committees as well as our Codes of Business Conduct and of Ethics, which can be accessed free of charge at http://www.infosonics.com/corporate_governance.aspx.

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

Risks Relating to Our Business

A recently passed Argentina tariff may substantially increase the cost at the point of sale for certain imported electronics, including the products we sell, and thus will have a material adverse impact on our sales in Argentina.

        Argentina, one of the countries where we currently sell a significant amount of OEM products and where we generated 87% of our net sales in 2009, passed a new tariff in November 2009 affecting certain imported electronics, including wireless handsets. From the information we have obtained, this new tariff will impact the pricing at the point of sale in excess of 30%, and we expect it will reduce significantly the overall OEM sales volume in Argentina. We believe that this tariff will have a material adverse effect on our sales, results of operations and prospects for our OEM products in Argentina.

We buy a significant amount of our products from a limited number of suppliers, who may not provide us with competitive products at reasonable prices when we need them in the future.

        We purchase wireless handsets and accessories principally from wireless communications OEMs and distributors. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing and other terms, as well as on these suppliers' quality products and services and financial stability. For the twelve months ended December 31, 2009, one vendor, Samsung Electronics de Amazonia, S.A., accounted for 89% of our total cost of sales. We currently have one exclusive and several non-exclusive agreements with our principal suppliers, which can be terminated on short notice and provide for certain territorial restrictions. Our suppliers may not offer us competitive products on favorable terms or with timely delivery. The increased costs on importation of wireless handsets and other products into Argentina resulting from the recently enacted tariff will significantly reduce our supply of competitive products for Argentina. In addition, new products from other manufacturers could impact the demand for products from manufacturers we represent. From time to time, we have been unable to obtain sufficient product supplies. Any failure or delay by our suppliers, particularly our one primary vendor, in supplying us with products on favorable terms may severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if these suppliers are unable to fulfill our product needs, or if any principal supplier imposes substantial price increases and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations and financial condition.

The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers will have a negative impact upon our financial results.

        Our three largest customers in 2009, all carriers in South America, represented 28%, 28% and 18% of our net sales in fiscal 2009. In 2010, a customer accounting for 28%, has begun significantly reducing its purchases from us as a result of the newly enacted Argentina tariff on wireless handsets, among other electronic devices. Additional Argentina customers are expected to decrease or eliminate their purchases of imported wireless handsets in the coming fiscal quarters. The markets we serve are subject to significant price competition. Additionally, our customers are not contractually obligated to purchase products from us. For these and other reasons, such as competitive pricing and competitive pressures, customers may seek to obtain products or services from us at lower prices than we have been able to charge in the past, and they could terminate our relationship or reduce their purchases from us in favor of lower-priced alternatives. In addition, we have experienced losses of certain customer bases through industry consolidation, a trend that may increase in our markets, and in the ordinary course of business. The further loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity.

We have been experiencing net losses and expect that net losses may continue for the near future. If we continue to operate at a loss, our business may not be financially viable.

        For the year ended December 31, 2009, our net loss was $1.5 million. Although we had positive income from continued operations in 2009, we experienced losses and negative cash flows for the year ended 2008. As of December 31, 2009, we had working capital of $24.4 million. Given the continued economic slowdown and contraction in the wider markets, including the Central and South American markets that we serve and generally globally, we cannot adequately evaluate the financial viability of our business and our long-term prospects. While our business plan includes a number of objectives to achieve profitability, if we do not succeed in these objectives, our business might continue to experience losses and may not be sustainable in the future.

We may not succeed in our introduction and establishment of proprietary products in our markets.

        The introduction and establishment of new products such as our proprietary verykool® line in our markets requires a significant investment in product development, manufacturing and marketing. These efforts may depress sales of existing products and may not be well received by our carrier customers and consumers. Further, failure to adequately carry out our product marketing, sales and delivery strategy or otherwise be successful in establishing our verykool® brand may result in significant inventory obsolescence, including inventory which we have built up in anticipation of market acceptance of our newer products. If any of these events occur, our financial condition and operating results would likely be negatively impacted.

Our operating results may vary significantly, which may cause our stock price to fluctuate.

        Our operating results are influenced by a number of factors, which may cause our sales and operating results to fluctuate greatly. These factors include:

  •
  product availability and pricing;

  •
  foreign government policies and stability;

  •
  the addition or loss of supplier or customer relationships;

  •
  the timing of introduction of new products by our suppliers and competitors;

  •
  purchasing patterns of customers in different markets;

  •
  general economic conditions;

  •
  promotions and subsidies; and

  •
  changes in gross margins.

        For example, the closing price of our common stock has fluctuated between $2.51 and $0.10 from January 1, 2009 through March 19, 2010, and we anticipate significant volatility in such price to continue for the foreseeable future.

Our ability to borrow under our secured credit facility may be limited.

        Under our secured bank credit facility, Wells Fargo Century, Inc. may advance us up to $45,000,000 based on the expected collections of eligible receivables as well as the value of our eligible inventory as determined in accordance with the terms of the facility. Any significant decrease in our level of eligible accounts receivable or inventory will reduce our ability to borrow additional funds under the credit facility and may affect our ability to adequately finance our operations and expansion strategies. Further, if we violate our loan covenants, default on our obligations or become subject to a change of control, our indebtedness would become immediately due and payable. In addition, the terms of our credit facility restrict us from incurring certain additional indebtedness, which could limit our ability to expand our operations. Some of our loan covenants subject us to, among other things, limits on our ability to sell certain assets and make certain payments, including, but not limited to, dividends, repurchases of common stock and other payments outside the normal course of business, as well as prohibits us regarding merging or consolidating with another corporation or selling all or substantially all of our assets. An inability to borrow needed funds under our credit facility could adversely affect our business' financial condition or operating results.

Our ability to attain future profitability depends on our ability to increase existing margins, including through increased net sales, which we may not be able to do.

        The gross margins that we realize on sales of wireless handsets may not increase or could be reduced due to, among other things, increased competition, tariffs, taxes and other government regulations, and a growing industry and customer emphasis on cost containment, thereby limiting our ability to regain profitability. Our future profitability will continue to depend on our ability to increase our margins through increased sales (either through a higher volume of sales of wireless handset products or a higher average price per wireless handset product) or lower our cost of sales. However, we may not be able to increase existing margins for products or services we offer. Our ability to generate sales is based on demand for wireless handset products that we can deliver and our having an adequate supply of these products to cover demand. Even if our sales rates increase, the gross margins that we receive from our sales may not be sufficient to make our future operations profitable as our cost of sales may increase at higher rates. For example, in 2008, although we had higher sales, we were not profitable due to lower gross margins, as well as, among other things, higher operating expenses. If we cannot improve gross margins or increase sales in a profitable manner in the future, our financial results will be adversely affected and our stock price will likely decline.

Our business depends on the continued tendency of wireless handset manufacturers and carriers to outsource aspects of their business to us.

        Our business depends in large part on wireless handset manufacturers and carriers outsourcing some of their business functions to us. We provide functions such as product approval and testing, inventory management, product fulfillment, preparation of product kits, and customized packaging, light assembly and end-user support services. Certain wireless handset manufacturers and carriers have elected, and others may elect, to undertake these services internally. Additionally, our customer service levels, industry consolidation, competition, deregulation, technological changes or other factors could reduce the degree to which members of the wireless handset industry rely on outsourced services. We may not be able to effectively compete in our industry if consolidation of carriers continues or a change in product delivery routing occurs. Any significant change in the market for these services could have a material adverse effect on our current and planned business.

We have and could continue to lose existing customers or orders and potential customers as a result of consolidation in the wireless telecommunications carrier industry.

        The past several years have witnessed a consolidation within the wireless carrier community, most notably in the United States, which was a factor in the recent discontinuation of our U.S. sales business, but also in the Latin American markets where we now focus our business. Consolidation has caused extreme price competition and reduced our number of customers and potential customers, and future consolidations could erode our current and potential markets. This could lead to, among other things, reduced sales volume and margins and greater fluctuations in our quarterly results as well as the carrying value of our inventory. If this trend continues, it also could result in a reduction or elimination of promotional activities by the remaining wireless carriers as they seek to reduce their expenditures which could, in turn, result in decreased demand for our products or services. Wireless carriers may also change their policies regarding sales to their agents by independent distributors, such as requiring those agents to purchase products from the carrier or manufacturer, rather than from distributors such as us. This type of requirement, or other competitive pressures resulting from consolidation, could have a material adverse effect on our business and results of operations.

We face many risks relating to intellectual property rights.

        Our business will be harmed if: we and/or our manufacturers are found to have infringed intellectual property rights of third parties, or if our intellectual property protection is inadequate to protect proprietary rights used in our verykool ® product line.

        Because our proprietary verykool® products are comprised of complex technology, we may be subject to or impacted by litigation regarding intellectual property rights. Third parties may assert intellectual property infringement claims against us and against our manufacturers. Defending claims may be expensive and divert the time and efforts of our management and employees. Increasingly, third parties have sought broad injunctive relief in our industry, which could ultimately limit our ability to sell our verykool® products. If any litigation arises and we do not succeed in such litigation, we could be required to expend significant resources to pay damages, develop non-infringing intellectual property or to obtain licenses to the intellectual property that is the subject of such litigation. However, we cannot be certain that any such licenses, if available at all, will be available to us on commercially reasonable terms. In some cases, we might be forced to stop delivering certain or all of our verykool ® products if we or our manufacturers are subject to a final injunction or other restrictions.

        We attempt to negotiate favorable intellectual property indemnities with our manufacturers for infringement of third-party intellectual property rights, but we may not be successful in our negotiations. Also, any manufacturer's indemnity may not cover all damages and losses suffered by us due to a potentially infringing verykool® product, and a manufacturer may not choose to accept a license or to modify or replace its products with non-infringing products, which would otherwise mitigate such damages and losses. Further, we may not be able to participate in intellectual property litigation involving a manufacturer or influence any ultimate outcome that may adversely impact our sales, such as an injunction or other restrictions that relating to our verykool® products.

        In addition, it may be possible for a third party to obtain and use our or our manufacturers' proprietary information or develop similar technology relating to our verykool® products independently. Furthermore, effective patent, copyright, trademark and trade secret protection may be unavailable or limited, including in certain foreign countries. Unauthorized use of our or our manufacturers' intellectual property rights by third parties and the cost of any litigation necessary to enforce our or our manufacturers' intellectual property rights could have an adverse impact on our business.

Our sales and inventory risk may be materially affected by fluctuations in regional demand patterns and economic factors for which we cannot plan.

        The demand for our products and services has fluctuated and may continue to vary substantially within the regions served by us. We believe the roll-out of third generation, or 3G, wireless telephone systems and other new technologies has had and will continue to have a beneficial effect on overall subscriber growth and wireless handset replacement demand, both factors that tend to favor our business plan. However, the continued worldwide economic slowdown has impacted the regions served by us, led to changes in promotional programs offered by wireless carriers or customer preferences and lowered consumer demand for our products, all of which have been negative factors for our gross and operating margins, particularly in 2008. In 2008, we also faced substantial inventory risk, resulting in the sale of some products at a considerable loss, and in 2009, we suffered a one-time loss on discontinued inventory. Though we have seen an increase in the demand for handsets beginning in the third quarter of 2009, there can be no assurance that this trend will continue and it is difficult to predict future demand patterns.

All of our revenues from continuing operations during the fiscal year ended December 31, 2009 were generated outside of the United States in countries that may have volatile currencies or other risks.

        We now engage in all of our significant sales activities in territories and countries outside of the United States, specifically in Central and South America. All our sales transactions are completed in U.S. dollars and therefore may be impacted by changes in the strength of the U.S. dollar. Further, the fact that we distribute a substantial amount of our products into a number of territories and countries other than the United States exposes us to, among other things, increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater and more unpredictable inflationary and currency pressures, and shipping delays. Changes may occur in social, political, regulatory and economic conditions or in laws and policies governing foreign trade and investment in the territories and countries where we currently distribute products. United States laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could have material adverse effects on our business and operations. Also, although we purchase and sell products and services in U.S. dollars and do not engage in exchange swaps, futures or options contracts or other hedging techniques, fluctuations in currency exchange rates could reduce demand for products sold in U.S. dollars. We cannot predict the effect that future exchange rate fluctuations will have on our operating results or financial position. We may in the future engage in currency hedging transactions, which could result in our incurring significant additional financial risks, including increased costs and losses resulting from these transactions.

We may not be able to adequately respond to rapid technological changes in the wireless handset industry, which could cause us to lose customers.

        The technology relating to wireless handsets changes rapidly, resulting in product obsolescence or short product life cycles. We are required to anticipate future technological changes in our industry and to continually identify, obtain and market new products that will satisfy evolving industry and customer requirements. While our top vendors have historically kept their products competitive, and we aim to keep our proprietary products competitive in terms of technological changes, there is no guarantee they or we will continue to do so, which could materially affect our business. Competitors or manufacturers of wireless handsets may market products which have perceived or actual advantages over products that we market or which otherwise render those products obsolete or less marketable. We have made and continue to make significant capital investments in accordance with evolving industry and customer requirements, including maintaining levels of inventories of currently popular products that we believe are necessary based on current market conditions. This utilization of capital for product development and inventory buildup of this nature increases our risk of loss due to possible product obsolescence. Furthermore, if we do not adequately anticipate future technological changes, we may not have established adequate relationships with suppliers or performed appropriate product development. These factors all pose significant risks of loss of customers, decreased sales and impairment of inventory assets.

Substantial defaults by our customers on accounts receivables could have a significant negative impact on our cash flow and financial condition.

        We offer open account terms to certain of our customers, both large and small, which may subject us to credit risks, particularly to the extent that our receivables represent sales to a limited number of customers or are concentrated in particular geographic markets. Although we have an accounts receivable insurance policy, this policy carries a substantial deductible and may not cover our liability in all instances. We also rely on our accounts receivable-based credit facility to reduce our working capital requirements. The extent of our ability to use our accounts receivable-based credit facility is dependent on the amount of and collection cycle of our accounts receivable. Adverse changes in our ability to use accounts receivable financing could have a material adverse effect on our financial position, cash flows and results of operations.

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

        We have focused on the application of our information technology systems to provide customized services to wireless handset manufacturers and carriers. Our ability to meet our customers' technical and performance requirements is highly dependent on the effective functioning of our information technology systems, which may experience interruptions, including interruptions of related services from third-party providers which may be beyond our control. These business interruptions could cause us to fail to meet customer requirements and could result in the loss of business relationships. Some of our information technology systems are managed and operated by third-party providers. All information technology systems, both internal and external, are potentially vulnerable to damage or interruption from a variety of sources, including, without limitation, computer viruses, security breaches, energy blackouts, natural disasters, terrorism, war and telecommunication failures, as well as third-party provider failures. We have implemented various measures to manage our risks related to system and network disruptions, but a systems failure or security breach or other problem with our information technology systems could negatively impact our operations and financial results.

We face risks related to our dependence on third parties to manufacture the products we distribute, including our proprietary verykool® products.

        Product manufacturers typically provide limited or no warranties on their products, whether directly to us or to the end consumer. We generally pass through any warranties received from our manufacturers to our customers, and in absence of such warranties, we are solely responsible for the products. If a product we distribute from a manufacturer has quality or performance problems, our ability to provide satisfactory products to our customers could be disrupted and our reputation could be impaired. We also may not be able to sell these products before payment is due our manufactures or at prices above our cost. These risks are magnified for our verykool® products, which are manufactured exclusively for us, and for which we carry greater financial risk of the inventory. Any of these risks could have a negative impact on our business and operations.

The wireless handset industry is intensely competitive and we may not be able to continue to compete against well-established competitors with greater resources.

        We compete for sales of wireless handsets and accessories with numerous well-established carriers, distributors and manufacturers, including our own suppliers. Many of our competitors possess greater financial and other resources than we do and may market similar products or services directly to our customers. Distribution of wireless handsets and accessories has generally had low barriers to entry. As a result, additional competitors may choose to enter our industry in the future. The markets for wireless handsets and accessories are characterized by intense price competition and significant price erosion over the life of a product. Many of our competitors have the financial resources to withstand substantial price competition and to implement extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter into new markets or introduce new products. Our ability to continue to compete successfully will depend largely on our ability to maintain our current industry relationships, with both manufacturers and carrier customers. We may not be successful in anticipating and responding to competitive factors affecting our industry or these relationships, including new or changing outsourcing requirements, the entry of additional well-capitalized competitors, introduction of new products, changes in consumer preferences, demographic trends, international, national, regional and local economic conditions, and competitors' discount pricing and promotion strategies. As wireless telecommunications markets mature, and as we seek to enter into new markets in the Central and South American region and offer new products, the competition that we face may change and grow more intense.

We rely on trade secret laws and agreements with our key employees and other third parties to protect our proprietary rights, which may not afford adequate protection.

        We rely on trade secret laws to protect our proprietary knowledge, particularly our database of customers and suppliers, business terms such as pricing, and the information and technology related to our verykool® brand. In general, we also have non-disclosure agreements with our key employees and limit disclosure of our trade secrets and other proprietary information. These measures may prove difficult to enforce and may not prove adequate to prevent misappropriation of our proprietary information.

We are dependent on a small number of personnel.

        Our success depends in large part on the abilities and continued service of our executive officers, particularly Joseph Ram, our CEO and largest stockholder, and other key employees. In 2009 we experienced the departure of two executive officers, and we are currently seeking to hire a permanent Chief Financial Officer. We may be unable to replace senior management with qualified individuals or retain the services of other key employees. The loss of executive officers or other key personnel could impede our ability to fully and timely implement our business plan and future growth strategy. In addition, in order to support our continued growth, we will be required to effectively recruit, develop and retain additional qualified management. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to retain and attract necessary personnel could also delay or prevent us from executing our planned growth strategy.

We may become subject to lawsuits alleging medical risks associated with our wireless handsets, the cost of which could be substantial.

        Lawsuits or claims have been filed or made against manufacturers of wireless handsets alleging possible medical risks, including brain cancer, associated with the electromagnetic fields emitted by wireless handsets. There has been only limited relevant research in this area, and this research has not been conclusive as to what effects, if any, exposure to electromagnetic fields emitted by wireless handsets has on human cells. Substantially all of our revenues are derived, either directly or indirectly, from sales of wireless handsets. We may become subject to lawsuits filed by plaintiffs alleging various health risks from our products. If any future studies find possible health risks associated with the use of wireless handsets, or if any damages claim against us or a business partner is successful, it could have a material adverse effect on our business. Even an unsubstantiated perception that health risks exist could adversely affect our ability or the ability of our customers to market wireless handsets.

Risks Related To Our Common Stock

The market for our common stock is volatile and our stock price could decline.

        An active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares. The stock market in general, including the market for telecommunications-related stocks in particular, has been highly volatile. For example, the closing price of our common stock has fluctuated between $2.51 and $0.10 from January 1, 2009 through March 19, 2010.

        The market price of our common stock has been and is likely to remain volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial loss on their investment.

We may be delisted from The NASDAQ Stock Market if we do not satisfy continued listing requirements.

        In 2008 and 2009, we faced potential delisting from The NASDAQ Global Market for failure to maintain the minimum $1.00 per share requirement for continued listing. If in the future we fail to comply with the continued listing standards of The NASDAQ Global Market, including the minimum bid price requirement, our common stock would be delisted from that market.

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

        If our common stock is delisted from The NASDAQ Global Market and we could not satisfy the listing standards of The NASDAQ Capital Market and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a "penny stock" (generally, any equity security not listed on a national securities exchange or quoted on The NASDAQ Stock Market that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or "margin" low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers' commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock, thereby negatively impacting the share price of our common stock.

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

        As of March 19, 2010, our Chief Executive Officer Joseph Ram, beneficially owned approximately 30% of our outstanding common stock. As a result, Mr. Ram may be able to significantly influence corporate actions relating to:

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

Item 1B.    Unresolved Staff Comments—None.

Item 2.    Properties.

        Our corporate headquarters is located in San Diego, California. We provide our distribution and other value-added services from our sales and operations center in Miami, Florida, which also serves as our sales and executive office for Central and South America. These facilities are occupied pursuant to operating leases. The table below summarizes information about our sales and operations centers:

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

        The discussions of "Securities Class Actions," "Derivative Action" and "LG Litigation" in Item 8, Note 8 to our Consolidated Audited Financial Statements, are incorporated by reference herein.

        We may become involved in certain other legal proceedings and claims which arise in the normal course of business. Other than as described above and in Note 8 to our Consolidated Audited Financial Statements, as of December 31, 2009, we did not have any significant litigation outstanding.

Item 4.    Reserved

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

Fiscal Year 2009	High	Low
First Quarter	$0.34	$0.10
Second Quarter	$1.99	$0.16
Third Quarter	$2.51	$1.03
Fourth Quarter	$1.60	$0.77

Fiscal Year 2008	High	Low
First Quarter	$1.85	$0.90
Second Quarter	$1.11	$0.77
Third Quarter	$0.79	$0.44
Fourth Quarter	$0.50	$0.21

        As of March 19, 2010 the closing price of our common stock on The NASDAQ Global Market was $0.98 and there were approximately nine shareholders of record.

        We have not paid any cash dividends and do not expect to pay any cash dividends in the foreseeable future. We are also prohibited from paying cash dividends pursuant to our credit facility. For complete details see Item 8, Note 6 to the Consolidated Audited Financial Statements and "Borrowings" in Item 7 of this report.

Unregistered Issuances

        In October 2008, we issued 100,000 shares of unregistered common stock in exchange for a temporary change to a revenue sharing agreement. For complete details see Item 8, Note 9 to the Consolidated Audited Financial Statements

Issuer Repurchases of Equity Securities.

        On December 15, 2008, we announced a share buyback program, authorizing up to $500,000 to be used for stock repurchases. As of December 31, 2009 and December 31, 2008, we had purchased in aggregate, 826,661 and 54,537 shares, respectively, at a total cost of $499,994 and $16,955, respectively. During the twelve months ended December 31, 2009, the Company retired 826,661 shares of stock. The retirement reduced treasury stock and increased the accumulated deficit by $499,168.

        During the twelve months ended December 31, 2009, we repurchased 772,124 shares of our common stock at a total cost (including brokerage commissions) of $483,040 at an average price per share of $0.63. During December 2008, we repurchased 54,537 shares of our common stock at a total cost (including brokerage commissions) of $16,955, at an average price per share of $0.31. Such shares were purchased by us in the open market in accordance with Commission Rule 10b-18. We have authorized the repurchase of up to $500,000 worth of shares of our common stock under this previously announced plan. During fiscal 2009, we retired 826,661 shares of stock.

        The following table summarizes information regarding shares repurchased during the twelve months ended December 31, 2009 and 2008:

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of the Publicly Announced Repurchase Programs	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Programs
1/01/09 - 12/31/09	772,124	$0.63	772,124	$6

12/01/08 - 12/31/08	54,537	$0.31	54,537

Total	826,661	$0.60	826,661	$6

Item 6.    Selected Financial Data.

        Not Applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying Consolidated Audited Financial Statements and related notes, as well as the "Risk Factors" and other information contained in this annual report. Our management's discussion and analysis of financial condition and results of operations are based upon, among other things, our Consolidated Audited Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with GAAP requires us to, among other things, make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent liabilities at the financial statement dates and the reported amounts of revenues and expenses during the reporting periods. We review our estimates and assumptions on an ongoing basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations, although they could. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in "Critical Accounting Policies." All references to results of operations in this discussion are references to results of continuing operations, unless otherwise noted.

Overview

        We are one of the premier distributors and providers of wireless handsets and accessories in Central and South America. We provide end-to-end handset and wireless terminal solutions for carriers in both Central and South America. We distribute products of original equipment manufacturers (OEMs), including Samsung and others. We are also involved in designing, sourcing and distributing a proprietary line of products under our own verykool® brand, which includes entry-level, mid-tier and high-end products.

        As an integral part of our customers' supply chain, we perform value-added services and solutions, including product approval and certification, light assembly, warehousing, logistics services (packing, shipping and delivery), marketing campaigns, warranty services and end-user support. We provide these services for wireless handset manufacturers to facilitate sales to carriers, agents, resellers, distributors, independent dealers and retailers in Central and South America. We introduced our proprietary line of handsets and accessories under our own verykool® brand in 2006.

Areas of Management Focus and Performance Indicators

        We focus on the needs of our customers, developing and maintaining close relationships with manufacturers, expanding in current and entering into new markets, and sourcing and developing new and innovative products, while maintaining close attention to operational efficiencies and costs. We are particularly focused on increasing shipping volumes and improving efficiencies to achieve higher levels of profitability and earnings growth, as well as monitoring and managing levels of accounts receivable and inventory. We provide distribution and other services for OEMs, such as Samsung, and our own proprietary line of verykool® handsets. Performance indicators that are important for the monitoring and management of our business include operating and net income, cost of sales and gross margin percentage, operating expenses as a percent of revenues, and overall net sales growth. We make extensive use of our customized information system to closely monitor all aspects of our business, including customer relationship management, intelligent purchasing, inventory control, inventory flow, line-item margin control for every order, and weighted-average cost and statistical data for products, customers and suppliers, as deemed appropriate. We believe a strong focus on providing better service to customers leads to increased customer satisfaction and retention and potential increases in sales.

        Management and employees spend a significant amount of time traveling to Latin America and Asia with the purpose of spending time with key customers, suppliers and employees. We believe that these relationships are vital to our success and we will continue to dedicate a significant amount of time to this area.

Industry Trends and, Risks

        Since 2008, a rapid decline in wireless handset sales in the Central and South American markets we serve has negatively impacted and could continue to negatively impact our net sales. Excess supply conditions and the extended global economic downturn have reduced and may continue to reduce demand for our products and the market prices of the products we sell. These reductions affect our ability to generate net sales, margins and gross profit at expected levels and could continue to affect the value of our inventory, as well as customer payment trends. For example, the second half of 2008 and the first quarter of 2009 generally saw a decrease in handset demand globally, including our sales regions, and an increase in carrier inventory, which both had a negative impact on our financial results during 2008 and 2009 and created a more difficult sales environment, requiring additional operating expenses to help maintain and increase our sales. We saw these trends begin to ease in the second quarter of 2009 in the regions we serve. Conversely, should manufacturers be unable to respond to an unanticipated increase in demand as the global economy recovers on a timely basis, we, along with others in our industry, could experience supply constraints that would affect our ability to deliver products. We are unable to quantify these effects, as it is difficult to predict future supply conditions and demand patterns that affect our ability to meet customer demand or sell handsets at an acceptable gross profit.

        During the second half of 2008, and continuing through the period of this report, our industry has been impacted by the worldwide economic slowdown. We believe that some of the countries in the regions where we operate, particularly in Central America, have close economic relations with, and therefore have been impacted by weak economic conditions in the United States. We believe this adversely impacted consumer demand for the wireless handsets we sell, and as a result our overall operations, including net sales, during the first half of 2009. We began to experience a small increase in the demand for handsets in the third quarter of 2009, which positively affected our net sales for the third and fourth quarters. We have also begun to observe a decrease in some subsidies offered by operators in the region, which increases the handset price to the consumer, and this has reduced overall handset volumes. We are also beginning to see more low-cost manufacturers gaining traction with entry-level products, which is negatively affecting both our OEM and verykool™ sales in the entry-level segment.

Company Specific Trends and Risks

        Our long-term strategy incorporates overall market growth elements for our business, which we hope will result in future growth as global economic conditions recover. Our verykool® proprietary line of products, for which we had several models selling as of December 31 2009, continued to show increased orders and sales during 2009 and is expected to become an increasing part of our overall business in the future.

        Our verykool® products continue to increase product diversification in Central and South America, which we believe should contribute to profitability. We have more control over the production and supply of our verykool® line of products than the OEM products we distribute. We were able to increase our gross margins to 6.6% for the twelve months ended December 31, 2009, compared to 4.7% for the twelve months ended December 31, 2008. These results were primarily due to a product mix shift, including increased sales of higher-margin products (including our verykool® products), better product sourcing for our verykool® line of products and beneficial purchasing opportunities.

        Argentina, one of the countries where we currently sell a significant amount of OEM products and where we generated 87% of our net sales in 2009, passed a new tariff in November 2009 impacting certain imported electronics, including wireless handsets. From the information we have obtained, this new tariff could impact the pricing at the point of sale in excess of 30%, and we expect that it will reduce significantly our overall OEM sales volume in Argentina. We believe that this tariff will have a material adverse impact on our sales, results of operations and prospects for our OEM products in Argentina.

        During 2009, we provided products and services to approximately 70 customers. Our three largest customers in fiscal 2009 represented 28%, 28% and 18% of our net sales, respectively. All three of these customers are carriers in South America. In 2010, a customer accounting for 28%, has begun significantly reducing its purchases from us as a result of the newly enacted Argentina tariff on wireless handsets, among other electronic devices. Additional Argentina customers are expected to decrease or eliminate their purchases of imported wireless handsets in the coming fiscal quarters

Results of Operations:

Year Ended December 31, 2009 Compared With Year Ended December 31, 2008

Net Sales

        For the year ended December 31, 2009, our net sales from continuing operations of $231.3 million was 8% higher than our net sales from continuing operations of $213.2 million for 2008. The average selling price of wireless handsets sold in 2009 increased 13.4% relative to 2008, due primarily to increased volume of higher-priced handsets, including some of our verykool® and OEM products. The increase in average selling price was partially offset by a 1.2% decrease in overall wireless handset sales volume. The geographic mix of net sales shifted slightly in the twelve months ended December 31, 2009 as sales in South America were more than 91% of net sales, compared to 76% of net sales for 2008.

Sales in Central America decreased to 9% of total net sales in the twelve months ended December 31, 2009, as compared to 24% for 2008. These regional shifts in net sales resulted from the factors discussed below.

	For the Year Ended December 31,
	2009	2008
	(Dollar amounts in thousands)
Net sales	$231,310	$213,223
Units sold, increase (decrease) over prior year	(1.2)%	(2.4)%
Average selling price, increase (decrease) over prior year	13.4%	(0.1)%

        In South and Central America, we have continued to expand our customer base and geographic presence by seeking new customers and additional business with existing customers for both our OEM and verykool® line of products. In South America, net sales were $210.7 million for the twelve months ended December 31, 2009, a 30% increase from 2008. This increase was primarily due to increased sales in existing countries where we sell products, primarily Argentina. In Central America, net sales decreased 59% to $20.6 million for the twelve months ended December 31, 2009, which was primarily due to the continuing low demand during the year, which we believe was related to the worldwide and regional economic downturn. Despite the year-over-year decline, we have seen sequential quarterly improvement in Central America in the second and third quarters of 2009. The second quarter of 2009 increased 81% over the first quarter of 2009 and the third quarter of 2009 increased 124% over the first quarter of 2009. A seasonal decrease in sales resulted in a smaller increase in the fourth quarter of 2009 of 58% over the first quarter of 2009.

        Our sales in Argentina, where we generated 87% of our net sales in 2009, will be materially adversely affected by the new tariff and loss of a customer described above. While we have not yet experienced a significant decrease in sales to Argentina at the date of this report, we believe that in the coming quarters, the full impact of the tariff will necessitate significant steps by us in response. Such steps may include, without limitation, establishing relationships in Argentina that are tariff-compliant and consequently eliminate the tariff on our OEM and proprietary products, focusing on increasing sales in other countries and aligning our cost structure with the level of sales.

        We do not believe that inflation had a significant impact on our results of operations for the periods reported in our Consolidated Audited Financial Statements.

  Net Sales by Geographic Region

	For the Year Ended December 31,
			Increase (Decrease)
	2009	2008
	(Dollar amounts in thousands)
Central America	$20,647	$50,617	(59)%
South America	210,663	162,606	30%

Total	$231,310	$213,223	8%

Cost of Sales, Gross Profit and Gross Margin

        For the year ended December 31, 2009, cost of sales was $216.0 million, or 93.4% of net sales, and gross margin was 6.6%, as compared with $203.2 million, or 95.3% of net sales, and 4.7% for gross margin for the year ended December 31, 2008. The increase in gross margin was due to a product mix shift, including increased sales of higher-margin products (including our verykool® products), improved product sourcing for our verykool® line of products and beneficial purchasing opportunities.

        For the twelve months ended December 31, 2009, our gross profit increased 53% to $15.3 million from $10.0 million for 2008. This increase in gross profit was primarily the result of the increased net sales and of the factors which increased our gross margin as described above.

	For the Year Ended December 31,
			Increase (Decrease)
	2009	2008
	(Dollar amounts in thousands)
Net sales	$231,310	$213,223	8%
Cost of sales	216,003	203,210	6%

Gross profit	$15,307	$10,013	53%

Gross margin	6.6%	4.7%	40%

Operating Expense and Operating Income (Loss) from Continuing Operations

        For the year ended December 31, 2009, operating expense increased 4%, to $14.5 million, from 2008. As a percentage of net sales from continuing operations, operating expense decreased to 6.2% in the year ended December 31, 2009, compared with 6.5% for 2008. The total increase in operating expense was related to the opening of a new market in South America and other support required in additional markets due to the global and regional economic downturn. It also included the write-off of intangible assets related to our Argentina business described in Item 8, Note 5 to the Consolidated Audited Financial Statements. Operating expense decreased as a percentage of net sales as we took action to reduce fixed operational costs to match current market conditions. Our management continues to review expenses in an effort to better match operational costs with the future business opportunities, by shifting expenses from fixed to variable components when possible, among other approaches. We believe such measures will assist us as we strive to achieve profitability in the current volatile market. Operating expense for the year ended December 31, 2009 included non-cash expense related to stock options of $61,000, compared to $127,000 in the year ended December 31, 2008.

        For the year ended December 31, 2009, our operating income from continuing operations was $0.9 million, as compared with an operating loss of $3.9 million for the year ended December 31, 2008. As a percentage of net sales, operating income from continuing operations was 0.4% for the year ended December 31, 2009, compared to an operating loss of 1.8% for the year ended December 31, 2008.

Operating Expense

	For the Year Ended December 31,
			Increase (Decrease)
	2009	2008
	(Dollar amounts in thousands)
Net sales	$231,310	$213,223	8%
Operating expense	$14,454	$13,900	4%
Percentage of net sales	6.2%	6.5%	(4)%

 Operating Income (Loss) from Continuing Operations

	For the Year Ended December 31,
			Increase (Decrease)
	2009	2008
	(Dollar amounts in thousands)
Net sales	$231,310	$213,223	8%
Operating income (loss) from continuing operations	$853	$(3,887)	122%
Percentage of net sales	0.4%	(1.8)%	120%

Other Income

        During 2009 we incurred $342,000 of interest expense compared to $545,000 for 2008, due to lower interest rates. During 2008, we settled an outstanding claim against a former service provider in which we received a gross amount of $655,000, of which $87,000 represented reimbursement for legal fees, and also had a gain from an insurance settlement. We expect to regularly utilize our credit facility, which will impact our interest expense in future periods, depending on applicable interest rates and amounts drawn from the line.

	Year Ended December 31,
			Increase (Decrease)
	2009	2008
	(Dollar amounts in thousands)
Other Income (expense)	$7	$583	(99)%
Interest expense	(342)	(545)	(37)%

Other income, total	$(335)	$38	(982)%

Income (Loss) from Continuing Operations

        During the year ended December 31, 2009, our income from continuing operations was $484,000, compared to loss from continuing operations of $6.3 million for the year ended December 31, 2008. The net income from continuing operations was primarily due to the increased gross margin and gross profit discussed above. Included in the loss for 2008 is a non-cash valuation allowance of $3.2 million related to our deferred tax assets (see Note 10- Income Taxes to our Consolidated Audited Financial Statements), in addition to the $2.5 million of inventory write-downs taken during the year, which enabled us to significantly reduce inventory levels and the associated carrying costs.

	For the Year Ended December 31,
			Increase (Decrease)
	2009	2008
	(Dollar amounts in thousands)
Net sales	$231,310	$213,223	8%
Net income (loss) from continuing operations	$484	$(6,309)	108%
Percentage of net sales	0.2%	(3.0)%	107%

Loss from Discontinued Operations

        During the second quarter of 2008, we assessed opportunities in the United States and Mexico and decided to implement actions necessary to close sales operations in both of those countries, which we substantially completed in the second half of the year. For the year ended December 31, 2009, we incurred a loss of $2.0 million from discontinued operations, as compared to a loss of $4.1 million for the year ended December 31, 2008. The loss was a result of very low sales in the U.S. and Mexico during 2009 and 2008, as we wound down our business in these areas, as well as the other matters discussed in Item 8, Note 2 to the Consolidated Audited Financial Statements. As of December 31, 2009, our plans for the discontinued operations were substantially completed; however, we will continue to record adjustments and expenses through the discontinued operations as necessary.

Net Loss

        During the year ended December 31, 2009, our net loss was $1.5 million, compared to net loss of $10.4 million in 2008. The loss was attributable to our loss from discontinued operations as we continued to wind down business in the United States and Mexico. The loss in the twelve months ended December 31, 2008 was related to the general economic downturn and other factors such as inventory write-downs, marketing, engineering and tolling expenses, as well as the non-cash valuation allowance for deferred tax assets described above.

	For the Year Ended December 31,
			Increase (Decrease)
	2009	2008
	(Dollar amounts in thousands)
Net sales	$231,310	$213,223	8%
Net income (loss)	$(1,528)	$(10,415)	85%
Percentage of net sales	(0.7)%	(4.9)%	86%

Year Ended December 31, 2008 Compared With Year Ended December 31, 2007

Net Sales

        For the year ended December 31, 2008, our net sales from continuing operations of $213.2 million were generally consistent with our net sales from continuing operations of $214.5 million for 2007. Average selling price of wireless handsets sold in 2008 remained relatively constant compared to 2007. However, we experienced a 2% decrease in overall wireless handset sales volume, due primarily to the impact of the worsening economic slowdown in the markets we serve, most notably in Central America, during the second half of 2008. The geographic mix of net sales shifted in 2008 as sales in South America increased to more than 76% of net sales, compared to 66% of net sales in 2007. Sales in Central America decreased to 24% of total net sales in 2008, compared to 34% in 2007. These regional shifts in net sales were the result of the factors discussed below. Further, we discontinued our operations in the United States and Mexico in 2008.

	For the Year Ended December 31,
	2008	2007
	(Dollar amounts in thousands)
Net sales	$213,223	$214,462
Units sold, increase (decrease) over prior year	(2.4)%	20%
Average selling price, (decrease) over prior year	(0.1)%	(15)%

        In South America, net sales were $162.6 million for 2008, a 15% increase from 2007. This increase was primarily due to increased sales in existing countries, most notably Argentina, and the addition during the first half of 2008 of a new carrier relationship in Colombia. In Central America, net sales decreased 31% to $50.6 million for 2008, which was primarily due to the continuing unusually low demand during the third and fourth quarters of 2008. We believe the worldwide economic downturn impacted that region also, especially during the second half of 2008.

Net Sales by Geographic Region

	For the Year Ended December 31,
			Increase (Decrease)
	2008	2007
	(Dollar amounts in thousands)
Central America	$50,617	$73,282	(31)%
South America	162,606	141,180	15%

Total	$213,223	$214,462	(1)%

Cost of Sales, Gross Profit and Gross Margin

        For the year ended December 31, 2008, cost of sales was $203.2 million, or 95.3% of net sales, and gross margin was 4.7%, compared with $202.8 million, or 94.6% of net sales, and 5.4% for gross margin for the year ended December 31, 2007. The increase in both our total cost of sales and as a percentage of net sales and decrease in gross margin were primarily due to inventory write-downs, sales of some products at or below cost and a product mix shift, including increased sales of low-margin products. Inventory write-downs during 2008 were approximately $2.5 million, or 1.2% of cost of sales, and in addition, we sold product below our cost in order to reduce inventory levels and incurred costs of $3.0 million on these products. These actions primarily resulted from of the abrupt shift in market conditions and resulted in decreased demand, particularly in Central America, in the second half of 2008. We had immaterial inventory write-downs in 2007. Some of our OEM partners that had previously entered into the low-tier handset range continued to sell a higher amount of low-tier handsets, which had less margin opportunity than mid-tier and high-end handsets sales. Our gross margin was impacted by the change of product and regional mix of our sales. The economic downturn also reduced consumer demand for higher-priced and higher-margin products.

        For the year ended December 31, 2008, our gross profit decreased to $10.0 million from $11.7 million, a decrease of 14% compared with the year ended December 31, 2007. This decrease in gross profit was primarily the result of the $2.5 million inventory write-down during 2008, as well as sales of certain products below cost in efforts to reduce inventory levels and carrying costs. In addition, a decrease in gross margin due to a product mix shift, as well as other factors resulting from the general economic downturn, negatively impacted gross profit.

	For the Year Ended December 31,
			Increase (Decrease)
	2008	2007
	(Dollar amounts in thousands)
Net sales	$213,223	$214,462	(1)%
Cost of sales	203,210	202,803	1%

Gross profit	$10,013	$11,659	(14)%

Gross margin	4.7%	5.4%	(14)%

Operating Expense and Operating Loss from Continuing Operations

        For the year ended December 31, 2008, operating expense increased almost 5%, to $13.9 million compared with 2007. As a percentage of net sales from continuing operations, operating expense increased to 6.5% in the year ended December 31, 2008, compared with 6.2% for 2007. The increase in operating expense as a percentage of net sales was primarily related to the increase in marketing activities related to sales of our products, as we continued to create brand awareness at the point of sale. Marketing expenses increased approximately $0.7 million in 2008 compared to 2007. In addition, we had product tooling and engineering expenses related to the verykool® products during 2008 increase $1.1 million in 2008 compared to 2007. Marketing, tooling and engineering increases were primarily related to the increased penetration and sales of our verykool®-branded products. Operating expense for the year ended December 31, 2008 included non-cash expense related to stock options of $127,000, compared to $143,000 in the year ended December 31, 2007.

        For the year ended December 31, 2008, our operating loss from continuing operations was $3.9 million, compared with a loss of $1.6 million for the year ended December 31, 2007. As a percentage of net sales, operating loss from continuing operations was 2% for the year ended December 31, 2008, compared to a loss of 1% for the year ended December 31, 2007. The increase in operating loss from continuing operations was a result of the decrease in gross margin and gross profit (related primarily to inventory write-downs and product sales below cost) and the increase in operational expenses (most notably relating to marketing, product tooling and engineering) as discussed above.

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

Other Income

        During 2008, we settled an outstanding claim against a former service provider in which we received a gross amount of $655,000, of which $87,000 represented reimbursement for legal fees, and also had a gain from an insurance settlement. During 2007, we received $2.1 million in compensation from our early lease termination and relocation of our corporate headquarters. During 2008, we incurred $545,000 of interest expense, compared to $901,000 for 2007, primarily due to a lower average outstanding balance on our line of credit as well as generally lower borrowing rates.

	Year Ended December 31,
			Increase (Decrease)
	2008	2007
	(Dollar amounts in thousands)
Other Income	$583	$2,080	(72)%
Interest expense	(545)	(901)	(40)%

Other income, total	$38	$1,179	(97)%

Loss from Continuing Operations

        During the year ended December 31, 2008, our loss from continuing operations was $6.3 million, compared to income from continuing operations of $0.7 million for the year ended December 31, 2007. Included in this loss was the non-cash valuation allowance of $3.2 million related to our deferred tax assets described above, in addition to the $2.5 million of inventory write-downs taken during the year, which enabled us to significantly reduce inventory levels and the associated carrying costs. This loss from continuing operations was also impacted by the decreases in gross margin and gross profit, sales at or below cost on certain products, increased operational expenses (marketing, product tooling and engineering), and the general economic downturn that affected our sales regions. Income from continuing operations of $0.7 million in 2007 primarily resulted from the compensation we received from our early lease termination of our former corporate headquarters.

	For the Year Ended December 31,
			Increase (Decrease)
	2008	2007
	(Dollar amounts in thousands)
Net sales	$213,223	$214,462	(1)%
Net income (loss) from continuing operations	$(6,309)	$685	(1,021)%
Percentage of net sales	(3.0)%	0.3%	(1,100)%

Loss from Discontinued Operations

        For the year ended December 31, 2008, we incurred a loss of $4.1 million from discontinued operations, compared to a loss of $2.3 million for the year ended December 31, 2007. The loss was a result of very low sales in the U.S. and Mexico during 2008, as we wound down our business in these areas.

Net loss

        During the year ended December 31, 2008, our net loss was $10.4 million, compared to net loss of $1.6 million in the same period in 2007. This loss was primarily related to the factors discussed above, including the inventory write-down, marketing, engineering and tolling expense, as well as the non-cash valuation allowance for the deferred tax assets.

	For the Year Ended December 31,
			Increase (Decrease)
	2008	2007
	(Dollar amounts in thousands)
Net sales	$213,223	$214,462	(1)%
Net income (loss)	$(10,415)	$(1,615)	(544)%
Percentage of net sales	(4.9)%	(0.8)%	(713)%

Financial Condition, Liquidity and Capital Resources

        We generally use cash from our sale of products, lines of credit (bank and vendor) and the sale of securities and exercise of stock options (from time to time) to provide the capital needed to support our business. As of December 31, 2009, we did not have any material commitments for capital expenditures. We believe that we have sufficient liquidity (cash and available borrowings) to continue our operations for the next 12 months.

Year ended December 31, 2009

Cash Provided by (Used In) Operating Activities

        At December 31, 2009, we had $18.4 million in cash, a decrease of $6.3 million from December 31, 2008, and we had $25.5 million outstanding under our bank credit facility, an increase of $11.2 million from December 31, 2008. During the twelve months ended December 31, 2009, we used cash and continued to leverage our credit facility to fund our operations. The increase in our use of the credit facility was directly related to the significantly increased levels of accounts receivable and our taking advantage of purchase discounts during the twelve months ended December 31, 2009. The net cash used in operating activities was $16.9 million for the twelve months ended December 31, 2009 compared to net cash provided from operating activities of $16.8 million for 2008. The change resulted primarily from significantly increased accounts receivable and decreased accrued expenses, but was offset by a smaller decrease in accounts payable compared to the change in 2008. Trade accounts receivable increased by $19.3 million and accounts payable and accrued expenses decreased by $3.0 million from December 31, 2008. The increase in accounts receivable was primarily due to the sales activity towards the later part of 2009 and the standard payment terms of sales we provide our customers. The decrease in accounts payable and accrued expenses at December 31, 2009 compared to December 31, 2008 was primarily due to our taking advantage of beneficial purchasing terms offered by other vendors and partners in the ordinary course in 2009. Accounts receivable other decreased by $3.2 million and inventory decreased by $1.0 million from December 31, 2008.

Days of Sales Outstanding

        Days of sales outstanding (the average number of days it takes to collect revenue after a sale is made) at December 31, 2009 was 66 days, compared with 56 days at December 31, 2008. This increase was due to several customers making payments shortly after the year end, as more than 80% of our accounts receivable at December 31, 2009 were still within current terms provided to our customers. Normal payment terms require our customers to pay on a net 30-day or net 60-day basis, depending on the customer. The extension of net 60-day terms was required to remain competitive in the regions in which we currently operate, Central and South America. In an effort to penetrate new markets and reach new customers, we may offer terms beyond our normal terms.

Net Cash Used in Investing Activities

        The net cash used in investing activities was $154,000 for the year ended December 31, 2009, compared to cash used of $312,000 for the year ended December 31, 2008. The use of cash during 2009 and 2008 was primarily the result of our investment in tooling and molds for our proprietary verykool® products.

Net Cash Provided by (Used in) Financing Activities

        The net cash provided by financing activities for the year ended December 31, 2009 of $10.7 million as a result of $11.2 million funding from our credit facility. This source of funding was offset by the net repurchase of $483,000 shares of our common stock. The net cash used in financing activities for the year ended December 31, 2008 of $12.5 million was primarily the result of payments on our credit facility due to less financing needs for our decreased levels of inventory and accounts receivable.

Working Capital

        Our net working capital at December 31, 2009 was $24.4 million, compared with $25.6 million at December 31, 2008. This slight decrease was primarily due to an increase in amounts drawn on our bank credit facility and a decrease in cash and cash equivalents, offset by a significant increase in accounts receivable and a decrease in accounts payable and accrued expenses for the year ended December 31, 2009.

Borrowings

        On April 30, 2008, we entered into a Loan, Security and Bulk Purchase Agreement and a Letter of Credit and Security Agreement (collectively, the "Agreement") with Wells Fargo Century, Inc. (the "Lender"), replacing the then existing asset-based secured credit facility with Wells Fargo HSBC Trade Bank, N.A. Pursuant to the Agreement, the Lender may advance up to $45,000,000 to us based on the expected collections of eligible receivables as well as value of our eligible inventory determined in accordance with the Agreement. The outstanding advances may not exceed the lesser of (i) $45,000,000 or (ii) the sum of the value of the eligible receivables and eligible inventory multiplied by their respective advance rates as set forth in the Agreement ($29.1 million at December 31, 2009). At December 31, 2009, the majority of our debt was based on foreign accounts receivable, a majority of which is insured. This credit facility has a two-year term ending April 2010 and is secured by all of our assets. The terms automatically roll over annually; however, the terms and conditions of such credit facility (including, without limitations, rates, eligibility, borrowing base and maximum line) may change. The interest rate for each borrowing under the credit facility is, at our option, either the Wells Fargo Bank N.A. prime rate minus 0.50% (3.25% less 0.50% at December 31, 2009) or the LIBOR rate plus 2.00% (0.25% plus 2.00% at December 31, 2009). As of December 31, 2009, we were in compliance with the covenants of the credit facility.

        At December 31, 2009 and December 31, 2008, amounts drawn against the credit facility were $25.5 million and $14.3 million, respectively. Credit lines have been an important part of operating and growing our business, and market changes affecting accounts receivable have, and will in the future, diminish or increase the borrowing base of available funds under our current credit line. At December 31, 2009 and December 31, 2008, advances were at 88% and 66% of the available borrowing base. At February 28, 2010, we had no balance against our line of credit.

Year ended December 31, 2008

Cash Provided by Operating Activities

        At December 31, 2008, we had $24.7 million in cash, an increase of $4.1 million from December 31, 2007. During the year ended December 31, 2008, we continued to leverage our bank and vendor credit facilities to fund our operations, in addition to reducing our accounts receivable and inventory levels. The net cash provided by operating activities from continuing operations was $10.6 million for the year ended December 31, 2008, which resulted primarily from substantially decreased inventory and accounts receivable levels. The $9.5 million decrease in inventory at December 31, 2008 in addition to a $0.5 million decrease in prepaid inventory were primarily attributable to our efforts to reduce inventory levels as a result of worldwide economic conditions. Accounts receivable decreased $14.9 million primarily due to decreased sales in the second half of 2008, which we believe was substantially the result of the worldwide economic downturn. Accounts payable at December 31, 2008 decreased $9.8 million. The decrease was related to our decreased use of our vendors' credit facilities during the year ended December 31, 2008, as we decreased our inventory levels as noted above.

Days of Sales Outstanding

        Days of sales outstanding at December 31, 2008 was 56 days, compared with 61 days at December 31, 2007. This decrease was due to continuous efforts to keep our customers to the payment terms we provide.

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

Net Cash Used in (Provided by) Financing Activities

        The net cash used in financing activities for the year ended December 31, 2008 of $12.5 million was primarily the result of payments on our bank credit facilities due to less financing needs for our decreased levels of inventory and accounts receivable, compared to 2007, when we had cash provided from financing activities of $1.6 million as a result of funding from our bank credit facilities.

Working Capital

        Our net working capital at December 31, 2008 was $25.6 million, compared with $33.4 million at December 31, 2007. The decrease was primarily due to decreases in inventory and accounts receivable, partially offset by the increase in our cash balance, for the year ended December 31, 2008. In addition, the loss from discontinued operations of $4.1 million also reduced our overall working capital.

Critical Accounting Policies

        We believe the following critical accounting policies are important to the presentation of our financial condition and results, and require management's judgments to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition and Allowance for Returns

        Revenues for wireless handset and accessory sales are recognized when (i) shipment of the products to customers has occurred and title has passed, (ii) when collection of the outstanding receivables is probable and (iii) the final price of the products is determined, which occurs at the time of shipment. Sales are recorded net of discounts, rebates, cooperative arrangements (marketing, training and promotional funds), returns, and allowances. Consideration is given on select sales for cooperative arrangements related to market development, training and special promotions, usually agreed upon in advance. The amount given is generally in the form of a credit memo, which is applied as a reduction of the sale price and recorded as a current liability. Expenditures made pursuant to the agreed-upon activity reduce this liability. To the extent we incur costs in excess of the established cooperative fund, we recognize that amount as a selling or marketing expense. As part of the sales process, we may perform certain value-added services such as programming, software loading and quality assurance testing. These value-added services are considered an ancillary component of the sales process and amounts attributable to these processes are included in the unit cost to the customer. Furthermore, these value-added services are related to services prior to the shipment of the products, and no value-added services are provided after delivery of the products. We recognize a reserve against the related receivables estimates for product returns based on historical experience and other judgmental factors. We evaluate these estimates on an ongoing basis and adjust the estimates each period based on actual product return activity. We recognize freight costs billed to our customers in revenue and actual freight costs incurred as a component of cost of sale.

Allowance for Doubtful Accounts

        We recognize allowance for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience. Credit evaluations are undertaken for all major sales transactions before shipment is authorized. Normal payment terms require payment on a net 30-day or net 60-day basis depending on the customer. On an ongoing basis, we analyze the payment history of customer accounts, including recent customer purchases. We evaluate aged items in accounts receivable and provide reserves for doubtful accounts. Customer creditworthiness and economic conditions may change, including increasing the risk of collectability and sales returns, and may require additional provisions, which could negatively impact our operating results.

Inventory Write-Off and Effect on Gross Margin

        We regularly monitor inventory quantities on hand and record a provision for excess and obsolete inventories based primarily on historical usage rates and our estimated forecast of product demand for a period of time, generally three months. Because of obsolescence, we will generally provide a full reserve for the costs of our inventories in excess of our relevant demand forecast for the applicable period. We attempt to control our inventory levels so that we limit inventories in excess of demand for the succeeding several months. However, because we need to place non-cancelable orders with significant lead time, and because it is difficult to estimate product demand, we sometimes build inventories in excess of demand for the applicable future periods. If this occurs, we provide a reserve, which may have a negative impact on our reported results of operations and financial condition.

Contractual Obligations and Off-Balance Sheet Arrangements

        We lease corporate and administrative office facilities, and equipment under non-cancelable operating leases. Certain of these leases contain renewal options. Rent expense under these leases was approximately $534,000, $558,000, and $628,000 for the years ended December 31, 2009, 2008 and 2007, respectively. We also have a line of credit facility, which is shown on our balance sheet as a current liability and the balance was $25.5 million and $14.3 million at December 31, 2009 and 2008, respectively.

        The following is a schedule of aggregate future minimum rental payments required by the above leases.

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving Line of Credit*	$25,494,140	$25,494,140	—	—	—
Operating Lease Obligations**	948,122	430,586	$517,536	—	—

Total	$26,442,262	$25,924,726	$517,536	—	—

*
the outstanding balance varies daily

**
includes buildings and equipment

        We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Interest Rate

        We are exposed to market risk from changes in interest rates on our outstanding revolving line of credit. At December 31, 2009, we had approximately $25.5 million outstanding, which could be affected by changes in short-term interest rates. The interest rate for the revolving line of credit is the prime rate minus 0.50% (2.75% at March 19, 2010) or LIBOR plus 2.00% (2.26% at March 19, 2010). For every 1% increase in our bank's prime rate or LIBOR, our interest expense would increase by $255,000 assuming the same $25.5 million remained outstanding for the entire year.

        The above sensitivity analysis for interest rate risk excludes accounts receivable, accounts payable and accrued liabilities because of the short-term maturity of such instruments. The analysis does not consider the effect this movement may have on other variables, such as changes in sales volumes, which could be indirectly attributed to changes in interest rates. The actions that we would take in response to such a change are also not considered. If it were possible to quantify this impact, the results could well be different than the sensitivity effects shown above.

Market Risk

        Substantial portions of our revenues and expenses are transacted in markets outside the United States, however all sales transactions and accounts receivable are denominated in U.S. dollars. As a result of our international sales, our future operating results could be adversely affected by a variety of factors, including changes in specific countries' political, economic or regulatory conditions and trade protection measures. Our market risk management includes an accounts receivable insurance policy for both our domestic and foreign sales. However, there can be no assurance that our insurance policy will substantially offset the impact of fluctuations in currency exchange rates, political, economic or regulatory conditions on its results of operations and financial position. We do not believe that foreign currency fluctuations had a material impact on our financial results during 2009, 2008 or 2007.

Item 8.    Financial Statements and Supplementary Data.

        The information required by this item is included below in "Item 15 Exhibits, Financial Statements and Financial Statement Schedules" and incorporated herein.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A(T).    Controls and Procedures.

          (i)  Disclosure Controls and Procedures

        An evaluation was performed pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act") under the supervision and with the participation of our management, including the Chief Executive Officer and President and the Interim Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Chief Executive Officer and President and the Interim Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

         (ii)  Internal Control Over Financial Reporting.

    Management's Report on Internal Control Over Financial Reporting.

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and President and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 as required by the Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management's report in this Annual Report.

       (iii)  Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2009, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors and Executive Officers and Corporate Governance.

        The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2010 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

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

Item 11.    Executive Compensation.

        The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2010 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2010 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2010 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 14.    Principal Accountant Fees and Services.

        The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2010 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules.

  (a)(1) and (a)(2) Financial Statements and Financial Statement Schedules

  See the financial statements and supplementary data beginning on page F-1 and F-22, which are incorporated by reference.

  (a)(3) Exhibits.

  See Exhibit Index, which is incorporated by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2010	By:	/s/ JOSEPH RAM Joseph Ram, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Signature and Title:

March 31, 2010	/s/ JOSEPH RAM Joseph Ram, President, Chief Executive Officer And Director (Principal Executive Officer)
March 31, 2010	/s/ ROGER LAUNGANI Roger Laungani, Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
March 31, 2010	/s/ RANDALL P. MARX Randall P. Marx, Director
March 31, 2010	/s/ ROBERT S. PICOW Robert S. Picow, Director
March 31, 2010	/s/ KIRK A. WALDRON Kirk A. Waldron, Director

INFOSONICS CORPORATION AND SUBSIDIARIES
Consolidated Financial Statements
For the years ended December 31, 2009, 2008 and 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
InfoSonics Corporation and subsidiaries
San Diego, California

        We have audited the accompanying consolidated balance sheets of InfoSonics Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule of InfoSonics Corporation and subsidiaries listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the InfoSonics Corporation and subsidiaries' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoSonics Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We were not engaged to examine management's assessment of the effectiveness of InfoSonics Corporation and subsidiaries internal control over financial reporting as of December 31, 2009 included in the accompanying Management's Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ SINGERLEWAK LLP
Irvine, California
March 31, 2010

INFOSONICS CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$18,418,066	24,714,753
Trade accounts receivable, net of allowance for doubtful accounts of $589,720 and $429,126 as of December 31, 2009 and 2008 respectively	41,914,231	22,727,738
Accounts receivable other	1,003,940	4,209,658
Inventory, net of reserves of $112,135 and $161,556 as of December 31, 2009 and 2008 respectively	3,423,244	4,375,334
Prepaid assets	368,959	244,103
Net assets of discontinued operations	879,896	3,264,817

Total current assets	66,008,336	59,536,403
Property and equipment, net	315,669	498,079
Intangible assets (Note 5)	—	504,000
Other assets	97,768	115,900

Total assets	$66,421,773	$60,654,382

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,618,865	$10,982,306
Accrued expenses	5,665,460	7,304,090
Line of credit	25,494,140	14,273,978
Income taxes payable	91,096	24,100
Net liabilities of discontinued operations	724,366	1,310,434

Total current liabilities	41,593,927	33,894,908

Commitments and Contingencies (Note 8)
Stockholders' equity
Preferred stock, $0.001 par value 10,000,000 shares authorized: 0 shares issued and outstanding	—	—
Common stock, $0.001 par value 40,000,000 shares authorized: 14,184,146 and 15,010,807 shares issued and 14,184,146 and 14,956,270 shares outstanding as of December 31, 2009 and 2008, respectively	14,184	14,956
Treasury stock, at cost (0 shares at 2009 and 54,537 at 2008)	—	(16,900)
Additional paid-in capital	31,727,090	31,666,434
Accumulated other comprehensive loss	(6,944)	(25,211)
Accumulated deficit	(6,906,484)	(4,879,805)

Total stockholders' equity	24,827,846	26,759,474

Total liabilities and stockholders' equity	$66,421,773	$60,654,382

The accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

	For the Year Ended December 31,
	2009	2008	2007
Net sales	$231,310,197	$213,222,973	$214,462,495
Cost of sales	216,003,371	203,210,148	202,803,136

Gross profit	15,306,826	10,012,825	11,659,359
Operating expenses	14,453,692	13,900,063	13,254,681

Operating income (loss) from continuing operations	853,134	(3,887,238)	(1,595,322)
Other income (expense)
Other income	7,575	582,804	2,080,552
Interest income (expense), net	(342,468)	(544,560)	(901,106)

Income (loss) from continuing operations before provision for income taxes	518,241	(3,848,994)	(415,876)
Provision for (benefit from) income taxes	34,500	2,459,659	(1,101,022)

Income (loss) from continuing operations	483,741	(6,308,653)	685,146
Income (loss) from discontinued operations, net of tax (Note 10)	(2,011,252)	(4,106,587)	(2,299,803)

Net income (loss)	$(1,527,511)	$(10,415,240)	$(1,614,657)
Basic earnings (loss) per share
From continuing operations	$0.03	$(0.42)	$0.05
From discontinued operations	$(0.14)	$(0.28)	$(0.16)

Net Income (loss)	$(0.11)	$(0.70)	$(0.11)

Diluted earnings (loss) per share
From continuing operations	$0.03	$(0.42)	$0.05
From discontinued operations	$(0.14)	$(0.28)	$(0.16)

Net Income (loss)	$(0.11)	$(0.70)	$(0.11)

Basic weighted-average number of shares outstanding	14,458,096	14,884,133	14,458,394
Diluted weighted-average number of shares outstanding	14,576,789	14,884,133	14,458,394

The accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Operations

	Fiscal Years Ended December 31,
	2009	2008	2007
Net loss	$(1,527,511)	$(10,415,240)	$(1,614,657)
Other comprehensive income (loss):
Foreign currency translation adjustments	18,267	5,979	(22,325)

Comprehensive loss	$(1,509,244)	$(10,409,261)	$(1,636,982)

The accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

	Common Stock					Accumulated Other Comprehensive Loss
			Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)
	Shares	Amount					Total
Balance, December 31, 2006	14,180,068	14,180	—	30,751,372	7,150,092	(8,865)	37,906,779
Income tax benefit realized	—	—	—	198,178	—	—	198,178
Exercise of stock options	466,999	467	—	285,023	—	—	285,490
Stock-based compensation expense	—	—	—	271,417	—	—	271,417
Foreign currency translation	—	—	—	—	—	(22,325)	(22,325)
Net Loss	—	—	—	—	(1,614,657)	—	(1,614,657)

Balance, December 31, 2007	14,647,067	14,647	—	31,505,990	5,535,435	(31,190)	37,024,882
Exercise of stock options	263,740	264	—	34,022	—	—	34,286
Stock-based compensation expense	—	—	—	93,522	—	—	93,522
Common Stock issuance	100,000	100	—	32,900	—	—	33,000
Treasury Stock	(54,537)	(55)	(16,900)	—	—	—	(16,955)
Foreign currency translation	—	—	—	—	—	5,979	5,979
Net Loss	—	—	—	—	(10,415,240)	—	(10,415,240)

Balance, December 31, 2008	14,956,270	14,956	(16,900)	31,666,434	(4,879,805)	(25,211)	26,759,474
Stock-based compensation expense	—	—	—	60,655	—	—	60,655
Treasury Stock purchase and retirement	(772,124)	(772)	16,900	—	(499,168)	—	(483,040)
Foreign currency translation	—	—	—	—	—	18,267	18,267
Net Loss	—	—	—	—	(1,527,511)	—	(1,527,511)

Balance, December 31, 2009	14,184,146	$14,184	—	$31,727,089	$(6,906,484)	$(6,944)	$24,827,845

The accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net loss	$(1,527,511)	$(10,415,240)	$(1,614,657)
Adjustments to reconcile net loss from operations to net cash provided by (used in) operating activities
Depreciation	336,108	657,597	376,219
Loss on disposal of fixed assets	—	459,318	59,312
Impairment of Intangible assets	504,000	—	—
Provision for bad debt	160,594	(129,216)	(121,210)
Provision for obsolete inventory	(49,421)	(418,882)	325,930
Stock-based compensation expense	60,655	126,522	271,417
(Increase) decrease in
Trade accounts receivable	(19,347,087)	14,933,489	(3,211,828)
Accounts receivable other	3,205,718	(3,710,422)	(341,388)
Inventory	1,001,511	9,523,409	(10,333,221)
Prepaids	(124,859)	640,631	(130,714)
Other assets	18,132	(5,240)	(28,537)
Deferred tax asset current	—	1,203,417	(162,417)
Deferred tax asset non current	—	1,401,671	(1,437,671)
Increase (decrease) in
Accounts payable	(1,363,442)	(9,839,295)	5,012,406
Accrued expenses	(1,638,630)	6,198,118	(155,991)
Income tax liabilities	66,996	(56,460)	63,460

Cash provided by (used in) continuing operations	(18,697,236)	10,569,417	(11,428,890)
Cash provided by discontinued operations, net	1,798,854	6,264,003	2,185,284

Net cash provided by (used in) operating activities	(16,898,382)	16,833,420	(9,243,606)
Cash flows from investing activities
Purchase of property and equipment	$(153,695)	$(463,353)	$(1,387,681)
Sale of property and equipment	—	19,002	—

Cash used in continuing operations	(153,695)	(444,351)	(1,387,681)
Cash provided by discontinued operations	—	132,259	14,618

Net cash used in investing activities	(153,695)	(312,092)	(1,373,063)
Cash flows from financing activities
Borrowings from line of credit	263,893,398	244,112,726	426,734,074
Payments on line of credit	(252,673,236)	(256,593,849)	(425,627,588)
Cash paid for treasury stock	(483,040)	(16,955)	—
Cash received from stock, options and warrants	—	34,286	483,668

Net cash provided by (used in) financing activities	10,737,122	(12,463,792)	1,590,154
Effect of exchange rate changes on cash	18,268	5,063	(22,325)

Net increase (decrease) in cash and cash equivalents	(6,296,687)	4,062,599	(9,048,840)
Cash and cash equivalents, beginning of period	24,714,753	20,652,154	29,700,994
Cash and cash equivalents, end of period	$18,418,066	$24,714,753	$20,652,154
Cash paid for interest	342,476	581,313	899,844
Cash paid for income taxes	—	8,822	—

Non Cash Supplemental disclosures:

During the year ended December 31, 2009, the Company retired 826,661 shares of its treasury stock. The retirement reduced treasury stock and increased the accumulated deficit by $499,168.

The accompanying notes are an integral part of these financial statements.

NOTE 1—ORGANIZATION AND LINE OF BUSINESS

        InfoSonics Corporation ("InfoSonics") was incorporated in February 1994 in the state of California. InfoSonics and its subsidiaries, Axcess Mobile, LLC ("Axcess Mobile"), InfoSonics Latin America, Inc, InfoSonics de Mexico S.A. de C.V., InfoSonics de Guatemala S.A., InfoSonics El Salvador S.A. de C.V., InfoSonics S.A., InfoSonics Colombia S.A., verykool USA, Inc., InfoSonics de Panama and Verykool Hong Kong Limited (collectively, the "Company"), sell wireless telecommunication products and accessories to wireless network operators, carriers, retailers and dealer agents. The Company's principal markets are Central and South America. In September 2003, the Company reincorporated in the state of Maryland under the name InfoSonics Corporation.

NOTE 2—DISCONTINUED OPERATIONS

        During the quarter ended June 30, 2008, the Company assessed opportunities in the United States and Mexico and began to implement actions necessary to close sales operations in both of those countries, which actions continued in the second half of 2008. These two areas accounted for less than 1% of the Company's net sales in 2008, as compared to 12% of net sales for 2007. Due to the changing environment and consolidation in the United States of the regional wireless carriers, along with the challenges of opening sales relations with the wireless carriers in Mexico, the Company's management determined that it was necessary to take decisive actions to mitigate further losses. The results of the discontinued operations are as follows:

	Year Ended December 31,
	2009	2008	2007
Net Sales	$491,514	$869,804	$30,224,232
Gross Loss	(1,372,248)	(2,358,218)	(150,677)
Operating Loss	(2,011,252)	(4,628,207)	(2,675,161)
Capital Expenditures	—	—	9,519
Depreciation and Amortization	—	26,529	32,303

        The operating loss from discontinued operations for 2009 included expenses associated with an arbitration proceeding. In December 2009, the Company became subject to a final arbitral award following completion of an arbitration proceeding in Mexico City, Mexico, in October 2009 before the International Court of Arbitration of the International Chamber of Commerce. The arbitration arose from a payment dispute with a former supplier of wireless handsets to Company. As a result of the arbitral award, the Company has been required to pay the former supplier the disputed amount of $538,840, plus interest accrued from the date of the demand for the disputed payment, for a total of $662,669 in damages (in addition to legal costs associated with the arbitration).

        Liabilities of discontinued operations consist primarily of accounts payable. Assets of discontinued operations are as follows:

	December 31, 2009	December 31, 2008
Cash	$15,974	$8,641
Accounts Receivable	13,228	1,050,758
Inventory	—	1,307,463
Prepaid Taxes	850,694	897,955

Total	$879,896	$3,264,817

NOTE 2—DISCONTINUED OPERATIONS (Continued)

        As of December 31, 2009, the plans for the discontinued operations were substantially completed; however, the Company expects to continue to record adjustments and expenses through discontinued operations as necessary.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The Consolidated Financial Statements include the accounts of InfoSonics and its wholly owned subsidiaries as listed in Note 1. All significant intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition and Allowance for Returns

        Revenues for wireless handset and accessory sales are recognized upon (i) shipment of the products to customers, (ii) when collection of the outstanding receivables are probable and (iii) the final price of the product is determined, which occurs at the time of shipment. Sales are recorded net of discounts, rebates, cooperative arrangements (marketing, training and promotional funds), returns, and allowances. Consideration is given on select sales for cooperative arrangements related to market development, training and special promotions usually agreed upon in advance. The amount given is generally in the form of a credit memo, which is applied as a reduction of the sale. The same amount is recorded as a current liability. Expenditures made pursuant to the agreed-upon activity reduce this liability. To the extent the Company incurs costs in excess of the established cooperative fund, the Company recognizes the amount as a selling or marketing expense. As part of the sales process, the Company may perform certain valued-added services such as programming, software loading and quality assurance testing. These value-added services are considered an ancillary component of the sales process and amounts attributable to these processes are included in the unit cost to the customer. Furthermore, these value-added services are related to services prior to the shipment of the products, and no value-added services are provided after delivery of the products. The Company recognizes as a reserve against the related receivables estimates for product returns based on historical experience and other judgmental factors, evaluates these estimates on an ongoing basis and adjusts its estimates each period based on actual product return activity. The Company recognizes freight costs billed to its customers in revenue and actual freight costs incurred as a component of cost of revenue.

Comprehensive Income (Loss)

        Comprehensive income (loss) as defined by U.S. generally accepted accounting principles (GAAP) includes all changes in equity (net assets) during a period from non-owner sources. The Company's comprehensive loss includes foreign currency translation adjustments, which are excluded from net income and are reported as a separate component of shareholders equity as accumulated other comprehensive loss.

Cash and Cash Equivalents

        For consolidated financial statement purposes, cash equivalents are defined as investments which have an original maturity of ninety days or less from the original date of purchase. Cash and cash equivalents consist of cash on hand and in banks. The Company maintains its cash and cash equivalents balances in a bank that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation. As of December 31, 2009 and 2008, the Company maintained deposits totaling $18.4 million and $24.7 million, respectively, with certain financial institutions in excess of federally insured

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

amounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Trade Accounts Receivable

        The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. The Company evaluates the collectability of its accounts receivable on an ongoing basis. In circumstances where the Company is aware of a specific customer's inability to meet its financial obligations, the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company's historical experience. In certain circumstances, the Company has obtained accounts receivable insurance to mitigate its credit risk. As of December 31, 2009 and 2008, the allowance for doubtful accounts was $589,720 and $429,126, respectively.

Inventory

        Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of wireless phones and wireless phone accessories. The Company provides for the possible inability to sell its inventory by recording a reserve. As of December 31, 2009 and 2008, the inventory obsolescence reserve was $112,135 and $161,556, respectively. From time to time the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of December 31, 2009 and 2008, the prepaid inventory balances were $119,145 and $170, respectively.

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

Fair Value of Financial Instruments

        The Company's financial instruments include cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses and credit facilities. The book value of financial instruments is representative of their fair values. Cash and cash equivalents are the Company's only financial assets required to be measured at fair value and are measured using quoted prices for the identical assets in an identical market (level 1 fair value hierarchy).

Accounting for the Impairment of Long-Lived Assets

        The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Management determined that there was no impairment of long-lived assets during the years ended December 31, 2008 and 2007. However, as of December 31, 2009, the Company evaluated the intangible assets based on new information received regarding the impact of a new tariff passed in Argentina in November 2009 affecting certain imported electronics, including wireless handsets, on the expected future cash flows from these agreements. As a result of

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

this evaluation, the Company concluded that the values of the management agreement and distribution agreement were fully impaired and that the associated $504,000 intangible assets should be written down to zero.

Stock-Based Compensation

        The Company measures compensation cost for all stock-based awards at fair value on the date of grant and recognizes compensation over the service period for awards expected to vest. The fair value of stock options was determined using the Black-Scholes valuation model. Such fair value is recognized as expense over the service period, net of estimated forfeitures.

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

Advertising Expense

        The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the years ended December 31, 2009, 2008 and 2007 was $1,341,168, $2,008,508 and $1,409,535, respectively.

Income Taxes

        The company recognizes deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company's financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company's assets and liabilities result in a deferred tax asset, the company performs an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

        In addition, the Company recognizes the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The Company recognizes interest and penalties related to tax uncertainties as operating expenses.

        Based on our evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

        The Company is subject to U.S. Federal income tax as well as to income tax of multiple state and foreign country jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2006 through 2008 tax years. State income tax returns are subject to examination for a period of three to four years after filing.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share

        The Company computes basic earnings (loss) per share by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common equivalent shares are excluded from the computation if their effect is anti-dilutive. The Company's common share equivalents consist of stock options and warrants.

        Common shares from exercise of certain options and warrants have been excluded from the computation of diluted earnings per share because their exercise prices are greater than the Company's weighted-average stock price for the period. For the years ended December 31, 2009, 2008 and 2007, the number of shares excluded was 1,173,751, 2,339,308 and 2,382,226 respectively. Since their effect would have been anti-dilutive, for the year ended December 31, 2008 the number of shares excluded from the computation of net loss per share was 221,336.

Geographic Reporting

        The Company allocates revenues to geographic areas based on the location to which the product was shipped.

Estimates

        The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Major Suppliers

        The Company contracts with various suppliers. Although there are a limited number of suppliers that could supply the Company's inventory, management believes any shortfalls from existing suppliers might be absorbed from other suppliers on comparable terms; however, there are no assurances of such other suppliers providing products on acceptable terms. Furthermore, a change in suppliers could cause a delay in sales and adversely affect results.

        During the year ended December 31, 2009, the Company purchased materials from one supplier, which accounted for 90% of total cost of sales. During the year ended December 31, 2008, the Company purchased materials from two suppliers, which accounted for 76% and 15% of total cost of sales. During the year ended December 31, 2007, the Company purchased materials from three suppliers, which accounted for 55%, 17% and 11% of total cost of sales.

Concentrations of Revenues and Credit Risk

        The Company provides credit to its customers in the normal course of business. During the year ended December 31, 2009, three customers accounted for 28%, 28% and 18% of total product sales. These customers represented 45% 29% and 4% of accounts receivable, respectively, at December 31, 2009. During the year ended December 31, 2008, three customers accounted for 21%, 21% and 20% of total product sales. These three customers represented 22%, 23% and 17% of accounts receivable, respectively at December 31, 2008. The Company does not obtain collateral with which to secure its accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

reserves for potential credit losses based upon the Company's historical experience related to credit losses and any unusual circumstances that may affect the ability of its customers to meet their obligations. The Company also maintains an insurance policy, which partially covers its customer accounts, and helps to minimize the potential risk of loss. During 2008, the Company renewed its insurance policy, which covers losses up to $50,000,000 and has a zero deductible, with a 5% co-insurance on receivables.

Recently Issued Accounting Pronouncements

  Recently Adopted:

        In September 2006, the Financial Accounting Standards Board ("FASB") issued guidance regarding the fair value of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, which was adopted in the first quarter of 2009. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In December 2007, the FASB issued this guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a noncontrolling interest, sometimes called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. This guidance requires, among other items, that a noncontrolling interest be included in the consolidated statement of financial position within equity separate from the parent's equity; consolidated net income to be reported at amounts inclusive of both the parent's and noncontrolling interest's shares and, separately, the amounts of consolidated net income attributable to the parent and noncontrolling interest all on the consolidated statement of income; and if a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. This guidance became effective for the Company on January 1, 2009 and its adoption did not have a material impact to our consolidated financial statements.

        In March 2008, the FASB issued guidance requiring additional disclosures about objectives and strategies for using derivative instruments, how the derivative instruments and related hedged items are accounted for under existing guidance, and how the derivative instruments and related hedged items affect our financial statements. This guidance also requires disclosures about credit risk-related contingent features in derivative agreements. The adoption of this guidance did not have a material impact to our consolidated financial statements as the Company does not have derivative instruments for purposes of hedging activities.

        In May 2008, the FASB issued guidance that applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative. Under this guidance, companies are required to separately account for the liability and equity components of convertible debt by first determining the carrying amount of the liability component by measuring the fair value of a similar liability that does not have an associated equity component and then determining the carrying amount of the equity component embedded in the instrument by deducting the fair value of the liability component from the initial proceeds ascribed to the convertible debt instrument as a whole. The carrying amount of the equity component will then be amortized over the expected life of the debt to interest expense. The Company adopted this during the first quarter of 2009, which did not have a material impact to the consolidated financial statements as the Company does not have convertible notes outstanding which can be converted in whole or in part, to cash.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In December 2007, the FASB issued guidance requiring that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. The guidance requires an acquirer in a business combination, including business combinations achieved in states (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquire at the acquisition date, measured at their fair values of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. This guidance became effective for the Company on January 1, 2009 and did not have a material impact to our consolidated financial statements as the Company did not make any acquisitions in 2009.

        On June 30, 2009, we adopted FASB guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, the guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        Effective January 1, 2009, we adopted FASB guidance that requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination should be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies should be based on a systematic and rational method depending on their nature and contingent consideration arrangements; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. The provisions of this guidance did not have a material impact to our consolidated financial statements, as the Company did not make any acquisitions in 2009.

        On January 1, 2009, we adopted FASB guidance that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under GAAP. The adoption of this guidance did not have a material impact to our consolidated financial statements.

        In June 2009, the FASB issued guidance that establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This guidance became effective for us for the period ended September 30, 2009 and did not have a material impact on the consolidated financial statements.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  ISSUED (Not adopted yet):

        In June 2009, the FASB issued guidance to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This guidance is effective for fiscal years and interim periods beginning after November 15, 2009. Management does not expect the adoption of this guidance to have a material impact on the Company's financial statements.

        In June 2009, the FASB issued guidance that relates to ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This guidance adds an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity's economic performance. The guidance is effective as of the beginning of each reporting period that begins after November 15, 2009. Management does not expect the adoption of this guidance to have a material impact on the Company's financial statements.

NOTE 4—PROPERTY AND EQUIPMENT

        Property and equipment are primarily located in the United States and consisted of the following as of the dates presented:

	December 31,
	2009	2008
Machinery and Equipment	$471,953	$469,411
Tooling, Molds and Software	481,984	330,828
Furniture and Fixtures	106,314	106,314

	1,060,251	906,553
Less Accumulated Depreciation	744,582	408,474

Total	$315,669	$498,079

        Depreciation expense was $336,108, $657,597 and $376,219 for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 5—INTANGIBLE ASSETS

        As a result of the purchase of Primasel S.A. in Argentina in 2005, the Company recorded intangible assets of $504,000. These assets consisted of a management agreement and a distribution agreement with values of $378,000 and $126,000, respectively, at December 31, 2008. As of December 31, 2009, the Company evaluated the intangible assets based on new information received regarding the impact of a new tariff passed in Argentina in November 2009 affecting certain imported electronics, including wireless handsets, on the expected future cash flows from these agreements. As a result of this evaluation, the Company concluded that the values of the management agreement and distribution agreement were fully impaired and that the associated $504,000 intangible assets should be written down to zero.

NOTE 6—LINE OF CREDIT

        On April 30, 2008, the company entered into a Loan, Security and Bulk Purchase Agreement and a Letter of Credit and Security Agreement (collectively, the "Agreement") with Wells Fargo Century, Inc. (the "Lender"), replacing the then-existing asset-based secured credit facility with Wells Fargo HSBC Trade Bank, N.A. Pursuant to the Agreement, the Lender may advance up to $45,000,000 to us based on the expected collections of eligible receivables as well as value of our eligible inventory determined in accordance with the Agreement. The outstanding advances may not exceed the lesser of (i) $45,000,000 or (ii) the sum of the value of the eligible receivables and eligible inventory multiplied by their respective advance rates as set forth in the Agreement ($29.1 million at December 31, 2009). At December 31, 2009, the majority of our debt was based on foreign accounts receivable, a majority of which is insured. This credit facility has an initial two-year term ending April 2010, and is secured by all of our assets. The terms automatically roll over annually; however, the terms and conditions of such credit facility (including, without limitation, rates, eligibility, borrowing base and maximum line) may change. The interest rate for each borrowing under the credit facility is, at our option, either the Wells Fargo Bank N.A. prime rate minus 0.50% (3.25% less 0.50% at December 31, 2009) or the LIBOR rate plus 2.00% (0.25% plus 2.00% at December 31, 2009). As of December 31, 2009, we were in compliance with the covenants of the credit facility.

        At December 31, 2009 and December 31, 2008, amounts drawn against the Lender line of credit were $25.5 million and $14.3 million, respectively. Credit lines have been an important part of operating and growing our business, and market changes affecting accounts receivable have, and will in the future, diminish or increase the borrowing base of available funds under our current credit line. At December 31, 2009 and December 31, 2008, advances were at 88% and 66% of the available borrowing base. At February 28, 2010, our line of credit balance was zero.

NOTE 7—ACCRUED EXPENSES

        As of December 31, 2009 and 2008, accrued expenses consisted of the following:

	December 31, 2009	December 31, 2008
Accrued product costs	$1,476,677	$3,070,058
Accrued legal settlement*	—	4,150,000
Other accruals	4,188,783	84,032

Total	$5,665,460	$7,304,090

*
This amount was offset by an equal amount due from our insurance carrier (included in accounts receivable other in the accompanying December 31 2008 Balance Sheet).

NOTE 8—COMMITMENTS AND CONTINGENCIES

Leases

        The Company leases its corporate and administrative offices, warehouse and distribution centers, and certain equipment under operating lease agreements, which expire through September 2012. Certain of the agreements contain renewal options. Future minimum payments under these operating lease agreements at December 31, 2009 were as follows:

Year Ending December 31,	Payments
2010	430,586
2011	311,544
2012	205,992

Total	$948,122

        Rent expense was $533,762, $557,689 and $628,354 for the years ended December 31, 2009, 2008 and 2007, respectively.

        In September 2007, we entered into an early termination of our then-existing space for our corporate and administrative office facilities, receiving net proceeds of $2,080,552. Also in September 2007, the Company entered into a building lease agreement for its new corporate and administrative office facilities. The new lease agreement is for a period of 60 months and requires monthly rental payments of $20,361. In addition, commencing on each anniversary date of the lease, the monthly rent will increase by 3%.

Litigation

        The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. As of December 31, 2009, except as disclosed below, the Company did not have any material litigation outstanding, and management does not expect any matters to have a material impact on the Company's liquidity or the financial statements taken as a whole.

Securities Class Actions

        InfoSonics has settled the securities class action against the Company and certain of its officers and directors, captioned In Re: InfoSonics Corporation Securities Litigation, Lead Case No. 06 CV 1231, filed in the United States District Court for the Southern District of California. Plaintiffs' third amended consolidated complaint had alleged violations of Section 10(b) of the Exchange Act and associated Rule 10b-5, Section 20(a) and Section 20A in connection with the announcement of the Company's restatement of first quarter 2006 earnings and in connection with allegedly false and/or misleading statements related to the Company's distribution of the VK Mobile phone. On October 17, 2008, the parties entered a Stipulation and Agreement of Settlement (the "Securities Settlement") of the case, which provides for, among other things, a dismissal with prejudice of the lawsuit, releases of the defendants, and a payment by the Company or its insurer of $3.8 million to plaintiffs (inclusive of any plaintiffs' attorneys fees, to be determined by the Court). The Securities Settlement further provides that defendants deny any liability or responsibility for the claims made and make no admission of any wrongdoing. On February 10, 2009, the Company's insurer funded the full settlement payment. On May 5, 2009, the Court entered an order finally approving the Securities Settlement as fair and reasonable, and directing the clerk to enter final judgment and dismissing the action with prejudice.

NOTE 8—COMMITMENTS AND CONTINGENCIES (Continued)

Derivative Action

        InfoSonics has settled the derivative action purportedly on behalf of the Company against certain of its officers and directors, and the Company as a nominal defendant, captioned In Re InfoSonics Corporation Derivative Litigation, Lead Case No. 06 CV 1336, filed in the United States District Court for the Southern District of California. Plaintiffs' consolidated complaint had alleged claims for violations of Section 14(a) of the Exchange Act, Sections 25402 and 25403 of the California Corporations Code, disgorgement under the Sarbanes-Oxley Act of 2002, breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, rescission, a constructive trust, and an accounting, in connection with the Company's restatement of first quarter 2006 earnings and in connection with allegations of wrongdoing with respect to granting, exercising, accounting and reporting of the stock options that the Company granted in December 2005. On September 4, 2007, the Court granted defendants' motion to dismiss for failure to make a demand on the board, and also granted with prejudice the motion to dismiss the Sarbanes-Oxley claim. On October 17, 2008, the parties entered into a Stipulation and Agreement of Settlement (the "Derivative Settlement"), which provides for, among other things, a dismissal with prejudice of the lawsuit, releases of the defendants, corporate governance changes and a payment by the Company or its insurer of plaintiffs' attorneys fees to be ordered by the Court up to a maximum of $350,000. The Derivative Settlement further provides that defendants deny any liability or responsibility for the claims made and make no admission of any wrongdoing. The Company's insurer funded the full settlement payment. On June 3, 2009, the Court approved the settlement and entered the final judgment and order of dismissal with prejudice of the case.

LG Litigation

        On July 1, 2009, the Company filed suit in the Superior Court of the State of California, County of San Diego (Case No. 37-2009-00092797-CU-BT-CTL) against LG Electronics, Inc., LG Electronics USA, Inc., LG Electronics Panama S.A., LG Electronics Inc. Chile LTDA, LG Electronics Guatemala S.A. de C.V. and DOES 1-10. The complaint alleges claims for interference with contractual relations/inducing breach of contract, intentional interference with prospective economic relations, negligent interference with prospective economic relations, breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, fraud, promissory estoppel and violation of California Business and Professions Code §§ 17200, et seq. The Company is seeking in excess of $5 million in damages. On July 31, 2009, the defendants removed the case to federal court in San Diego. The Company recently filed an amended complaint.

Vendors

        The Company has entered into written agreements with some of its supplier-manufacturers. None of these agreements require minimum amounts of product to be purchased. Some of the agreements contain automatic renewal clauses and the Company believes that it will be able to renew these contracts with similar terms upon their individual expiration.

Employee Agreements and Compensation

        During 2006, the Company provided a retirement savings plan for all full-time employees. Employees are eligible after 90 days of service with the Company. The Company provides an employer matching contribution to all employees enrolled in the plan, but this contribution has been suspended for 2009 and 2010. For the years ended December 31, 2008 and 2007, the Company provided $63,000

NOTE 8—COMMITMENTS AND CONTINGENCIES (Continued)

and $82,000, respectively, for the employees in the plan. All matching contributions are fully vested by the employee upon payment by the Company.

        The Company entered into an employment agreement with its Chief Executive Officer in April 2008 that expires in April 2012. The employment agreement provides for an annual salary of $325,000. The agreement also provides that the Company may terminate the agreement upon 30 days written notice if termination is without cause. The Company's only obligation would be to pay its Chief Executive Officer the greater of a) 18 months' salary or b) one-half of the salary payable over the remaining term of the agreement.

NOTE 9—STOCKHOLDERS' EQUITY

Preferred Stock

        The Company has authorized the issuance of 10,000,000 shares of preferred stock, which may be issued from time to time in one or more series by the Board of Directors. In addition, the Board is authorized to set the rights, preferences, privileges and restrictions of these shares, including dividends rights, conversion rights, voting rights and liquidation preferences. These shares may have rights senior to those of the Company's common stock holders. As of December 31, 2009 and 2008, the Company did not have any preferred shares outstanding.

Common Stock

        During 2007, the Company issued shares related to the exercise of previously issued stock options. A total of 466,999 shares of common stock were issued for proceeds of $285,490, with a range of exercise prices on the options exercised of $0.13 to $2.25.

        In October 2008, the Company issued 100,000 unregistered shares of common stock in exchange for a temporary change to a revenue sharing agreement. The Company recorded a corresponding expense related to the issuance of these shares for $33,000 as stock-based compensation in the accompanying Statement of Operations.

Treasury Stock

        On December 15, 2008, the Company announced a share buyback program, authorizing up to $500,000 to be used for stock repurchases. During the twelve months ended December 31, 2009, we repurchased 772,124 shares of our common stock at a total cost (including brokerage commissions) of $483,040 at an average price per share of $0.63. During December 2008, we repurchased 54,537 shares of our common stock at a total cost (including brokerage commissions) of $16,955, at an average price per share of $0.31. During the twelve months ended December 31, 2009, the Company retired 826,661 shares of stock. The retirement reduced treasury stock and increased the accumulated deficit by $499,168.

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

NOTE 9—STOCKHOLDERS' EQUITY (Continued)

non-employee directors, vest over a period of three years and expire five years after the date of grant. No shares remain available for grant under the 2003 Plan, as amended.

        In June 2006, the stockholders approved the 2006 equity incentive plan (the "2006 Plan"), with 1,000,000 shares of the Company's common stock authorized for issuance under the 2006 Plan. An additional 348,208 shares of the Company's common stock were rolled into the 2006 Plan from the 2003 Plan. The 2006 Plan is intended to provide incentives to key employees, officers, and directors of the Company who provide significant services to the Company. As of December 31, 2009 there were 934,000 shares available for grant under the 2006 Plan. The exercise price will be determined by the Compensation Committee, but will be at least equal to fair market value of the common stock on the date of grant of such option. The Compensation Committee also establishes the vesting schedule for each option granted and the term of each option, which cannot exceed ten years from the date of grant.

        Our stock options vest on an annual or a monthly basis. As of December 31, 2009, there was $119,707 of total unrecognized compensation expense related to the non-vested stock options. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. That expense is expected to be recognized over the next weighted-average period of 3.25 years. Such amounts may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. GAAP provides that income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the year ended December 31, 2009, we recorded an expense of $60,655 related to options granted to our non-employee directors. These options had been granted prior to January 1, 2006. Under current U.S. federal tax law, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2009, 2008 and 2007: risk-free interest rate of 0.91% in 2009, 1.47% in 2008 and 4.66% in 2007, based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0% as the Company has not, and does not intend to, issue dividends; and expected lives of 3 to 7 years based upon the historical life of the Company's options. For grants in 2009, 2008 and 2007, the expected volatility used ranged from 62% to 108%, based on the Company's historical stock price fluctuations for a period matching the expected life of the options.

NOTE 9—STOCKHOLDERS' EQUITY (Continued)

        A summary of option activity under all of the above plans as of December 31, 2009, and changes during the years ended 2007, 2008 and 2009 are presented in the table below:

	Shares	Wtd. Avg. Exercise Price		Wtd. Avg. Remaining Contractual Life
Outstanding at December 31, 2006	3,117,324		$2.56	3.37 years
Granted during fiscal year 2007	40,000		$3.79	5.19 years
Exercised during fiscal year 2007	466,999		$0.84
Returned during fiscal year 2007	83,389		$11,09

Outstanding at December 31, 2007	2,606,936		$2.66	2.63 years
Granted during fiscal year 2008	183,000		$1.04	5.19 years
Exercised during fiscal year 2008	263,740		$0.13
Returned during fiscal year 2008	950,252		$5.05

Outstanding at December 31, 2008	1,575,944		$1.46	2.98 years
Granted during fiscal year 2009	252,500		$0.51	5.19 years
Exercised during fiscal year 2009	0	$
Returned during fiscal year 2009	546,000		$0.56

Outstanding at December 31, 2009	1,282,444		$1.65	3.25 years

Vested and expected to vest	1,282,444		$1.65	3.25 years

Exercisable at December 31, 2009	1,027,159		$1.88	2.59 years

        A summary of the status of the Company's non-vested options at December 31, 2009, and changes during the year then ended are presented below:

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2008	146,660	$1.27
Granted	252,500	$0.51
Vested	41,375	$1.29
Forfeited	102,500	$0.77

Non-vested at December 31, 2009	255,285	$0.72

        The weighted-average grant-date fair value of options granted during the year ended December 31, 2009 was $0.51. The total intrinsic value of options granted during the year ended December 31, 2009 was $0. The stock-based compensation unrecognized expense for future periods as of December 31, 2009 is $119,707 with a weighted-average remaining vesting period of 3.25 years.

NOTE 9—STOCKHOLDERS' EQUITY (Continued)

        The weighted-average remaining contractual life of the options outstanding at December 31, 2009 was 3.25 years. The weighted-average fair value per share of options granted was $0.51, $1.04 and $3.79 for the years ended December 31, 2009, 2008 and 2007, respectively. The exercise prices of the options outstanding at December 31, 2009 ranged from $0.13 to $5.91, and information relating to these options is as follows:

Range of Exercise Prices	Stock Options Outstanding	Stock Options Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price of Options Outstanding	Weighted- Average Exercise Price of Options Exercisable
$0.13 to $1.04	686,000	437,625	3.12 years	$0.63	$0.78
$1.65 to $2.25	294,000	294,000	2.43 years	$2.06	$2.06
$3.00 to $5.91	302,444	295,534	4.33 years	$3.24	$3.06

	1,282,444	1,027,159	3.25 years	$1.65	$1.88

        Stock-based compensation included in the results of operations for the year ended December 31, 2009 is as follows:

Year ended December 31, 2009
Officer compensation	$10,587
Non-employee directors	3,801
Sales, general and administrative	46,267

Total stock option expense, included in total operating expenses	$60,655

NOTE 10—INCOME TAXES

        Following the Company's adoption of FASB guidance regarding accounting for uncertainty in income taxes on January 1, 2007, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with the guidance. In this regard, an uncertain tax position represents the Company's expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company concluded that at this time there are no uncertain tax positions. As a result of applying this guidance, there was no cumulative effect on retained earnings.

        The Company is subject to US federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2008 remain open to examination. As of December 31, 2009, the Company does not expect any material changes to unrecognized tax positions within the next twelve months. The adoption of the FASB guidance described above is not expected to have a material effect on the Company's consolidated results of operations or cash flows.

        The valuation reserve as of December 31, 2009 represents deferred tax assets which management believes, based on the Company's history of operating losses, may not be realized in future periods. The valuation allowance was decreased by $8,653 in 2009.

NOTE 10—INCOME TAXES (Continued)

        The following table presents the current and deferred income tax provision for federal and state income taxes for the years ended December 31, 2009, 2008 and 2007:

	For the Year Ended December 31,
	2009	2008	2007
Current tax provision
Federal	$—	$—	$(14,723)
State	1,600	1,232	(8,132)
Foreign	32,900	(56,461)	63,451

Total	34,500	(55,229)	40,596
Deferred tax provision (benefit)
Federal	120,941	(813,132)	(1,661,974)
State	(112,288)	203,875	61,785)

Total	8,653	(609,257)	(1,600,189)

Plus: change in valuation allowance	(8,653)	3,213,345	—

Total provision (benefit) for income taxes discontinued operations	—	(89,200)	458,571

Total provision (benefit) for income taxes continuing operations	$34,500	$2,459,659	$(1,101,022)

        The provision (benefit) for income taxes differs from the amount that would result from applying the federal statutory rate for the years ended December 31, 2009, 2008 and 2007:

	For the Year Ended December 31,
	2009	2008	2007
Statutory regular federal income tax rate	34.0%	34.0%	34.0%
State taxes net of federal benefit	4.6	(5.1)	3.3
Non-deductible entertainment	1.6	(0.4)	(0.5)
Foreign income tax rate differential	(210.6)	24.4	10.9
Valuation Allowance	(1.69)	(72.8)	—
Foreign Dividend Received	207.9	(45.6)	—
Other	(28.7)	1.5	0.6

Total	7.2%	(64.0)%	48.3%

NOTE 10—INCOME TAXES (Continued)

        Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of December 31, 2009 and 2008 consisted of the following:

	December 31,
	2009	2008
Current deferred tax assets
Allowance for bad debt	$116,131	$155,885
Share-based payment expense	732,098	671,379
Allowance for obsolete inventory	86,510	58,687
State tax expense	544	544
Accrued compensation	25,835	20,837
Contribution carryover	49,159	30,329
Credits	—	47,571
Other accruals	44,831	687,451

Current deferred tax assets	1,055,108	1,672,683

Total Current deferred tax assets	1,055,108	1,672,683
Non-current deferred tax assets
Depreciation	90,424	(88,061)
Capital loss	193,298	—
APB 23 unrepatriated foreign Earnings	(863,422)	—
Net operating loss	2,729,284	1,628,723

Total non-current deferred tax assets	2,149,584	1,540,662

Valuation Allowance	(3,204,692)	(3,213,345)

Net deferred tax assets	$—	$—

        At December 31, 2009, the Company had federal and state net operating loss carry forwards of approximately $10,195,000 and $11,585,000 respectively. The federal and state loss carry forwards begin to expire in 2025 and 2017 respectively.

        Included in the net operating loss balances above are approximately $1,821,000 and $1,061,000, for 2009 and 2008, respectively, which are attributed to the exercise of non-qualified stock options for which the tax effect will be a component of the Company's Additional Paid in Capital. Pursuant to Internal Revenue Code Section 382, use of the Company's net operating loss carry forwards will be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

        At December 31, 2009, the Company had federal and state capital loss carry forwards of approximately $504,000. The federal and state capital loss carry forwards begin to expire in 2015 unless previously utilized.

NOTE 11—SEGMENT AND RELATED INFORMATION

        GAAP requires that the Company disclose certain information about it operating segments, which are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company currently operates one business segment. Summarized financial information

NOTE 11—SEGMENT AND RELATED INFORMATION (Continued)

concerning the Company's reportable regions is shown in the following tables for the years ended December 31, 2009, 2008 and 2007.

        All fixed assets are located in the Company's offices in the United States or in Asia at contract manufacturing facilities. Geographical revenues for the years ended December 31, 2009, 2008 and 2007 were as follows:

	For the Year Ended December 31,
	2009	2008	2007
Central America	$20,647,030	$50,617,442	$73,965,770
South America	210,663,167	162,605,531	140,496,725

Total	$231,310,197	$213,222,973	$214,462,495

        During the years ended December 31, 2009, 2008, and 2007, no revenues from any individual country other than Argentina were greater than 10% of the Company's consolidated revenues.

SUPPLEMENTAL INFORMATION
Valuation and Qualifying Accounts—Schedule II

	Balance, beginning of year	Additions charged to operations	Deletions from Reserve	Balance, end of year
Allowance for doubtful accounts
December 31, 2009	$429,126	$443,938	$283,344	$589,720
December 31, 2008	558,342	267,036	396,252	429,126
December 31, 2007	679,553	353,268	474,479	558,342
Reserve for inventory obsolescence
December 31, 2009	$161,556	$73,000	$122,421	$112,135
December 31, 2008	580,438	983,763	1,402,645	161,556
December 31, 2007	254,508	1,172,961	847,031	580,438

EXHIBIT INDEX

Number	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Amendment to Bylaws, approved March 5, 2007(13)
4.1	Specimen Common Stock Certificate(1)
4.2	1998 Stock Option Plan(2)
4.3	2003 Stock Option Plan, as amended(11)
4.4	Form of Stock Option Agreement—2003 Stock Option Plan—Non Employee Director(3)
4.5	Form of Stock Option Agreement—2003 Stock Option Plan—Incentive Stock Option(3)
4.6	2006 Equity Incentive Plan(7)
4.7	Form of Stock Option Grant Notice/Stock Option Agreement(8)
4.8	Form of Amended and Restated Stock Option Agreement (Non-Employee Directors' Option)(7)
10.1	Stock Purchase Agreement dated as of January 26, 2004 among InfoSonics, InfoSonics Mexico, Inc., Joseph Ram and Abraham Rosler concerning InfoSonics de Mexico(1)
10.2	Securities Purchase Agreement by and among InfoSonics and the investors listed thereon dated January 30, 2005(4)
10.3	Form of Common Stock Purchase Warrant(4)
10.4	Form of Amendment No. 1 to Common Stock Purchase Warrant(9)
10.5	Credit Agreement dated October 6, 2005 between InfoSonics and Wells Fargo HSBC Trade Bank, National Association(5)
10.7	Letter re: Credit Agreement dated September 29, 2006 between InfoSonics and Wells Fargo HSBC Trade Bank, N.A.(10)
10.8	Seventh Amendment to Credit Agreement dated April 21, 2008 between InfoSonics and Wells Fargo HSBC Trade Bank, N.A.(15)
10.9	Loan, Security and Bulk Purchase Agreement dated April 30, 2008, between InfoSonics and Wells Fargo Century, Inc.(16)
10.10	Letter of Credit and Security Agreement dated April 30, 2008, between InfoSonics and Wells Fargo Century, Inc.(16)
10.11	Agreement for Purchase and Sale of Assets dated October 20, 2004 between The Mobile Solution Corporation and Axcess Mobile, LLC (InfoSonics' subsidiary)(6)
10.12	Employment Agreement effective of April 1, 2008 between InfoSonics and Joseph Ram(14)(*)
10.13	Employment Agreement effective of April 1, 2008 between InfoSonics and Abraham Rosler(14)(*)
10.14	Employment Agreement effective of April 1, 2008 between InfoSonics and Jeffrey Klausner(14)(*)
10.15	Lease Termination Agreement dated August 23, 2007, by and between Biomed Realty, L.P. and the Company(12)

Number	Description
10.16	Office Space Lease, dated September 10, 2007, by and between UTC Properties LLC and the Company(12)
10.17	Distribution Agreement by and between InfoSonics and Samsung Electronics Argentina S.A. effective April 8, 2008(14)
10.18	Stock Purchase and Sale Agreement, dated January 19, 2005 between InfoSonics and Fanrock Investments, Limited(17)
10.19	Amendment No. 1 to Stock Purchase and Sale Agreement, dated May 15, 2008 between InfoSonics and Fanrock Investments, Limited(17)
10.20	Common Stock Purchase Agreement, dated May 15, 2008 by and between InfoSonics and Fanrock Investments, Limited(17)
10.21	Memorandum of Understanding for In Re: InfoSonics Corporation Securities Litigation, Lead Case No. 06CV 1231 dated August 8, 2008(18)
10.22	Memorandum of Understanding for In Re: InfoSonics Corporation Derivative Litigation, Lead Case No. 06CV 1231 dated August 6, 2008(18)
10.23	Escrow Agreement In Re: InfoSonics Corporation Securities Litigation, dated October 16, 2008(19)
10.24	Separation and Release Agreement, dated January 28, 2009, between John Althoff and InfoSonics(20)
10.25	Distribution Agreement by and between InfoSonics and Samsung Electronics Argentina S.A. effective January 22, 2009(21)
10.26	Agreement and General Release of Claims, dated October 6, 2009, by and among Abraham Rosler, the Abraham Rosler Family Trust and InfoSonics Corporation(22)
10.27	Addendum to Distribution Agreement by and between InfoSonics Corporation and Samsung Electronics Argentina S.A. effective as of January 6, 2010(23)
21	Subsidiaries of InfoSonics(+)
23	Consent of Independent Registered Public Accounting Firm(+)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002(+)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002(+)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002(+)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002(+)

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1, filed on January 30, 2004.

(2)
Incorporated by reference to Amendment No. 6 to the Company's Registration Statement on Form S-1/A, filed on May 20, 2004.

(3)
Incorporated by reference to the Company's Current Report on Form 8-K, filed on January 25, 2005.

(4)
Incorporated by reference to the Company's Current Report on Form 8-K, filed on February 2, 2006.

(5)
Incorporated by reference to the Company's Current Report on Form 8-K, filed on October 13, 2005.

(6)
Incorporated by reference to the Company's Current Report on Form 8-K, filed on November 3, 2004.

(7)
Incorporated by reference to the Company's Registration Statement on Form S-8, filed on June 12, 2006.

(8)
Incorporated by reference to the Company's Current Report on Form 8-K, filed on June 12, 2006.

(9)
Incorporated by reference to the Company's Current Report on Form 8-K, filed on June 12, 2006.

(10)
Incorporated by reference to the Company's Current Report on Form 8-K, filed on October 5, 2006.

(11)
Incorporated by reference to the Company's Annual Report on Form 10-K, filed on March 31, 2006.

(12)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed on November 14, 2007.

(13)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed on May 15, 2007.

(14)
Incorporated by reference to the Company's Current Report on Form 8-K, filed on April 14, 2008.

(15)
Incorporated by reference to the Company's Current Report on Form 8-K, filed on April 23, 2008.

(16)
Incorporated by reference to the Company's Current Report on Form 8-K, filed on May 6, 2008.

(17)
Incorporated by reference to the Company's Current Report on Form 8-K, filed on May 19, 2008.

(18)
Incorporated by reference to the Company's Current Report on Form 8-K, filed on August 12, 2008.

(19)
Incorporated by reference to the Company's Quarterly Report on Form 10-Q, filed on November 14, 2008.

(20)
Incorporated by reference to the Company's Annual Report on Form 10-K, filed on March 31, 2009.

(21)
Incorporated by reference to the Company's Current Report on Form 8-K, filed on January 26, 2009.

(22)
Incorporated by reference to the Company's Current Report on Form 8-K, filed on October 8, 2009.

(23)
Incorporated by reference to the Company's Current Report on Form 8-K, filed on January 12, 2010.

(*)
Indicates a management contract or compensatory plan or arrangement

(+)
Filed herewith