Form 10-Q
period 2010-03-31
INFOSONICS CORP
filed 2010-05-14
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 14, 2010, the Registrant had 14,184,146 shares outstanding of its $0.001 par value common stock.

InfoSonics Corporation and Subsidiaries

Quarterly Report on Form 10-Q For The Three Months Ended March 31, 2010

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$25,734,245	$18,418,066
Accounts receivable, net of allowance for doubtful accounts of $184,814 (unaudited) and $589,720	19,195,460	41,914,231
Accounts receivable other	796,394	1,003,940
Inventory, net of reserves of $99,693 (unaudited) and $112,135	3,363,184	3,423,244
Prepaid assets	388,504	368,959
Assets of discontinued operations	923,453	879,896

Total current assets	50,401,240	66,008,336

Property and equipment, net	332,952	315,669
Other assets	58,520	97,768

Total assets	$50,792,712	$66,421,773

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,737,659	$9,618,865
Accrued expenses	6,012,872	5,665,460
Line of credit	12,626,234	25,494,140
Income taxes payable	93,846	91,096
Liabilities of discontinued operations	63,136	724,366

Total current liabilities	26,533,747	41,593,927

Total liabilities	26,533,747	41,593,927

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized (no shares issued and outstanding as of applicable period end)	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized; 14,184,146 shares issued and outstanding as of March 31, 2010 and December 31, 2009	14,184	14,184
Additional paid-in capital	31,738,360	31,727,090
Accumulated other comprehensive loss	(19,945)	(6,944)
Accumulated deficit	(7,473,634)	(6,906,484)

Total stockholders’ equity	24,258,965	24,827,846

Total liabilities and stockholders’ equity	$50,792,712	$66,421,773

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended March 31,
	2010	2009

Net sales	$27,541,043	$42,625,118
Cost of sales	26,099,608	39,270,497

Gross profit	1,441,435	3,354,621
Operating expenses	1,974,431	2,876,972

Operating income (loss) from continuing operations	(532,996)	477,649

Other income (expense)
Other income (expense)	(405)	42
Interest expense (net)	(23,331)	(27,878)

Income (loss) from continuing operations before provision for income taxes	(556,732)	449,813
Provision for income taxes	4,350	9,700

Income (loss) from continuing operations	(561,082)	440,113
Loss from discontinued operations, net of tax (Note 10)	(6,068)	(193,061)

Net income (loss)	$(567,150)	$247,052

Basic earnings (loss) per share
From continuing operations	$(0.04)	$0.03
From discontinued operations	$0.00	$(0.01)
Net income (loss)	$(0.04)	$0.02
Diluted earnings (loss) per share
From continuing operations	$(0.04)	$0.03
From discontinued operations	$0.00	$(0.01)
Net income (loss)	$(0.04)	$0.02

Basic weighted-average number of common shares outstanding	14,184,146	14,881,774

Diluted weighted-average number of common shares outstanding	14,184,146	14,885,887

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Comprehensive Operations

(unaudited)

	For the Three Months Ended March 31,
	2010	2009

Net profit income (loss)	$(567,150)	$247,052
Other comprehensive income (loss):
Foreign currency translation adjustments	(13,001)	16,954
Comprehensive income (loss)	$(580,151)	$264,006

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(567,150)	$247,052
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	71,456	74,097
Provision for bad debt	(404,906)	(5,079)
Impairment on fixed assets	398	—
Provision for obsolete inventory	(12,442)	—
Stock -based compensation expense	11,270	13,445
(Increase) decrease in
Accounts receivable	23,123,677	(14,014,159)
Accounts receivable other	207,546	2,867,913
Inventory	72,502	376,592
Prepaids	(19,543)	(364,814)
Other assets	39,248	5,726
Increase (decrease) in
Accounts payable	(1,881,206)	(8,303,771)
Accrued expenses	347,412	(1,044,953)
Income tax liabilities	2,750	8,030
Cash provided by (used in) continuing operations	20,991,012	(20,139,921)
Cash provided by (used in) discontinued operations	(704,787)	163,504
Net cash provided by (used in) operating activities	20,286,225	(19,976,417)

Cash flows from investing activities:
Purchase of property and equipment	(89,139)	(111,839)
Net cash used in investing activities	(89,139)	(111,839)

Cash flows from financing activities:
Net Borrowings (Payments on) line of credit	(12,867,906)	7,250,523
Cash paid for treasury stock	—	(36,557)
Net cash provided by (used in) financing activities	(12,867,906)	7,213,966

Effect of exchange rate changes on cash	13,001	16,032

Net increase (decrease) in cash and cash equivalents	7,316,179	(12,858,258)

Cash and cash equivalents, beginning of period	18,418,066	24,714,753

Cash and cash equivalents, end of period	$25,734,245	$11,856,495
Cash paid for interest	23,331	27,885
Cash paid for taxes	—	—

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation

Condensed Notes to Consolidated Financial Statements

(unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements and these condensed notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the financial position or results of operations of InfoSonics Corporation (the “Company”), although they may. These unaudited consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  These unaudited consolidated financial statements reflect all adjustments considered, in the opinion of the Company’s management, necessary to fairly present the results for the periods covered herein and such adjustments are considered of a normal recurring nature.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries, Axcess Mobile LLC, InfoSonics Latin America, Inc., InfoSonics de Mexico S.A. de C.V., InfoSonics de Guatemala S.A., InfoSonics El Salvador S.A. de C.V., InfoSonics S.A., InfoSonics De Panama S.A, InfoSonics Colombia S.A., verykool Hong Kong Limited and verykool USA, Inc., all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation of these consolidated financial statements.

The unaudited consolidated balance sheet as of March 31, 2010, the unaudited consolidated statements of operations and the unaudited consolidated statements of comprehensive operations for the three months ended March 31, 2010 and the unaudited consolidated statement of cash flows for the three months ended March 31, 2010 are not necessarily indicative of the financial condition, operating results or cash flows that may be expected for the full fiscal year of 2010 or for any future period.

NOTE 2. Stock-Based Compensation

The Company has three equity incentive plans, the 2006 Equity Incentive Plan (“2006 Plan”), the 2003 Stock Option Plan (“2003 Plan”) and the 1998 Stock Option Plan (“1998 Plan”).  Each of the plans has been approved by our stockholders. The 2006 Plan authorizes the grant of up to 1,000,000 shares for equity incentives.  There are no options available for grant under the 2003 and the 1998 Plans.

As of March 31, 2010, options to purchase 273,500 shares, 12,444 shares and 400,000 shares were outstanding under the 2006 Plan, the 2003 Plan and the 1998 Plan, respectively. As of March 31, 2010, options to purchase 113,500 shares were forfeited under the 2006 Plan.  The Company is also a party to non-plan option agreements with several non-employee directors.

The Company’s stock-based compensation is classified in the same expense line items as cash compensation. Information about stock-based compensation included in the unaudited results of operations for the three months ended March 31, 2010 and 2009 is as follows:

	For the Three Months Ended March 31, (unaudited)
	2010	2009

Officer compensation	$4,004	$—
Sales, general and administrative	7,266	13,445
Total stock option expense, included in total operating expenses	$11,270	$13,445

The Company’s stock options vest on an annual or a monthly basis.  The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  Such amount may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three months ended March 31, 2010, we recorded an expense of $11,270 related to options previously granted. During the three months ended March 31, 2009, we recorded an expense of $13,445 related to options previously granted. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2009 (there have been no grants in 2010): risk-free interest rate of 0.91% in 2009, based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0% as the Company has not, and does not intend to, declare dividends; and expected life of 3 to 6 years based upon the historical life of options. For grants in 2009, the expected volatility used ranged from 88% to 108%, based on the Company’s historical stock price fluctuations for a period matching the expected life of the options.  As of March 31, 2010, there was $89,000 of total unrecognized compensation expense related to non-vested stock options.  That expense is expected to be recognized over the remaining weighted-average period of 3.75 years.

A summary of option activity under all of the above plans as of March 31, 2010 and changes during the three months then ended is presented in the table below:

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,282,444	$1.65	3.25	—
Granted	—	$—	—	—
Exercised	—	$—	—	—
Forfeited	596,500	$0.51	—	—
Outstanding at March 31, 2010	685,944	$1.07	2.67	—
Vested and expected to vest	685,944	$1.07	2.67	—
Exercisable at March 31, 2010	490,305	$1.21	1.51	—

A summary of the status of the Company’s non-vested options at March 31, 2010 and changes during the three months ended March 31, 2010 is presented below:

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2009	255,285	$0.72
Granted	—	$—
Vested	7,146	$1.97
Forfeited	52,500	$0.51
Non-vested at March 31, 2010	195,639	$0.73

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

Common shares from the potential exercise of certain options and warrants have been excluded from the computation of diluted earnings per share because their exercise prices are greater than the Company’s weighted-average stock price for the period.  For the three months ended March 31, 2010 and 2009, the number of shares excluded was 503,038 and 1,600,944, respectively.

NOTE 4. Income Taxes

The Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with applicable standards of the Financial Accounting Standards Board (“FASB”). In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company concluded that at this time there are no uncertain tax positions, and there has been no cumulative effect on retained earnings.

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2008 remain open to examination. As of March 31, 2010, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or results of operations.  For the three months ended March 31, 2010, deferred income tax assets and the corresponding valuation allowance increased by $224,200.

NOTE 5. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories.  The Company provides for the possible inability to sell its inventory by recording a reserve.  As of March 31, 2010 and December 31, 2009, the inventory reserve was $99,693 and $112,135, respectively.  From time to time, the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date.  As of March 31, 2010 and December 31, 2009, the prepaid inventory balance was $84,053 and $119,145, respectively, which are included in prepaid assets in the accompanying consolidated balance sheets.  Inventory consists of the following:

	March 31, 2010 (unaudited)	December 31, 2009 (audited)
Finished goods	$3,462,877	$3,535,379
Inventory reserve	(99,693)	(112,135)
Net inventory	$3,363,184	$3,423,244

NOTE 6. Property and Equipment

Property and equipment are primarily located in the United States, with the exception of certain tooling and product molds located in Asia, and consisted of the following as of the dates presented:

	March 31, 2010 (unaudited)	December 31, 2009 (audited)
Machinery and equipment	$396,337	$471,953
Furniture and fixtures	127,594	106,314
Tooling and molds	549,779	481,984
Subtotal	1,073,710	1,060,251
Less accumulated depreciation	740,758	744,582
Total	$332,952	$315,669

Depreciation expense was $71,456 and $74,097 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 7. Accrued Expenses

As of March 31, 2010 and December 31, 2009, accrued expenses consisted of the following:

	March 31, 2010 (unaudited)	December 31, 2009 (audited)
Accrued product costs	$2,133,572	$1,476,677
Other accruals (including taxes)	3,879,300	4,188,783
Total	$6,012,872	$5,665,460

NOTE 8. Borrowings

Pursuant to the Company’s Loan, Security and Bulk Purchase Agreement and a Letter of Credit and Security Agreement (collectively, the “Agreement”) with Wells Fargo Century, Inc. (“Lender”), the Lender may advance up to $45,000,000 to the Company based on the expected collections of eligible receivables as well as value of the Company’s eligible inventory determined in accordance with the

Agreement.  The outstanding advances may not exceed the lesser of (i) $45,000,000 or (ii) the sum of the value of the eligible receivables and eligible inventory multiplied by their respective advance rates as set forth in the Agreement ($12.8 million as of March 31, 2010). At March 31, 2010, the majority of the Company’s debt was based on foreign accounts receivable, a majority of which is insured.  This credit facility is secured by all of the assets of the Company. The terms automatically roll over annually; however, the terms and conditions of such credit facility (including, without limitation, rates, eligibility, borrowing base and maximum line) may change. Subsequent to March 31, 2010, the Agreement was renewed under its current terms and conditions through April 2011. The interest rate for each borrowing under the credit facility is, at the option of the Company, either the Wells Fargo Bank N.A. prime rate minus 0.50% (3.25% minus 0.50%  at March 31, 2010) or the LIBOR rate plus 2.00% (0.292% plus 2.00% at March 31, 2010).  At March 31, 2010, the amount drawn against the line of credit was $12,626,234 and the total amount available at March 31, 2010 was $12,778,276.  As of March 31, 2010, the Company was in compliance with the covenants of the credit facility.

The Company has no other notes payable.

NOTE 9. Recent Accounting Pronouncements

Recently Adopted:

On January 1, 2010, the Company adopted changes issued by the FASB to accounting for variable-interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable-interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable-interest entity; to eliminate the solely quantitative approach previously required for determining the primary beneficiary of a variable-interest entity; to add an additional reconsideration event for determining whether an entity is a variable-interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable-interest entity. The adoption of these changes had no impact on the condensed consolidated financial statements.

On January 1, 2010, The Company adopted changes issued by the FASB to accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable-interest entities that are qualifying special-purpose entities; limit the circumstances in which a transferor derecognizes a portion or component of a financial asset; define a participating interest; require a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and require enhanced disclosure. The adoption of these changes had no impact on the condensed consolidated financial statements.

Effective January 1, 2010, The Company adopted changes issued by the FASB on January 6, 2010, for a scope clarification to the FASB’s previously issued guidance on accounting for noncontrolling interests in consolidated financial statements. These changes clarify the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a consolidated subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. The adoption of these changes had no impact on the condensed consolidated financial statements.

Effective January 1, 2010, The Company adopted changes issued by the FASB on January 21, 2010, to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The changes also clarify existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. The adoption of these changes had no impact on the condensed consolidated financial statements.

Effective January 1, 2010, The Company adopted changes issued by the FASB on February 24, 2010, to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued, otherwise known as “subsequent events.” Specifically, these changes clarified that an entity that is required to file or furnish its financial statements with the SEC is not required to disclose the date through which subsequent events have been evaluated. Other than the elimination of disclosing the date through which management has performed its evaluation for subsequent events (see Note 12), the adoption of these changes had no impact on the condensed consolidated financial statements.

ISSUED (Not adopted yet):

In October 2009, the FASB issued changes to revenue recognition for multiple-deliverable arrangements. These changes require separation of consideration received in such arrangements by establishing a selling price hierarchy (not the same as fair value) for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price; eliminate the residual method of allocation and require that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price; require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a stand-alone basis; and expand the disclosures related to multiple-deliverable revenue arrangements. These changes become effective for the Company on January 1, 2011. Management has determined that the adoption of these changes will not have an impact on the condensed consolidated financial statements, as the Company does not currently have any such arrangements with its customers.

In January 2010, the FASB issued changes to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances and settlements (i.e., on a gross basis rather than as a single net number). These changes become effective for The Company beginning January 1, 2011. Other than the additional disclosure requirements, management has determined these changes will not have an impact on the condensed consolidated financial statements.

In March 2010, the FASB issued changes related to existing accounting requirements for embedded credit derivatives. Specifically, the changes clarify the scope exception regarding when embedded credit derivative features are not considered embedded derivatives subject to potential bifurcation and separate accounting. These changes become effective for the Company on July 1, 2010. Management has determined these changes will not have an impact on the condensed consolidated financial statements.

NOTE 10.  Discontinued Operations

During the quarter ended June 30, 2008, the Company assessed opportunities in the United States and Mexico, and the Company began to implement actions necessary to close sales operations in both of those countries, which actions continue, although were substantially completed by the end of 2009. These two areas accounted for less than 1% of the Company’s net sales in the first three months of 2010 and 2009. Due to the changing environment and consolidation in the United States of the regional cellular carriers, along with the challenges of opening sales relations with the cellular carriers in Mexico, management determined that it was necessary to take decisive actions to mitigate further losses.  The results of the unaudited discontinued operations are as follows:

	For the Three Months Ended March 31, (unaudited)
	2010	2009
Net Sales	$24,000	$246,946
Gross profit	24,000	(155,304)
Operating income (loss)	(6,068)	(192,040)
Identifiable assets	923,453	3,104,980

Liabilities of discontinued operations consist primarily of accounts payable.  Assets of discontinued operations are as follows:

	March 31, 2010 (unaudited)	December 31,2009 (audited)
Accounts Receivable	$47,551	$13,228
Prepaid Taxes	847,671	850,694
Other Assets	28,231	15,974
Total	$923,453	$879,896

As of March 31, 2010, the plans for the discontinued operations, although continuing to be implemented, were largely completed.  However, the Company expects to continue to record potentially significant adjustments and expenses through discontinued operations as necessary.

The Company re-evaluated its discontinued operations as of March 31, 2010 in accordance with applicable FASB guidance due to the Company’s remaining discontinued operations being outstanding for more than one year since the declaration to discontinue. The prepaid taxes identified above are in the process of being recovered from a foreign government, with the ability to settle beyond the Company’s control. As this matter is beyond the Company’s control classification as discontinued operations is still deemed appropriate.

NOTE 11. Geographic Information

The Company currently operates in one business segment.  All fixed assets are located in Company or third-party facilities in the United States and Asia. The unaudited net sales by geographical area for the three months ended March 31, 2010 and 2009 were:

	For the Three Months Ended
	March 31, 2010 (unaudited)	March 31, 2009 (unaudited)
Central America	$1,494,540	$3,114,597
South America	26,046,503	39,510,521
Total	$27,541,043	$42,625,118

The unaudited net sales for the Company’s discontinued operations in the United States and Mexico for the three months ended March 31, 2010 and 2009 were $24,000 and $246,946, respectively.

NOTE 12.  Commitments and Contingencies

LG Electronics Litigation

On July 1, 2009, the Company filed suit in the Superior Court of the State of California, County of San Diego (Case No. 37-2009-00092797-CU-BT-CTL) against defendants LG Electronics, Inc., LG Electronics USA, Inc., LG Electronics Panama S.A., LG Electronics Inc. Chile LTDA, LG Electronics Guatemala S.A. de C.V. and DOES 1-10.  The complaint alleges claims for interference with contractual relations/inducing breach of contract, intentional interference with prospective economic relations, negligent interference with prospective economic relations, breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, fraud, promissory estoppel and violation of California Business and Professions Code §§ 17200, et seq.  The Company is seeking in excess of $5 million in damages   On July 31, 2009, the defendants removed the case to federal court in San Diego, CA.  On April 23, 2010, the Company filed an amended complaint.

Nasdaq Delisting Notice

On May 4, 2010, the Company received a Nasdaq Staff Deficiency letter indicating that for the prior thirty consecutive business days the bid price for its common stock had closed below the minimum $1.00 per share requirement for continued listing on The NASDAQ Global Market under Nasdaq Marketplace Rule 5450(a)(1). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company was provided an initial period of 180 calendar days, or until November 1, 2010, to regain compliance.  The letter stated that the Nasdaq staff would provide written notification that the Company had achieved compliance with Rule 5450(a)(1) if at any time prior to November 1, 2010, the bid price of its common stock closed at $1.00 per share or more for a minimum of ten consecutive business days.

During this period before November 1, 2010, absent the occurrence of any unexpected events, the Company’s common stock is expected to continue to trade on The NASDAQ Global Market. If compliance with Nasdaq Marketplace 5450(a)(1) cannot be demonstrated by November 1, 2010, the staff of The Nasdaq Stock Market Listing Qualifications department is expected to deliver a written notification to the Company that its common stock will be delisted from The NASDAQ Global Market.  If the Company receives a delisting notice, it may appeal the Nasdaq staff’s determination to a Listing Qualifications Panel. Alternatively, it may apply to transfer the listing of its common stock to The NASDAQ Capital Market or another exchange or trading market.  The Company intends to monitor the bid price of its common stock and consider available options if its common stock does not trade at a level likely to result in its regaining compliance with Nasdaq’s minimum bid price rule.

The Company may become involved in certain other legal proceedings and claims which arise in the normal course of business. Other than as described above, as of the filing date of this report, the Company did not have any significant litigation outstanding.

NOTE 13.  Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses. The book value of all other financial instruments is representative of their fair values. Cash and cash equivalents are the Company’s only financial instruments required to be measured at fair value and are measured using quoted prices for identical assets in an identical market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Other General Information

This discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and condensed notes thereto and other information included in this report and our Annual Report on Form 10-K for the year ended December 31, 2009 (including our 2009 audited consolidated financial statements and related notes thereto and other information). Our discussion and analysis of financial condition and results of operations are based upon, among other things, our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to, among other things, make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent liabilities as of the date of our most recent balance sheet, and the reported amounts of revenues and expenses during the reporting periods. We review our estimates and assumptions on an ongoing basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from these estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations, although they may. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies.”  All references to results of operations in this discussion generally are to results from continuing operations, unless otherwise noted.

We decided during the second quarter of 2008 to discontinue our operations in Mexico and the U.S.  Although we have largely completed this process, we continue to implement and record potentially significant adjustments required in the financial statements, which affects certain amounts of our results of operations and the classifications on the balance sheet, statement of operations and statement of cash flows for prior periods, and as of prior dates, as well as our disclosure in this report, including management’s discussion and analysis.  The amounts related to our discontinued operations are shown separate from our continuing operations in our consolidated financial statements.

Safe Harbor Statement

This report contains “forward-looking statements,” including, without limitation, statements about future impacts of a new Argentina tariff and possible actions to be taken in response, customer relationships, marketing of our verykool® products, sales levels, cost reductions, operating efficiencies and profitability, that are based on current management expectations and which involve certain risks and uncertainties.  These risks and uncertainties, in whole or in part, could cause such expectations to fail to be achieved and have a material adverse effect on our business, financial condition and results of operations, and include, without limitation: (1) intense competition internationally, including competition from alternative business models, such as manufacturer-to-carrier sales, which may lead to reduced prices, lower sales, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages; (2) our dependency on Latin American sales, a majority of which are from Argentina, which may be significantly reduced or eliminated as a result of the recently adopted tariff in Argentina; (3) our ability to successfully design, manufacture, introduce and sell our verykool® products and the related inventory risk of such products; (4) our ability to successfully establish, integrate and operate our new design facility in Beijing, China, (5) the extended effects of the global economic downturn; (6) an inability to secure adequate supply of competitive products on a timely basis and on commercially reasonable terms; (7) foreign exchange rate fluctuations, devaluation of a foreign currency, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, including, without limitation, the imposition, creation, increase or modification of tariffs, taxes, duties, levies and other charges and other related risks of our international operations, such as the recently adopted tariff in Argentina on certain electronics (including cellular phones), which could significantly increase selling prices to our customers and end-users; (8) our ability to attract new sources of profitable business from the expansion of products or services and risks associated with entry into new markets, including geographies, products and services; (9) an interruption or failure of our information systems or subversion of access or other system controls, which may result in a significant loss of business, assets, or competitive information; (10) significant changes in supplier terms and relationships; (11) termination of a supply or services agreement with a major supplier or product supply shortages; (12) continued consolidation in the wireless handset carrier market; (13) loss of business from one or more significant customers, such as what we have experienced with a large customer in Argentina; (14) customer and geographical accounts receivable concentration risk and other related risks; (15) rapid product improvement and technological change resulting in inventory obsolescence; (16) terrorist or military actions; (17) the loss of a key executive officer or other key employees; (18) changes in consumer demand for multimedia wireless handset products and features; (19) our failure to adequately adapt to industry changes and to manage potential growth and/or contractions; (20) seasonal buying patterns; (21) uncertain political and economic conditions internationally; (22) the resolution of any litigation for or against the Company; and (23) our ability to generate taxable income in future periods in order to utilize and realize any quarterly tax benefits recorded.  Our actual results and condition could differ materially from those anticipated in our forward-looking statements.

We have instituted in the past, and continue to institute, changes to our strategies, operations and processes to address risks and uncertainties and to mitigate their impacts on our results of operations and financial condition. However, no assurances can be given that we will be successful in these efforts. For a further discussion of significant risk factors to consider, see “Risk Factors” below in this report and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009. In addition, other risks or uncertainties may be detailed from time to time in our future SEC filings.

Overview

We are a leading distributor and provider of wireless handsets and accessories in Latin America. We provide end-to-end handset and wireless terminal solutions for carriers in Latin America, and we distribute products of several key original equipment manufacturers (OEMs) such as Samsung.  We are also involved in the designing, sourcing and distribution of a proprietary line of products under our own verykool® brand, which includes entry-level, mid-tier and high-end products.

Our distribution and solution services include product testing, approval and certification, warehousing, logistics services (packing, shipping and delivery), marketing campaigns, warranty services and end-user support. These services are provided for OEMs and our verykool®-branded wireless handsets and accessories to facilitate sales to network carriers, agents, resellers, distributors, independent dealers and retailers in Central and South America.  In addition, for our verykool®-branded products, we design, test and contract with manufacturers to build these products.

Our interim financial condition or operating results may not be indicative of the entire fiscal year 2010 or other future financial condition or operating results. Our financial condition and operating results are influenced by several seasonal, general economic and other factors, which may cause our financial condition and operating results to fluctuate on a quarterly basis, including, but not limited to, inventory management and obsolescence, the timing and introduction of new products by our suppliers and competitors, promotions and subsidies by network operators, technical and certification delays by industry bodies and operators, purchasing and payment patterns of customers, the timing of holidays, the success of our proprietary verykool® products line and other events affecting our consumers.

Areas of Management Focus and Performance Indicators

We focus on the needs of our customers, developing and maintaining close relationships with manufacturers, seeking expansion in current and new markets, and sourcing and developing new and innovative products, while maintaining close attention to operational efficiencies and costs. We are particularly focused on increasing shipping volumes and improving efficiencies to achieve profitability and earnings growth, as well as monitoring and managing levels of accounts receivable and inventory.  We provide distribution and other services for OEMs such as Samsung and for our own proprietary line of verykool® handsets.  Performance indicators that are important for the monitoring and management of our business include operating and net income, cost of sales and gross margin percentage, operating expenses as a percent of revenues, and overall net sales growth, as well as balances of accounts receivable and inventory. We make extensive use of our customized information system to closely monitor all aspects of our business, including customer relationship management, intelligent purchasing, inventory control, inventory flow, line-item margin control for every order, and weighted-average cost and statistical data for products, customers and suppliers, as deemed appropriate. We believe a strong focus on providing better service to customers leads to increased customer satisfaction and retention and potential increases in sales.

Management and employees frequently travel to Latin America and Asia to spend time with key customers, suppliers and employees. We believe that these relationships are vital to our success, and we will continue to dedicate a significant amount of time to developing these relationships.

Industry Trends and Risks

Since 2008, a rapid decline in wireless handset sales in the Central and South American markets we serve has negatively impacted and could continue to negatively impact our net sales. Excess supply conditions and the extended effects of the recent global economic downturn have reduced and may continue to reduce demand for our products and the market prices of the products we sell.  These reductions affect our ability to generate net sales, margins and gross profit at expected levels and could continue to affect the value of our inventory, as well as customer payment trends. Conversely, should manufacturers be unable to respond to an unanticipated increase in demand as the global economy recovers on a timely basis, we, along with others in our industry, could experience supply constraints that would affect our ability to deliver products. We are unable to quantify these effects, as it is difficult to predict future supply conditions and demand patterns that affect our ability to meet customer demand or sell handsets at an acceptable gross profit.

During the second half of 2008, and continuing through the period of this report, our industry has been impacted by the recent worldwide economic slowdown.  Some of the countries in the regions where we operate, particularly in Central America, have close economic relations with the United States, and we believe that weak economic conditions in the United States have adversely impacted consumer demand for the wireless handsets we sell in those countries, and as a result our overall operations, including net sales, during the first quarter of 2010.  Although we began to experience a small increase in the demand for handsets in the third quarter of 2009, we have also begun to observe a decrease in some subsidies offered by operators in the region, which increases the handset price to the consumer, reducing overall handset volumes.  We are also beginning to see more low-cost manufacturers gaining traction with entry-level products, which is negatively affecting both our OEM and verykool™ sales in the entry-level segment.

Company-Specific Trends and Risks

Our long-term strategy targets market growth for the various elements for our business, which we hope will result in future growth as global economic conditions recover. Our verykool® proprietary line of products, for which we had several models selling as of March 31 2010, is expected to become an increasing part of our overall business in the future.

Argentina, one of the countries where we have historically sold a significant amount of OEM products and where we generated 87% of our net sales in 2009, passed a new tariff in November 2009 affecting certain imported electronics, including wireless handsets.  This new tariff could impact the pricing at the point of sale in excess of 30%, and it will reduce significantly our overall OEM sales volume in Argentina. This tariff had a material adverse impact on our sales, results of operations and prospects for our OEM products in Argentina in the first three months of 2010. We believe that this tariff will continue to have a material adverse impact on our sales, results of operations and prospects for our OEM products in Argentina.

During the first three months of 2010, we provided products and services to approximately 25 customers in Central and South America.  Our three largest customers in this period, all carriers in South America, represented 43%, 28% and 11% of our net sales.  In 2010, a customer accounting for 28% of our net sales for 2009 began significantly reducing its purchases from us as a result of the newly enacted Argentina tariff.  Additional Argentina customers are expected to decrease or eliminate their purchases of imported wireless handsets in the coming fiscal quarters.

Recent Events

On May 4, 2010, we received a Nasdaq Staff Deficiency letter indicating that for the prior thirty consecutive business days the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The NASDAQ Global Market under Nasdaq Marketplace Rule 5450(a)(1). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until November 1, 2010, to regain compliance.  The letter stated that the Nasdaq staff would provide written notification that we had achieved compliance with Rule 5450(a)(1) if at any time prior to November 1, 2010, the bid price of our common stock closed at $1.00 per share or more for a minimum of ten consecutive business days.

During the period before November 1, 2010, absent the occurrence of any unexpected events, our common stock is expected to continue to trade on The NASDAQ Global Market. If compliance with Nasdaq Marketplace 5450(a)(1) cannot be demonstrated by November 1, 2010, the staff of The Nasdaq Stock Market Listing Qualifications department is expected to deliver a written notification to us that our common stock will be delisted from The NASDAQ Global Market.  If we receive a delisting notice, we may appeal the Nasdaq staff’s determination to a Listing Qualifications Panel. Alternatively, we may apply to transfer the listing of our common stock to The NASDAQ Capital Market or another exchange or trading market.  We intend to monitor the bid price of our common stock and consider available options if our common stock does not trade at a level likely to result in our regaining compliance with Nasdaq’s minimum bid price rule.

Results of Operations

Three months ended March 31, 2010 compared with three months ended March 31, 2009

Net Sales

For the three months ended March 31, 2010, our net sales from continuing operations decreased 35% compared to the same period last year, to $27.5 million from $42.6 million for the three months ended March 31, 2009.  The average selling price of wireless handsets sold in the three months ended March 31, 2010 decreased 23% compared to the same period last year, due primarily to the slower global economy, resulting in increased volumes of lower-priced handsets, including some of our verykool® and OEM products.  The geographic mix of net sales shifted slightly in the three months ended March 31, 2010 as sales in South America were 95% of net sales, compared to 93% of net sales for the same period last year.  Sales in Central America decreased to 5% of total net sales in the three months ended March 31, 2010, compared to 7% for the same period last year.  Sales in Central America decreased sequentially to 5% of total net sales in the three months ended March 31, 2010, compared to 8% in the prior quarter.  These regional shifts in net sales resulted from the factors discussed below.

	For the Three Months Ended March 31,
	2010	2009
	(Dollar amounts in thousands) (unaudited)
Net sales	$27,541	$42,625
Units sold, increase (decrease) over prior year	(16)%	(44)%
Average selling price, increase (decrease) over prior year	(23)%	15%

Net Sales by Geographic Region

In South and Central America, we have continued to work to retain our customer base and geographic presence by seeking new customers and additional business with existing customers.  In addition, we have continued efforts to market and sell our proprietary verykool® line of products in South and Central America.  In South America, net sales were $26.0 million for the three months ended March 31, 2010, a 34% decrease from the same period last year.  Our sales in Argentina, where we generated 87% of our net sales in 2009 and 95% for the three months ending March 31, 2010, has been materially adversely affected by the new tariff described above.  We have experienced a significant decrease in sales to Argentina as of the date of this report, and we believe that in the coming quarters, the full impact of the tariff will necessitate significant steps by us in response.  Such steps may include, without limitation, establishing manufacturing relationships in Argentina that eliminate the tariff on our OEM and proprietary products, focusing on increasing sales in other countries and aligning our cost structure with the level of sales.

In Central America, net sales decreased 52% to $1.5 million for the three months ended March 31, 2010, which was primarily due to the continuing low demand during the quarter, which we believe is related to the worldwide and regional economic downturn.

	For the Three Months Ended March 31,
	2010	2009	(Decrease)
	(Dollar amounts in thousands) (unaudited)
Central America	$1,495	$3,115	(52)%
South America	26,046	39,510	(34)%
Total	$27,541	$42,625	(35)%

Cost of Sales, Gross Profit and Gross Margin

For the three months ended March 31, 2010, cost of sales was $26.1 million, or 94.8% of net sales, and gross margin was 5.2%, compared with cost of sales of $39.3 million, or 92.1% of net sales, and gross margin of 7.9% for the same period last year. The decreases in our cost of sales and in gross margin were due to product mix shift, including increased sales of lower-margin products (including our entry-level verykool® products.

	For the Three months Ended March 31,
	2010	2009	Decrease
	(Dollar amounts in thousands) (unaudited)
Net sales	$27,541	$42,625	(35)%
Cost of sales	26,100	39,270	(34)%
Gross profit	$1,441	$3,355	(57)%
Gross margin	5.2%	7.9%

Operating Expense and Operating Income (Loss) from Continuing Operations

For the three months ended March 31, 2010, operating expense decreased 31% compared to the same period last year.  As a percentage of net sales from continuing operations, operating expense increased to 7.2% in the three months ended March 31, 2010, compared with 6.7% for the same period last year.  The decrease in total operating expense was related to the decrease in net sales described above, as management took action to reduce fixed operational costs to match current market conditions.  Management continues to review expenses in an effort to better match the operational costs with the future business opportunities, including by shifting expenses from fixed to variable components when possible.   We believe such measures will assist us as we strive to achieve profitability in the current volatile market.

For the three months ended March 31, 2010, our operating loss from continuing operations was $533,000, compared with operating income from continuing operations of $478,000 for the same period last year. As a percentage of net sales, operating loss from continuing operations was 1.9% for the three months ended March 31, 2010, compared to operating income from continuing operations of 1.1% for the same period last year. The operating loss from continuing operations was a result of the decreases in net sales, gross margin and gross profit due to the factors discussed above.

Operating Expense

	For the Three Months Ended March 31,
	2010	2009	Decrease
	(Dollar amounts in thousands) (unaudited)
Net sales	$27,541	$42,625	(35)%
Operating expense	$1,974	$2,877	(31)%
Percentage of net sales	7.2%	6.7%

Operating Income (Loss) from Continuing Operations

	For the Three Months Ended March 31,
	2010	2009	Decrease
	(Dollar amounts in thousands) (unaudited)
Net sales	$27,541	$42,625	(35)%
Operating income (loss) from continuing operations	$(533)	$478	(224)%
Percentage of net sales	(1.9)%	1.1%

Other Income and Expense

For the three months ended March 31, 2010, we incurred $23,000 of interest expense, compared with $28,000 for the same period last year.  This was primarily due to a lower average outstanding balance on our line of credit, resulting from, among other things, decreased sales and decreased accounts receivable levels compared to the same period in the prior year.  We expect to continue to regularly draw on our revolving line of credit, which will impact our interest expense in future periods.

	For the Three Months Ended March 31,
	2010	2009	(Decrease)
	(Dollar amounts in thousands)
	(unaudited)
Other loss	$(1)	$—	0%
Interest income (expense)	(23)	(28)	(17)%
Total other income (expense)	$(24)	$(28)	(14)%

Loss from Discontinued Operations (net of tax)

During the three months ended June 30, 2008, we assessed opportunities in the United States and Mexico and began to implement actions necessary to close sales operations in both of those countries, which actions, although largely complete, continued in the first quarter of 2010.  For the three months ended March 31, 2010, we incurred a loss from discontinued operations of $6,000, compared to a loss of $193,000 from discontinued operations for the same period last year.  We expect to continue to record adjustments and expenses through discontinued operations as necessary.

Net Income (Loss)

For the three months ended March 31, 2010, our net loss was $567,150, or a loss of $0.04 per diluted share, compared to net income of $247,052, or earnings of $0.02 per diluted share, for the same period last year.  This net loss was primarily due to the decreased net sales, gross margin and gross profit discussed above.

Financial Condition, Liquidity and Capital Resources

We generally use cash from our sales of products, lines of credit (bank and vendor) and from time to time sale and exercise of securities to provide capital needed to support our business.

Net Cash Provided by (Used in) Operating Activities

At March 31, 2010, we had $25.7 million in cash, an increase of $7.3 million from December 31, 2009 due to an increased level of collection of our accounts receivables.  The net cash provided by operating activities was $20.3 million for the three months ended March 31, 2010, which resulted primarily from decreased accounts receivable and inventory levels partially offset by decreased accounts payable and an increase in accrued expenses. The decrease in accounts receivable was primarily due to the decrease in sales activity and the standard payment terms of sales we provide our customers.  Accounts payable at March 31, 2010 decreased $1.9 million from December 31, 2009, primarily due to a decrease in vendor-provided lines of credit and lower levels of purchases, which resulted from the economic environment and our 2009 financial results, as well as from beneficial purchasing terms offered by other vendors and partners in the ordinary course during the period.

Days of Sales Outstanding

Days of sales outstanding (the average number of days it takes to collect revenue after a sale is made) at March 31, 2010 was 63 days, compared with 66 days at December 31, 2009.  This decrease was due to improved collection rates. Normal payment terms require our customers to pay on a net 30-day or net 60-day basis depending on the customer. We are constantly working with our customers to reduce our days of sales outstanding. The extension of net 60-day terms is required to remain competitive in the regions where we currently operate, Central and South America. In an effort to obtain new customers and penetrate new markets, we may extend our normal payment terms.

Net Cash Used in Investing Activities

The net cash used in investing activities was $89,000 for the three months ended March 31, 2010, compared to net cash used of $112,000 for the three months ended March 31, 2009. This use of cash continued to be primarily the result of our investment related to geographic expansion, tooling and molds for our proprietary verykool® products.

Net Cash Provided by (Used in) Financing Activities

The net cash used in financing activities for the three months ended March 31, 2010 of $12.9 million was primarily used to make payments on our bank line of credit.  The net cash provided by financing activities for the three months ended March 31, 2009 of $7.2 million was primarily the result of borrowings on our bank line of credit.

Working Capital

Our net working capital at March 31, 2010 was $23.9 million, compared to $24.4 million at December 31, 2009. This slight decrease was primarily due to the decrease in accounts receivable and the decreases in accounts payable and the bank line of credit offset by an increase in cash and cash equivalents.

Borrowings

Pursuant to our Loan, Security and Bulk Purchase Agreement and a Letter of Credit and Security Agreement (collectively, the “Agreement”) with Wells Fargo Century, Inc. (“Lender”), the Lender may advance up to $45,000,000 to us based on the expected collections of eligible receivables as well as value of our eligible inventory determined in accordance with the Agreement.  The outstanding advances may not exceed the lesser of (i) $45,000,000 or (ii) the sum of the value of the eligible receivables and eligible inventory multiplied by their respective advance rates as set forth in the Agreement ($12.8 million as of March 31, 2010). At March 31, 2010, the majority of our debt was based on foreign accounts receivable, a majority of which is insured. This credit facility is secured by all of the assets of the Company. The terms automatically roll over annually; however, the terms and conditions of such credit facility (including, without limitations, rates, eligibility, borrowing base and maximum line) may change. Subsequent to March 31, 2010, the Agreement was renewed under its current terms and conditions through April 2011. The interest rate for each borrowing under the credit facility is, at our option, either the Wells Fargo Bank N.A. prime rate minus 0.50% (3.25% minus 0.50% at March 31,

2010) or the LIBOR rate plus 2.00% (0.292% plus 2.00% at March 31, 2010).  At March 31, 2010, the amount drawn against the line of credit was $12,626,234 and the total amount available at March 31, 2010 was $12,778,276.  As of March 31, 2010, we were in compliance with the covenants of the credit facility.

We have no other notes payable.

Credit lines have been an important part of operating and growing our business, and market changes affecting accounts receivable have, and will in the future, diminish or increase the borrowing base of available funds under our current credit line. At March 31, 2010 our $12.6 million in advances were at 99% of the available borrowing base compared with advances of $25.5 million at 88% of the available borrowing base at December 31, 2009.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates affecting the application of those accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Interest Rate Risk

We are exposed to market risk from changes in interest rates on our outstanding revolving line of credit. At March 31, 2010, we had $12.6 million outstanding under our line of credit, which could be affected by changes in short-term interest rates. Under our current credit facility, the interest rate for funds borrowed is, at our option, either the Wells Fargo prime rate minus 0.5% (3.25% minus 0.5% at March 31, 2010) or the LIBOR rate plus 2.00% (0.292% plus 2.00% at March 31, 2010). For every 1% increase in Wells Fargo’s prime rate or the LIBOR rate, our interest expense would increase by $126,000 annually, assuming $12.6 million remained outstanding for the entire year. Our actual borrowings will depend on changes in our working capital and other variables relating to our business, which could affect the foregoing sensitivity analysis.

Market Risk

Almost all of our sales and expenses are transacted in markets outside the United States.  However, all sales transactions and accounts receivable are denominated in U.S. dollars. As a result of our international sales, our future operating results could be adversely affected by a variety of factors, including changes in specific countries’ political, economic or regulatory conditions, and trade protection measures.  Our market risk management includes an accounts receivable insurance policy for our sales.  However, there can be no assurance that our insurance policy will substantially offset the impact of fluctuations in currency exchange rates, political, economic or regulatory conditions on our results of operations and financial position. We do not believe that foreign currency fluctuations had a material impact on our financial results during the three month ended March 31, 2010.   See “Consolidated Statements of Comprehensive Operations” in our financial statements included in this report.

Item 4. Controls and Procedures

Disclosure Controls

An evaluation was performed pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including the Chief Executive Officer and President and the Interim Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Chief Executive Officer and President and the Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

LG Electronics Litigation

On July 1, 2009, the Company filed suit in the Superior Court of the State of California, County of San Diego (Case No. 37-2009-00092797-CU-BT-CTL) against defendants LG Electronics, Inc., LG Electronics USA, Inc., LG Electronics Panama S.A., LG Electronics Inc. Chile LTDA, LG Electronics Guatemala S.A. de C.V. and DOES 1-10.  The complaint alleges claims for interference with contractual relations/inducing breach of contract, intentional interference with prospective economic relations, negligent interference with prospective economic relations, breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, fraud, promissory estoppel and violation of California Business and Professions Code §§ 17200, et seq.    The Company is seeking in excess of $5 million in damages.  On July 31, 2009, the defendants removed the case to federal court in San Diego, CA.  On April 23, 2010, the Company filed an amended complaint.

We may become involved in certain other legal proceedings and claims which arise in the normal course of business. Other than as described above, as of March 31, 2010, we did not have any significant litigation outstanding.

Item 1A.  Risk Factors

In addition to the risk factors included below and other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which factors and information could materially affect our business, financial condition or operating results. The risk factors and uncertainties described in our last Annual Report on Form 10-K and this report are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or operating results.  Except as set forth below, there have been no material changes to the risk factors included in our last Annual Report on Form 10-K.

A recently passed Argentina tariff will substantially increase the cost at the point of sale for certain imported electronics, including the products we sell, and this will have an adverse impact on our sales in Argentina.

Argentina, one of the countries where we currently sell a significant amount of OEM products and where we generated 95% of our net sales in the three months ended March 31, 2010, passed a new tariff in November 2009 affecting certain imported electronics, including wireless handsets.  This new tariff  impacts the pricing at the point of sale in excess of 30%, and has reduced significantly our overall OEM sales volume in Argentina. This tariff had a material adverse impact on our sales, results of operations and prospects for our OEM products in Argentina in the first three months of 2010. We believe that this tariff will continue to have a material adverse impact on our sales, results of operations and prospects for our OEM products in Argentina on an ongoing basis.

The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers will have a negative impact upon our revenues and could cause our stock price to decline.

Our three largest customers in the three months ended March 31, 2010, all carriers in South America, represented 43%, 28% and 11% of our net sales during that period.  In 2010, a customer accounting for 28% of our net sales for 2009 began significantly reducing its purchases from us as a result of the newly enacted Argentina tariff.  Additional Argentina customers are expected to decrease or eliminate their purchases of imported wireless handsets in the coming fiscal quarters.  The markets we serve are subject to significant price competition. Additionally, our customers are not contractually obligated to purchase products from us. For these and other reasons, such as competitive pricing and pressures, customers may seek to obtain products or services from us at lower prices than we have been able to charge in the past, and they could terminate our relationship or reduce their purchases from us in favor of lower-priced alternatives. In addition, we have experienced losses of certain customer bases through industry consolidation, a trend that may increase in our markets, and in the ordinary course of business. The further loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity and could cause our stock price to decline.

We buy a significant amount of our products from a limited number of suppliers, who may not provide us with competitive products at reasonable prices when we need them in the future.

We purchase wireless handsets and accessories principally from wireless communications OEMs and distributors. We depend on these suppliers to provide us with adequate inventories of currently popular brand name products on a timely basis and on favorable pricing and other terms, as well as on these suppliers’ quality products and services and financial stability. For the period ended March 31, 2010, one vendor, Samsung Electronics de Amazonia, S.A., accounted for 93% of our total cost of sales.  We currently have one exclusive and several non-exclusive agreements with our principal suppliers, which can be terminated on short notice and provide for certain territorial restrictions. Our suppliers may not offer us competitive products on favorable terms or with timely delivery. The increased costs on importation of wireless handsets and other products into Argentina resulting from the recently enacted tariff will significantly reduce our supply of competitive products for Argentina. In addition, new products from other manufacturers could impact the demand for products from manufacturers we represent. From time to time, we have been unable to obtain sufficient product supplies. Any failure or delay by our suppliers, particularly our one primary vendor, in supplying us with products on favorable terms may severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if these suppliers are unable to fulfill our product needs, or if any principal supplier imposes substantial price increases and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations and financial condition.

We have recently experienced net losses and net losses may continue in the future. If we continue to operate at a loss, our business may not be financially viable.

We experienced losses for the three months ended March 31, 2010 and the year ended December 31, 2009. Given the impact of the recently passed Argentina tariff, the extended effects of the economic slowdown and contraction in the Central and South American markets that we serve, and general economic instability globally, we cannot adequately evaluate the financial viability of our business or our long-term prospects.

To achieve profitability, we must, among other things:

•              increase gross profits while controlling operational expenses;

•              generate sales and consumer demand for our verykool® products; and

•              continue to work with our OEM vendors for increased margin opportunities.

If we do not succeed in these objectives, our business, among other things, will continue to experience losses and may not be sustainable in the future.

We may be delisted from The NASDAQ Stock Market if we do not satisfy continued listing requirements.

On May 4, 2010, we received a Nasdaq Staff Deficiency letter indicating that for the prior thirty consecutive business days the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The NASDAQ Global Market under Nasdaq Marketplace Rule 5450(a)(1). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until November 1, 2010, to regain compliance.  The letter stated that the Nasdaq staff would provide written notification that we had achieved compliance with Rule 5450(a)(1) if at any time prior to November 1, 2010, the bid price of our common stock closed at $1.00 per share or more for a minimum of ten consecutive business days.

If compliance with Nasdaq Marketplace 5450(a)(1) cannot be demonstrated by November 1, 2010, the staff of The Nasdaq Stock Market Listing Qualifications department is expected to deliver a written notification to us that our common stock will be delisted from The NASDAQ Global Market.  If we receive a delisting notice, we may appeal the Nasdaq staff’s determination to a Listing Qualifications Panel. Alternatively, we may apply to transfer the listing of our common stock to The NASDAQ Capital Market or another exchange or trading market.  However, our application may not be granted if we do not satisfy the applicable listing requirements for The NASDAQ Capital Market at the time of the application.  Even if we successfully transfer our common stock to The NASDAQ Capital Market, but are unable to satisfy the minimum bid price requirement or any of the other continued listing standards of The NASDAQ Capital Market, our common stock would be delisted from The NASDAQ Capital Market.

If our common stock were delisted from The NASDAQ Stock Market, you may find it difficult to dispose of your shares and our share price may be adversely affected.

If our common stock were to be delisted from The NASDAQ Global Market and we could not satisfy the listing standards of The NASDAQ Capital Market, trading of our common stock most likely would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTCQX marketplace or the OTC Bulletin Board.  Such trading would reduce the market liquidity of our common stock.  As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, thereby negatively impacting the share price of our common stock.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Reserved

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
3.2	Bylaws, as amended (+).
10.1	Addendum to Distribution Agreement by and between InfoSonics Corporation and Samsung Electronics Argentina S.A. effective as of January 6, 2010 (1).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (+).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (+).
32.1	Section 1350 Certification of Chief Executive Officer (+).
32.2	Section 1350 Certification of Chief Financial Officer (+).

(1)          Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-32217), filed on January 12, 2010.

(+)         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfoSonics Corporation

Date:	May 14, 2010	By:	/s/ Joseph Ram
Joseph Ram
Chief Executive Officer and President

Date:	May 14, 2010	By:	/s/ Roger Laungani
Roger Laungani
Interim Chief Financial Officer