Form 10-Q
period 2010-06-30
INFOSONICS CORP
filed 2010-08-16
CIK 1274032

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of August 16, 2010, the Registrant had 14,184,146 shares outstanding of its $0.001 par value common stock.

InfoSonics Corporation

FORM 10-Q

For quarterly period ended June 30, 2010

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Net sales	$22,353	$61,706	$49,894	$104,331
Cost of sales	20,784	57,634	46,884	96,904

Gross profit	1,569	4,072	3,010	7,427

Operating expenses
Selling, general and administrative	2,134	3,549	4,088	6,401
Research and development	227	10	247	35
	2,361	3,559	4,335	6,436

Operating income (loss) from continuing operations	(792)	513	(1,325)	991

Other income (expense):
Other income	3	—	2	—
Interest expense	—	(109)	(23)	(137)

Income (loss) from continuing operations before benefit (provision) for income taxes	(789)	404	(1,346)	854
Benefit (provision) for income taxes	399	(7)	395	(17)

Income (loss) from continuing operations	(390)	397	(951)	837
Income (loss) from discontinued operations, net of tax (Note 11)	76	(167)	70	(359)

Net income (loss)	$(314)	$230	$(881)	$478

Basic earnings (loss) per share:
Continuing operations	$(0.03)	$0.03	$(0.07)	$0.06
Discontinued operations	0.01	(0.01)	0.01	(0.02)
Net income (loss)	$(0.02)	$0.02	$(0.06)	$0.04
Diluted earnings (loss) per share:
Continuing operations	$(0.03)	$0.03	$(0.07)	$0.06
Discontinued operations	0.01	(0.01)	0.01	(0.02)
Net income (loss)	$(0.02)	$0.02	$(0.06)	$0.04

Basic weighted-average number of common shares outstanding	14,184	14,593	14,184	14,737

Diluted weighted-average number of common shares outstanding	14,184	14,786	14,184	14,851

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	June 30, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$12,459	$18,418
Accounts receivable, net of allowance for doubtful accounts of $191 and $590	18,197	41,914
Accounts receivable other	1,365	1,004
Inventory, net of reserves of $99 and $112	2,330	3,423
Prepaid assets	370	369
Assets of discontinued operations	951	880
Total current assets	35,672	66,008

Property and equipment, net	304	316
Other assets	91	98

Total assets	$36,067	$66,422

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,655	$9,619
Accrued expenses	3,277	5,666
Line of credit	—	25,494
Income taxes payable	95	91
Liabilities of discontinued operations	62	724
Total current liabilities	12,089	41,594

Commitments and Contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized (no shares issued and outstanding)	—	—
Common stock, $0.001 par value, 40,000 shares authorized; 14,184 shares issued and outstanding as of June 30, 2010 and December 31, 2009	14	14
Additional paid-in capital	31,769	31,727
Accumulated other comprehensive loss	(18)	(7)
Accumulated deficit	(7,787)	(6,906)
Total stockholders’ equity	23,978	24,828

Total liabilities and stockholders’ equity	$36,067	$66,422

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(881)	$478
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	152	121
Provision for (recovery of) bad debt	(399)	151
Provision for obsolete inventory	—	63
Stock-based compensation expense	42	31
(Increase) decrease in:
Accounts receivable	24,116	(29,179)
Accounts receivable other	(361)	3,781
Inventory	1,094	(548)
Prepaids	(1)	(43)
Other assets	6	(90)
Increase (decrease) in:
Accounts payable	(964)	(1,129)
Accrued expenses	(2,388)	179
Income tax liabilities	4	15
Cash provided by (used in) continuing operations	20,420	(26,170)
Cash provided by (used in) discontinued operations	(733)	296
Net cash provided by (used in) operating activities	19,687	(25,874)

Cash flows from investing activities:
Purchase of property and equipment	(141)	(51)
Net cash used in investing activities	(141)	(51)

Cash flows from financing activities:
Net borrowings (payments on) line of credit	(25,494)	17,202
Cash paid for treasury stock	—	(483)
Net cash provided by (used in) financing activities	(25,494)	16,719

Effect of exchange rate changes on cash	(11)	14

Net decrease in cash and cash equivalents	(5,959)	(9,192)

Cash and cash equivalents, beginning of period	18,418	24,715

Cash and cash equivalents, end of period	$12,459	$15,523

Cash paid for interest	$23	$137
Cash paid for taxes	—	—

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

The Company’s consolidated financial statements include assets, liabilities and operating results of its wholly-owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, these unaudited consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly present the Company’s results of operations, financial position and cash flows as of June 30, 2010 and for all periods presented.  The results reported in these consolidated financial statements for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full fiscal year of 2010 or for any future period.

NOTE 2. Stock-Based Compensation

The Company has three equity incentive plans: the 2006 Equity Incentive Plan (“2006 Plan”), the 2003 Stock Option Plan (“2003 Plan”) and the 1998 Stock Option Plan (“1998 Plan”).  Each of the plans was approved by our stockholders.  As of June 30, 2010, options to purchase 255,000 shares, 12,000 shares and 400,000 shares were outstanding under the 2006 Plan, the 2003 Plan and the 1998 Plan, respectively, and a total of 1,088,000 share are available for grant at June 30, 2010 under the 2006 Plan.  There are no options available for grant under the 2003 and the 1998 Plans. The Company is also a party to non-plan option agreements with several non-employee directors.

The Company’s stock options vest on an annual or a monthly basis.  The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term.  Such amount may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three and six months ended June 30, 2010, we recorded an expense of $10,000 and $42,000, respectively, related to options previously granted. During the three and six months ended June 30, 2009, we recorded an expense of $18,000 and $31,000, respectively, related to options previously granted. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference that results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2009 (there have been no grants in 2010): risk-free interest rate of 0.91% in 2009, based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0% as the Company has not, and does not intend to, declare dividends; and expected life of 3 to 6 years based upon the historical life of options. For grants in 2009, the expected volatility used ranged from 88% to 108%, based on the Company’s historical stock price fluctuations for a period matching the expected life of the options.  As of June 30, 2010, there was $75,000 of total unrecognized compensation expense related to non-vested stock options.  That expense is expected to be recognized over the remaining weighted-average period of 3.5 years.

A summary of option activity under all of the above plans as of June 30, 2010 and changes during the six months then ended is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life
Outstanding at December 31, 2009	1,282	$1.65	3.25
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	615	$2.35	—
Outstanding at June 30, 2010	667	$1.01	2.41

Vested and expected to vest	667	$1.01	2.41
Exercisable at June 30, 2010	489	$1.14	1.31

A summary of the status of the Company’s non-vested options at June 30, 2010 and changes during the six months then ended is presented below (shares in thousands):

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2009	255	$0.72
Granted	—	$—
Vested	(24)	$1.77
Forfeited	(53)	$0.51
Non-vested at June 30, 2010	178	$0.64

During the quarter ended June 30, 2010, the Company established a wholly owned subsidiary in Hong Kong to serve as the base for the Company’s sales and marketing efforts of its proprietary line of verykool® products in Asia-Pacific.  It also established a wholly owned subsidiary of the Hong Kong entity in China for the purpose of designing and developing verykool® products.  The Company funded the combined operations of these entities with $1.0 million and agreed to invest up to $1.0 million in additional funding as needed.  In order to provide incentives to the China development team, the Company granted a warrant exercisable for 38% of the equity ownership of the Hong Kong subsidiary to a management company for the benefit of the China employees.  The Company also committed to reserve up to 5% more to attract additional talent as needed.  The total price of the warrant is $1.00, with vesting to occur one-third upon the first anniversary of the warrant and the remaining two-thirds to vest on a monthly basis over the succeeding 24 months.  The warrant has a 6-year life, but will not be exercisable until the third anniversary of its issuance.

The Company evaluated the warrant on its Hong Kong subsidiary in accordance with ASC 718-50 and concluded that because the warrants were issued to the management company for allocation at their discretion, the proper treatment of the warrants was as specified in ASC 505-50 as equity-based payments to non-employees in exchange for services.  The Company also concluded that the estimated fair value at June 30, 2010 of the warrant based on the cost valuation method was $365,000.  The Company will continue to record the expense for this warrant based upon the current fair value of the warrant at each reporting period over the three year performance period.  The amount of expense recorded during the quarter ended June 30, 2010 was $20,000.

The Company’s stock-based compensation is classified in the same expense line items as cash compensation. Information about stock-based compensation included in the unaudited results of operations for the three and six months ended June 30, 2010 and 2009 is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Officer compensation	$4	$4	$8	$3
Non-employee directors	—	1	—	1
Sales, general and administrative	6	13	14	27
Research and development	20	—	20	—
Total stock option/warrant expense, included in total operating expenses	$30	$18	$42	$31

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

Common shares from the potential exercise of certain options and warrants have been excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2010 because their exercise prices are greater than the Company’s weighted-average stock price for the period.  For the three and six months ended June 30, 2009, the number of shares excluded was 1,573,000 and 1,654,000, respectively.

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2008 remain open to examination or re-examination. As of June 30, 2010, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or results of operations.  For the three and six months ended June 30, 2010, deferred income tax assets and the corresponding valuation allowance increased by $6,000 and $374,000, respectively.

Included in the income tax provision for both the three and six months ended June 30, 2010 is a $400,000 U.S. federal income tax benefit from the carry back of net operating losses in 2007 and 2008 to prior years.  There was no such benefit in the same period of the prior year.

NOTE 5.  Comprehensive Income (Loss)

Comprehensive income (loss) for the Company includes net income (loss) and foreign currency translation adjustments.  Comprehensive income (loss) was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009

Net profit (loss)	$(314)	$230	$(881)	$478
Other comprehensive income (loss):
Foreign currency translation adjustments	(5)	(1)	(18)	14
Comprehensive income (loss)	$(319)	$229	$(899)	$492

NOTE 6. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories.  The Company records a reserve against inventories to account for obsolescence and possible price concessions required to liquidate inventories below cost.  As of June 30, 2010 and December 31, 2009, the inventory reserve was $99,000 and $112,000, respectively.  From time to time, the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date.  As of June 30, 2010 and December 31, 2009, the prepaid inventory balances were $99,000 and $119,000, respectively, which are included in prepaid assets in the accompanying consolidated balance sheets.  Inventory consists of the following (in thousands):

	June 30, 2010 (unaudited)	December 31, 2009 (audited)
Finished goods	$2,429	$3,535
Inventory reserve	(99)	(112)
Net inventory	$2,330	$3,423

NOTE 7. Property and Equipment

Property and equipment are primarily located in the United States, with the exception of test fixtures and computer equipment at the Company’s development subsidiary in China and certain tooling and product molds located at outsourced manufacturers in Asia.  Fixed assets consisted of the following (in thousands):

	June 30, 2010 (unaudited)	December 31, 2009 (audited)
Machinery and equipment	$401	$472
Furniture and fixtures	175	106
Tooling and molds	550	482
Subtotal	1,126	1,060
Less accumulated depreciation	822	744
Total	$304	$316

Depreciation expense for the three and six months ended June 30, 2010 was $81,000 and $152,000, respectively, and for the three and six months ended June 30, 2009 was $47,000 and $121,000, respectively.

NOTE 8.  Accrued Expenses

As of June 30, 2010 and December 31, 2009, accrued expenses consisted of the following (in thousands):

	June 30, 2010 (unaudited)	December 31, 2009 (audited)
Accrued product costs	$1,745	$1,477
Other accruals (including taxes)	1,532	4,189
Total	$3,277	$5,666

NOTE 9.  Borrowings

Pursuant to the Company’s Loan, Security and Bulk Purchase Agreement and a Letter of Credit and Security Agreement (collectively, the “Agreement”) with Wells Fargo Trade Capital LLC (“Lender”), the Lender may advance up to $45 million to the Company based on the expected collections of eligible receivables as well as value of the Company’s eligible inventory determined in accordance with the Agreement.  The outstanding advances may not exceed the lesser of (i) $45 million or (ii) the sum of the value of the eligible receivables and eligible inventory multiplied by their respective advance rates as set forth in the Agreement.  This credit facility is secured by all of the assets of the Company. The Agreement automatically renews annually, and is currently set to expire in April 2011.  The interest rate for each borrowing under the credit facility is, at the option of the Company, either the Wells Fargo Bank N.A. prime rate minus 0.50% or the LIBOR rate plus 2.00%.  As of June 30, 2010, there were no advances outstanding under the Agreement, there were $2.1 million of outstanding letters of credit supported by the Agreement and the Company was in compliance with all the covenants of the Agreement.  See Note 15 for a description of a subsequent event related to the Agreement.

NOTE 10.  Recent Accounting Pronouncements

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

Effective January 1, 2010, the Company adopted changes issued by the FASB on January 6, 2010 for a scope clarification to the FASB’s previously issued guidance on accounting for noncontrolling interests in consolidated financial statements. These changes clarify the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a consolidated subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. The adoption of these changes had no impact on the condensed consolidated financial statements.

Effective January 1, 2010, the Company adopted changes issued by the FASB on January 21, 2010 to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The changes also clarify existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. The adoption of these changes had no impact on the condensed consolidated financial statements.

Effective January 1, 2010, the Company adopted changes issued by the FASB on February 24, 2010 to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued, otherwise known as “subsequent events.” Specifically, these changes clarified that an entity that is required to file or furnish its financial statements with the SEC is not required to disclose the date through which subsequent events have been evaluated. Other than the elimination of disclosing the date through which management has performed its evaluation for subsequent events (see Note 12), the adoption of these changes had no impact on the condensed consolidated financial statements.

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

NOTE 11.  Discontinued Operations

During the quarter ended June 30, 2008, the Company assessed its business in the United States and Mexico.  Due to the changing environment and consolidation in the United States of the smaller regional cellular carriers (the Company’s target market) into larger national carriers, along with the Company’s inability to penetrate the Mexico market due to challenges of fostering sales relations with the dominant cellular carriers there, management determined that it was necessary to take decisive actions to mitigate further losses.  The Company implemented actions necessary to close sales operations in both of those countries, which actions were substantially completed by the end of 2009.  The results of the unaudited discontinued operations are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$40	$236	$64	$483
Gross profit	39	(156)	63	(312)
Operating income (loss)	76	(167)	70	(360)
Identifiable assets	951	3,026	951	3,026
Capital expenditures	—	—	—	—
Depreciation and amortization	—	—	—	—

Liabilities of discontinued operations consist primarily of accounts payable.  Assets of discontinued operations are as follows (in thousands):

	June 30, 2010 (unaudited)	December 31,2009 (audited)
Accounts receivable	$36	$13
Prepaid taxes	842	851
Other assets	73	16
Total	$951	$880

As of June 30, 2010, the discontinuance of the domestic and Mexican businesses is essentially complete.  However, the Company is currently working to obtain a refund of the VAT tax prepaid in Mexico and expects to continue to record adjustments and expenses through discontinued operations as necessary until they are completely wound down.

The Company re-evaluated its discontinued operations as of June 30, 2010 in accordance with applicable FASB guidance due to the Company’s remaining discontinued operations being outstanding for more than one year since the declaration to discontinue. As discussed above, the prepaid taxes are in the process of being recovered from a foreign government, with the ability to settle beyond the Company’s control. As this matter is beyond the Company’s control, classification as discontinued operations is still deemed appropriate.

NOTE 12.  Geographic Information

The Company currently operates in one business segment.  All fixed assets are located in Company or third-party facilities in the United States and Asia. The unaudited net sales by geographical area for the three and six months ended June 30, 2010 and 2009 were (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Central America	$3,672	$5,624	$5,167	$8,738
South America	18,681	56,082	44,727	95,593
Total	$22,353	$61,706	$49,894	$104,331

NOTE 13.  Commitments and Contingencies

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

NOTE 15.  Subsequent Event

As described in Note 9, the Company is party to a Loan, Security and Bulk Purchase Agreement and a Letter of Credit and Security Agreement (collectively, the “Agreement”) with Wells Fargo Trade Capital LLC (“Lender”).  Section 6.2 of the Agreement provides that the Agreement may be terminated for convenience by either party with 60 days’ written notice.  Although the Company is currently in compliance with all of its covenants under the Agreement, on July 22, 2010, it received a notice from the Lender of its election to terminate the Agreement on September 22, 2010, the end of the 60-day notice period.  It is the Company’s belief that the principal reasons for the Lender’s actions are the decreased utilization of the facility by the Company, the high level of capital reserves required by the Lender to support the facility and the Company’s lack of profitability.  The Company believes that its current cash resources and working capital are sufficient to fund its operations for the foreseeable future.  In addition, the Company is considering other alternatives, including replacing the facility with another lender.

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

We decided during the second quarter of 2008 to discontinue our operations in Mexico and the U.S.  Although we have essentially completed this process, we are currently working to obtain a refund of the $842,000 of VAT tax prepaid in Mexico and expect to continue to record adjustments required in the financial statements, which affects certain amounts of our results of operations and the classifications on the balance sheet, statement of operations and statement of cash flows for prior periods, and as of prior dates, as well as our disclosure in this report, including management’s discussion and analysis.  The amounts related to our discontinued operations are shown separate from our continuing operations in our consolidated financial statements.

Safe Harbor Statement

This report contains “forward-looking statements,” including, without limitation, statements about future impacts of a new Argentina tariff and possible actions to be taken in response, customer relationships, marketing of our verykool® products, sales levels, cost reductions, operating efficiencies and profitability, that are based on current management expectations and which involve certain risks and uncertainties.  These risks and uncertainties, in whole or in part, could cause such expectations to fail to be achieved and have a material adverse effect on our business, financial condition and results of operations, and include, without limitation: (1) intense competition internationally, including competition from alternative business models, such as manufacturer-to-carrier sales, which may lead to reduced prices, lower sales, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages; (2) dependency on sales in Argentina which have been and will continue to be significantly reduced or eliminated as a result of the recently adopted import tariff in that country; (3) the ability of the Company’s new China R&D group to develop new verykool® handsets and successfully introduce them into new emerging markets; (4) extended general economic downturn in world markets; (5) inability to secure adequate supply of competitive products on a timely basis and on commercially reasonable terms; (6) foreign exchange rate fluctuations, devaluation of a foreign currency, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, including, without limitation, the imposition, creation, increase or modification of tariffs, taxes, duties, levies and other charges and other related risks of our international operations, such as the recently adopted tax/duty change in Argentina on certain electronics (including cellular phones) which could significantly increase selling prices to our customers and end-users; (7) the ability to attract new sources of profitable business from expansion of products or services or risks associated with entry into new markets, including geographies, products and services; (8) an interruption or failure of our information systems or subversion of access or other system controls may result in a significant loss of business, assets, or competitive information; (9) significant changes in supplier terms and relationships or shortages in product supply; (10) continued consolidation in the wireless handset carrier market; (11) loss of business from one or more significant customers; (12) customer and geographical accounts receivable concentration risk and other related risks; (13) rapid product improvement and technological change resulting in inventory obsolescence; (14) uncertain political and economic conditions internationally, including terrorist or military actions; (15) the loss of a key executive officer or other key employees and the integration of new employees; (16) changes in consumer demand for multimedia wireless handset products and features; (17) our failure to adequately adapt to industry changes and to manage potential growth and/or contractions; (18) seasonal buying patterns; (19) the resolution of any litigation for or against the Company; (20) the recent loss of the Company’s bank line of credit and the ability of the company to have access to adequate capital to fund its operations; and (21) the ability of the Company to generate taxable income in future periods.  Reference is also made to other factors detailed from time to time in our periodic reports filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this release and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this release.

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

Overview

We are a leading distributor and provider of wireless handsets and accessories in Latin America. We provide end-to-end handset and wireless terminal solutions for carriers in Latin America, and we distribute products of several key original equipment manufacturers (OEMs) such as Samsung.  We are also involved in the design, development, sourcing and sale of a proprietary line of products under our own verykool® brand, which includes entry-level, mid-tier and high-end products.

The wireless business is extremely competitive.  We must develop and deliver a constant flow of new and innovative products and foster close relationships with carriers and other customers.  We also focus on cost and operational efficiencies so that our products can be price-competitive in the marketplace.  It is important for us to manage our supply chain closely to provide timely delivery of product to our customers and to minimize exposure to inventory levels.  We provide distribution and solution services, including integration and product testing, approval and certification, warehousing, logistics services (packing, shipping and delivery), marketing campaigns, warranty services and end-user support.

In 2010 we took a significant strategic step in our business as we launched our own development team in China.  Previous to this, the design and development of our verykool® phones were contracted out to third parties.  Bringing design and engineering resources in-house will provide us the opportunity to focus entirely on our own branded products, accelerate time-to-market, be more responsive to our customer base and reduce our costs and expenses to improve our gross margins and profitability.  The production of our verykool® phones continues to be outsourced to EMS contract manufacturers in Asia, to which our development team is in close proximity.  We recruited a team of very experienced management and technical personnel who will serve as both our design house for all markets and as the base for marketing and selling our products in Asia-Pacific.  The team consists of 34 employees located in Beijing.  The quarter ended June 30, 2010 was the first full quarter of operation of our China subsidiary.  Its expenses are classified as R&D expenses on our statement of operations.  We expect to generate initial revenue in Asia-Pacific in the third quarter of 2010.

Industry and Market Trends and Risks

Since 2008, a rapid decline in wireless handset sales in the Central and South American markets we serve has negatively impacted and could continue to negatively impact our sales. Some of the countries in the regions where we operate, particularly in Central America, have close economic relations with the United States, and we believe that weak economic conditions in the United States have adversely impacted consumer demand for the wireless handsets we sell in those countries.  Excess supply conditions and the extended effects of the recent global economic downturn have reduced and may continue to reduce demand for our products and the market prices of the products we sell.  These reductions affect our ability to generate sales, margins and gross profit at expected levels and could continue to affect the value of our inventory, as well as customer payment trends. Conversely, should manufacturers be unable to respond to an unanticipated increase in demand as the global economy recovers on a timely basis, we, along with others in our industry, could experience supply constraints that would affect our ability to deliver products. We are unable to quantify these effects, as it is difficult to predict future supply conditions and demand patterns that affect our ability to meet customer demand or sell handsets at an acceptable gross profit.

Although we began to experience a small increase in the demand for handsets in certain markets in the third quarter of 2009, we have also begun to observe a decrease in some subsidies offered by operators in the region, which increases the handset price to the consumer, reducing overall handset volumes.  We also see more low-cost manufacturers gaining traction with entry-level products, which is negatively affecting both our OEM and verykool® sales in the entry-level segment.

Most significantly, Argentina passed a new tariff in November 2009 affecting certain imported electronics, including wireless handsets.  This tariff often increases the pricing at the point of sale of wireless handsets imported into Argentina by more than 30%, thereby rendering them non-competitive with similar products produced within the country.  This is particularly challenging for us because our sales are largely concentrated in Argentina, which country represented 87% of our sales in 2009.  This barrier has resulted in a significant erosion of our sales for the first half of 2010, and we expect that it will continue to have a material adverse impact on our sales, results of operations and prospects in Argentina in the second half of 2010.  During the first three months of 2010, sales to customers in Argentina comprised 88% of our sales, but declined to 68% of sales in the second quarter of 2010.

As indicated above, our new long-term strategy is to open new markets in Asia-Pacific and to leverage our verykool® proprietary line of products in these new markets, as well as our existing Latin American markets.

Results of Operations

The following table sets forth certain financial data as a percentage of net sales:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	93.0%	93.4%	94.0%	92.9%
Gross profit	7.0%	6.6%	6.0%	7.1%

Operating expenses:
Selling, general and administrative	9.5%	5.8%	8.2%	6.2%
Research and development	1.0%	0.0%	0.5%	0.0%
	10.5%	5.8%	8.7%	6.2%
Operating income (loss) from continuing operations	-3.5%	0.8%	-2.7%	0.9%

Other income (expense):
Interest expense (net)	0.0%	-0.2%	0.0%	-0.1%
Other income (expense), net	0.0%	0.0%	0.0%	0.0%
Income (loss) from continuing operations before income taxes.	-3.5%	0.6%	-2.7%	0.8%
Benefit (provision) for income taxes	1.8%	0.0%	0.8%	0.0%
Income (loss) from continuing operations	-1.7%	0.6%	-1.9%	0.8%
Loss from discontinued operation, net of tax	0.3%	-0.2%	0.1%	-0.3%
Net income (loss)	-1.4%	0.4%	-1.8%	0.5%

Three months ended June 30, 2010 compared with three months ended June 30, 2009

Net Sales

For the three months ended June 30, 2010, our net sales from continuing operations amounted to $22.4 million, a decrease of 64% from $61.7 million in the same period last year.  The principal reason for the decline was the negative impact of the recently enacted import tariff in Argentina, where our sales fell 72% in the second quarter compared to the prior year. As a result, the geographic mix of net sales shifted significantly in the current year quarter as sales in South America fell from 91% last year to 84% this year.  Conversely, our net sales in Central America rose from 9% last year to 16% this year.  We expect the pressure in Argentina to continue in the second half of 2010.

We also saw a decrease in the average selling price of wireless handsets sold in the three months ended June 30, 2010.  In comparison to the prior year, we sold 46% fewer units and the average selling price declined 33%.  This reflects a combination of continued price pressure, due primarily to the slower global economy, which continues to result in increased volumes of lower-priced handsets, including some of our verykool® and OEM products.

Cost of Sales, Gross Profit and Gross Margin

For the three months ended June 30, 2010, our gross profit margin increased from 6.6% of net sales in the prior year to 7.0% of net sales in the current year quarter.  The improvement in our gross margin was the result of a shift in product mix, including increased sales of our proprietary verykool® products and declining sales of our distribution business.

Operating Expense

For the three months ended June 30, 2010, operating expense amounted to $2.4 million, a decrease of 34% compared to $3.6 million in the same period last year.  However, as a percentage of net sales from continuing operations, operating expense increased to 10.6% in the three months ended June 30, 2010, compared with 5.8% for the same period last year.  The dollar decrease in total operating expense reflects continued efforts by management to reduce fixed operational costs to match current revenue levels.  Such actions are expected to continue in the second half of 2010.  These expense reductions were partially offset by an increase of $227,000 in research and development costs from our new China development center.  We believe that the investment in the China operation will ultimately result in improved products at lower costs, which will contribute to increased sales and gross profit in future periods.

Other Expense

For the three months ended June 30, 2010, we incurred no interest expense, compared with $109,000 for the same period last year.  This year we had no borrowings during the second quarter on our line of credit, resulting from, among other things, positive cash flow from the contraction of our business as described below in “Liquidity and Capital Resources.”

Provision for Income Taxes

For the three months ended June 30, 2010, we recorded a $400,000 benefit from federal income taxes as a result of a carry back of net operating losses in 2007 and 2008 to prior tax years in which we reported profitability.  The related receivable is shown on the balance sheet in “Accounts Receivable Other.”  After a small provision for local taxes, our net tax benefit for the quarter was $399,000.  For the three months ended June 30, 2009, we recorded a small provision for local taxes of $7,000.

Income (Loss) from Discontinued Operations (net of tax)

The discontinuance and closure of our operations in the U.S. and Mexico that began in the second quarter of 2008 is substantially complete.  During the three months ended June 30, 2010, we reported net income from discontinued operations of $76,000 from the sale of obsolete inventory above our carrying value.  In the same period last year, we reported a loss of $167,000 from discontinued operations as the closure was in process.  We expect to continue to record adjustments and expenses through discontinued operations as necessary until all related assets and liabilities are liquidated.

Six months ended June 30, 2010 compared with six months ended June 30, 2009

Net Sales

For the six months ended June 30, 2010, our net sales from continuing operations amounted to $49.9 million, a decrease of 52% from $104.3 million in the same period last year.  The principal reason for the decline was the negative impact of the recently enacted import tariff in Argentina, where our sales fell 57% in the first half of 2010 compared to the prior year.  We expect the pressure in Argentina to continue in the second half of 2010.

We also saw a decrease in the average selling price of wireless handsets sold in the six months ended June 30, 2010.  In comparison to the prior year, we sold 30% fewer units and the average selling price declined 31%.  This reflects a combination of continued price pressure, due primarily to the slower global economy, which continues to result in increased volumes of lower-priced handsets, including some of our verykool® and OEM products.

Cost of Sales, Gross Profit and Gross Margin

For the six months ended June 30, 2010, net sales declined 52% compared to the same period last year, and gross profit declined 60%.  As a result, our gross profit margin decreased from 7.1% of net sales in the prior year to 6% of net sales in the current year first half.  The decline in gross margin was the result of a shift in product mix during the first quarter of 2010 that resulted in a higher level of sales of lower-margin products.

Operating Expense

For the six months ended June 30, 2010, operating expense amounted to $4.3 million, a decrease of 33.0% compared to $6.4 million in the same period last year.  However, as a percentage of net sales from continuing operations, operating expense increased to 8.7% in the six months ended June 30, 2010, compared with 6.2% for the same period last year.  The decrease in total operating expense from the prior year reflects continued efforts by management to reduce fixed operational costs to match declining revenue levels.  Such actions are expected to continue in the second half of 2010.  These expense reductions were partially offset by an increase of $227,000 in research and development costs from our new China development center.

Other Expense

For the six months ended June 30, 2010, we incurred interest expense of $23,000, compared with $137,000 for the same period last year.  This year we had no borrowings during the second quarter of 2010 on our line of credit, resulting from, among other things, positive cash flow from the contraction of our business.

Provision for Income Taxes

For the six months ended June 30, 2010, we reported a net tax benefit of $395,000, including a $400,000 federal tax benefit in the second quarter of 2010 as a result of a carry back of net operating losses in 2007 and 2008 to prior tax years in which we reported profitability.  The $400,000 receivable is shown on the June 30, 2010 balance sheet in “Accounts Receivable Other.”  For the six months ended June 30, 2009, we recorded a small provision for local taxes of $17,000.

Income (Loss) from Discontinued Operations (net of tax)

During the six months ended June 30, 2010, we reported net income from discontinued operations of $70,000, including $76,000 from the sale of obsolete inventory in the second quarter of 2010 above our carrying value.  In the same period last year, we reported a loss of $360,000 from discontinued operations as the closure was in process.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash generated from operations, lines of credit (bank and vendor) and, from time to time, sale and exercise of securities to provide capital needed to support our business.  However, we have incurred losses for the last three fiscal years and negative cash flow from operations for two of those years.  In the six months ended June 30, 2010, the contraction in our business has allowed us to reduce our working capital needs, decrease balances in accounts receivable by $24.1 million and inventories by $1.1 million, reduce accounts payable and accrued expenses by $3.4 million and generate $19.7 million in cash flow from operations during the period.  This cash flow, together with our existing cash balances, enabled us to retire all $25.5 million outstanding under our bank line of credit, and at June 30, 2010 we had $12.5 million in cash and no outstanding debt.

During the six months ended June 30, 2010, we spent $141,000 on capital expenditures, compared to $51,000 in the prior-year period.  The spending this year includes the set-up of our new development operation in China.  Because we outsource all the manufacturing of our proprietary verykool® products, our business is not capital intensive.  We expect that continued minor investments will be made in the form of tooling and molds for new products.

As described in Notes 9 and 15 to our financial statements, the Company is party to a Loan, Security and Bulk Purchase Agreement and a Letter of Credit and Security Agreement (collectively, the “Agreement”) with Wells Fargo Trade Capital LLC (“Lender”).  Section 6.2 of the Agreement provides that the Agreement may be terminated for convenience by either party with 60 days’ written notice.  Although the Company is currently in compliance with all of its covenants under the Agreement, on July 22, 2010, it received a notice from the Lender of its election to terminate the Agreement on September 22, 2010, the end of the 60-day notice period.  It is the Company’s belief that the principal reasons for the Lender’s actions are the decreased utilization of the facility by the Company, the high level of capital reserves required by the Lender to support the facility and the Company’s lack of profitability.  The Company believes that its current cash resources and working capital are sufficient to fund its operations for the foreseeable future.  In addition, the Company is considering other alternatives, including replacing the facility with another lender.

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

Interest Rate Risk

Historically we have been exposed to market risk from changes in interest rates on outstanding balances under our revolving line of credit. However, at June 30, 2010, we had no balances outstanding under the line.

Market Risk

Almost all of our sales and expenses are transacted in markets outside the United States.  However, all sales transactions and accounts receivable are denominated in U.S. dollars. As a result of our international sales, our future operating results could be adversely affected by a variety of factors, including changes in specific countries’ political, economic or regulatory conditions, and trade protection measures.  Our market risk management includes an accounts receivable insurance policy for our sales.  However, there can be no assurance that our insurance policy will substantially offset the impact of fluctuations in currency exchange rates, political, economic or regulatory conditions on our results of operations and financial position. We do not believe that foreign currency fluctuations had a material impact on our financial results during the three and six month periods ended June 30, 2010.   See “Consolidated Statements of Comprehensive Operations” in our financial statements included in this report.

Item 4. Controls and Procedures

Disclosure Controls

An evaluation was performed pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including the Chief Executive Officer and President and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Chief Executive Officer and President and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our second quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may become involved in certain other legal proceedings and claims which arise in the normal course of business. Other than as described above, as of June 30, 2010, we did not have any significant litigation outstanding.

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

A recently passed Argentina tariff has substantially increased the cost at the point of sale for certain imported electronics, including the products we sell, and this has had a material adverse impact on our sales in Argentina.

Argentina, one of the countries where we have historically and continue to sell a significant amount of OEM products and where we generated 68% of our net sales in the three months ended June 30, 2010, passed a new tariff in November 2009 affecting certain imported electronics, including wireless handsets.  This new tariff  impacts the pricing at the point of sale in excess of 30% and has reduced significantly our overall OEM sales volume in Argentina. This tariff had a material adverse impact on our sales, results of operations and prospects for our OEM products in Argentina in the first six months of 2010. We believe that this tariff will continue to have a material adverse impact on our sales, results of operations and prospects for our OEM products in Argentina on an ongoing basis.

The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers will have a negative impact upon our revenues and could cause our stock price to decline.

Our three largest customers in the three months ended June 30, 2010, all carriers in South America, represented 36%, 18% and 15% of our net sales during that period.  In 2010, a customer accounting for 28% of our net sales for 2009 began significantly reducing its purchases from us as a result of the newly enacted Argentina tariff.  Additional Argentina customers are expected to decrease or eliminate their purchases of imported wireless handsets in the coming fiscal quarters.

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

We purchase wireless handsets and accessories principally from wireless communications OEMs and distributors. We depend on these suppliers to provide us with adequate inventories of currently popular brand-name products on a timely basis and on favorable pricing and other terms, as well as on these suppliers’ quality products and services and financial stability. For the period ended June 30, 2010, one vendor, Samsung Electronics de Amazonia, S.A., accounted for 83% of our total cost of sales.  We currently have one exclusive and several non-exclusive agreements with our principal suppliers, which can be terminated on short notice and provide for certain territorial restrictions. Our suppliers may not offer us competitive products on favorable terms or with timely delivery. The increased costs on importation of wireless handsets and other products into Argentina resulting from the recently enacted tariff will significantly reduce our supply of competitive products for Argentina. In addition, new products from other manufacturers could impact the demand for products from manufacturers we represent. From time to time, we have been unable to obtain sufficient product supplies. Any failure or delay by our suppliers, particularly our single primary vendor, in supplying us with products on favorable terms may severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if these suppliers are unable to fulfill our product needs, or if any principal supplier imposes substantial price increases and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations and financial condition.

The termination of our secured credit facility may affect our liquidity.

Historically, one of our primary sources of liquidity has been borrowing from bank lines of credit.  Our secured bank credit facility with Wells Fargo Trade Capital LLC will terminate on September 22, 2010.  While we presently have no borrowings under this facility, and we believe that our current cash resources and working capital are sufficient to fund our operations for the foreseeable future, we had $2.1 million of outstanding letters of credit at June 30, 2010 supported by this facility that will need to be refinanced or otherwise collateralized.  Any failure to secure a replacement bank credit facility on acceptable terms could adversely affect our business’ liquidity, financial condition or operating results.

We have recently experienced net losses and net losses may continue in the future. If we continue to operate at a loss, our business may not be financially viable.

We experienced losses for the six months ended June 30, 2010 and the year ended December 31, 2009. Given the impact of the recently passed Argentina tariff, the extended effects of the economic slowdown and contraction in the Central and South American markets that we serve, and general economic instability globally, we cannot adequately evaluate the financial viability of our business or our long-term prospects.

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

Item 6.    Exhibits

Exhibit Number	Description of Exhibit
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (+).
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (+).
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer (+).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfoSonics Corporation

Date:	August 16, 2010	By:	/s/ Joseph Ram
Joseph Ram
President and Chief Executive Officer

Date:	August 16, 2010	By:	/s/ Vernon A. LoForti
Vernon A. LoForti
Chief Financial Officer