Form 10-Q
period 2010-09-30
INFOSONICS CORP
filed 2010-11-12
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 12, 2010, the Registrant had 14,184,146 shares outstanding of its $0.001 par value common stock.

InfoSonics Corporation

FORM 10-Q

For quarterly period ended September 30, 2010

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$8,171	$65,262	$58,065	$169,593
Cost of sales	7,629	60,928	54,513	157,832

Gross profit	542	4,334	3,552	11,761

Operating expenses
Selling, general and administrative	2,103	4,013	6,191	10,414
Research and development	406	10	653	45

	2,509	4,023	6,844	10,459

Operating income (loss) from continuing operations	(1,967)	311	(3,292)	1,302

Other income (expense):
Other income	7	7	9	7
Interest expense	—	(80)	(23)	(217)

Income (loss) from continuing operations before benefit (provision) for income taxes	(1,960)	238	(3,306)	1,092
Benefit (provision) for income taxes	20	(6)	415	(23)

Income (loss) from continuing operations	(1,940)	232	(2,891)	1,069
Income (loss) from discontinued operations, net of tax (Note 11)	(22)	(47)	48	(406)

Net income (loss)	$(1,962)	$185	$(2,843)	$663

Basic earnings (loss) per share:
Continuing operations	$(0.14)	$0.02	$(0.20)	$0.07
Discontinued operations	—	(0.01)	—	(0.02)

Net income (loss)	$(0.14)	$0.01	$(0.20)	$0.05

Diluted earnings (loss) per share:
Continuing operations	$(0.14)	$0.02	$(0.20)	$0.07
Discontinued operations	—	(0.01)	—	(0.03)

Net income (loss)	$(0.14)	$0.01	$(0.20)	$0.04

Basic weighted-average number of common shares outstanding	14,184	14,184	14,184	14,550

Diluted weighted-average number of common shares outstanding	14,184	14,932	14,184	14,875

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30, 2010	December 31, 2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$17,166	$18,418
Accounts receivable, net of allowance for doubtful accounts of $194 and $590	4,936	41,914
Accounts receivable other	1,110	1,004
Inventory, net of reserves of $406 and $112	2,507	3,423
Prepaid assets	541	369
Assets of discontinued operations	925	880

Total current assets	27,185	66,008
Property and equipment, net	244	316
Other assets	86	98

Total assets	$27,515	$66,422

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,380	$9,619
Accrued expenses	2,918	5,666
Line of credit	—	25,494
Income taxes payable	97	91
Liabilities of discontinued operations	55	724

Total current liabilities	5,450	41,594

Commitments and Contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized (no shares issued and outstanding)	—	—
Common stock, $0.001 par value, 40,000 shares authorized; 14,184 shares issued and outstanding as of September 30, 2010 and December 31, 2009	14	14
Additional paid-in capital	31,813	31,727
Accumulated other comprehensive loss	(13)	(7)
Accumulated deficit	(9,749)	(6,906)

Total stockholders’ equity	22,065	24,828

Total liabilities and stockholders’ equity	$27,515	$66,422

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(2,843)	$663
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	242	223
Loss on disposal of fixed assets	65	—
Provision for (recovery of) bad debt	(396)	153
Provision for obsolete inventory	306	(42)
Stock-based compensation expense	86	49
(Increase) decrease in:
Accounts receivable	37,374	(32,118)
Accounts receivable other	(106)	3,599
Inventory	610	578
Prepaids	(172)	(318)
Other assets	11	(90)
Increase (decrease) in:
Accounts payable	(7,239)	(158)
Accrued expenses	(2,747)	1,937
Income tax liabilities	6	22

Cash provided by (used in) continuing operations	25,197	(25,502)
Cash provided by (used in) discontinued operations	(714)	305

Net cash provided by (used in) operating activities	24,483	(25,197)

Cash flows from investing activities:
Purchase of property and equipment	(235)	(137)

Net cash used in investing activities	(235)	(137)

Cash flows from financing activities:
Net borrowings (payments on) line of credit	(25,494)	15,792
Cash paid for treasury stock	—	(483)

Net cash provided by (used in) financing activities	(25,494)	15,309

Effect of exchange rate changes on cash	(6)	21

Net decrease in cash and cash equivalents	(1,252)	(10,004)
Cash and cash equivalents, beginning of period	18,418	24,715

Cash and cash equivalents, end of period	$17,166	$14,711

Cash paid for interest	$23	$217
Cash paid for taxes	—	—

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation

Condensed Notes to Consolidated Financial Statements

(unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements and these condensed notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the financial position or results of operations of InfoSonics Corporation (the “Company”), although they may. These unaudited consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.

The Company’s consolidated financial statements include assets, liabilities and operating results of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, these unaudited consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly present the Company’s results of operations, financial position and cash flows as of September 30, 2010 and for all periods presented. The results reported in these consolidated financial statements for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full fiscal year of 2010 or for any future period.

NOTE 2. Stock-Based Compensation

The Company has three equity incentive plans: the 2006 Equity Incentive Plan (“2006 Plan”), the 2003 Stock Option Plan (“2003 Plan”) and the 1998 Stock Option Plan (“1998 Plan”). Each of the plans was approved by our stockholders. As of September 30, 2010, options to purchase 396,000 shares, 11,000 shares and 400,000 shares were outstanding under the 2006 Plan, the 2003 Plan and the 1998 Plan, respectively, and a total of 948,000 shares are available for grant at September 30, 2010 under the 2006 Plan. There are no options available for grant under the 2003 and the 1998 Plans. The Company is also a party to non-plan option agreements with several non-employee directors.

The Company’s stock options vest on an annual or a monthly basis. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Such amount may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three and nine months ended September 30, 2010, we recorded an expense of $14,000 and $36,000, respectively, related to options previously granted. During the three and nine months ended September 30, 2009, we recorded an expense of $18,000 and $49,000, respectively, related to options previously granted. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference that results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2009 and 2010: risk-free interest rate of 0.91% and 0.49% in 2009 and 2010, respectively, based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0% as the Company has not, and does not intend to, declare dividends; and expected life of 3 to 7 years based upon the historical life of options. For grants in 2009 and 2010, the expected volatility used ranged from 88% to 108%, respectively, based on the Company’s historical stock price fluctuations for a period matching the expected life of the options. As of September 30, 2010, there was $141,000 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over the remaining weighted-average period of 2.99 years.

InfoSonics Corporation

Condensed Notes to Consolidated Financial Statements—(Continued)

(unaudited)

A summary of option activity under all of the above plans as of September 30, 2010 and changes during the nine months then ended is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life
Outstanding at December 31, 2009	1,282	$1.65	3.25
Granted	140	$0.68	—
Exercised	—	$—	—
Forfeited	(615)	$2.35	—

Outstanding at Sept. 30, 2010	807	$0.95	2.99

Vested and expected to vest	807	$0.95	2.99
Exercisable at Sept. 30, 2010	504	$1.14	1.17

A summary of the status of the Company’s non-vested options at September 30, 2010 and changes during the nine months then ended is presented below (shares in thousands):

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2009	255	$0.72
Granted	140	$0.68
Vested	(39)	$1.44
Forfeited	(53)	$0.51

Non-vested at September 30, 2010	303	$0.64

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

The Company evaluated the warrant on its Hong Kong subsidiary in accordance with ASC 718-50 and concluded that because the warrants were issued to the management company for allocation at their discretion, the proper treatment of the warrants was as specified in ASC 505-50 as equity-based payments to non-employees in exchange for services. The Company also concluded that the estimated fair value at September 30, 2010 of the warrant based on the cost valuation method was $365,000. The Company will continue to record the expense for this warrant based upon the current fair value of the warrant at each reporting period over the three year performance period. The amount of expense recorded during the three and nine months ended September 30, 2010 was $30,000 and $51,000, respectively.

The Company’s stock-based compensation is classified in the same expense line items as cash compensation. Information about stock-based compensation included in the unaudited results of operations for the three and nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Officer compensation	$7	$3	$15	$7
Non-employee directors	—	2	—	2
Sales, general and administrative	7	13	20	40
Research and development	30	—	51	—

Total stock option/warrant expense, included in total operating expenses	$44	$18	$86	$49

InfoSonics Corporation

Condensed Notes to Consolidated Financial Statements—(Continued)

(unaudited)

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

Common shares from the potential exercise of certain options and warrants have been excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2010 because their exercise prices are greater than the Company’s weighted-average stock price for the period. For the three and nine months ended September 30, 2009, the number of shares excluded was 1,008,000 and 1,432,000, respectively.

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2008 remain open to examination or re-examination. As of September 30, 2010, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or results of operations. For the three and nine months ended September 30, 2010, deferred income tax assets and the corresponding valuation allowance increased by $965,000 and $1,338,000 respectively.

Included in the income tax provision for both the three and nine months ended September 30, 2010 is $22,000 and $423,000, respectively, representing U.S. federal income tax benefits from the carry back of net operating losses in 2007 and 2008 to prior years. There was no such benefit in the same periods of the prior year.

NOTE 5. Comprehensive Income (Loss)

Comprehensive income (loss) for the Company includes net income (loss) and foreign currency translation adjustments. Comprehensive income (loss) was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net profit (loss)	$(1,962)	$185	$(2,843)	$663
Other comprehensive income (loss):
Foreign currency translation adjustments	5	5	(6)	19

Comprehensive income (loss)	$(1,957)	$190	$(2,849)	$682

NOTE 6. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories. The Company records a reserve against inventories to account for obsolescence and possible price concessions required to liquidate inventories below cost. During the three months ended September 30, 2010, the Company added $306,000 to the inventory reserve to write down certain finished goods to their estimated market value. As of September 30, 2010 and December 31, 2009, the inventory reserve was $406,000 and $112,000, respectively. From time to time, the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of September 30, 2010 and December 31, 2009, the prepaid inventory balances were $318,000 and $119,000, respectively, which are included in prepaid assets in the accompanying consolidated balance sheets. Inventory consists of the following (in thousands):

	September 30, 2010 (unaudited)	December 31, 2009 (audited)
Finished goods	$2,913	$3,535
Inventory reserve	(406)	(112)

Net inventory	$2,507	$3,423

InfoSonics Corporation

Condensed Notes to Consolidated Financial Statements—(Continued)

(unaudited)

NOTE 7. Property and Equipment

Property and equipment are primarily located in the United States, with the exception of test fixtures and computer equipment at the Company’s development subsidiary in China and certain tooling and product molds located at outsourced manufacturers in Asia. Fixed assets consisted of the following (in thousands):

	September 30, 2010 (unaudited)	December 31, 2009 (audited)
Machinery and equipment	$406	$472
Furniture and fixtures	218	106
Tooling and molds	519	482

Subtotal	1,143	1,060
Less accumulated depreciation	(899)	(744)

Total	$244	$316

Depreciation expense for the three and nine months ended September 30, 2010 was $90,000 and $242,000, respectively, and for the three and nine months ended September 30, 2009 was $102,000 and $223,000, respectively.

NOTE 8. Accrued Expenses

As of September 30, 2010 and December 31, 2009, accrued expenses consisted of the following (in thousands):

	September 30, 2010 (unaudited)	December 31, 2009 (audited)
Accrued product costs (including warranty)	$1,199	$1,477
Other accruals	1,719	4,189

Total	$2,918	$5,666

NOTE 9. Borrowings

The Company previously had a Loan, Security and Bulk Purchase Agreement and a Letter of Credit and Security Agreement (collectively, the “Agreement”) with Wells Fargo Trade Capital LLC (“Lender”), pursuant to which the Lender could advance up to $45 million to the Company based on the expected collections of eligible receivables as well as value of the Company’s eligible inventory determined in accordance with the Agreement. The credit facility was secured by all of the assets of the Company. The interest rate for each borrowing under the credit facility was, at the option of the Company, either the Wells Fargo Bank N.A. prime rate minus 0.50% or the LIBOR rate plus 2.00%. The Agreement automatically renews annually, and is currently set to expire in April 2011. Section 6.2 of the Agreement provided that it could be terminated for convenience by either party with 60 days’ written notice. Although the Company was in compliance with all of its covenants under the Agreement, on July 22, 2010, it received a notice from the Lender of its election to terminate the Agreement on September 22, 2010, the end of the 60-day notice period. It is the Company’s belief that the principal reasons for the Lender’s actions are the decreased utilization of the facility by the Company, the high level of capital reserves required by the Lender to support the facility and the Company’s lack of profitability. The Company believes that its current cash resources and working capital are sufficient to fund its operations for the foreseeable future. In addition, the Company is considering other alternatives, including replacing the facility with another lender.

InfoSonics Corporation

Condensed Notes to Consolidated Financial Statements—(Continued)

(unaudited)

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

InfoSonics Corporation

Condensed Notes to Consolidated Financial Statements—(Continued)

(unaudited)

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

In March 2010, the FASB issued changes related to existing accounting requirements for embedded credit derivatives. Specifically, the changes clarify the scope exception regarding when embedded credit derivative features are not considered embedded derivatives subject to potential bifurcation and separate accounting. These changes became effective for the Company on July 1, 2010. Management has determined these changes will not have an impact on the condensed consolidated financial statements.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$1	$6	$64	$490
Gross profit	1	(2)	64	(314)
Income (loss)	(22)	(47)	7	(406)
Identifiable assets	925	3,015	925	3,015
Capital expenditures	—	—	—	—
Depreciation and amortization	—	—	—	—

Liabilities of discontinued operations consist primarily of accounts payable. Assets of discontinued operations are as follows (in thousands):

	September 30, 2010 (unaudited)	December 31, 2009 (audited)
Accounts receivable	$25	$13
Prepaid taxes	790	851
Other assets	110	16

Total	$925	$880

As of September 30, 2010, the discontinuance of the domestic and Mexican businesses was essentially complete. However, the Company is continuing its efforts to obtain a refund of the VAT tax prepaid in Mexico and expects to continue to record adjustments and expenses through discontinued operations as necessary until they are completely wound down.

The Company re-evaluated its discontinued operations as of September 30, 2010 in accordance with applicable FASB guidance due to the Company’s remaining discontinued operations being outstanding for more than one year since the declaration to discontinue. As discussed above, the prepaid taxes are in the process of being recovered from a foreign government, with the ability to settle beyond the Company’s control. As this matter is beyond the Company’s control, classification as discontinued operations is still deemed appropriate.

InfoSonics Corporation

Condensed Notes to Consolidated Financial Statements—(Continued)

(unaudited)

NOTE 12. Geographic Information

The Company currently operates in one business segment. All fixed assets are located in Company or third-party facilities in the United States and Asia. The unaudited net sales by geographical area for the three and nine months ended September 30, 2010 and 2009 were (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009
Central America	$2,242	$6,975	$7,409	$15,713
South America	5,929	58,287	50,656	153,880

Total	$8,171	$65,262	$58,065	$169,593

NOTE 13. Commitments and Contingencies

LG Electronics Litigation

On July 1, 2009, the Company filed suit in the Superior Court of the State of California, County of San Diego (Case No. 37-2009-00092797-CU-BT-CTL) against defendants LG Electronics, Inc., LG Electronics USA, Inc., LG Electronics Panama S.A., LG Electronics Inc. Chile LTDA, LG Electronics Guatemala S.A. de C.V. and DOES 1-10. The complaint alleges claims for interference with contractual relations/inducing breach of contract, intentional interference with prospective economic relations, negligent interference with prospective economic relations, breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, fraud, promissory estoppel and violation of California Business and Professions Code §§ 17200, et seq. The Company is seeking in excess of $5 million in damages On July 31, 2009, the defendants removed the case to federal court in San Diego, CA. On April 23, 2010, the Company filed an amended complaint. On October 22, 2010, the parties reached an out-of-court settlement as described in Note 15 below.

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

NOTE 15. Subsequent Event

On October 22, 2010, the Company reached an out-of-court settlement with LG Electronics relating to the litigation described in Note 13 above. LG agreed to pay the Company $500,000, including payment of a $400,000 receivable (included in Other Accounts Receivable on the Company’s balance sheet) owed to the Company, in exchange for a dismissal of the suit with prejudice. Payment of the $500,000 was received on November 1, 2010 and the suit was dismissed. The Company will recognize a $100,000 gain on the settlement in its fourth quarter ending December 31, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements, Safe Harbor Statement and Other General Information

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

We decided during the second quarter of 2008 to discontinue our operations in Mexico and the U.S. Although we have essentially completed this process, we are currently working to obtain a refund of the $790,000 of VAT tax prepaid in Mexico and expect to continue to record adjustments required in the financial statements, which affects certain amounts of our results of operations and the classifications on the balance sheet, statement of operations and statement of cash flows for prior periods, and as of prior dates, as well as our disclosure in this report, including management’s discussion and analysis. The amounts related to our discontinued operations are shown separate from our continuing operations in our consolidated financial statements.

This report contains “forward-looking statements,” including, without limitation, statements about future impacts of a new Argentina tariff and possible actions to be taken in response, customer relationships, marketing of our verykool® products, sales levels, cost reductions, operating efficiencies and profitability, that are based on current management expectations and which involve certain risks and uncertainties. These risks and uncertainties, in whole or in part, could cause such expectations to fail to be achieved and have a material adverse effect on our business, financial condition and results of operations, and include, without limitation: (1) intense competition internationally, including competition from alternative business models, such as manufacturer-to-carrier sales, which may lead to reduced prices, lower sales, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages; (2) dependency on sales in Argentina which have been significantly reduced and may be further reduced or eliminated as a result of the recently adopted import tariff in that country; (3) the ability of the Company’s new China R&D group to develop new verykool® handsets and successfully introduce them into new emerging markets; (4) extended general economic downturn in world markets; (5) inability to secure adequate supply of competitive products on a timely basis and on commercially reasonable terms; (6) foreign exchange rate fluctuations, devaluation of a foreign currency, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, including, without limitation, the imposition, creation, increase or modification of tariffs, taxes, duties, levies and other charges and other related risks of our international operations, such as the recently adopted tax/duty change in Argentina on certain electronics (including cellular phones) which could significantly increase selling prices to our customers and end-users; (7) the ability to attract new sources of profitable business from expansion of products or services or risks associated with entry into new markets, including geographies, products and services; (8) an interruption or failure of our information systems or subversion of access or other system controls may result in a significant loss of business, assets, or competitive information; (9) significant changes in supplier terms and relationships or shortages in product supply; (10) continued consolidation in the wireless handset carrier market; (11) loss of business from one or more significant customers; (12) customer and geographical accounts receivable concentration risk and other related risks; (13) rapid product improvement and technological change resulting in inventory obsolescence; (14) uncertain political and economic conditions internationally, including terrorist or military actions; (15) the loss of a key executive officer or other key employees and the integration of new employees; (16) changes in consumer demand for multimedia wireless handset products and features; (17) our failure to adequately adapt to industry changes and to manage potential growth and/or contractions; (18) seasonal buying patterns; (19) the resolution of any litigation for or against the Company; (20) the recent loss of the Company’s bank line of credit and the ability of the company to have access to adequate capital to fund its operations; and (21) the ability of the Company to generate taxable income in future periods. Reference is also made to other factors detailed from time to time in our periodic reports filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this release and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this release.

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

Overview

We are a provider of wireless handsets and accessories to carriers, distributors and OEMs in Latin America and Asia Pacific. We distribute products of original equipment manufacturers (OEMs), such as Samsung, and we also design, develop, source and sell a proprietary line of products under our own verykool® brand, which includes entry-level, mid-tier and high-end products.

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

In 2010 we took a significant strategic step in our business as we launched our own development team in China. Previous to this, the design and development of our verykool® phones were contracted out to third parties. Bringing design and engineering resources in-house will provide us the opportunity to focus entirely on our own branded products, accelerate time-to-market, be more responsive to our customer base and reduce our costs and expenses to improve our gross margins and profitability. The production of our verykool® phones continues to be outsourced to EMS contract manufacturers in Asia, to which our development team is in close proximity. We recruited a team of very experienced management and technical personnel who will serve as both our design house for all markets and as the base for marketing and selling our products in Asia-Pacific. The team currently consists of approximately 40 employees, primarily engineers, located in Beijing. The quarter ended June 30, 2010 was the first full quarter of operation of our China subsidiary. Its expenses are classified as R&D expenses on our statement of operations, together with any NRE (non-recurring engineering) expenses paid to other design houses. We shipped our first product designed by our China team to a customer in China in October 2010. We expect to continue to use outside design houses to augment the efforts of our China development team. All of our manufacturing is done by contract manufacturers in China.

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

Most significantly, Argentina passed a new tariff in November 2009 affecting certain imported electronics, including wireless handsets. This tariff often increases the pricing at the point of sale of wireless handsets imported into Argentina by more than 30%, thereby rendering them non-competitive with similar products produced within the country. This is particularly challenging for us because our sales are largely concentrated in Argentina, which country represented 87% of our sales in 2009. This barrier has resulted in a significant erosion of our sales for the first nine months of 2010, and we expect that it will continue to have an adverse impact on our sales, results of operations and prospects in Argentina in the fourth quarter of 2010. During the first three months of 2010, sales to customers in Argentina comprised 88% of our sales, but declined to 56% of sales in the third quarter of 2010.

As indicated above, our new long-term strategy is to open new markets in Asia-Pacific and to leverage our verykool® proprietary line of products in these new markets, as well as our existing Latin American markets.

Results of Operations

The following table sets forth certain financial data as a percentage of net sales:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	93.4%	93.4%	93.9%	93.1%

Gross profit	6.6%	6.6%	6.1%	6.9%

Operating expenses:
Selling, general and administrative	25.7%	6.1%	10.7%	6.2%
Research and development	5.0%	0.0%	1.1%	0.0%

	30.7%	6.1%	11.8%	6.2%

Operating income (loss) from continuing operations	-24.1%	0.5%	-5.7%	0.7%

Other income (expense):
Interest expense (net)	0.0%	-0.1%	0.0%	-0.1%
Other income (expense), net	0.1%	0.0%	0.0%	0.0%

Income (loss) from continuing operations before income taxes.	-24.0%	0.4%	-5.7%	0.6%
Benefit (provision) for income taxes	0.3%	0.0%	0.7%	0.0%

Income (loss) from continuing operations	-23.7%	0.4%	-5.0%	0.6%
Income (loss) from discontinued operation, net of tax	-0.3%	-0.1%	0.1%	-0.2%

Net income (loss)	-24.0%	0.3%	-4.9%	0.4%

Three months ended September 30, 2010 compared with three months ended September 30, 2009

Net Sales

For the three months ended September 30, 2010, our net sales from continuing operations amounted to $8.2 million, a decrease of 87% from $65.3 million in the same period last year. The principal reason for the decline was the negative impact of the recently enacted import tariff in Argentina, where our sales of our distribution business fell 90% in the third quarter compared to the prior year. We expect one more quarter of decline in the seasonally slower fourth quarter, but expect this transition will be largely complete at the end of 2010. Sales of our proprietary verykool® products will now become the driving force behind our business as we introduce new handsets developed by our in-house design team and expand into new geographies. On October 19, 2010, we announced the first shipment of a new internally-developed ruggedized phone, the R80, to our first customer in China. We believe that the R80 has a robust feature set, is competitively priced and could have great potential in the markets of Asia Pacific. We also intend to offer this product in our core Latin American market.

Sales of our proprietary verykool® handsets during the three months ended September 30, 2010 declined 7% compared to the same period last year. However, due to the significant decline in our distribution business, sales of our own products represented a much larger share of our revenues during the quarter, 28%, compared to 4% in the prior year. We shipped 59% more verykool® handsets during the quarter than in the prior year, but the average selling price declined 41% due to product mix and the popularity of lower-priced phones in our Latin American markets.

Cost of Sales, Gross Profit and Gross Margin

For the three months ended September 30, 2010, our gross profit margin of 6.6% of net sales was unchanged from the prior year quarter. However, cost of sales during the three months ended September 30, 2010 included an addition to the inventory reserve of $306,000 to write down certain finished goods to their estimated market value. Without that reserve, our gross profit margin in the quarter would have been 10.4%, reflecting the higher mix of sales of our proprietary products.

Operating Expenses

For the three months ended September 30, 2010, operating expenses amounted to $2.5 million, a decrease of 38% compared to $4.0 million in the same period last year. However, despite the decrease in dollar spending, operating expenses as a percentage of net sales from continuing operations increased to 30.7% in the three months ended September 30, 2010, compared with 6.1% for the same period last year, as net sales declined disproportionally to expenses. SG&A expenses for the three months ended September 30, 2010 amounted to $2.1 million, a decrease of 48% compared to $4.0 million in the prior year quarter as variable expenses were reduced and management worked to cut fixed operational costs. The SG&A expense reductions were partially offset by an increase of $396,000 in research and development costs, principally from our new China development center, for which the three months ended September 30, 2010 represents its first full quarter of operation. We believe that the investment in the China operation will ultimately result in improved products at lower costs, which will contribute to increased sales and gross profit in future periods.

Other Income / Expense

For the three months ended September 30, 2010, we incurred no interest expense, compared with $80,000 of interest for the same period last year. At September 30, 2009, there were $30.0 million in borrowings under our line of credit. This year we have had no borrowings after March 31, 2010.

Provision for Income Taxes

For the three months ended September 30, 2010, we recorded a $22,000 benefit from federal income taxes as a result of an adjustment to increase the carry-back we recorded in the three months ended June 30, 2009 of net operating losses in 2007 and 2008 to prior tax years in which we reported profitability. After a small provision for local taxes, our net tax benefit for the quarter was $20,000. For the three months ended September 30, 2009, we recorded a small provision for local taxes of $6,000.

Income (Loss) from Discontinued Operations (net of tax)

The discontinuance and closure of our operations in the U.S. and Mexico that began in the second quarter of 2008 is substantially complete. During the three months ended September 30, 2010 and 2009, we reported a net loss from discontinued operations of $22,000 and $47,000, respectively. We expect to continue to record adjustments and expenses through discontinued operations as necessary until all related assets and liabilities are liquidated.

Nine months ended September 30, 2010 compared with nine months ended September 30, 2009

Net Sales

For the nine months ended September 30, 2010, our net sales from continuing operations amounted to $58.1 million, a decrease of 66% from $169.6 million in the same period last year. The principal reason for the decline was the negative impact of the recently enacted import tariff in Argentina, where our sales similarly fell 66% in the first nine months of 2010 compared to the prior year. We expect the pressure in Argentina to continue in the fourth quarter of 2010.

Sales of our proprietary verykool® handsets during the nine months ended September 30, 2010 grew 36% compared to the same period last year. We shipped 66% more verykool® handsets during the nine month period than in the prior year, but the average selling price declined 24% due to product mix and the popularity of lower-priced phones in our Latin American markets.

Cost of Sales, Gross Profit and Gross Margin

Our gross profit margin for the nine months ended September 30, 2010 declined to 6.1% of net sales from 6.9% of net sales in the prior year period. The decline in gross margin was primarily the result of a shift in product mix during the first quarter of 2010 to a higher level of sales of lower-margin products and resulted in a reported gross margin in that quarter of only 5.2%. Additionally, cost of sales during the three months ended September 30, 2010 included an addition to the inventory reserve of $306,000 to write down certain finished goods to their estimated market value. Without that reserve, our gross profit margin for the nine months ended September 30, 2010 would have been 6.6%.

Operating Expenses

For the nine months ended September 30, 2010, operating expenses amounted to $6.8 million, a decrease of 35.0% compared to $10.5 million in the same period last year. However, as a percentage of net sales from continuing operations, operating expense increased to 11.8% in the nine months ended September 30, 2010, compared with 6.2% for the same period last year. The decrease in total operating expense from the prior year reflects both a reduction in variable expenses associated with the decline in net sales as well as reductions in fixed operational costs. These expense reductions were partially offset by an increase of $608,000 in research and development costs, principally from our new China development center.

Other Income / Expense

For the nine months ended September 30, 2010, we incurred interest expense of $23,000, compared with $217,000 for the same period last year. This year we had no borrowings after the first quarter of 2010 on our line of credit, resulting from, among other things, positive cash flow from the contraction of our business.

Provision for Income Taxes

For the nine months ended September 30, 2010, we reported a net tax benefit of $415,000, including a $422,000 federal tax benefit from the carry-back of net operating losses in 2007 and 2008 to prior tax years in which we reported profitability. The $422,000 receivable is shown on the September 30, 2010 balance sheet in “Accounts Receivable Other.” For the nine months ended September 30, 2009, we recorded a small provision for local taxes of $7,000.

Income (Loss) from Discontinued Operations (net of tax)

During the nine months ended September 30, 2010, we reported net income from discontinued operations of $48,000, including $76,000 from the sale of obsolete inventory in the second quarter of 2010 above our carrying value. In the same period last year, we reported a loss of $406,000 from discontinued operations as the closure was in process.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash generated from operations, lines of credit (bank and vendor) and, from time to time, sale and exercise of securities to provide capital needed to support our business. However, we have incurred losses for the last three fiscal years and negative cash flow from operations for two of those years. In the nine months ended September 30, 2010, the contraction in our business has allowed us to reduce our working capital needs, decrease balances in accounts receivable by $37.4 million and inventories by $622,000, reduce accounts payable and accrued expenses by $10.0 million and generate $24.5 million in cash flow from operations during the period. This cash flow, together with our existing cash balances, enabled us to retire all $25.5 million outstanding under our bank line of credit, and at September 30, 2010 we had $17.2 million in cash and cash equivalents and no outstanding debt.

During the nine months ended September 30, 2010, we spent $235,000 on capital expenditures, compared to $137,000 in the prior-year period. The spending this year includes the set-up of our new development operation in China and tooling for new products. Because we outsource all the manufacturing of our proprietary verykool® products, our business is not capital intensive. We expect that continued minor investments will be made in the form of tooling and molds for new products.

As described in Notes 9 to our financial statements, the Company previously had a $45 million Loan, Security and Bulk Purchase Agreement and a Letter of Credit and Security Agreement (collectively, the “Agreement”) with Wells Fargo Trade Capital LLC (“Lender”). Section 6.2 of the Agreement provided that the Agreement could be terminated for convenience by either party with 60 days’ written notice. Although the Company was in compliance with all of its covenants under the Agreement, on July 22, 2010, it received a notice from the Lender of its election to terminate the Agreement on September 22, 2010, the end of the 60-day notice period. It is the Company’s belief that the principal reasons for the Lender’s actions are the decreased utilization of the facility by the Company, the high level of capital reserves required by the Lender to support the facility and the Company’s lack of profitability. The Company believes that its current cash resources and working capital are sufficient to fund its operations for the foreseeable future. In addition, the Company is considering other alternatives, including replacing the facility with another lender.

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

Interest Rate Risk

Historically we have been exposed to market risk from changes in interest rates on outstanding balances under our revolving line of credit. However, at September 30, 2010, we had no balances outstanding under the line.

Market Risk

Almost all of our sales and expenses are transacted in markets outside the United States. However, all sales transactions and accounts receivable are denominated in U.S. dollars. As a result of our international sales, our future operating results could be adversely affected by a variety of factors, including changes in specific countries’ political, economic or regulatory conditions, and trade protection measures. Our market risk management includes an accounts receivable insurance policy for our sales. However, there can be no assurance that our insurance policy will substantially offset the impact of fluctuations in currency exchange rates, political, economic or regulatory conditions on our results of operations and financial position. We do not believe that foreign currency fluctuations had a material impact on our financial results during the three and nine month periods ended September 30, 2010. See “Consolidated Statements of Comprehensive Operations” in our financial statements included in this report.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our third quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

LG Electronics Litigation

On July 1, 2009, the Company filed suit in the Superior Court of the State of California, County of San Diego (Case No. 37-2009-00092797-CU-BT-CTL) against defendants LG Electronics, Inc., LG Electronics USA, Inc., LG Electronics Panama S.A., LG Electronics Inc. Chile LTDA, LG Electronics Guatemala S.A. de C.V. and DOES 1-10. The complaint alleges claims for interference with contractual relations/inducing breach of contract, intentional interference with prospective economic relations, negligent interference with prospective economic relations, breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, fraud, promissory estoppel and violation of California Business and Professions Code §§ 17200, et seq. The Company is seeking in excess of $5 million in damages. On July 31, 2009, the defendants removed the case to federal court in San Diego, CA. On April 23, 2010, the Company filed an amended complaint. On October 22, 2010, the parties reach an out-of-court settlement in which LG agreed to pay the Company $500,000, including payment of a $400,000 receivable (included in Other Accounts Receivable on the Company’s balance sheet) owed to the Company, in exchange for a dismissal of the suit with prejudice.

We may become involved in certain other legal proceedings and claims which arise in the normal course of business. Other than as described above, as of September 30, 2010, we did not have any significant litigation outstanding.

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

Argentina, one of the countries where we have historically sold a significant amount of products and where we generated 56% of our net sales in the three months ended September 30, 2010, passed a new tariff in November 2009 affecting certain imported electronics, including wireless handsets. This new tariff impacts the pricing at the point of sale in excess of 30% and has reduced significantly our overall OEM sales volume in Argentina. This tariff had a material adverse impact on our sales, results of operations and prospects for our OEM products in Argentina in the first nine months of 2010. We believe that this tariff will continue to have a material adverse impact on our sales, results of operations and prospects for our OEM products in Argentina on an ongoing basis.

The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers will have a negative impact upon our revenues and could cause our stock price to decline.

Our three largest customers in the three months ended September 30, 2010, all carriers in South America, represented 24%, 15% and 14% of our net sales during that period. In 2010, a customer accounting for 28% of our net sales for 2009 began significantly reducing its purchases from us as a result of the newly enacted Argentina tariff. Additional Argentina customers have or may decrease or eliminate their purchases of imported wireless handsets in the coming fiscal quarters.

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

We purchase wireless handsets and accessories principally from wireless communications OEMs and distributors. We depend on these suppliers to provide us with adequate inventories of currently popular brand-name products on a timely basis and on favorable pricing and other terms, as well as on these suppliers’ quality products and services and financial stability. For the three months ended September 30, 2010, one vendor, Samsung Electronics de Amazonia, S.A., accounted for 71% of our total cost of sales. We currently have one exclusive and several non-exclusive agreements with our principal suppliers, which can be terminated on short notice and provide for certain territorial restrictions. Our suppliers may not offer us competitive products on favorable terms or with timely delivery. The increased costs on importation of wireless handsets and other products into Argentina resulting from the recently enacted tariff will significantly reduce our supply of competitive products for Argentina. In addition, new products from other manufacturers could impact the demand for products from manufacturers we represent. From time to time, we have been unable to obtain sufficient product supplies. Any failure or delay by our suppliers, particularly our single primary vendor, in supplying us with products on favorable terms may severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. If we lose any of our principal suppliers, or if these suppliers are unable to fulfill our product needs, or if any principal supplier imposes substantial price increases and alternative sources of supply are not readily available, it would have a material adverse effect on our results of operations and financial condition.

The termination of our secured credit facility may affect our liquidity.

Historically, one of our primary sources of liquidity has been borrowing from bank lines of credit. Our secured bank credit facility with Wells Fargo Trade Capital LLC terminated on September 22, 2010. While we believe that our current cash resources and working capital are sufficient to fund our operations for the foreseeable future, we do not currently have a permanent letter of credit facility, which may impede our procurement operations. Failure to secure a replacement bank credit facility on acceptable terms could adversely affect our ability to support future growth in our business.

We have recently experienced net losses and net losses may continue in the future. If we continue to operate at a loss, our business may not be financially viable.

We experienced losses for the nine months ended September 30, 2010 and the year ended December 31, 2009. Given the impact of the recently passed Argentina tariff, the extended effects of the economic slowdown and contraction in the Central and South American markets that we serve, and general economic instability globally, we cannot adequately evaluate the financial viability of our business or our long-term prospects.

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

On May 4, 2010, we received a NASDAQ Staff Deficiency letter indicating that for the prior thirty consecutive business days the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The NASDAQ Global Market under NASDAQ Marketplace Rule 5450(a)(1). In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until November 1, 2010, to regain compliance. Because we had not regained compliance during that period, and in order to avail ourselves of an additional grace period, we applied to NASDAQ on October 27, 2010 to transfer our stock listing to the NASDAQ Capital Market. On November 2, 2010, we received notification from NASDAQ that our transfer was approved effective November 4, 2010 and that we had been granted an additional 180-day compliance period until May 2, 2011 to demonstrate compliance with the $1.00 minimum bid price requirement of the NASDAQ Capital Market.

If compliance with the minimum bid price requirement cannot be demonstrated by May 2, 2011, the staff of The NASDAQ Stock Market Listing Qualifications department would deliver a written notification to us that our common stock will be delisted from The NASDAQ Capital Market. If we receive a delisting notice, we may appeal the NASDAQ staff’s determination to a Listing Qualifications Panel.

If our common stock were delisted from The NASDAQ Stock Market, you may find it difficult to dispose of your shares and our share price may be adversely affected.

If our common stock were to be delisted from The NASDAQ Capital Market, trading of our common stock most likely would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as the OTCQX marketplace or the OTC Bulletin Board. Such trading would reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, thereby negatively impacting the share price of our common stock.

If our common stock is delisted from The NASDAQ Capital Market and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on The NASDAQ Stock Market that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of shareholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual shareholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock, thereby negatively impacting the share price of our common stock.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Offer letter between InfoSonics and Vernon A. LoForti dated July 8, 2010.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfoSonics Corporation

Date: November 12, 2010	By:	/S/ JOSEPH RAM
Joseph Ram
President and Chief Executive Officer

Date: November 12, 2010	By:	/S/ VERNON A. LOFORTI
Vernon A. LoForti
Chief Financial Officer