Form 10-K
period 2010-12-31
INFOSONICS CORP
filed 2011-03-31
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $5,785,005. This calculation is based upon the closing price of $0.58 of the stock on June 30, 2010. Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of March 31, 2011, there were 14,184,146 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders expected to be held on June 13, 2011.

InfoSonics Corporation

Form 10-K for the Year Ended December 31, 2010

Forward-Looking Statements

Certain statements in this annual report on Form 10-K constitute “forward-looking statements.” These forward-looking statements involve known or unknown risks, uncertainties and other factors that may or may not be outside our control and that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, the actions of competitors, suppliers and customers are generally outside of our control; and our ability to execute our business plans and to increase revenues and operating income are each dependent upon our ability to continue to expand our current businesses and to enter new business areas, as well as upon general economic conditions and other factors, including some of the factors identified as “Risk Factors” in this annual report and from time to time in our other SEC filings. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues,” or the negative of these terms, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, unless required by law.

In this annual report on Form 10-K, “InfoSonics,” “InfoSonics Corporation,” “the Company,” “we,” “us” and “our” refer to InfoSonics Corporation and our wholly owned subsidiaries on a consolidated basis, unless the context otherwise provides.

PART I

Item 1.	Business

Company Overview

We are a provider of wireless handsets and accessories to carriers, distributors and original equipment manufacturers (“OEMs”) in Latin America and Asia Pacific. We design, develop, source and sell our proprietary line of products under the verykool® brand, which includes entry-level, mid-tier and high-end products. We first introduced our verykool® brand in 2006.

Our corporate headquarters are in San Diego, California and we maintain a sales office in Miami, Florida to serve our Latin American open market customers based in Miami. We have operated a warehouse and distribution center in Miami, but are now phasing that out as we move more to a build-to-order model and utilize third party logistics operators to conduct the warehousing and logistical aspects of our business. We have wholly owned subsidiaries in Central and South America, which conduct some of our business activities in their respective regions, as well as subsidiaries in China and Hong Kong where we conduct research and development of our verykool® products, oversee production at contract manufacturers, conduct quality control and monitor third party logistics and warehousing for shipment to our customers.

Prior to March 2011 and for the past four years, there were essentially two ways through which we provided wireless handsets and accessories: (1) distribution of wireless handsets supplied by major manufacturers, primarily Samsung, and (2) provision of our own proprietary verykool® phones that we originally sourced from independent design houses and original design manufacturers (“ODMs”). Revenue reached its peak in 2006 when we recorded approximately $241 million of net sales. In 2009, more than 95% of our net sales of approximately $231 million were derived from distribution sales of Samsung product to carriers in Argentina. In late 2009, however, a stiff import tariff on certain electronic devices, including wireless handsets, was enacted in Argentina. The tariff had a significant negative impact on our sales beginning in the first quarter of 2010, and ultimately resulted in a decrease of 69% of our sales volume in 2010 compared to 2009. Then, in February 2011, Argentina enacted a further import regulation effective March 6, 2011 which essentially resulted in the final conclusion of our distribution business. Going forward, we expect our business to be centered on our verykool® product line. Our goal is to replace the lost gross profit from distribution revenues with higher margin verykool® sales through expansion of our product portfolio and entry into new geographic markets in Asia Pacific and Latin America.

The verykool® brand is now our flagship product. In order to better control the roadmap for this product line, in April 2010 we established an in-house design center in Beijing, China where we are now designing a number of phones in our product portfolio. We continue to source many of our phones from independent design houses, but expect that eventually the majority of our phones will come from our own design center as our team expands and increases its capacity. We contract with electronic manufacturing services (“EMS”) providers to manufacture all of our branded products.

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

Global Wireless Industry

Rapid technological developments over the last several years within the wireless telecommunications industry have allowed wireless subscribers to talk, send and receive text messages, send and receive e-mails, capture and transmit digital images, send and receive multimedia messages, play games, listen to music, watch visual content and browse the Internet using all-in-one wireless handsets. Wireless handsets, accessories and services also are being used around the world to provide remote monitoring, point-of-sale transaction processing, inter-device communications, local area networks, location monitoring, sales force automation, and customer relationship management. While current demand for some of these more advanced services and features is not as strong in certain of the price-sensitive foreign markets we serve, the cost of producing phones with “smart” features continues to decline and we believe demand will increase in the future as the products become more affordable and worldwide economic conditions improve.

Based on estimates from analysts at Wireless Intelligence, there were over 5.0 billion worldwide wireless connections in mid-2010, with wireless penetration estimated to be approximately 73% of the world’s population. In many regions, penetration exceeds 100%, where there is more than one connection per person in the country. Western Europe, where penetration has reached 130%, is the most highly penetrated region. During 2010, shipments of wireless devices in the global wireless industry increased by approximately 13% to an estimated 1.4 billion wireless devices according to the research firm Strategy Analytics. The replacement cycle remains the single biggest factor driving global wireless device sales demand. Compelling data centric services over fast networks should continue to fuel the future global demand for wireless devices. Ease of use and increased functionality of devices are expected to continue to drive consumer demand for wireless devices and hence the replacement cycle. The convergence of telecommunications, computing and media is further accelerating the replacement cycle and driving demand. Demand for tablet PCs and netbooks is also fueling expansion of wireless application and demand for wireless chipsets. According to estimates from ABI Research, worldwide shipments of wireless connectivity chipsets rose to 2.0 billion units in 2010, a 22% increase over 2009.

The global wireless industry is expected to benefit in the future from a number of trends including the following:

Smartphones and Next Generation Systems. Consumer desire for speed of connectivity has driven continual development of faster chips by chip designers and faster networks by wireless carriers. As a consequence, analysts believe that one of the key drivers for the growth in volume of replacement devices shipped will be the migration to next generation systems and devices (3G, 3.5G and 4G) with full Internet capabilities. The popularity of smartphones and phones with smartphone-like features including compelling display technologies and touch screen enhancements will further increase market penetration. Push e-mail, mobile data (e.g. mobile music, mobile TV, mobile banking, mobile advertising, and mobile social networking) and the availability of compelling content and enhanced device capabilities will continue to drive the replacement cycle. According to Gartner Research, it is estimated that smartphones comprised approximately 19% of total wireless devices shipped in 2010, a 72% increase from smartphone sales in 2009. Gartner Group also projects continued growth of smartphones to approximately 25% of total devices in 2011.

Increasing Customer Penetration. Although market penetration in some countries such as Brazil is in excess of 100%, there are other geographic markets where subscriber penetration is much lower. Increased wireless service availability and lower cost of wireless service compared to conventional fixed line systems combined with more affordability of wireless handsets is expected to result in an increase in worldwide subscribers. This is particularly true in markets such as Africa, India, China and Eastern Europe, which are expected to significantly increase their number of subscribers. This is one of the reasons that we recently expanded into the Asia Pacific market.

Tablets. The convergence of the wireless handset and the laptop computer gained significant momentum in 2010 as evidenced by the significant presence of tablet devices at the November 2010 Consumer Electronics Show in the United States. Gardner Group estimates that approximately 20 million tablets were sold in 2010, and that approximately 55 million tablets will be sold during 2011. Tablets feature large touchscreens, wireless connectivity, virtual keyboards, application availability, and always-on functionality in a portable device, which has heightened consumer interest. Various personal computer vendors and wireless device manufacturers have introduced tablets into the market, and it is expected that the roll out of upgraded versions of existing tablets and new entrants into the tablet market will increase in coming years.

Our Business and Strategy

Over the past several years, our business has been concentrated in countries in Latin America. In addition, during that time, the majority of our revenue was derived from distribution sales of Samsung product in Argentina, typically at very thin margins. In 2006, in an effort to begin to lessen our dependency on the distribution business, we began to source wireless handsets from independent design houses under our own proprietary verykool® brand. This branded business began slowly, but accelerated in late 2007 and 2008 as we cemented relationships with a number of China-based ODMs and expanded our product offering. Then, in late 2009, Argentina enacted a significant import tariff on certain electronic devices, including wireless handsets, that threatened our distribution business and largely eroded our sales during 2010. Our Samsung distribution business substantially concluded at the end of the first quarter of 2011 as the result of Argentina enacting a further import regulation effective March 2011.

Our experience with design houses and contract manufacturers in China led us to believe that China was, and will become even more so in the future, the world leader in both manufacturing and design of cell phones. Furthermore, on the manufacturing front, we believe that Chinese suppliers would ultimately force most other competitors out of the worldwide market with their substantial cost advantage. With a desire to improve our time-to-market, better protect our technology and know-how and improve our cost structure, we began to search for an experienced management team to serve as the core for an in-house design team based in Beijing. In April 2010 we recruited a team of experienced management and technical personnel who now serve as both our design house for all our markets and as the base for marketing and selling our products in Asia-Pacific. This team currently consists of 37 employees, primarily engineers, located in Beijing. The quarter ended June 30, 2010 was the first full quarter of operation of our China subsidiary. Its expenses are classified as R&D expenses on our statement of operations, together with any NRE (non-recurring engineering) expenses paid to other design houses. We shipped our first product designed by our China team to a customer in China in October 2010. We expect to continue to use outside design houses to augment the efforts of our China development team. All of our manufacturing is done by contract manufacturers in China.

The focal point of our current strategy is our in-house development team. We were highly encouraged by the initial product developed by this team. The verykool® R80™, shipped initially in October 2010 to a customer in China, is a lightly ruggedized, active lifestyle phone that we believe has significant market potential. We believe the attractive industrial design or “feel” of the phone gives it instant appeal and it contains a rather unique combination of features that help to differentiate this product from the competition. With the sunsetting of our historical distribution business, we look to rapidly expand sales of our proprietary verykool® phones. Our strategy includes the following elements:

•	Expansion of the R80™ wireless handset philosophy, look and feel into a complete line of differentiated phones.

•	Incorporation of smartphone features and functionality into more affordable handsets appropriate to our target markets.

•	Expansion into new geographic markets, including continued penetration in Asia Pacific.

•	Leverage our historical presence and existing infrastructure in Latin America.

•	Create design partnerships or other relationships to expand our design capabilities and product offerings.

Differentiated verykool® Product Line.

The worldwide market for wireless handsets is extremely competitive. It is characterized by a large number of providers, often with very similar products, who ultimately compete on price at very thin margins. The capabilities and features of the phones are primarily a function of the chipset manufacturers, and it is difficult to achieve differentiation. However, we do believe that differentiation is possible. The design strength of our new verykool® R80™ seems evident in the positive reactions we have received from carriers, OEM customers and distributors. Because of this, we intend to expand the R80 active lifestyle concept into a line of verykool® phones over the coming year. We will strive for a consistent, attractive industrial design as well as a unique combination of features which together will set our phones apart from the competition. We believe this will translate into improved sales volumes, average selling prices and gross profit margins.

Smartphone Features.

Recent technological advances in smartphones are driving the global wireless industry. The popularity of smartphones is gaining dramatically in developed countries with broader-based consumer purchasing power. However, in certain geographic regions including Latin America, the market is extremely price sensitive and the price points of traditional smartphones are beyond the reach of most consumers. Our strategy will include an effort to incorporate smartphone-like features, functionality and user interface into our new phones, without the cost of a true smartphone. With this, we aim to offer a differentiated phone at an affordable price into our existing Latin American markets as well as in our new Asia Pacific markets.

Geographic Market Expansion.

Historically, our traditional market focus has been Latin America. However, as described above, with the opening of our new development subsidiary in Beijing in April 2010, we expanded geographically into Asia Pacific. In the fourth quarter of 2010 we shipped our first products to customers in both China and India, and we are currently in discussions with potential customers in other Asia Pacific countries. We believe that our verykool® phones are well positioned relative to feature set and price points for the Asia Pacific market, and these countries have significant populations that have not been penetrated.

Leverage our Latin America Presence.

We have worked hard over the past four years to develop the verykool® brand name in Latin America. As we differentiate our product line as described above, we intend to leverage the brand equity we have built in Latin America to expand our sales to our existing customers, acquire new customers, and expand into other Latin America countries where possible. Our goal is to leverage the existing in-country sales and technical resources we have in Latin American countries without incurring significant incremental costs.

Design Partnerships.

The pace of technological advancement in the wireless industry continues to accelerate. We are confident in the capabilities of our design team, but recognize that our resources are limited in comparison to some of our competitors. We have used technology partnerships in the past, and intend to seek them out in the future, to leverage our core team and expand our capabilities. This is expected to help us expand our product portfolio and enable us to participate in new technologies such as the growing tablet market.

Customers

Our current Latin American customers include carriers, agents, distributors and resellers. During the fourth quarter of 2010 we shipped products to our first two customers in Asia Pacific, one in China and the other in India. Both are OEM customers to whom our products were sold on a private label basis. We sell our products pursuant to customer purchase orders and ship products by common carrier based on customer-specified delivery dates. During 2010, we sold products to approximately 55 customers. Our three largest customers in 2010 represented 31%, 18% and 11% of our net sales, respectively. All three of these customers are carriers in Argentina. As discussed under Company Overview above, the majority of our revenue over the past three years has come from distribution of Samsung products to carriers in Argentina. In late 2009, however, a stiff import tariff on certain electronic devices, including wireless handsets, was enacted in our largest market of Argentina. The tariff had a significant negative impact on sales beginning in the first quarter of 2010, and ultimately resulted in an erosion of 69% of our sales volume in 2010 compared to 2009. Then, Argentina enacted a further import regulation effective March 6, 2011 which essentially resulted in the conclusion of our Samsung distribution business. We are working diligently now to replace the lost distribution revenues with higher margin sales of our verykool® products through expansion of our product portfolio and further penetration in Asia Pacific and other Latin American markets.

Purchasing and Suppliers

Over the past three years, Samsung has been our major supplier for our distribution business, primarily in Argentina. Products purchased from Samsung related entities represented 45%, 96% and 91% of our cost of sales in 2010, 2009 and 2008, respectively. The decline in concentration of Samsung in 2010 relates to the decline of our distribution business incident to the import tariff enacted by Argentina at the end of 2009. Our Samsung business in Argentina substantially concluded in the first quarter of 2011.

For our branded verykool® products, we have established key relationships with a number of leading contract manufacturers of wireless telecommunications equipment. Certain of these manufacturers are ODMs who design and manufacture wireless handsets to our specifications or based upon their own criteria. Others are contract manufacturers who we use to produce handsets to our specifications as designed and prototyped by our in-house design team. In 2010, we purchased products from seven manufacturers.

We maintain agreements with certain of our significant suppliers. Typically these agreements have been non-exclusive, with the exception of our proprietary verykool® products which we design or provide the unique specifications, for which we have world-wide exclusive rights. Certain of the agreements require us to satisfy minimum monthly volumes to secure specified pricing. The supply agreements generally can be terminated on short notice by either party. We purchase products from manufacturers pursuant to purchase orders placed from time to time in the ordinary course of business. Purchase orders are typically filled, based on manufacturing lead times, and shipped to our designated warehouses by common freight carriers. We believe that our relationships with our suppliers are generally good. Any failure or delay by our suppliers in supplying us with products on favorable terms and at competitive prices may severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. Although there are a number of such suppliers available to provide or manufacture our products, the establishment of these relationships typically requires a significant investment of time by both parties, and a change in suppliers could cause a delay in sales and adversely affect our results.

Sales and Marketing

We believe that direct selling and one-on-one relationships, as well as in-depth product and competitive landscape knowledge, are important factors in the marketing of the products we sell. Accordingly, in our business-to-business environment, we promote relationship building and maintenance through personal customer contact by our in-country sales and marketing professionals. Additionally, in order to promote our verykool® brand, we advertise in certain of the geographies where we do business in industry publications, both print and online, on billboards and by attending industry trade shows. Further, we may participate in co-op advertising sponsored by our carrier customers in radio and newspaper ads.

As of December 31, 2010, we employed or contracted with 12 sales and marketing professionals who are assigned specific geographic territories, most of whom reside in-country. Each salesperson is generally compensated with a base salary or retainer plus a commission or bonus based on sales in his or her territory.

Research and Development

In April 2010 we formed an in-house development team consisting primarily of seasoned wireless engineers in Beijing, China. At December 31, 2010, the team had 37 employees who are engaged in the design and development of our proprietary line of verykool® phones. Our product roadmap is determined and monitored by close coordination between our Beijing team and corporate product management. In the fourth quarter of 2010, we shipped the first product designed by our China team, the verykool® R80, to customers in China and India. We expect to continue to use outside design houses to augment the efforts of our China development team and sometime incur outside non-recurring engineering fees, which are also classified as R&D expense. R&D expenses in the year ended December 31, 2010 amounted to $977,000.

Financial and Other Information about Our Business

Other information, including financial, customer, competitive and geographic information, as well as a further discussion of the impact of the Argentina tariff, is incorporated by reference herein from Items 1A and 7 hereof and Note 11 to our Consolidated Audited Financial Statements.

Seasonality

Our operations may be influenced by a number of seasonal factors in the countries and markets in which we operate. Our business historically has experienced increased sales during the third quarter of the calendar year due to pre-ordering for the Christmas holiday season in some regions where we have customers. In 2010, the fourth quarter experienced relative strength as customers decided to limit their inventory exposure to a narrower time frame rather than making holiday purchases in the third quarter. On the supply side of our business, because all manufacturing of our branded verykool® phones is done in China, the first quarter of the calendar year can be a difficult time during closure of factories due to the Chinese New Year. We strive to manage around the closure, but if factories have difficulty starting back up, we could experience delays in getting product and satisfying customer orders, which could have a material adverse effect on our results.

Competition

The industry and markets where we operate are highly competitive and such competition may increase in the future. Wireless handsets are subject to price competition and price erosion over the lives of the products. We compete on a number of factors, including product design and features, product pricing, level of services offered, market and product knowledge, customer service, product availability and overall value provided to our customers. Our competitors often possess substantially greater financial, technological, marketing, personnel and other resources than we do, which could enable them to withstand substantial price competition, launch new products and implement extensive advertising and promotional campaigns. Historically, the barriers to entry have been relatively low for the distribution of wireless handsets. Our ability to continue to compete successfully is largely dependent on our ability to anticipate and respond to various competitive and other factors affecting the industry, including new or changing outsourcing requirements, new information technology requirements, new product introductions, inconsistent or inadequate supply of product, changes in consumer preferences, demographic trends, regional and local economic conditions, and discount pricing strategies and promotional activities by competitors.

We compete for sales of wireless handsets and accessories with well-established carriers, distributors and in some cases our current contract manufacturers. Manufacturers, including our own suppliers, sell their products directly to some large carriers, and as these carriers grow in size, they may pose more of a competitive threat to our business by bypassing our distribution system in favor of doing business directly with manufacturers. Our competitors in Latin America include wireless OEMs, wireless equipment manufacturers, carriers and wireless distributors such as BrightPoint, Inc. and Brightstar Corporation. Our competition in Asia Pacific is very fragmented and includes a large number of Asia-based ODMs.

Information Systems

Our information systems are comprised of a standard licensed accounting and general ledger software system plus a licensed data base program that has been customized to meet our specific needs. The data base system allows management to exercise real-time control over many elements of our business including customer relationship management, purchasing, inventory management and control, sales order control and pricing management. It also provides management with many reports and statistical analysis relating to products, customers and suppliers. We believe that our information systems are currently adequate, although the two systems are discreet systems that do not interface with each other. As a result, there is a significant amount of duplicate data entry required to record all transactions in the accounting system. In the future, we may decide to license and implement a more complete and integrated ERP system.

Employees

As of December 31, 2010, we had 70 employees and contractors. Of these employees and contractors, 2 were in management positions, 12 were engaged in sales and marketing, 37 were in research and development, 7 were in service operations, 5 were in finance and administration (including information technology employees), and 7 were in product development and field engineering. From time to time, we utilize temporary employees to perform warehouse functions. Our employees and contractors are not covered by a collective bargaining agreement. We believe that our relations with our employees and contractors are good.

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

Risks Relating to Our Business

The major portion of our business relating to distribution of Samsung products in Argentina has ended as a result of a tariff enacted by Argentina in 2009 and a related regulation effected in 2011 which substantially increased the cost at the point of sale for certain imported electronics, including the products we sell, and we may not be able to replace those sales.

Argentina, the country where we have historically sold a significant amount of OEM products and where we generated 87% of our net sales in 2009, passed a new tariff in November 2009 affecting certain imported electronics, including wireless handsets. As a consequence, much of that business was lost in 2010 and our sales in 2010 declined by 69% compared to 2009. Then, in February 2011, Argentina enacted a further import regulation effective March 6, 2011 which essentially resulted in the final conclusion of our Samsung distribution business. We are working diligently now to replace the lost distribution revenues with higher margin sales of our verykool® products through expansion of our product portfolio and entry into new geographic markets in Asia Pacific and Latin America. However, there can be no assurance that we will be successful in this effort or whether it can be accomplished in a timely manner or at all.

The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers will have a negative impact upon our financial results.

Our three largest customers for the year ended December 31, 2010, all Samsung distribution carrier customers in Argentina, represented 31%, 18% and 11% of our net sales during 2010. As discussed above, we expect that business to conclude by the end of the first quarter in 2011. In addition, the markets we serve and are targeting for future business are subject to significant price competition and our customers are not contractually obligated to purchase products from us. For these and other reasons, such as competitive pricing and competitive pressures, customers may seek to obtain products or services from us at lower prices than we have been able to charge in the past, and they could terminate our relationship or reduce their purchases from us in favor of lower-priced alternatives. In addition, we have experienced losses of certain customer bases through industry consolidation, a trend that may increase in our markets, and in the ordinary course of business. The further loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity.

We have been experiencing net losses and expect that net losses will continue for an uncertain period. If we continue to operate at a loss, our business may not be financially viable.

For the year ended December 31, 2010, our net loss was $3.6 million. We have now reported four consecutive loss years with an aggregate net loss of $17.1 million. As of December 31, 2010, our cash balance was $12.5 million, we had net working capital of $20.9 million and we had no outstanding debt. Given the continued economic slowdown and the uncertainty of most global markets, we cannot adequately evaluate the financial viability of our business or our long-term prospects with any certainty. While our business plan includes a number of objectives to achieve profitability, if we do not succeed in these objectives, our business might continue to experience losses and may not be sustainable in the future.

We may not succeed in our development, introduction and establishment of proprietary products in our markets.

The development, introduction and establishment of new products in our proprietary verykool® line requires a significant investment in research and product development, manufacturing and marketing. Our newly-formed development team in Beijing China has had some success with certain product design and development, but has also encountered delays and design challenges, and may not be successful in developing the differentiated products we need to ultimately implement our strategy successfully. In addition, our new products may not be well received by our customers or the end-users. Further, failure to adequately carry out our product marketing, sales and delivery strategy or otherwise be successful in promoting our verykool® brand may result in inventory obsolescence, including inventory which we have built in anticipation of market acceptance of our products. If any of these events occur, our financial condition and operating results would be negatively impacted.

Our operating results may vary significantly, which may cause our stock price to fluctuate.

Our operating results are influenced by a number of factors that may cause our sales and operating results to fluctuate significantly from quarter to quarter. These factors include:

•	the addition or loss of customer or supplier relationships;

•	product availability and cost, including our internally developed products;

•	market competition and selling prices;

•	the cost of promotions, price protection and subsidies;

•	foreign government policies and stability;

•	the timing of introduction of new products by our suppliers and competitors;

•	purchasing patterns of customers in different markets; and

•	general economic conditions.

Our operating performance may cause our stock price to fluctuate. Between January 1, 2010 and March 30, 2011, our stock price has fluctuated between $1.60 and $0.50 per share, and we anticipate that significant volatility in our stock price will continue for the foreseeable future.

The termination of our secured credit facility in the fall of 2010 has restricted the availability of liquidity.

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

Our business will be harmed if we and/or our manufacturers are found to have infringed intellectual property rights of third parties, or if our intellectual property protection is inadequate to protect proprietary rights used in our verykool ® product line.

Because our proprietary verykool® products are comprised of complex technology, we may be subject to or impacted by litigation regarding intellectual property rights. Third parties may assert intellectual property infringement claims against us and against our manufacturers. Defending claims may be expensive and divert the time and efforts of our management and employees. Increasingly, third parties have sought broad injunctive relief in our industry, which could ultimately limit our ability to sell our verykool® products. If any litigation arises and we do not succeed in such litigation, we could be required to expend significant resources to pay damages, develop non-infringing intellectual property or to obtain licenses to the intellectual property that is the subject of such litigation. However, we cannot be certain that any such licenses, if available at all, will be available to us on commercially reasonable terms. In some cases, we might be forced to stop delivering certain or all of our verykool® products if we or our manufacturers are subject to a final injunction or other restrictions.

We attempt to negotiate favorable intellectual property indemnities with our manufacturers for infringement of third-party intellectual property rights, but we may not be successful in our negotiations. Also, any manufacturer’s indemnity may not cover all damages and losses suffered by us due to a potentially infringing verykool® product, and a manufacturer may not choose to accept a license or to modify or replace its products with non-infringing products, which would otherwise mitigate such damages and losses. Further, we may not be able to participate in intellectual property litigation involving a manufacturer or influence any ultimate outcome that may adversely impact our sales, such as an injunction or other restrictions that relating to our verykool® products.

In addition, it may be possible for a third party to obtain and use our or our manufacturers’ proprietary information or develop similar technology relating to our verykool® products independently. Furthermore, effective patent, copyright, trademark and trade secret protection may be unavailable or limited, especially in certain foreign countries, such as China where adherence to enforcement of intellectual property rights is not as prevalent or available as in other countries, such as the United States. Unauthorized use of our or our manufacturers’ intellectual property rights by third parties and the cost of any litigation necessary to enforce our or our manufacturers’ intellectual property rights could have an adverse impact on our business.

All of our revenues from continuing operations during the fiscal year ended December 31, 2010 were generated outside of the United States in countries that may have volatile currencies or other risks.

We now engage in all of our significant sales activities in territories and countries outside of the United States, specifically in Latin America and Asia Pacific. All our sales transactions are denominated in U.S. dollars and therefore may be impacted by changes in the strength of the U.S. dollar relative to the foreign economies where we conduct business. Further, the fact that we sell all of our products into, and have developed and manufactured products in, a number of territories and countries other than the United States exposes us to, among other things, increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater and more unpredictable inflationary and currency pressures, labor risks and shipping delays. Changes may occur in social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products. United States laws and regulations relating to investment and trade in foreign countries could also change to our detriment. Any of these factors could have material adverse effects on our business and operations. Also, although we purchase and sell products in U.S. dollars and do not engage in exchange swaps, futures or options contracts or other hedging techniques, fluctuations in currency exchange rates could reduce demand for products sold in U.S. dollars. We cannot predict the effect that future exchange rate fluctuations will have on our operating results or financial position. We may in the future engage in currency hedging transactions, which could result in our incurring significant additional financial risks, including increased costs and losses resulting from these transactions.

We may not be able to adequately respond to rapid technological changes in the wireless handset industry, which could cause us to lose customers.

The technology relating to wireless handsets changes rapidly, resulting in product obsolescence or short product life cycles. We are required to anticipate future technological changes in our industry and to continually identify, obtain and market new products that will satisfy evolving industry and customer requirements. Although we are now making significant investments in R&D to keep our proprietary verykool® products competitive in terms of technology and features, there is no guarantee we will have success with this, which could materially affect our business. Competitors or manufacturers of wireless handsets may market products which have perceived or actual advantages over products that we market or which otherwise render those products obsolete or less marketable. Furthermore, if we do not adequately anticipate future technological changes, we may not establish appropriate supplier relationships or perform appropriate product development. These factors all pose significant risks to loss of customers and decreased sales and profitability.

Substantial defaults by our customers on accounts receivables could have a significant negative impact on our cash flow and financial condition.

We offer open account terms to certain of our customers, both large and small, which may subject us to credit risks, particularly to the extent that our receivables represent sales to a limited number of customers or are concentrated in particular geographic markets. Although we have an accounts receivable insurance policy, this policy does not cover all accounts and may not cover 100% of the credit we extend. A substantial default by a major customer could have a material adverse effect on our financial position, cash flow and results of operations.

We rely on our information technology systems to function efficiently, without interruptions, and if they do not, customer relationships could be harmed.

We are dependent upon our information systems to manage our business and to be responsive to our customers needs. These systems may experience interruptions, including interruptions of related services from third-party providers which may be beyond our control. Such business interruptions could cause us to fail to meet customer requirements and could result in the loss of business relationships. All information technology systems, both internal and external, are potentially vulnerable to damage or interruption from a variety of sources, including, without limitation, computer viruses, security breaches, energy blackouts, natural disasters, terrorism, war and telecommunication failures, as well as third-party provider failures. We have implemented various measures to manage our risks related to system and network disruptions, but a systems failure or security breach or other problem with our information technology systems could negatively impact our operations and financial results.

We face risks related to our dependence on third parties to manufacture our proprietary verykool® products.

Our third party manufacturers typically provide limited or no warranties on their products. We generally pass through any warranties received from our manufacturers to our customers, and in absence of such warranties, we are solely responsible for the products. If a product we source from a manufacturer has delivery, quality or performance problems, our ability to provide satisfactory products to our customers could be disrupted (including, for example, during and after Chinese New Year) and our reputation could be impaired. We also may not be able to sell these products before payment is due our manufacturers or at prices above our cost. Any of these risks could have a negative impact on our business and operations.

The wireless handset industry is intensely competitive and we may not be able to continue to compete against well-established competitors with greater resources.

We compete for sales of wireless handsets and accessories with numerous well-established manufacturers, carriers and distributors, sometimes including our own suppliers and customers. Many of our competitors possess greater financial and other resources than we do and may market similar products or services directly to our customers or potential customers. Distribution of wireless handsets and accessories has generally had low barriers to entry. As a result, additional competitors may choose to enter our industry in the future. The markets for wireless handsets and accessories are characterized by intense price competition and significant price erosion over the life of a product. Many of our competitors have the financial resources to withstand substantial price competition and to implement extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter into new markets or introduce new products. Our ability to continue to compete successfully will depend largely on our ability to maintain our current industry relationships, with both manufacturers and carrier customers, as well as differentiate our verykool® branded products from the competition. We may not be successful in anticipating and responding to competitive factors affecting our industry or these relationships, including introduction of new products, changes in consumer preferences, demographic trends, new or changing outsourcing requirements, the entry of additional well-capitalized competitors, international, national, regional and local economic conditions, and competitors’ discount pricing and promotion strategies. As wireless telecommunications markets mature, and as we seek to enter into new markets in Asia Pacific and Latin America and offer new products, the competition that we face may change and grow more intense.

We rely on trade secret laws and agreements with our key employees and other third parties to protect our proprietary rights, which may not afford adequate protection.

We rely on trade secret laws to protect our proprietary knowledge, particularly, the information and technology related to our verykool® brand, our database of customers and suppliers and business terms such as pricing. In general, we also have non-disclosure agreements with our key employees and limit disclosure of our trade secrets and other proprietary information. These measures may prove difficult to enforce and may not prove adequate to prevent misappropriation of our proprietary information.

We are dependent on a small number of personnel.

Our success depends in large part on the abilities and continued service of our executive officers, particularly Joseph Ram, our CEO and largest stockholder upon whom we maintain a key-man life insurance policy, and other key employees, including our verykool® design team members in China. In 2009 we experienced the departure of two executive officers, and replaced our Chief Financial Officer in July 2010. If we are unable to retain our executive officers or other key personnel, it could impede our ability to fully and timely implement our business plan and future growth strategy. In addition, in order to support our continued growth, we will be required to effectively recruit, develop and retain additional qualified management. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel.

We may become subject to lawsuits alleging medical risks associated with our wireless handsets, the cost of which could be substantial.

Lawsuits or claims have been filed or made against manufacturers of wireless handsets alleging possible medical risks, including brain cancer, associated with the electromagnetic fields emitted by wireless handsets. There has been only limited relevant research in this area, and this research has not been conclusive as to what effects, if any, exposure to electromagnetic fields emitted by wireless handsets has on human cells. Substantially all of our revenues are derived, either directly or indirectly, from sales of wireless handsets. We may become subject to lawsuits filed by plaintiffs alleging various health risks from our products. If any future studies find possible health risks associated with the use of wireless handsets, or if any damages claimed against us or a business partner is successful, it could have a material adverse effect on our business. Even an unsubstantiated perception that health risks exist could adversely affect our ability or the ability of our customers to market wireless handsets.

Risks Related To Our Common Stock

The market for our common stock is volatile and our stock price could decline.

An active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares. The stock market in general, including the market for telecommunications-related stocks in particular, has been highly volatile. For example, the closing price of our common stock has fluctuated between $1.60 and $0.50 from January 1, 2010 through March 30, 2011.

The market price of our common stock has been and is likely to remain volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial loss on their investment.

We may be delisted from The NASDAQ Stock Market if we do not satisfy continued listing requirements.

At various times over the last several years we faced potential delisting from The NASDAQ Global Market for failure to maintain the minimum $1.00 bid price per share requirement for continued listing. Because of our failure to comply with this requirement, on May 4, 2010 we were afforded a 180-day compliance period by The NASDAQ Stock Market to regain compliance. We later elected to transfer our listing to The NASDAQ Capital Market, which transfer was effective on November 4, 2010. This afforded us an additional 180-day compliance period until May 2, 2011 to demonstrate compliance. In January 2011, after the closing bid price of our stock had been at $1.00 per share or greater for 10 consecutive business days, we were notified by The NASDAQ Stock Market on February 1, 2011 that we had regained compliance.

However, since the February NASDAQ notification, the closing bid price of our stock has been below $1.00 per share at various times. If the closing bid price of our stock does not rise to $1.00 or above by April 4, 2011, we would once again be notified by The NASDAQ Stock Market of our non-compliance and be afforded a 180-day period to demonstrate compliance. There is no assurance that we could regain compliance with the minimum bid price requirement, and our common stock could be delisted from The NASDAQ Capital Market.

If our common stock were delisted from The NASDAQ Stock Market, you may find it difficult to dispose of your shares and our share price may be adversely affected.

If our common stock were to be delisted from The NASDAQ Capital Market, trading of our common stock most likely would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as OTC Pink, OTCQX, OTCQB or the OTC Bulletin Board. Such trading would reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, thereby negatively impacting the share price of our common stock.

If our common stock is delisted from The NASDAQ Capital Market and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on The NASDAQ Stock Market that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of stockholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual stockholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock, thereby negatively impacting the share price of our common stock.

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

We have raised and may in the future raise additional capital through one or more public offerings, private placements or other financings involving our securities and have made or may make stock option and other equity incentive grants. As a result of these financings or grants, ownership interests in us may be diluted, potentially substantially.

Our largest stockholder may have strategic interests that differ from those of our other stockholders, and can significantly influence important corporate matters.

As of March 31, 2010, our Chief Executive Officer Joseph Ram, beneficially owned approximately 30% of our outstanding common stock. As a result, Mr. Ram may be able to significantly influence corporate actions relating to:

•	controlling the composition of our board of directors;

•	controlling our management and policies;

•	determining the outcome of significant corporate transactions, including changes in control that may not be beneficial to other stockholders; and

•	acting in his own interest, which may conflict with, or be different from, the interests of other stockholders.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

Our corporate headquarters office is located in San Diego, California. We have provided certain distribution and other services from our sales and operations center in Miami, Florida, but expect to eliminate that distribution center after the end of the lease term which is March 31, 2011. Our verykool® R&D facility is located in Beijing, China and we have a small quality control office located in Shenzhen, China, close to our contract manufacturers. All of these facilities are occupied pursuant to operating leases. The table below summarizes information concerning those leases, but does not include local sales tax, VAT tax or common area maintenance charges where applicable:

	Aggregate Square Footage	Approximate Monthly Rent	Lease term
San Diego, California	7,000	$22,000	Oct 2008 to Sept 2012
Miami, Florida	23,000	14,000	Mar 2008 to Mar 2011
Beijing, China	1,600	7,000	Apr 2010 to Apr 2012
Shenzhen, China	250	1,000	Aug 2010 to Aug 2011

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

The discussion of the “LG Litigation” in Item 8, Note 8 to our Consolidated Audited Financial Statements, is incorporated by reference herein.

Item 4.	[Removed and Reserved.]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock trades on The NASDAQ Capital Market under the symbol “IFON.” The following table sets forth, for the periods indicated, the high and low trading prices of our Common Stock as reported by The NASDAQ Stock Market:

2010	High	Low
First Quarter	$1.60	$0.90
Second Quarter	$0.88	$0.50
Third Quarter	$0.69	$0.52
Fourth Quarter	$0.98	$0.60

2009	High	Low
First Quarter	$0.34	$0.10
Second Quarter	$1.99	$0.16
Third Quarter	$2.51	$1.03
Fourth Quarter	$1.60	$0.77

As of March 30, 2011 the closing price of our common stock on The NASDAQ Capital Market was $0.95, and there were approximately eleven stockholders of record.

We have not paid any cash dividends and do not expect to pay any cash dividends in the foreseeable future.

The information regarding equity compensation plans is incorporated by reference into Item 12 of this Form 10-K, which incorporates by reference the information set forth in the Company’s Definitive Proxy Statement in connection with the 2011 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2010 fiscal year.

Unregistered Issuances.

Not Applicable.

Issuer Repurchases of Equity Securities.

Not Applicable.

Item 6.	Selected Financial Data.

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our management’s discussion and analysis of financial condition and results of operations should be read in conjunction with our accompanying Consolidated Audited Financial Statements and related notes, as well as the “Risk Factors” and other information contained in this annual report. The discussion is based upon, among other things, our Consolidated Audited Financial Statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to, among other things, make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent liabilities at the financial statement dates and the reported amounts of revenues and expenses during the reporting periods. We review our estimates and assumptions on an ongoing basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from those estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations, although they could. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined below in “Critical Accounting Policies.” All references to results of operations in this discussion are references to results of continuing operations, unless otherwise noted.

Overview and Recent Developments

We are a provider of wireless handsets and accessories to carriers, distributors and OEMs in Latin America and Asia Pacific. We design, develop, source and sell our proprietary line of products under the verykool® brand, which includes entry-level, mid-tier and high-end products. We first introduced the verykool® brand in 2006. Prior to March 2011 and for the past four years, much of our business was distribution of wireless handsets supplied by major manufacturers, primarily Samsung and primarily in Argentina.

Historically, the majority of our revenues have come from our distribution business. Revenue reached its peak in 2006 when we recorded $241 million of net sales. In 2009, 90% of our net sales of $231 million were derived from distribution sales of Samsung product to carriers in Argentina. In late 2009, however, a stiff import tariff on certain electronic devices, including wireless handsets, was enacted in Argentina. The tariff had a significant negative impact on our sales beginning in the first quarter of 2010, and ultimately resulted in a decrease of 69% of our sales volume in 2010 compared to 2009. Then, in February 2011, Argentina enacted a further import regulation effective March 6, 2011 which essentially resulted in the conclusion of our distribution business. Going forward, we expect our business to be centered on our verykool® product line. Our goal is to replace the lost gross profit from distribution revenues with higher margin verykool® sales through expansion of our product portfolio and entry into new geographic markets in Asia Pacific and Latin America.

Prior to 2010 we sourced all our verykool® phones from independent design houses and original design manufacturers in China. In late 2009, with a desire to improve our time-to-market, better protect our technology and know-how and improve our cost structure, we began to search for an experienced management team to serve as the core for an in-house design team based in Beijing. In April 2010 we recruited a team of very experienced management and technical personnel who now serve as both our design house for all our markets and as the base for marketing and selling our products in Asia-Pacific. This team currently consists of 37 employees, primarily engineers, located in Beijing. The quarter ended June 30, 2010 was the first full quarter of operation of our China subsidiary. Its expenses are classified as R&D expenses on our statement of operations, together with any NRE (non-recurring engineering) expenses paid to other design houses. We shipped our first product designed by our China team to a customer in China in October 2010. We expect to continue to use outside design houses to augment the efforts of our China development team. All of our manufacturing continues to be done by contract manufacturers in China.

Areas of Management Focus and Performance Indicators

We focus on the needs of our customers, developing and sourcing new and innovative products, fostering close relationships with manufacturers, and expanding our business in our current markets and entering into new geographic markets, all while maintaining close attention to operational efficiencies and costs. We are particularly focused on increasing sales volumes of higher margin products in a cost effective manner to enable us to return to profitability, as well as monitoring and managing levels of accounts receivable and inventory to minimize risk. Performance indicators that are important for the monitoring and management of our business include top line sales growth, cost of sales and gross margin percentage, operating expenses in absolute dollars and as a percent of revenues and operating and net income (loss). We rely upon our in-house software management system to exercise real-time control over many elements of our business including customer relationship management, purchasing, inventory management and control, sales order control and pricing management.

Management and employees spend a significant amount of time traveling to Latin America and Asia Pacific with the purpose of spending time with our Beijing design team, key customers, suppliers and employees. We believe that these relationships are vital to our success and we will continue to dedicate a significant amount of time to this area.

Critical Accounting Policies and Estimates

Critical accounting policies are those policies that, in management’s view, are most important in the portrayal of our financial condition and results of operations. The notes to our consolidated Financial Statements also include disclosure of significant accounting policies. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the condition and results that we report in our financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain. Our critical accounting policies and estimates and assumptions that require the most significant judgment are discussed further below.

Revenue Recognition and Allowance for Returns

Revenues for wireless handset and accessory sales are recognized when (i) shipment of the products to customers has occurred and title has passed, (ii) when collection of the outstanding receivables is probable and (iii) the final price of the products is determined, which occurs at the time of shipment. Sales are recorded net of discounts, rebates, cooperative marketing arrangements, returns and allowances. On select sales, we may agree to cooperative arrangements wherein we agree to fund future marketing programs related to the products purchased by the customer. Such arrangements are usually agreed to in advance. The amount of the co-op allowance is recorded as a reduction of the sale and added to accrued expenses as a current liability. Subsequent expenditures made pursuant to the arrangements reduce this liability. To the extent we incur costs in excess of the established cooperative fund, we recognize the amount as a selling or marketing expense. As part of the sales process, we may perform certain value-added services such as programming, software loading and quality assurance testing. These value-added services are considered an ancillary component of the sales process and amounts attributable to these processes are included in the unit cost to the customer. Furthermore, these value-added services are related to services prior to the shipment of the products, and no value-added services are provided after delivery of the products. We recognize as a reserve against the related receivables estimates for product returns based on historical experience and other judgmental factors, evaluate these estimates on an ongoing basis and adjust our estimates each period based on actual product return activity. We recognize freight costs billed to our customers in sales and actual freight costs incurred as a component of cost of sales.

Allowance for Doubtful Accounts

We provide for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. We evaluate the collectability of our accounts receivable on an ongoing basis. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific allowance against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected, after consideration for accounts receivable insurance coverage we may have. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience.

Inventory Reserves

We regularly monitor inventory quantities on hand and record a provision for excess, slow moving and obsolete inventories based primarily on historical usage rates and our estimated forecast of product demand and expected pricing. We attempt to tightly control our inventory levels and in the recent past have moved more to a build-to-order model. However, because we need to place non-cancelable orders with our contract manufacturers with a lead time of 30 to 60 days, and because we may not have a confirmed customer purchase order in hand as quickly as we would like to, we sometimes take an inventory risk. As our products get closer to end-of-life status, we are more strict about our build-to-order policy in order to limit our inventory exposure on older product.

Results of Operations:

The following table sets forth certain items from our consolidated statements of operations and comprehensive loss as a percentage of net sales for the periods indicated (percentages may not add due to rounding):

	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	93.4%	93.4%	95.3%

Gross profit	6.6%	6.6%	4.7%

Operating expenses:
Selling, general and administrative	10.8%	6.2%	6.5%
Research and development	1.3%	0.0%	0.0%

	12.1%	6.2%	6.5%

Operating income (loss) from continuing operations	-5.5%	0.4%	-1.8%
Other income (expense):
Interest expense (net)	0.0%	-0.1%	-0.3%
Other income (expense), net	0.0%	0.0%	0.3%

Income (loss) from continuing operations before income taxes	-5.6%	0.2%	-1.8%
Benefit (provision) for income taxes	0.6%	0.0%	-1.2%

Income (loss) from continuing operations	-5.0%	0.2%	-3.0%
Income (loss) from discontinued operations, net of tax	0.1%	-0.9%	-1.9%

Net loss	-4.9%	-0.7%	-4.9%

We do not believe that inflation had a significant impact on our results of operations for the periods reported in our Consolidated Audited Financial Statements.

Year Ended December 31, 2010 Compared With Year Ended December 31, 2009

Net Sales

For the year ended December 31, 2010, our net sales of $72.5 million decreased by $158.8 million, or 68.6%, compared to net sales of $231.3 million in 2009. The significant decline was primarily the effect of a stiff import tariff on certain electronic devices, including wireless handsets, that was enacted in Argentina in November 2009. The tariff began to affect our sales beginning in the first quarter of 2010 and had a negative impact throughout the year. In 2010, our Samsung distribution sales in Argentina declined by $147.5 million to $59.7 million from $207.2 million in 2009. Distribution sales in the remainder of Latin America during 2010 fell by an additional $14.1 million, as Samsung began to shift its business to other locally-based distributors or distributed directly. Offsetting these declines was an increase in sales of our branded verykool® products of $2.9 million, which represented a 34.1% increase in sales of those products over 2009.

In February 2011, Argentina enacted a further import regulation effective March 6, 2011 which essentially resulted in the conclusion of our distribution business. Going forward, we expect our business to be centered on our verykool® product line. Our goal is to replace the lost gross profit from distribution revenues with higher margin verykool® sales through expansion of our product portfolio and entry into new geographic markets in Asia Pacific and Latin America.

Cost of Sales, Gross Profit and Gross Margin

	For the Year Ended December 31,		Increase (Decrease)
	2010	2009
	(Dollar amounts in thousands)
Net sales	$72,530	$231,310	(68.6%)
Cost of sales	67,734	216,003	(68.6%)

Gross profit	$4,796	$15,307	(68.6%)

Gross margin	6.6%	6.6%	—

For the year ended December 31, 2010, cost of sales was $67.7 million, 93.4% of net sales, and gross margin was 6.6%, compared to cost of sales of $216.0 million, 93.4% of net sales, and a 6.6% gross margin for the year ended December 31, 2009. In 2010, our gross profit amounted to $4.8 million, a decrease of 68.6% from $15.3 million in 2009 as a result of the decrease in sales. Sales of our verykool® branded products typically result in higher gross margins than our distribution sales. However, verykool® margins were reduced in 2010 by approximately $356,000 charged to cost of sales for reserves for slow moving and obsolete inventories.

Operating Expenses and Operating Income (Loss) from Continuing Operations

For the year ended December 31, 2010, operating expenses of $8.8 million decreased by $5.6 million, or 39.1%, from $14.5 million in 2009. Selling, general and administrative (“SG&A”) expenses declined by $6.5 million, but this reduction was partially offset by an increase in R&D spending of $0.9 million related to our new development team in Beijing that was established in April 2010 to focus on our verykool® products. The majority of the SG&A decrease was related to reduction of expenses that were variable with sales, which decreased 69% in 2010 compared to 2009. Although we made reductions in other expenses as well, such reductions were not proportionate to the decline in revenue. In response to the declining sales, we made reductions in headcount, but we were only able to reduce wages and benefits by approximately 24% in 2010 compared to the prior year. In addition, we curtailed marketing spending, but had commitments that could not be terminated, thus marketing expenses declined by 13% in 2010 compared to 2009. As a percentage of net sales, total operating expenses increased to 12.1% in 2010 compared to 6.2% in 2009.

For the year ended December 31, 2010, we sustained an operating loss from continuing operations of $4.0 million, compared to operating income of $0.9 million for the year ended December 31, 2009. The loss was the result of the significant decrease in sales and gross profit, which was only partially offset by a decrease in operating expenses.

Interest Expense and Other Income

During the year ended December 31, 2010, borrowing under our bank revolving line of credit was greatly reduced compared to 2009, and we had no borrowings after June 30, 2010. The line of credit was terminated on September 22, 2010. As a consequence, interest expense in 2010 amounted to $23,000 compared to $342,000 in 2009.

Income (Loss) from Continuing Operations

For the year ended December 31, 2010, we sustained a loss from continuing operations of $3.6 million compared to income of $484,000 in 2009. The 2010 loss from continuing operations, which benefited from a tax refund of $423,000 from the carry back of net operating losses in 2007 and 2008 to prior years, was primarily due to the significant decrease in sales and gross profit during the year as discussed above.

Income (Loss) from Discontinued Operations

During the second quarter of 2008, we assessed opportunities in the United States and Mexico and decided to implement actions necessary to close sales operations in both of those countries, which we substantially completed in the second half of 2009, although we generated $44,000 in income from discontinued operations during 2010 from the salvage sale of remaining inventories. We are continuing efforts to obtain a refund of the VAT taxes prepaid in Mexico in connection with our discontinued operations and expect to continue to record adjustments and expenses through discontinued operations as necessary until that process is completed.

Net Loss

For the year ended December 31, 2010, our net loss was $3.6 million, compared to a net loss of $1.5 million in 2009. The 2010 loss was the result of a significant reduction in sales and gross profit caused primarily by the Argentine tariff first instituted in late 2009 that negatively impacted our distribution business.

Year Ended December 31, 2009 Compared With Year Ended December 31, 2008

Net Sales

For the year ended December 31, 2009, our net sales of $231.3 million increased $18.1 million, or 8.5%, compared to net sales of $213.2 million in 2008. The average selling price of wireless handsets sold in 2009 increased 13.4% relative to 2008, due primarily to increased volume of higher-priced handsets, including some of our verykool® and OEM products. The increase in average selling price was partially offset by a 1.2% decrease in overall wireless handset sales volume. The geographic mix of net sales shifted slightly in the twelve months ended December 31, 2009 as sales in South America were more than 91% of net sales, compared to 76% of net sales for 2008. Sales in Central America decreased to 9% of total net sales in the twelve months ended December 31, 2009, as compared to 24% for 2008. These regional shifts in net sales resulted from the factors discussed below.

In 2009 in South and Central America, we continued to expand our customer base and geographic presence by seeking new customers and additional business with existing customers for both our distribution business and our verykool® line of products. In South America, net sales were $210.7 million for the twelve months ended December 31, 2009, a 30% increase from 2008. This increase was primarily due to increased sales in existing countries where we sell products, primarily Argentina. In Central America, net sales decreased 59% to $20.6 million for the twelve months ended December 31, 2009, which was primarily due to the continuing low demand during the year, which we believe was related to the worldwide and regional economic downturn. Despite the year-over-year decline, we saw sequential quarterly improvement in Central America in the second and third quarters of 2009. Net sales in the second quarter of 2009 increased 81% over the first quarter of 2009, and sales in the third quarter of 2009 increased 124% over the first quarter of 2009. A seasonal decrease in sales resulted in a smaller increase in the fourth quarter of 2009 of 58% over the first quarter of 2009.

Cost of Sales, Gross Profit and Gross Margin

	For the Year Ended December 31,		Increase (Decrease)
	2009	2008
	(Dollar amounts in thousands)
Net sales	$231,310	$213,223	8.5%
Cost of sales	216,003	203,210	6.3%

Gross profit	$15,307	$10,013	52.9%

Gross margin	6.6%	4.7%	40.4%

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

For the twelve months ended December 31, 2009, our gross profit increased 52.9% to $15.3 million from $10.0 million for 2008. This increase in gross profit was primarily the result of the increased net sales and of the factors which increased our gross margin as described above.

Operating Expenses and Operating Income (Loss) from Continuing Operations

For the year ended December 31, 2009, operating expenses increased 4.3%, to $14.5 million, from 2008. As a percentage of net sales from continuing operations, operating expenses decreased to 6.2% in the year ended December 31, 2009, compared with 6.5% for 2008. The total increase in operating expenses was related to the opening of a new market in South America and other support required in additional markets due to the global and regional economic downturn. It also included the write-off of intangible assets related to our Argentina business described in Item 8, Note 5 to the Consolidated Audited Financial Statements. Operating expenses decreased as a percentage of net sales as we took action to reduce fixed operational costs to match current market conditions.

For the year ended December 31, 2009, our operating income from continuing operations was $0.9 million, as compared with an operating loss of $3.9 million for the year ended December 31, 2008. As a percentage of net sales, operating income from continuing operations was 0.4% for the year ended December 31, 2009, compared to an operating loss of 1.8% for the year ended December 31, 2008.

Interest Expense and Other Income

During 2009 we incurred $342,000 of interest expense compared to $545,000 for 2008, due to lower interest rates. During 2008, we settled an outstanding claim against a former service provider in which we received a gross amount of $655,000, of which $87,000 represented reimbursement for legal fees, and also had a gain from an insurance settlement.

Income (Loss) from Continuing Operations

During the year ended December 31, 2009, our income from continuing operations was $484,000, compared to loss from continuing operations of $6.3 million for the year ended December 31, 2008. The net income from continuing operations was primarily due to the increased gross margin and gross profit discussed above. Included in the loss for 2008 is a non-cash valuation allowance of $3.2 million related to our deferred tax assets (see Item 8, Note 10 to our Consolidated Audited Financial Statements), in addition to the $2.5 million of inventory write-downs taken during the year, which enabled us to significantly reduce inventory levels and the associated carrying costs.

Loss from Discontinued Operations

For the year ended December 31, 2009, we incurred a loss of $2.0 million from discontinued operations, as compared to a loss of $4.1 million for the year ended December 31, 2008. The losses were the result of very low sales in the discontinued U.S. and Mexico operations during 2009 and 2008, as we wound down our business in these areas, as well as the other matters discussed in Item 8, Note 2 to the Consolidated Audited Financial Statements.

Net Loss

During the year ended December 31, 2009, our net loss was $1.5 million, compared to a net loss of $10.4 million in 2008. The loss was attributable to our loss from discontinued operations as we continued to wind down business in the United States and Mexico. The loss in the year ended December 31, 2008 was related to the general economic downturn and other factors such as inventory write-downs, marketing, engineering and tooling expenses, as well as the non-cash valuation allowance for deferred tax assets described above.

Financial Condition, Liquidity and Capital Resources

Historically, we have used cash from our sale of products, lines of credit (bank and vendor) and the sale of securities and exercise of stock options (from time to time) to provide the capital needed to support our business.

The primary drivers affecting our cash and liquidity are net income (losses) and working capital requirements. Capital equipment is not significant in our business, and at December 31, 2010 we did not have any material commitments for capital expenditures. Our largest working capital requirement is for accounts receivable, as we move more toward a build-to-order model to minimize our inventory levels. We typically bill customers on an open account basis subject to our standard credit quality and payment terms ranging between net 30 and net 60 days. If our net revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could further increase if customers delay their payments or if we grant them extended payment terms.

As of December 31, 2010, we had $12.5 million of cash and cash equivalents and $20.9 million of working capital compared to $18.4 million of cash and cash equivalents and $24.4 million of working capital as of December 31, 2009. As of December 31, 2010 we had no bank debt, compared to $25.5 million of revolving bank debt as of December 31, 2009. These changes are further discussed below.

As of December 31, 2010, cash and cash equivalents consisted of cash on hand and in bank accounts.

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2010 amounted to $20.0 million compared to $16.9 million of cash used in operations for the year ended December 31, 2009. Although the net loss of $3.6 million in 2010 was larger than the $1.5 million loss in 2009, cash flow was positive in 2010 as our business contracted significantly, compared to negative cash flow in 2009, when our revenues expanded.

In 2010, we generated $24.0 million of positive cash flow from a reduction in net working capital. This consisted primarily of a $30.0 million reduction in trade accounts receivable, reflecting the 68.6% drop in annual revenue for the year. Days sales outstanding in receivables at December 31, 2010 was 77 days, which reflects a significant portion of fourth quarter shipments made in the last month of the quarter, as well as several customers making payments shortly after year end. An additional $1.7 million was generated from a reduction of inventories, offset by a combined reduction in accounts payable and accrued expenses of $8.0 million.

In 2009, we invested $18.2 million in net working capital, consisting principally of a $19.3 million increase in accounts receivable, reflecting the 8.5% growth in annual sales for the year, the timing of sales in the fourth quarter and some slowness in payments at the end of the year by our customers. Days sales outstanding in receivables at December 31, 2009 was 66 days, compared with 56 days at December 31, 2008. This increase was due to several customers making payments shortly after year end. We also used approximately $3.0 million to pay down trade accounts payable and accrued expenses. These amounts were partially offset by cash inflow from a $3.2 million reduction in other accounts receivable and a $1.0 million reduction in inventories.

Investing Activities

Net cash used in investing activities was $325,000 and $154,000 for the years ended December 31, 2010 and 2009, respectively. Cash used in both years included investment in tooling and molds for our proprietary verykool® products, and 2010 also included the purchase of computers and office equipment for our newly established design center in Beijing.

Financing Activities

Net cash used in financing activities in the year ended December 31, 2010 of $25.5 million represented the complete retirement of outstanding balances under our revolving credit facility. In the year ended December 31, 2009, net cash of $10.7 million was provided by financing activities. This consisted of $11.2 million of funding from our credit facility, partially offset by the purchase of treasury stock at a cost of $483,000.

We previously had a revolving credit facility with a bank pursuant to which we could borrow up to $45 million based on a borrowing base of our accounts receivable and inventories. The credit facility was secured by all our assets. On July 22, 2010, although we had no outstanding borrowings at the time and were in compliance with all of our covenants under the credit facility, we received a notice from the Lender of its election to terminate the credit facility on September 22, 2010, the end of the 60-day notice period. It is our belief that the principal reasons for the Lender’s actions were the decreased utilization of the facility by us, the high level of capital reserves required by the Lender to support the facility and our lack of profitability.

Based on our current outlook for our business, we believe that our current cash resources and working capital are sufficient to fund our operations for the foreseeable future. However, our cash and working capital needs could change significantly if our business begins to grow rapidly. The lack of a line of credit could inhibit our growth. For this reason, we continue evaluating potential lines of credit.

Off-Balance Sheet Arrangements

At December 31, 2010, we did not have any relationship with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest, or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we did not engage in trading activities involving non-exchange traded contracts.

Contractual Obligations

We lease corporate and administrative office facilities and equipment under non-cancelable operating leases. Rent expense under these leases was approximately $483,000, $534,000 and $558,000 for the years ended December 31, 2010, 2009 and 2008, respectively. At December 31, 2010, we had no amounts outstanding related to any debt obligations.

The following is a schedule of aggregate future minimum rental payments required by the above leases (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$635	$405	$230	—	—

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate

At December 31, 2010, we had no outstanding interest bearing debt and no rate-sensitive investments.

Market Risk

Substantially all of our revenues, costs and expenses are transacted in markets outside the United States, however, all sales transactions and accounts receivable are denominated in U.S. dollars. Product costs, and the majority of our operating expenses are also denominated in U.S. dollar, but payroll and other costs of our Beijing development team are denominated in Chinese Yuan Renminbi. As a result of our international sales, our future operating results could be adversely affected by a variety of factors, including changes in specific countries’ political, economic or regulatory conditions and trade protection measures, particularly China. Our market risk management includes an accounts receivable insurance policy for our foreign sales, as well as any domestic sales. However, there can be no assurance that our insurance policy will substantially offset the impact of fluctuations in currency exchange rates, political, economic or regulatory conditions on its results of operations and financial position. We do not believe that foreign currency fluctuations had a material impact on our financial results during 2010, 2009 or 2008.

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is included below in “Item 15 Exhibits, Financial Statements and Financial Statement Schedules” and incorporated by reference herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

(i) Disclosure Controls and Procedures

An evaluation was performed pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the President and Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

(ii) Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 as required by the Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to law, rules and regulations that permit us to provide only management’s report in this Annual Report.

(iii) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2010, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2011 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

We have adopted a Code of Ethics that applies to our President and Chief Executive Officer, Chief Financial Officer and controller and a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. Copies of these codes are available on our website (www.infosonics.com) and are also available without charge upon written request directed to Investor Relations, InfoSonics Corporation, 4350 Executive Drive Suite #100, San Diego, California 92121.

If we make changes to our Code of Ethics or Code of Business Conduct and Ethics in any material respect or waive any provision of either such Code for certain management persons covered by either such Code, we expect to provide the public with appropriate notice of any such change or waiver by publishing a description of such event on our corporate website, www.infosonics.com, or by other appropriate means as required by applicable rules of the SEC.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2011 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2011 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2011 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2011 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents, included elsewhere in this annual report on Form 10-K (see F-pages herein regarding financial statement information) are incorporated herein by reference and filed as part of this report:

(1) Financial statements:

The consolidated balance sheets as of December 31, 2010 and 2009, and the consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2010, 2009 and 2008, together with notes thereto.

(2) Financial statement schedule:

Schedule II – Valuation and Qualifying Accounts.

(3) Exhibit index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2011	By:	/S/ JOSEPH RAM
Joseph Ram, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Signature and Title:

March 31, 2011	/S/ JOSEPH RAM Joseph Ram, President and Chief Executive Officer and Director (Principal Executive Officer)

March 31, 2011	/S/ VERNON A. LOFORTI Vernon A. LoForti, Chief Financial Officer (Principal Financial and Accounting Officer)

March 31, 2011	/S/ RANDALL P. MARX Randall P. Marx, Director

March 31, 2011	/S/ ROBERT S. PICOW Robert S. Picow, Director

March 31, 2011	/S/ KIRK A. WALDRON Kirk A. Waldron, Director

INFOSONICS CORPORATION

Consolidated Financial Statements

For the years ended December 31, 2010, 2009 and 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

InfoSonics Corporation

San Diego, California

We have audited the accompanying consolidated balance sheets of InfoSonics Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule of InfoSonics Corporation listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoSonics Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ SINGERLEWAK LLP

Irvine, California

March 31, 2011

INFOSONICS CORPORATION

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$12,484	$18,418
Trade accounts receivable, net of allowance for doubtful accounts of $197 and $590 as of December 31, 2010 and 2009, respectively	12,239	41,914
Other accounts receivable	608	1,004
Inventory	1,688	3,423
Prepaid assets	596	369
Net assets of discontinued operations	767	880

Total current assets	28,382	66,008
Property and equipment, net	294	316
Other assets	68	98

Total assets	$28,744	$66,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,196	$9,619
Accrued expenses	3,226	5,757
Line of credit	—	25,494
Net liabilities of discontinued operations	57	724

Total current liabilities	7,479	41,594

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized: no shares issued and outstanding	—	—
Common stock, $0.001 par value, 40,000 shares authorized: 14,184 shares issued and outstanding	14	14
Additional paid-in capital	31,856	31,727
Accumulated other comprehensive loss	(131)	(7)
Accumulated deficit	(10,474)	(6,906)

Total stockholders’ equity	21,265	24,828

Total liabilities and stockholders’ equity	$28,744	$66,422

Accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2010	2009	2008
Net sales	$72,530	$231,310	$213,223
Cost of sales	67,734	216,003	203,210

Gross profit	4,796	15,307	10,013

Operating expenses:
Selling, general and administrative	7,828	14,406	13,900
Research and development	977	48	—

	8,805	14,454	13,900

Operating income (loss) from continuing operations	(4,009)	853	(3,887)
Other income (expense):
Other income	4	7	583
Interest expense, net	(23)	(342)	(545)

Income (loss) from continuing operations before benefit (provision) for income taxes	(4,028)	518	(3,849)
Benefit (provision) for income taxes	416	(34)	(2,460)

Income (loss) from continuing operations	(3,612)	484	(6,309)
Income (loss) from discontinued operations, net of tax (Note 2)	44	(2,011)	(4,106)

Net loss	$(3,568)	$(1,527)	$(10,415)

Basic earnings (loss) per share:
Continuing operations	$(0.25)	$0.03	$(0.42)
Discontinued operations	—	(0.14)	(0.28)

Net loss	$(0.25)	$(0.11)	$(0.70)

Diluted earnings (loss) per share:
Continuing operations	$(0.25)	$0.03	$(0.42)
Discontinued operations	—	(0.14)	(0.28)

Net loss	$(0.25)	$(0.11)	$(0.70)

Basic weighted-average number of common shares outstanding	14,184	14,458	14,884
Diluted weighted-average number of common shares outstanding	14,184	14,577	14,884

Comprehensive Loss:
Net loss	$(3,568)	$(1,527)	$(10,415)
Foreign currency translation adjustments	124	18	6

Comprehensive loss	$(3,444)	$(1,509)	$(10,409)

Accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2007	14,647	$15	$—	$31,506	$5,535	$(31)	$37,025
Exercise of stock options	264	—	—	34	—	—	34
Stock-based compensation expense	—	—	—	93	—	—	93
Common stock issuance	100	—	—	33	—	—	33
Treasury stock purchase	(55)	—	(17)	—	—	—	(17)
Foreign currency translation	—	—	—	—	—	6	6
Net loss	—	—	—	—	(10,415)	—	(10,415)

Balance, December 31, 2008	14,956	15	(17)	31,666	(4,880)	(25)	26,759
Stock-based compensation expense	—	—	—	61	—	—	61
Treasury stock purchase and retirement	(772)	(1)	17	—	(499)	—	(483)
Foreign currency translation	—	—	—	—	—	18	18
Net loss	—	—	—	—	(1,527)	—	(1,527)

Balance, December 31, 2009	14,184	14	—	31,727	(6,906)	(7)	24,828
Stock-based compensation expense	—	—	—	129	—	—	129
Foreign currency translation	—	—	—	—	—	(124)	(124)
Net loss	—	—	—	—	(3,568)	—	(3,568)

Balance, December 31, 2010	14,184	$14	$—	$31,856	$(10,474)	$(131)	$21,265

Accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(3,568)	$(1,527)	$(10,415)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	281	336	657
Loss on disposal of fixed assets	66	—	459
Impairment of intangible assets	—	504	—
Provision for (recovery of) bad debts	(393)	160	(129)
Provision for obsolete inventory	(12)	(49)	(419)
Stock-based compensation	129	61	126
(Increase) decrease in:
Trade accounts receivable	30,068	(19,347)	14,933
Other accounts receivable	396	3,206	(3,710)
Inventory	1,747	1,001	9,523
Prepaids	(227)	(125)	641
Other assets	30	18	(5)
Deferred tax asset, current	—	—	1,203
Deferred tax asset, non current	—	—	1,402
Increase (decrease) in:
Accounts payable	(5,423)	(1,363)	(9,839)
Accrued expenses	(2,531)	(1,572)	6,142

Cash provided by (used in) continuing operations	20,563	(18,697)	10,569
Cash provided by (used in) discontinued operations, net	(554)	1,799	6,264

Net cash provided by (used in) operating activities	20,009	(16,898)	16,833

Cash flows from investing activities:
Purchase of property and equipment	(325)	(154)	(463)
Sale of property and equipment	—	—	19

Cash used in continuing operations	(325)	(154)	(444)
Cash provided by discontinued operations	—	—	132

Net cash used in investing activities	(325)	(154)	(312)

Cash flows from financing activities:
Borrowing (payments) on revolving line of credit	(25,494)	11,220	(12,480)
Cash paid for treasury stock	—	(483)	(17)
Cash received from exercise of options and warrants	—	—	34

Net cash provided by (used in) financing activities	(25,494)	10,737	(12,463)

Effect of exchange rate changes on cash	(124)	18	5

Net increase (decrease) in cash and cash equivalents	(5,934)	(6,297)	4,063
Cash and cash equivalents, beginning of period	18,418	24,715	20,652

Cash and cash equivalents, end of period	$12,484	$18,418	$24,715

Cash paid for interest	$23	$342	$581
Cash paid for income taxes	—	—	9

Non Cash Supplemental disclosures:

During the year ended December 31, 2009, the Company retired 827 shares of its treasury stock. The retirement reduced treasury stock and increased the accumulated deficit by $499.

The accompanying notes are an integral part of these financial statements.

NOTE 1—ORGANIZATION AND LINE OF BUSINESS

InfoSonics Corporation (“InfoSonics”) was incorporated in February 1994 in the state of California and reincorporated in September 2003 in the state of Maryland. InfoSonics and its subsidiaries, Axcess Mobile, LLC (“Axcess Mobile”), InfoSonics Latin America, Inc, InfoSonics de Mexico S.A. de C.V., InfoSonics de Guatemala S.A., InfoSonics El Salvador S.A. de C.V., InfoSonics S.A., InfoSonics Colombia S.A., verykool USA, Inc., InfoSonics de Panama, verykool Hong Kong Limited, and verykool Wireless Technology Limited (collectively, the “Company”), develop, manufacture and sell wireless telecommunication products and accessories to wireless carriers, distributors, retailers and dealer agents. The Company markets its products throughout Latin America and has recently entered markets in Asia Pacific.

NOTE 2—DISCONTINUED OPERATIONS

During the quarter ended June 30, 2008, the Company assessed its business in the United States and Mexico. Due to the changing environment and consolidation in the United States of the smaller regional cellular carriers (one of the Company’s then target markets) into larger national carriers, along with the Company’s inability to penetrate the Mexico market due to challenges of fostering sales relations with the dominant cellular carriers there, management determined that it was necessary to take decisive actions to mitigate further losses. The Company implemented actions necessary to close operations related to sales operations in both of those countries, which actions were substantially completed by the end of 2009. The results of the discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net sales	$64	$492	$870
Gross profit (loss)	64	(1,372)	(2,358)
Operating income (loss)	1	(2,008)	(4,628)
Net income (loss)	44	(2,011)	(4,106)
Depreciation and amortization	—	—	27

The operating loss from discontinued operations for 2009 included expenses associated with an arbitration proceeding. In December 2009, the Company became subject to a final arbitral award following completion of an arbitration proceeding held in October 2009 in Mexico City, Mexico, before the International Court of Arbitration of the International Chamber of Commerce. The arbitration arose from a payment dispute with a former supplier of wireless handsets to the Company. As a result of the arbitral award, the Company was required to pay the former supplier the disputed amount of $538,840, plus interest accrued from the date of the demand for the disputed payment, for a total of $662,669 in damages. The Company also incurred legal costs associated with the arbitration. The settlement amount was paid in full in the quarter ended March 31, 2010.

Liabilities of discontinued operations consist primarily of accounts payable. Assets of discontinued operations are as follows (in thousands):

	December 31, 2010	December 31, 2009
Cash	$70	$16
Accounts receivable	28	13
Inventory	—	—
Refundable VAT tax	669	851

Total	$767	$880

As of December 31, 2010, the discontinuance of the domestic and Mexican businesses was essentially complete. However, the Company is continuing its efforts to obtain a refund of the VAT tax prepaid in Mexico and expects to continue to record adjustments and expenses through discontinued operations as necessary until they are completely wound down.

The Company re-evaluated its discontinued operations as of December 31, 2010 in accordance with applicable FASB guidance due to the Company’s remaining discontinued operations being outstanding for more than one year since the declaration to discontinue. As discussed above, the prepaid taxes are in the process of being recovered from a foreign government, with the ability to settle beyond the Company’s control. As this matter is beyond the Company’s control, classification as discontinued operations is still deemed appropriate.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of InfoSonics and its wholly owned subsidiaries as listed in Note 1. All significant intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition and Allowance for Returns

Revenues for wireless handset and accessory sales are recognized when (i) shipment of the products to customers has occurred and title has passed, (ii) collection of the outstanding receivables are probable and (iii) the final price of the product is determined, which occurs at the time of shipment. Sales are recorded net of discounts, rebates, cooperative marketing arrangements, returns and allowances. On select sales, the Company may agree to cooperative arrangements wherein the Company agrees to fund future marketing programs related to the products purchased by the customer. Such arrangements are usually agreed to in advance. The amount of the co-op allowance is recorded as a reduction of the sale and added to accrued expenses as a current liability. Subsequent expenditures made pursuant to the arrangements reduce this liability. To the extent the Company incurs costs in excess of the established cooperative fund, the Company recognizes the amount as a selling or marketing expense. As part of the sales process, the Company may perform certain value-added services such as programming, software loading and quality assurance testing. These value-added services are considered an ancillary component of the sales process and amounts attributable to these processes are included in the unit cost to the customer. Furthermore, these value-added services are related to services prior to the shipment of the products, and no value-added services are provided after delivery of the products. The Company recognizes as a reserve against the related receivables estimates for product returns based on historical experience and other judgmental factors, evaluates these estimates on an ongoing basis and adjusts its estimates each period based on actual product return activity. The Company recognizes freight costs billed to its customers in net sales and actual freight costs incurred as a component of cost of sales.

Comprehensive Income (Loss)

Comprehensive income (loss) as defined by U.S. generally accepted accounting principles (GAAP) includes all changes in equity (net assets) during a period from non-owner sources. The Company’s comprehensive loss includes foreign currency translation adjustments, which are excluded from net income and are reported as a separate component of stockholders’ equity as accumulated other comprehensive loss.

Cash and Cash Equivalents

For consolidated financial statement purposes, cash equivalents are defined as investments which have an original maturity of ninety days or less from the original date of purchase. Cash and cash equivalents consist of cash on hand and in banks. The Company maintains its cash and cash equivalents balances in a bank that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation. As of December 31, 2010 and 2009, the Company maintained deposits totaling $12.5 million and $18.4 million, respectively, with certain financial institutions in excess of federally insured amounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Trade Accounts Receivable

The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. The Company evaluates the collectability of its accounts receivable on an ongoing basis. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. In certain circumstances, the Company has obtained accounts receivable insurance to mitigate its credit risk. As of December 31, 2010 and 2009, the allowance for doubtful accounts was $197,000 and $590,000, respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of wireless phones and wireless phone accessories. The Company writes down its inventory when it is estimated to be excess or obsolete. As of December 31, 2010 and 2009, the inventory was net of write-downs of $100,000 and $112,000, respectively. From time to time the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of December 31, 2010 and 2009, the prepaid inventory balances included in prepaid assets were $317,000 and $119,000, respectively.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable and accrued expenses. The book value of financial instruments is representative of their fair values. Cash and cash equivalents are the Company’s only financial assets required to be measured at fair value and are measured using quoted prices for the identical assets in an identical market (Level 1 fair value hierarchy).

Accounting for the Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Management determined that there was no impairment of long-lived assets during the years ended December 31, 2008 and 2010. However, as of December 31, 2009, the Company evaluated the intangible assets allocated to the management and distribution agreements it purchased in connection with the 2005 acquisition of Primasel S.A. in Argentina. Management determined that a new tariff passed in Argentina in November 2009 affecting certain imported electronics, including wireless handsets, would significantly decrease the expected future business and cash flows from these agreements. As a result of this evaluation, the Company concluded that the intangible assets of $504,000 pertaining to the agreements were fully impaired, and the amount was written down to zero through a charge to operating expenses.

Stock-Based Compensation

The Company’s share-based compensation plans are described in Note 9. The Company measures compensation cost for all employee stock-based awards at fair value on the date of grant and recognizes compensation expense, net of estimated forfeitures, over the requisite service period, usually the vesting period. Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached, whichever is earlier. The fair value of stock options is determined using the Black-Scholes valuation model.

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

Advertising Expense

The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the years ended December 31, 2010, 2009 and 2008 was $1,156,000, $1,341,000 and $2,009,000, respectively.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future consequences of events that have been recognized in the Company’s financial statements or tax returns. The measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and the tax bases of the Company’s assets and liabilities result in a deferred tax asset, the Company performs an evaluation of the probability of being able to realize the future benefits indicated by such asset. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized.

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

The Company is subject to U.S. Federal income tax as well as to income tax of multiple state and foreign country jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2004 through 2010 tax years. State income tax returns are subject to examination for a period of three to four years after filing.

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

Common shares from exercise of certain options and warrants have been excluded from the computation of diluted earnings per share because their exercise prices are greater than the Company’s weighted-average stock price for the period. For the years ended December 31, 2010, 2009 and 2008, the number of such shares excluded was 739,000, 1,174,000 and 2,339,000, respectively. In addition, because their effect would have been anti-dilutive, common shares from exercise of in-the-money options for the years ended December 31, 2010 and 2008 of 69,000 and 221,000, respectively, have also been excluded from the computation of net loss per share.

Geographic Reporting

The Company allocates revenues to geographic areas based on the location to which the product was shipped.

Estimates and Assumptions

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

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

During the year ended December 31, 2010, the Company purchased materials from one supplier, which accounted for 83% of total cost of sales. During the year ended December 31, 2009, the Company purchased materials from one supplier, which accounted for 90% of total cost of sales. During the year ended December 31, 2008, the Company purchased materials from two suppliers, which accounted for 76% and 15% of total cost of sales.

Concentrations of Credit Risk, Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable. We maintain our cash and cash equivalents with various high-credit-quality financial institutions located primarily in the United States. Currently the Company’s cash balances are kept primarily in demand accounts at these banks, but the Company may periodically invest excess cash in certificates of deposit or money market accounts in order to maintain safety and liquidity. The Company’s investment strategy generally results in lower yields on investments but reduces the risk to principal in the short term prior to these funds being used in its business. The Company has not experienced any material losses on financial instruments held at financial institutions.

The Company has historically sold its products primarily to wireless network carriers throughout Latin America, as well as to distributors and value added resellers, or VARs. More recently, the Company entered the Asia Pacific market with private label sales to original equipment manufacturers, or OEMs, in China and India. The Company provides credit to its customers in the normal course of business and generally requires no collateral. Credit risk with respect to accounts receivable is generally concentrated due to the small number of entities comprising the Company’s overall customer base. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses based upon the Company’s historical experience related to credit losses and any unusual circumstances that may affect the ability of its customers to meet their obligations. The Company also maintains an insurance policy, which covers a significant portion of its customer accounts, and helps to minimize the potential risk of loss. The policy covers losses up to $25,000,000, has a zero deductible and a 5% co-insurance on receivables. The Company’s bad debt expenses have not been significant.

Since a majority of the Company’s sales are made to wireless network carriers, there are a limited number of potential customers in each country in which the Company does business. Carriers often purchase products from a number of suppliers, and there can be significant movement in the carrier/supplier relationships from year to year. In each of the last three years, customers representing 10% or more of the Company’s total net sales amounted to three. During 2010, the top three customers accounted for 31%, 18% and 11% of total net sales, and represented 48%, 0% and 10% of accounts receivable respectively at December 31, 2010. During 2009, the top three customers accounted for 28%, 28% and 18% of total net sales, and represented 45%, 29% and 4% of accounts receivable respectively at December 31, 2009. During 2008, the top three customers accounted for 21%, 21% and 20% of total net sales, and represented 22%, 23% and 17% of accounts receivable respectively at December 31, 2008.

The Company’s agreement with Samsung to distribute its products to customers in Argentina requires the Company to purchase the products directly from Samsung. Because such distribution sales have historically represented a large percentage of the Company’s sales, there consequently is a significant supplier concentration in Samsung, although going forward these types of distribution sales in Argentina are expected to continue to diminish as the Company has refocused its business on its verykool® products. For its branded business of verykool products, the Company contracts with a number of OEM suppliers, design houses and contract manufacturers. Although each may supply a somewhat differentiated product or service, management believes any shortfalls from existing suppliers can be absorbed by other suppliers on comparable terms. However, there are no assurances this can be achieved, and a change in suppliers could cause a delay in product shipments and sales and adversely affect results.

Recently Issued Accounting Pronouncements

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

On January 1, 2010, the Company adopted changes issued by the FASB to accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable-interest entities that are qualifying special-purpose entities; limit the circumstances in which a transferor derecognizes a portion or component of a financial asset; define a participating interest; require a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and require enhanced disclosure. The adoption of these changes had no impact on the Company’s condensed consolidated financial statements.

Effective January 1, 2010, the Company adopted changes issued by the FASB on January 6, 2010, for a scope clarification to the FASB’s previously issued guidance on accounting for noncontrolling interests in consolidated financial statements. These changes clarify the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a consolidated subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. The adoption of these changes had no impact on the Company’s condensed consolidated financial statements.

Effective January 1, 2010, the Company adopted changes issued by the FASB on January 21, 2010, to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. The changes also clarify existing disclosure requirements related to how assets and liabilities should be grouped by class and valuation techniques used for recurring and nonrecurring fair value measurements. The adoption of these changes had no impact on the Company’s condensed consolidated financial statements.

Effective January 1, 2010, the Company adopted changes issued by the FASB on February 24, 2010, to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued, otherwise known as “subsequent events.” Specifically, these changes clarified that an entity that is required to file or furnish its financial statements with the SEC is not required to disclose the date through which subsequent events have been evaluated. Other than the elimination of disclosing the date through which management has performed its evaluation for subsequent events, the adoption of these changes had no impact on the Company’s condensed consolidated financial statements.

ISSUED (Not adopted yet):

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”) and Accounting Standards Update No. 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”). ASU No. 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13. ASU No. 2009-13 and ASU No. 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for the Company. While the Company is continuing its evaluation of the impact of adoption of ASU No. 2009-13 and ASU No. 2009-14, management does not currently believe adoption will have a material impact on the Company’s consolidated financial statements.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment are primarily located in the United States and China and consisted of the following as of the dates presented (in thousands):

	December 31,
	2010	2009
Machinery and Equipment	$466	$472
Tooling, Molds and Software	674	482
Furniture and Fixtures	92	106

	1,232	1,060
Less Accumulated Depreciation	938	744

Total	$294	$316

Depreciation expense was $281,000, $336,000 and $657,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 5—INTANGIBLE ASSETS

As a result of the purchase of Primasel S.A. in Argentina in 2005, the Company recorded intangible assets of $504,000. These assets consisted of a management agreement and a distribution agreement with values of $378,000 and $126,000, respectively, at December 31, 2008. As of December 31, 2009, the Company evaluated the intangible assets based on new information received regarding the impact of a new tariff passed in Argentina in November 2009 affecting certain imported electronics, including wireless handsets, and determined that the tariff would significantly decrease expected future cash flows from these agreements. As a result of this evaluation, the Company concluded that the values of the management agreement and distribution agreement were fully impaired and the associated $504,000 of intangible assets was written down to zero through a charge to operating expenses.

NOTE 6—LINE OF CREDIT

On April 30, 2008, the company entered into a Loan, Security and Bulk Purchase Agreement and a Letter of Credit and Security Agreement (collectively, the “Agreement”) with Wells Fargo Trade Capital LLC (“Lender”), pursuant to which the Lender could advance up to $45 million to the Company based on the expected collections of eligible receivables as well as value of the Company’s eligible inventory determined in accordance with the Agreement. The credit facility was secured by all of the assets of the Company. The interest rate for each borrowing under the credit facility was, at the option of the Company, either the Wells Fargo Bank N.A. prime rate minus 0.50% or the LIBOR rate plus 2.00%. Although the Agreement contained a provision for automatic annual renewals, Section 6.2 of the Agreement provided that it could be terminated for convenience by either party with 60 days’ written notice. Despite the Company being in compliance with all of its covenants under the Agreement, on July 22, 2010, the Company received a notice from the Lender of its election to terminate the Agreement on September 22, 2010, the end of the 60-day notice period. It is the Company’s belief that the principal reasons for the Lender’s actions are the decreased utilization of the facility by the Company, the high level of capital reserves required by the Lender to support the facility and the Company’s lack of profitability. The Company believes that its current cash resources and working capital are sufficient to fund its operations for the foreseeable future. At December 31, 2009, the amount drawn against the Lender line of credit was $25.5 million representing 88% of the then available borrowing base. The line of credit was completely retired and there were no outstanding balances as of December 31, 2010.

NOTE 7—ACCRUED EXPENSES

As of December 31, 2010 and 2009, accrued expenses consisted of the following (in thousands):

	December 31, 2010	December 31, 2009
Accrued product costs	$1,159	$1,477
Income taxes payable	96	91
Other accruals	1,971	4,189

Total	$3,226	$5,757

NOTE 8—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate and administrative offices, R&D office, warehouse and distribution centers, and certain equipment under operating lease agreements, which expire through September 2012. Certain of the agreements contain renewal options. Future minimum payments under these operating lease agreements at December 31, 2010 were as follows (in thousands):

Year Ending December 31,	Payments
2011	$405
2012	230

Total	$635

The Company has subleased a portion of its Miami facility, which lease and sublease expire on March 31, 2011. The minimum sublease income due in 2011 from the sublease is $20,000. Rent expense was $483,000, $534,000 and $558,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Litigation

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. As of December 31, 2010, except as disclosed below, the Company did not have any material litigation outstanding, and management does not currently expect any matters to have a material impact on the Company’s liquidity or the financial statements taken as a whole.

On July 1, 2009, the Company filed suit in the Superior Court of the State of California, County of San Diego (Case No. 37-2009-00092797-CU-BT-CTL) against LG Electronics, Inc., LG Electronics USA, Inc., LG Electronics Panama S.A., LG Electronics Inc. Chile LTDA, LG Electronics Guatemala S.A. de C.V. and DOES 1-10. The complaint alleged claims for interference with contractual relations/inducing breach of contract, intentional interference with prospective economic relations, negligent interference with prospective economic relations, breach of contract, breach of implied covenant of good faith and fair dealing, unjust enrichment, fraud, promissory estoppel and violation of California Business and Professions Code §§ 17200, et seq. The Company sought in excess of $5 million in damages. On July 31, 2009, the defendants removed the case to federal court in San Diego. On November 1, 2010, the action was dismissed with prejudice after a settlement agreement was reached in mediation resulting in a payment to the Company of $500,000, including payment of a $400,000 receivable that was owed to the Company by the defendants.

Vendors

The Company has entered into written agreements with some of its supplier-manufacturers. None of these agreements require minimum amounts of product to be purchased. Some of the agreements contain automatic renewal clauses and the Company believes that it will be able to renew these contracts with similar terms upon their individual expirations.

Employee Agreements and Compensation

The Company provides a 401(k) retirement savings plan for all full-time employees. Employees are eligible after 90 days of service with the Company. Although the Company provided an employer matching contribution to all employees enrolled in the plan during 2008, this contribution has been suspended since January 1, 2009. For the year ended December 31, 2008, the Company matching contribution was $63,000. All matching contributions are fully vested by the employee upon payment by the Company.

The Company entered into an employment agreement with its President and Chief Executive Officer in April 2008 that expires in April 2012. The employment agreement provides for an annual salary of $325,000. The agreement also provides that the Company may terminate the agreement without cause upon 30 days written notice. The Company’s only obligation would be to pay its President and Chief Executive Officer the greater of (a) 18 months’ salary or (b) one-half of the salary payable over the remaining term of the agreement.

NOTE 9—STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of preferred stock, which may be issued from time to time in one or more series by the Board of Directors. In addition, the Board is authorized to set the rights, preferences, privileges and restrictions of these shares, including dividends rights, conversion rights, voting rights and liquidation preferences. These shares may have rights senior to those of the Company’s common stock holders. As of December 31, 2010 and 2009, the Company did not have any preferred shares outstanding.

Common Stock

In October 2008, the Company issued 100,000 unregistered shares of common stock in exchange for a temporary change to a revenue sharing agreement. The Company recorded a corresponding expense related to the issuance of these shares for $33,000 as stock-based compensation in the accompanying statement of operations and comprehensive loss.

Treasury Stock

On December 15, 2008, the Company announced a share buyback program, authorizing up to $500,000 to be used for stock repurchases. During the twelve months ended December 31, 2009, we repurchased 772,000 shares of our common stock at a total cost (including brokerage commissions) of $483,000 at an average price per share of $0.63. During December 2008, we repurchased 55,000 shares of our common stock at a total cost (including brokerage commissions) of $17,000, at an average price per share of $0.31. During the twelve months ended December 31, 2009, the Company retired 827,000 shares of stock. The retirement reduced treasury stock and increased the accumulated deficit by $499,000.

Stock Options and Warrants

The Company has three stock-based compensation plans: the 2006 Equity Incentive Plan (“2006 Plan”), the 2003 Stock Option Plan (“2003 Plan”) and the 1998 Stock Option Plan (“1998 Plan”). Each of the plans was approved by the Company’s stockholders. As of December 31, 2010, options to purchase 378,000 shares, 12,000 shares and 400,000 shares were outstanding under the 2006 Plan, the 2003 Plan and the 1998 Plan, respectively, and a total of 970,000 shares are available for grant under the 2006 Plan. There are no options available for grant under the 2003 and the 1998 Plans. The Company is also a party to non-plan option agreements with several non-employee directors.

The 2006 Plan was approved by stockholders in June 2006, with 1,000,000 shares of the Company’s common stock authorized for issuance there under. An additional 348,208 shares of the Company’s common stock were rolled into the 2006 Plan from the 2003 Plan. The 2006 Plan is intended to provide incentives to key employees, officers, directors and consultants who provide significant services to the Company. The exercise price is determined by the Compensation Committee, but must be at least equal to the fair market value of the common stock on the date of grant of such option. The Compensation Committee also establishes the vesting schedule for each option granted and the term of each option, which cannot exceed 10 years from the date of grant. In the event of termination, vested shares must be exercised within three months. The 2006 Plan also provides for 100% vesting of outstanding options upon a change of control of the Company.

The Company’s stock options vest on an annual or a monthly basis. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Options granted generally vest over a three-year period. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2010, 2009 and 2008: risk-free interest rates of 0.49%, 0.91% and 1.47%, respectively, based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0% as the Company has not, and does not intend to, issue dividends; and expected lives of 3 to 7 years based upon the historical life of the Company’s options. For grants in 2010, 2009 and 2008, the expected volatility used ranged from 88% to 108% based on the Company’s historical stock price fluctuations for a period matching the expected life of the options.

A summary of option activity under all of the above plans for the year ended December 31, 2010 is as follows (shares and aggregate intrinsic value in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2009	1,282	$1.65
Granted during fiscal year 2010	140	$0.68
Exercised during fiscal year 2010	—	$—
Forfeited during fiscal year 2010	(632)	$2.31

Outstanding at December 31, 2010	790	$0.96	3.07 years	$48

Vested and expected to vest	790	$0.96	3.07 years	$48

Exercisable at December 31, 2010	543	$1.09	1.62 years	$14

The aggregate intrinsic value in the stock option summary table above is based on our closing stock price of $0.77 per share as of December 31, 2010, which value would have been realized by the optionees had all options been exercised on that date.

During the quarter ended June 30, 2010, the Company established a wholly owned subsidiary in Hong Kong to serve as the base for the Company’s sales and marketing efforts of its proprietary line of verykool® products in

Asia Pacific. It also established a wholly owned subsidiary of the Hong Kong entity in China for the purpose of designing and developing verykool® products. The Company funded the combined operations of these entities with $1.0 million and agreed to invest up to $1.0 million in additional funding as needed. In order to provide incentives to the China development team, the Company granted a warrant exercisable for 38% of the equity ownership of the Hong Kong subsidiary to a management company for the benefit of the China employees. The Company also committed to reserve up to 5% additional equity interest to attract and retain employees as needed. The total exercise price of the warrant is $1.00, with vesting to occur one-third upon the first anniversary of the warrant and the remaining two-thirds to vest on a monthly basis over the succeeding 24 months. The warrant has a 6-year life, but will not be exercisable until the third anniversary of its issuance.

The Company evaluated the warrant on its Hong Kong subsidiary in accordance with ASC 718-50 and concluded that because the warrants were issued to the management company for allocation at their discretion, the proper treatment of the warrants was as specified in ASC 505-50 as equity-based payments to non-employees in exchange for services. The Company also concluded that the estimated fair value at December 31, 2010 of the warrant was $365,000. The Company will continue to record the expense for this warrant based upon the current fair value of the warrant at each reporting period over the three-year performance period. The amount of expense recorded during the year ended December 31, 2010 was $81,000.

A summary of the status of the Company’s non-vested options at December 31, 2010, and changes during the year then ended are presented below (shares in thousands):

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2009	248	$0.50
Granted	140	$0.58
Vested	(79)	$0.52
Forfeited	(62)	$0.45

Non-vested at December 31, 2010	247	$0.55

The weighted-average per share grant-date fair value of options granted during 2010, 2009 and 2008 were $0.58, $0.51 and $1.04, respectively. The total intrinsic value of options exercised during 2008 was $1,000, and the total amount of cash generated from such exercises was $34,000. There were no option exercises in 2009 and 2010. The unrecognized stock-based compensation expense for future periods as of December 31, 2010 is $126,000, which is expected to be recognized over a weighted-average period of approximately 2.41 years. Such amount may change as a result of future grants, forfeitures, modifications in assumptions and other factors. The total fair value of options that vested during 2010, 2009 and 2008 was $41,000, $53,000 and $59,000, respectively.

The following table summarizes share-based compensation expense for the years ended December 31 (in thousands):

	2010	2009	2008
Selling, general and administrative:
Non-employee directors	$6	$4	$14
Officers	21	11	—
Others	21	46	112

Total SG&A	48	61	126
Research and development	81	—	—

Total share-based compensation expense before taxes	129	61	126
Related deferred income tax benefits	—	—	—

Share-based compensation expense	$129	$61	$126

NOTE 10—INCOME TAXES

The Company is subject to US federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2010 remain open to examination. As of December 31, 2010, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

Components of the income tax benefit (provision) are as follows for the years ended December 31 (in thousands):

	2010	2009	2008
Current tax benefit (provision):
Federal	$423	$—	$—
State	(2)	(1)	(1)
Foreign	(5)	(33)	56

Total	416	(34)	55

Deferred tax benefit (provision):
Federal	999	(121)	813
State	253	112	(204)

Total	1,252	(9)	609

Change in valuation allowance	(1,240)	(567)	(3,213)

Benefit (provision) for income taxes from discontinued operations	(12)	576	89

Total benefit (provision) for income taxes from continuing operations	$416	$(34)	$(2,460)

A reconciliation of income taxes computed by applying the federal statutory income tax rate of 34.0% to income (loss) before income taxes to the recognized income tax benefit (provision) reported in the accompanying consolidated statements of operations is as follows for the years ended December 31 (in thousands):

	2010	2009	2008
U.S. federal income tax at statutory rate	$1,362	$(176)	$1,308
State taxes, net of federal benefit	169	(22)	(204)
Non-deductible entertainment expenses	(28)	(8)	(16)
Foreign income tax rate differential	135	1,016	969
Valuation allowance	(1,252)	9	(2,897)
Foreign dividend received	(421)	(1,003)	(1,813)
Other	451	150	193

Total benefit (provision) for income taxes	$416	$(34)	$(2,460)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has recorded a full valuation allowance against its deferred tax assets, as realization of such assets is uncertain based on the Company’s history of operating losses. Significant components of deferred tax assets and liabilities are shown below (in thousands):

	December 31,
	2010	2009
Current deferred tax assets:
Allowance for bad debts	$9	$116
Share-based payment expense	750	732
Allowance for obsolete inventory	39	86
State tax expense	1	1
Accrued compensation	44	26
Contribution carryover	39	49
Credits	—	—
Other accruals	84	45

Total	966	1,055

Non-current deferred tax assets:
Depreciation	103	91
Capital loss	193	193
APB 23 un-repatriated foreign earnings	(863)	(863)
Net operating loss	4,058	2,729

Total	3,491	2,150

Valuation allowance	(4,457)	(3,205)

Net deferred tax assets	$—	$—

At December 31, 2010, the Company had federal and state net operating loss carry forwards of approximately $12,050,000 and $14,172,000, respectively. The federal and state net operating loss carry forwards begin to expire in 2024 and 2020, respectively. At December 31, 2010, the Company also had federal and state “capital” loss carry forwards of approximately $504,000. The federal and state “capital” loss carry forwards begin to expire in 2015 unless previously utilized.

Included in the net operating loss carryforward balances noted above are approximately $1,821,000 and $1,061,000, for 2009 and 2008, respectively, which are attributed to the exercise of non-qualified stock options for which the tax effect will be a component of the Company’s Additional Paid in Capital. Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carry forwards will be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

Following the Company’s adoption on January 1, 2007 of FIN-48 regarding accounting for uncertainty in income taxes, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with the guidance. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of that review, the Company concluded there were no uncertain tax positions and no cumulative effect on retained earnings at the time of adoption. Subsequent to that date of adoption through December 31, 2010, the Company has continued to evaluate its tax positions and concluded that it has not had any material uncertain tax positions.

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports segment data based on the management approach, which designates the internal reporting that is used by management for making operating and investment decisions and evaluating performance as the source of the Company’s reportable segments. The Company uses one measurement of profitability and does not disaggregate its business for internal reporting. The Company has determined that it operates in one segment, providing wireless handsets and accessories to carriers, distributors and OEM customers in Latin America and Asia Pacific. The following table summarizes the Company’s net sales by geographic area for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	2010	2009	2008
Central America	$10,176	$20,647	$50,617
South America	61,224	210,663	162,606
China	371	—	—
India	759	—	—

Total	$72,530	$231,310	$213,223

During the years ended December 31, 2010, 2009, and 2008, sales to customers in Argentina represented 71%, 87% and 67% of the Company’s consolidated net revenue. Sales in no other individual country amounted to 10% or more of the Company’s consolidated net revenue.

Fixed assets, which represent approximately 1% of the Company’s net assets, are principally located in the Company’s offices in the United States or in China at the Company’s R&D office or contract manufacturing facilities.

NOTE 12—QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following table presents unaudited selected quarterly financial information (in thousands, except per share data) for the periods indicated. This information has been derived from the Company’s unaudited quarterly consolidated financial statements, which in the opinion of management include adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of such information. These operating results are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2010
Net sales	$27,541	$22,353	$8,171	$14,465
Gross profit	1,441	1,569	542	1,244
Loss from continuing operations	(561)	(390)	(1,940)	(721)
Income (loss) from discontinued operations	(6)	76	(22)	(4)
Net loss	(567)	(314)	(1,962)	(725)
Basic and diluted net loss per share	(0.04)	(0.02)	(0.14)	(0.05)

Year Ended December 31, 2009
Net sales	$42,625	$61,706	$65,262	$61,717
Gross profit	3,355	4,072	4,334	3,546
Income (loss) from continuing operations	440	397	232	(585)
Loss from discontinued operations	(193)	(167)	(47)	(1,604)
Net income (loss)	247	230	185	(2,189)
Basic and diluted net income (loss) per share	0.02	0.02	0.01	(0.15)

SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts—Schedule II

	(Amounts in thousands)
	Balance, beginning of year	Additions charged to operations	Deletions from Reserve	Balance, end of year
Allowance for doubtful accounts:
Year ended December 31, 2010	$590	$263	$656	$197
Year ended December 31, 2009	429	444	283	590
Year ended December 31, 2008	558	267	396	429

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (15)

4.1	Specimen Common Stock Certificate (1)

10.1	2003 Stock Option Plan, as amended (8)(*)

10.2	Form of Stock Option Agreement—2003 Stock Option Plan—Non Employee Director (2)(*)

10.3	Form of Stock Option Agreement—2003 Stock Option Plan—Incentive Stock Option (2)(*)

10.4	2006 Equity Incentive Plan (5)(*)

10.5	Form of Stock Option Grant Notice/Stock Option Agreement (6)(*)

10.6	Form of Amended and Restated Stock Option Agreement (Non-Employee Directors’ Option) (5)(*)

10.7	1998 Stock Option Plan (17)(*)

10.8	Stock Purchase Agreement dated as of January 26, 2004 among InfoSonics, InfoSonics Mexico, Inc., Joseph Ram and Abraham Rosler concerning InfoSonics de Mexico (1)(*)

10.9	Credit Agreement dated October 6, 2005 between InfoSonics and Wells Fargo HSBC Trade Bank, N.A. (3)

10.10	Amendment to Credit Agreement between InfoSonics and Wells Fargo HSBC Trade Bank, N.A. dated September 29, 2006 (7)

10.11	Seventh Amendment to Credit Agreement dated April 21, 2008 between InfoSonics and Wells Fargo HSBC Trade Bank, N.A. (11)

10.12	Loan, Security and Bulk Purchase Agreement dated April 30, 2008, between InfoSonics and Wells Fargo Century, Inc. (12)

10.13	Letter of Credit and Security Agreement dated April 30, 2008, between InfoSonics and Wells Fargo Century, Inc. (12)

10.14	Agreement for Purchase and Sale of Assets dated October 20, 2004 between The Mobile Solution Corporation and Axcess Mobile, LLC (InfoSonics’ subsidiary)(4)

10.15	Employment Agreement effective of April 1, 2008 between InfoSonics and Joseph Ram (10)(*)

10.16	Office Space Lease, dated September 10, 2007, by and between UTC Properties LLC and the Company (9)

10.17	Distribution Agreement by and between InfoSonics and Samsung Electronics Argentina S.A. effective January 22, 2009 (13)

10.18	Addendum to Distribution Agreement by and between InfoSonics Corporation and Samsung Electronics Argentina S.A. effective as of January 6, 2010 (14)

10.19	Offer letter between InfoSonics and Vernon A. LoForti dated July 8, 2010 (16)(*)

21	Subsidiaries of InfoSonics (+)

23	Consent of Independent Registered Public Accounting Firm (+)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (+)

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed on January 30, 2004.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 25, 2005.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 13, 2005.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 3, 2004.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed on June 12, 2006.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 12, 2006.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 5, 2006.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 31, 2006.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 14, 2008.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 23, 2008.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 6, 2008.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 26, 2009.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 12, 2010.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 14, 2010.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2010.
(17)	Incorporated by reference to Amendment No.6 to the Company’s Registration Statement on Form S-1/A, filed on May 20, 2004.
(*)	Indicates a management contract or compensatory plan or arrangement
(+)	Filed herewith