Form 10-Q
period 2011-03-31
INFOSONICS CORP
filed 2011-05-16
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Commission File Number-001-32217

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

As of May 16, 2011, the Registrant had 14,184,146 shares outstanding of its $0.001 par value common stock.

InfoSonics Corporation

FORM 10-Q

For quarterly period ended March 31, 2011

i

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2011	2010
Net sales	$9,469	$27,541
Cost of sales	8,657	26,100

Gross profit	812	1,441

Operating expenses
Selling, general and administrative	1,434	1,954
Research and development	357	20

	1,791	1,974

Operating loss from continuing operations	(979)	(533)

Other income (expense):
Other income	28	(1)
Interest	11	(23)

Loss from continuing operations before provision for income taxes	(940)	(557)
Provision for income taxes	(2)	(4)

Loss from continuing operations	(942)	(561)
Income (loss) from discontinued operations, net of tax (Note 11)	48	(6)

Net loss	$(894)	$(567)

Net loss per share (basic and diluted):
Continuing operations	$(0.06)	$(0.04)
Discontinued operations	—	—

Net loss	$(0.06)	$(0.04)

Basic and diluted weighted-average number of common shares outstanding	14,184	14,184

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	March 31, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$13,759	$12,484
Trade accounts receivable, net of allowance for doubtful accounts of $197 and $197, respectively	9,473	12,239
Other accounts receivable	90	608
Inventory, net	1,322	1,688
Prepaid assets	760	596
Assets of discontinued operations	768	767

Total current assets	26,172	28,382
Property and equipment, net	231	294
Other assets	63	68

Total assets	$26,466	$28,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,704	$4,196
Accrued expenses	4,340	3,226
Net liabilities of discontinued operations	3	57

Total current liabilities	6,047	7,479

Commitments and Contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized (no shares issued and outstanding)	—	—
Common stock, $0.001 par value, 40,000 shares authorized; 14,184 shares issued and outstanding as of March 31, 2011 and December 31, 2010	14	14
Additional paid-in capital	31,899	31,856
Accumulated other comprehensive loss	(126)	(131)
Accumulated deficit	(11,368)	(10,474)

Total stockholders’ equity	20,419	21,265

Total liabilities and stockholders’ equity	$26,466	$28,744

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(894)	$(567)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	58	71
Loss on disposal of fixed assets	11	—
Provision for bad debts	—	(405)
Provision for obsolete inventory	21	(12)
Stock-based compensation expense	43	11
(Increase) decrease in:
Trade accounts receivable	2,766	23,124
Other accounts receivable	518	208
Inventory	345	73
Prepaids	(164)	(20)
Other assets	5	39
Increase (decrease) in:
Accounts payable	(2,492)	(1,881)
Accrued expenses	1,114	350

Cash provided by continuing operations	1,331	20,991
Cash used in discontinued operations	(54)	(705)

Net cash provided by operating activities	1,277	20,286

Cash flows from investing activities:
Purchase of property and equipment	(7)	(89)

Net cash used in investing activities	(7)	(89)

Cash flows from financing activities:
Payments on revolving line of credit	—	(12,868)

Net cash used in financing activities	—	(12,868)

Effect of exchange rate changes on cash	5	(13)

Net increase in cash and cash equivalents	1,275	7,316
Cash and cash equivalents, beginning of period	12,484	18,418

Cash and cash equivalents, end of period	$13,759	$25,734

Cash paid for interest	$—	$23
Cash paid for income taxes	—	—

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation

Condensed Notes to Consolidated Financial Statements

(unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements and these condensed notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the financial position or results of operations of InfoSonics Corporation (the “Company”), although they may. These unaudited consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.

The Company’s consolidated financial statements include assets, liabilities and operating results of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, these unaudited consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly present the Company’s results of operations, financial position and cash flows as of March 31, 2011 and for all periods presented. The results reported in these consolidated financial statements for the three months ended March 31, 2011 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full fiscal year of 2011 or for any future period.

NOTE 2. Stock-Based Compensation

The Company has three equity incentive plans: the 2006 Equity Incentive Plan (“2006 Plan”), the 2003 Stock Option Plan (“2003 Plan”) and the 1998 Stock Option Plan (“1998 Plan”). Each of the plans was approved by our stockholders. As of March 31, 2011, options to purchase 378,000 shares, 12,000 shares and 400,000 shares were outstanding under the 2006 Plan, the 2003 Plan and the 1998 Plan, respectively, and a total of 970,000 shares are available for grant under the 2006 Plan. There are no options available for grant under the 2003 and the 1998 Plans. The Company is also a party to non-plan option agreements with several non-employee directors.

The Company’s stock options vest on an annual or a monthly basis. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Such amount may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three months ended March 31, 2011 and 2010, we recorded an expense of $12,000 and $11,000, respectively, related to options previously granted. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference that results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

No stock option grants were made by the Company during 2011. During 2010, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 0.49% based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0% as the Company has not, and does not intend to, declare dividends; and expected life of 3 to 7 years based upon the historical life of options. For grants in 2010, the expected volatility used ranged from 88% to 108%, respectively, based on the Company’s historical stock price fluctuations for a period matching the expected life of the options. As of March 31, 2011, there was $114,000 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over the remaining weighted-average period of 2.19 years.

A summary of option activity under all of the above plans as of March 31, 2011 and changes during the three months then ended is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life
Outstanding at December 31, 2010	790	$0.96	3.07
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—

Outstanding at March 31, 2011	790	$0.96	2.83

Vested and expected to vest	790	$0.96	2.83
Exercisable at March 31, 2011	557	$1.08	1.48

A summary of the status of the Company’s non-vested options at March 31, 2011 and changes during the three months then ended is presented below (shares in thousands):

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2010	247	$0.55
Granted	—	$—
Vested	(14)	$0.55
Forfeited	—	$—

Non-vested at March 31, 2011	233	$0.55

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

The Company evaluated the warrant on its Hong Kong subsidiary in accordance with ASC 718-50 and concluded that because the warrants were issued to the management company for allocation at their discretion, the proper treatment of the warrants was as specified in ASC 505-50 as equity-based payments to non-employees in exchange for services. The Company also concluded that the estimated fair value at March 31, 2011 of the warrant based on the cost valuation method was $365,000. The Company will continue to record the expense for this warrant based upon the current fair value of the warrant at each reporting period over the three year performance period. The amount of expense recorded during the three months ended March 31, 2011 was $30,000.

The Company’s stock-based compensation is classified in the same expense line items as cash compensation. Information about stock-based compensation included in the unaudited results of operations for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Officer compensation	$7	$2
Non-employee directors	1	1
Sales, general and administrative	4	8
Research and development	30	—

Total stock option/warrant expense, included in total operating expenses	$42	$11

NOTE 3. Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common share equivalents are excluded from the computation if their effect is anti-dilutive. The Company’s common share equivalents consist of stock options and warrants. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2010 remain open to examination or re-examination. As of March 31, 2011, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or results of operations. For the three months ended March 31, 2011, deferred income tax assets and the corresponding valuation allowance increased by $852,000.

NOTE 5. Comprehensive Income (Loss)

Comprehensive income (loss) for the Company includes net income (loss) and foreign currency translation adjustments. Comprehensive income (loss) was as follows (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Net profit (loss)	$(894)	$(567)
Other comprehensive income (loss):
Foreign currency translation adjustments	5	(13)

Comprehensive income (loss)	$(889)	$(580)

NOTE 6. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories. The Company records a reserve against inventories to account for obsolescence and possible price concessions required to liquidate inventories below cost. During the three months ended March 31, 2011, the Company added $21,000 to the inventory reserve to write down certain finished goods to their estimated market value. As of March 31, 2011 and December 31, 2010, the inventory reserve was $121,000 and $100,000, respectively. From time to time, the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of March 31, 2011 and December 31, 2010, the prepaid inventory balances were $428,000 and $317,000, respectively, which are included in prepaid assets in the accompanying consolidated balance sheets. Inventory consists of the following (in thousands):

	March 31, 2011 (unaudited)	December 31, 2010 (audited)
Finished goods	$1,443	$1,788
Inventory reserve	(121)	(100)

Net inventory	$1,322	$1,688

NOTE 7. Property and Equipment

Property and equipment are primarily located in the United States and China, including test fixtures and computer equipment at the Company’s development subsidiary in China and certain tooling and product molds located at outsourced manufacturers in Asia. Fixed assets consisted of the following (in thousands):

	March 31, 2011 (unaudited)	December 31, 2010 (audited)
Machinery and equipment	$192	$466
Furniture and fixtures	42	92
Tooling and molds	661	674

Subtotal	895	1,232
Less accumulated depreciation	(664)	(938)

Total	$231	$294

Depreciation expense for the three months ended March 31, 2011 and 2010 was $58,000 and $71,000, respectively.

NOTE 8. Accrued Expenses

As of March 31, 2011 and December 31, 2010, accrued expenses consisted of the following (in thousands):

	March 31, 2011 (unaudited)	December 31, 2010 (audited)
Accrued product costs (including warranty)	$1,565	$1,159
Income taxes payable	98	96
Other accruals	2,677	1,971

Total	$4,340	$3,226

NOTE 9. Borrowings

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

NOTE 10. Recent Accounting Pronouncements

Recently Adopted:

Effective January 1, 2011, the Company adopted changes issued by the FASB in October 2009 as set forth in Accounting Standards Update No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”) which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, the guidance amends the criteria in FASB ASC Subtopic 605-25, “Revenue Recognition-Multiple-Element Arrangements,” for separating consideration in multiple-deliverable arrangements. The guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. The guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, the guidance significantly expands required disclosures related to a vendor’s multiple-deliverable revenue arrangements. The adoption of these changes had no impact on the Company’s condensed consolidated financial statements.

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

	For the Three Months Ended March 31,
	2011	2010
Net sales	$—	$24
Gross profit	53	24
Income (loss)	48	(6)
Identifiable assets	768	923
Capital expenditures	—	—
Depreciation and amortization	—	—

Liabilities of discontinued operations consist primarily of accounts payable. Assets of discontinued operations are as follows (in thousands):

	March 31, 2011 (unaudited)	December 31, 2010 (audited)
Cash	$343	$70
Accounts receivable	18	28
Refundable VAT tax	407	669

Total	$768	$767

As of March 31, 2011, the discontinuance of the domestic and Mexican businesses was essentially complete. However, the Company is continuing its efforts to obtain a refund of the VAT tax prepaid in Mexico and expects to continue to record adjustments and expenses through discontinued operations as necessary until they are completely wound down.

The Company re-evaluated its discontinued operations as of March 31, 2011 in accordance with applicable FASB guidance due to the Company’s remaining discontinued operations being outstanding for more than one year since the declaration to discontinue. As discussed above, the prepaid taxes are in the process of being recovered from a foreign government, with the ability to settle beyond the Company’s control. As this matter is beyond the Company’s control, classification as discontinued operations is still deemed appropriate.

NOTE 12. Geographic Information

The Company currently operates in one business segment. All fixed assets are principally located in Company or third-party facilities in the United States and Asia. The unaudited net sales by geographical area for the three months ended March 31, 2011 and 2010 were (in thousands):

	For the Three Months Ended March 31,
	2011	2010
Central America	$2,805	$1,495
South America	6,621	26,046
Asia Pacific	43	—

Total	$9,469	$27,541

NOTE 13. Commitments and Contingencies

From time to time, the Company may become involved in various lawsuits, legal proceedings or claims that arise in the normal course of business. Management does not believe any legal proceedings or claims pending as of the filing date of this report will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

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

Forward-Looking Statements, Safe Harbor Statement and Other General Information

This discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and condensed notes thereto and other information included in this report and our Annual Report on Form 10-K for the year ended December 31, 2010 (including our 2010 audited consolidated financial statements and related notes thereto and other information). Our discussion and analysis of financial condition and results of operations are based upon, among other things, our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to, among other things, make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent liabilities as of the date of our most recent balance sheet, and the reported amounts of revenues and expenses during the reporting periods. We review our estimates and assumptions on an ongoing basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from these estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations, although they may. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined below in “Critical Accounting Policies.” All references to results of operations in this discussion generally are to results from continuing operations, unless otherwise noted.

We decided during the second quarter of 2008 to discontinue our operations in Mexico and the U.S. Although we have essentially completed this process, we are currently working to obtain a refund of the remaining $407,000 of VAT tax prepaid in Mexico and expect to continue to record adjustments required in the financial statements, which affects certain amounts of our results of operations and the classifications on the balance sheet, statement of operations and statement of cash flows for prior periods, and as of prior dates, as well as our disclosure in this report, including management’s discussion and analysis. The amounts related to our discontinued operations are shown separate from our continuing operations in our consolidated financial statements.

This report contains “forward-looking statements,” including, without limitation, statements about the future impact to our business of an import tariff in Argentina and possible actions to be taken in response, customer relationships, marketing of our verykool® products, sales levels, cost reductions, operating efficiencies, profitability and adequacy of working capital, that are based on current management expectations and which involve certain risks and uncertainties. These risks and uncertainties, in whole or in part, could cause such expectations to fail to be achieved and have a material adverse effect on our business, financial condition and results of operations, and include, without limitation: (1) intense competition internationally, including competition from alternative business models, such as manufacturer-to-carrier sales, which may lead to reduced prices, lower sales, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages; (2) the ability of the Company’s new China R&D group to develop new verykool® handsets and successfully introduce them into new emerging markets; (3) extended general economic downturn in world markets; (4) inability to secure adequate supply of competitive products on a timely basis and on commercially reasonable terms; (5) foreign exchange rate fluctuations, devaluation of a foreign currency, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, including, without limitation, the imposition, creation, increase or modification of tariffs, taxes, duties, levies and other charges and other related risks of our international operations which could significantly increase selling prices of our products to our customers and end-users; (6) the ability to attract new sources of profitable business from expansion of products or services or risks associated with entry into new markets, including geographies, products and services; (7) an interruption or failure of our information systems or subversion of access or other system controls may result in a significant loss of business, assets, or competitive information; (8) significant changes in supplier terms and relationships or shortages in product supply; (9) loss of business from one or more significant customers; (10) customer and geographical accounts receivable concentration risk and other related risks; (11) rapid product improvement and technological change resulting in inventory obsolescence; (12) uncertain political and economic conditions internationally, including terrorist or military actions; (13) the loss of a key executive officer or other key employees and the integration of new employees; (14) changes in consumer demand for multimedia wireless handset products and features; (15) our failure to adequately adapt to industry changes and to manage potential growth and/or contractions; (16) seasonal buying patterns; (17) the resolution of any litigation for or against the Company; (18) the ability of the Company to have access to adequate capital to fund its operations; and (19) the ability of the Company to generate taxable income in future periods. Reference is also made to other factors detailed from time to time in our periodic reports filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this release and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this release.

We have instituted in the past, and continue to institute, changes to our strategies, operations and processes to address risks and uncertainties and to mitigate their impacts on our results of operations and financial condition. However, no assurances can be given that we will be successful in these efforts. For a further discussion of significant risk factors to consider, see “Risk Factors” below in this report and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010. In addition, other risks or uncertainties may be detailed from time to time in our future SEC filings.

Overview

We are a provider of wireless handsets and accessories to carriers, distributors and original equipment manufacturers (“OEMs”) in Latin America and Asia Pacific. We design, develop, source and sell our proprietary line of products under the verykool® brand, which includes entry-level, mid-tier and high-end products. We first introduced our verykool® brand in 2006.

Prior to March 2011 and for the past four years, there were essentially two ways through which we provided wireless handsets and accessories: (1) distribution of wireless handsets supplied by major manufacturers, primarily Samsung, and (2) provision of our own proprietary verykool® phones that we originally sourced from independent design houses and original design manufacturers (“ODMs”). Our annual revenue reached its peak in 2006 when we recorded approximately $241 million of net sales. In 2009, more than 95% of our net sales of approximately $231 million were derived from distribution sales of Samsung product to carriers in Argentina. In late 2009, however, a stiff import tariff on certain electronic devices, including wireless handsets, was enacted in Argentina. The tariff had a significant negative impact on our sales beginning in the first quarter of 2010, and ultimately resulted in a decrease of 69% of our sales volume in 2010 compared to 2009. Then, in February 2011, Argentina enacted a further import regulation effective March 6, 2011 which essentially resulted in the final conclusion of our distribution business. Going forward, we expect our business to be centered on our verykool® product line. Our goal is to replace the lost gross profit from distribution revenues with higher margin verykool® sales through expansion of our product portfolio and entry into new geographic markets in Asia Pacific, Latin America and Europe.

The verykool® brand is now our flagship product. In order to better control the roadmap for this product line, in April 2010 we established an in-house design center in Beijing, China where we are now designing a number of phones in our product portfolio. We continue to source many of our phones from independent design houses, but expect that eventually the majority of our phones will come from our own design center as our team expands and increases its capacity. We contract with electronic manufacturing services (“EMS”) providers to manufacture all of our verykool® products, and maintain personnel in China to oversee production and conduct quality control. We recently closed our warehouse and distribution center in Miami, Florida, and now use third party providers in both Hong Kong and Miami for warehousing and logistics services.

Industry and Market Trends and Risks

The wireless business is ultra competitive. The industry is characterized by rapid technological development driven by faster and more capable chipsets, innovative software features and applications and faster networks provided by wireless carriers. In this environment, it is extremely difficult to differentiate our products, and price pressure is constant.

Over the past several years, our business has been concentrated in countries in Latin America. In addition, during that time, the majority of our revenue was derived from distribution sales of Samsung product in Argentina, typically at very thin margins. As mentioned above, in late 2009, Argentina enacted a significant import tariff on certain electronic devices, including wireless handsets, that threatened our distribution business and largely eroded our sales during 2010. Our Samsung distribution business substantially concluded at the end of the first quarter of 2011 as the result of Argentina enacting a further import regulation effective March 2011.

In late 2010 we expanded sales of our verykool® products into the Asia Pacific market with initial sales to customers in both China and India. The economic profile of the consumer markets in both Latin America and Asia Pacific are similar in that they are extremely price sensitive. As a consequence, unlike the U.S. domestic market that is dominated by large providers, these markets are more open to smaller providers such as ourselves who are able to supply more competitively price handsets with similar features. We expect this situation to continue for the foreseeable future. The Latin America and Asia Pacific markets are also more attractive to us because the current level of cellular customer penetration is significantly lower in most countries in these regions in comparison to North America and Western Europe.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of net sales for the periods indicated (percentages may not add due to rounding):

	Three months ended March 31,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	91.4%	94.8%

Gross profit	8.6%	5.2%

Operating expenses:
Selling, general and administrative	15.1%	7.1%
Research and development	3.8%	0.1%

	18.9%	7.2%

Operating loss from continuing operations	-10.3%	-1.9%
Other income (expense), net:
Other income	0.3%	0.0%
Interest	0.1%	-0.1%

Loss from continuing operations before income taxes.	-9.9%	-2.0%
Benefit (provision) for income taxes	0.0%	0.0%

Loss from continuing operations	-9.9%	-2.0%
Income (loss) from discontinued operation, net of tax	0.5%	-0.0%

Net loss	-9.4%	-2.1%

Three months ended March 31, 2011 compared with three months ended March 31, 2010

Net Sales

For the three months ended March 31, 2011, our net sales from continuing operations amounted to $9.5 million, a decrease of $18.0 million, or 66%, from $27.5 million in the same period last year. The principal reason for the decline was the negative impact of the import tariff in Argentina, where our distribution sales fell $18.8 million, or 78%, from $24.2 million in the first quarter of the prior year to $5.4 million in the first quarter of 2011. We expect that our Samsung distribution business in Argentina has now ended. Other distribution revenue outside Argentina, primarily in Uruguay, declined $0.4 million, or 29%, from $1.4 million in the first quarter of the prior year to $1.0 million in the first quarter of 2011. We expect these revenues to also be substantially curtailed in the future as Samsung distributes to more customers directly.

Partially offsetting the decline in our distribution sales was the increase in sales of our proprietary verykool® handsets during the quarter. Net sales of verykool® products during the three months ended March 31, 2011 amounted to $3.0 million, an increase of $1.1 million, or 61%, from $1.9 million in the same period last year. We shipped 158% more verykool® handsets during the quarter than in the prior year, but the average selling price declined 38% due to product mix and the popularity of lower-priced phones in our Latin American markets. We also significantly expanded our product portfolio as we shipped twice as many models in the three months ended March 31, 2011 as we did in the same period last year.

Cost of Sales, Gross Profit and Gross Margin

For the three months ended March 31, 2011, our gross profit amounted to $812,000, a decrease of $629,000, or 44%, from $1.4 million in the same period last year, due primarily to the 65% decline in net sales. However, our gross profit margin for the three months ended March 31, 2011 was 8.6% of net sales, a substantial increase from 5.2% in the same period last year. The increased margin percentage reflects a higher mix of sales this year of our proprietary verykool® products compared to our distribution revenues, which typically generate lower gross profit margins. For the three months ended March 31, 2011, net sales of verykool® products represented 32% of our total sales, compared to only 7% in the same period last year.

Operating Expenses

For the three months ended March 31, 2011, total operating expenses amounted to $1.8 million, a decrease of 9% compared to $2.0 million in the same period last year. However, operating expenses as a percentage of net sales from continuing operations increased to 18.9% in the three months ended March 31, 2011, compared with 7.2% for the same period last year, as net sales declined disproportionally to expenses. SG&A expenses for the three months ended March 31, 2011 amounted to $1.4 million, a decrease of $520,000, or 27%, compared to $2.0 million in the prior year quarter as variable expenses and certain fixed operational costs were reduced. The closure of our Miami distribution center on March 31, 2011 is expected to result in additional reductions in future periods. The SG&A expense reductions were partially offset by an increase of $337,000 in research and development costs, principally from our new China development center.

Other Income (Expense)

For the three months ended March 31, 2011, other income (expense) included $11,000 of interest income earned on an income tax refund we received, compared to $23,000 of interest expense on our revolving credit line for the same period last year.

Provision for Income Taxes

Because of our operating losses, our tax provisions for the three months ended March 31, 2011 and 2010 were nominal and consisted only of state and local taxes.

Income (Loss) from Discontinued Operations (net of tax)

The discontinuance and closure of our operations in the U.S. and Mexico that began in the second quarter of 2008 is substantially complete. During the three months ended March 31, 2011, we reported net income from discontinued operations of $48,000 relating to the favorable resolution of an outstanding trade payable. During the three months ended March 31, 2010, we reported a small net loss of $6,000. We expect to continue to record adjustments and expenses through discontinued operations as necessary until all related assets and liabilities are liquidated and repatriated. This includes finalizing refunds of VAT taxes prepaid in Mexico, and the conversion of the refunded amounts from pesos to U.S. dollars.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash generated from operations, lines of credit (bank and vendor) and, from time to time, sale and exercise of securities to provide capital needed to support our business. However, we have incurred losses for the last three fiscal years and negative cash flow from operations in one of those years. In the three months ended March 31, 2011, we generated $1.3 million in cash flow from operations, comprised primarily of a decrease in accounts receivable and inventories of $3.6 million, offset partially by a $1.4 million reduction in payables and accruals and funding of the net loss of $0.9 million.

As described in Note 9 to our financial statements, we previously had a $45 million Loan, Security and Bulk Purchase Agreement and a Letter of Credit and Security Agreement (collectively, the “Agreement”) with Wells Fargo Trade Capital LLC (“Lender”). Section 6.2 of the Agreement provided that the Agreement could be terminated for convenience by either party with 60 days’ written notice. Although the Company was in compliance with all of its covenants under the Agreement, on July 22, 2010, it received a notice from the Lender of its election to terminate the Agreement on September 22, 2010, the end of the 60-day notice period. It is our belief that the principal reasons for the Lender’s actions are the decreased utilization of the facility by the Company, the high level of capital reserves required by the Lender to support the facility and the Company’s lack of profitability. We believe that our current cash resources and working capital are sufficient to fund our operations for the foreseeable future. In addition, we are considering other alternatives, including replacing the facility with another lender.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates affecting the application of those accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Interest Rate Risk

Historically we have been exposed to market risk from changes in interest rates on outstanding balances under our revolving line of credit. However, at March 31, 2011, we had no outstanding debt.

Market Risk

Almost all of our sales and expenses are transacted in markets outside the United States. However, all sales transactions and accounts receivable are denominated in U.S. dollars. As a result of our international sales, our future operating results could be adversely affected by a variety of factors, including changes in specific countries’ political, economic or regulatory conditions, and trade protection measures. Our market risk management includes an accounts receivable insurance policy for our sales. However, there can be no assurance that our insurance policy will substantially offset the impact of fluctuations in currency exchange rates, political, economic or regulatory conditions on our results of operations and financial position. We do not believe that foreign currency fluctuations had a material impact on our financial results during the three month period ended March 31, 2011. See “Consolidated Statements of Comprehensive Operations” in our financial statements included in this report.

Item 4.	Controls and Procedures

Disclosure Controls

An evaluation was performed pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the President and Chief Executive Officer and the Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our first quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company may become involved in various lawsuits, legal proceedings or claims that arise in the normal course of business. Management does not believe any legal proceedings or claims pending as of the filing date of this report will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company’s business.

Item 1A.	Risk Factors

In addition to the risk factors included below and other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which factors and information could materially affect our business, financial condition or operating results. The risk factors and uncertainties described in our last Annual Report on Form 10-K and this report are not the only risks and uncertainties facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or operating results. Except as set forth below, there have been no material changes to the risk factors included in our last Annual Report on Form 10-K.

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

Our three largest customers in the three months ended March 31, 2011, all Samsung distribution carrier customers, represented 33%, 11% and 9% of our net sales during that period. As discussed above, we expect that business has now substantially concluded. In addition, the markets we serve and are targeting for future business are subject to significant price competition and our customers are not contractually obligated to purchase products from us. For these and other reasons, such as competitive pricing and competitive pressures, customers may seek to obtain products or services from us at lower prices than we have been able to charge in the past, and they could terminate our relationship or reduce their purchases from us in favor of lower-priced alternatives. In addition, we have experienced losses of certain customer bases through industry consolidation, a trend that may increase in our markets, and in the ordinary course of business. The further loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity.

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

For the three months ended March 31, 2011, our net loss was $894,000, and we have now reported four consecutive loss years with an aggregate net loss of $17.1 million. As of March 31, 2011, our cash balance was $13.8 million, we had net working capital of $20.1 million and we had no outstanding debt. Given the continued economic slowdown and the uncertainty of most global markets, we cannot adequately evaluate the financial viability of our business or our long-term prospects with any certainty. While our business plan includes a number of objectives to achieve profitability, if we do not succeed in these objectives, our business might continue to experience losses and may not be sustainable in the future.

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

However, on April 5, 2011, we received a NASDAQ Staff Deficiency letter indicating that, for the previous thirty consecutive business days, the bid price for our common stock had again closed below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until October 3, 2011, to regain compliance. The letter states that the NASDAQ staff will provide written notification that we have achieved compliance with Rule 5550(a)(2) if at any time before October 3, 2011, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days.

We intend to monitor the bid price of our common stock and consider available options if it does not trade at a level likely to result in the Company regaining compliance with NASDAQ’s minimum bid price rule by October 3, 2011. If we do not regain compliance by then, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The NASDAQ Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. However, if it appears to the NASDAQ Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, NASDAQ would notify us that our securities would be subject to delisting. In the event of such a notification, we may appeal the Staff’s determination to delist our securities, but there can be no assurance the Staff would grant our request for continued listing.

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

InfoSonics Corporation

Date: May 16, 2011	By:	/S/ JOSEPH RAM
Joseph Ram
President and Chief Executive Officer

Date: May 16, 2011	By:	/S/ VERNON A. LOFORTI
Vernon A. LoForti
Vice President and Chief Financial Officer