Form 10-Q
period 2011-06-30
INFOSONICS CORP
filed 2011-08-12
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 12, 2011, the Registrant had 14,184,146 shares outstanding of its $0.001 par value common stock.

InfoSonics Corporation

FORM 10-Q

For quarterly period ended June 30, 2011

i

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$6,318	$22,353	$15,787	$49,894
Cost of sales	5,415	20,784	14,072	46,884

Gross profit	903	1,569	1,715	3,010

Operating expenses:
Selling, general and administrative	1,276	2,134	2,710	4,088
Research and development	394	227	751	247

	1,670	2,361	3,461	4,335

Operating loss from continuing operations	(767)	(792)	(1,746)	(1,325)

Other income (expense):
Other income	—	3	28	2
Interest, net	—	—	11	(23)

Loss from continuing operations before benefit (provision) for income taxes	(767)	(789)	(1,707)	(1,346)
Benefit (provision) for income taxes	—	399	(2)	395

Loss from continuing operations	(767)	(390)	(1,709)	(951)
Income (loss) from discontinued operations, net of tax (Note 11)	(55)	76	(7)	70

Net loss	$(822)	$(314)	$(1,716)	$(881)

Net loss per share (basic and diluted):
Continuing operations	$(0.06)	$(0.03)	$(0.12)	$(0.07)
Discontinued operations	0.00	0.01	0.00	0.01

Net loss	$(0.06)	$(0.02)	$(0.12)	$(0.06)

Basic and diluted weighted-average number of common shares outstanding	14,184	14,184	14,184	14,184

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	June 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$14,335	$12,484
Trade accounts receivable, net of allowance for doubtful accounts of $197 and $197, respectively	6,060	12,239
Other accounts receivable	93	608
Inventory, net	1,668	1,688
Prepaid assets	1,325	596
Assets of discontinued operations	112	767

Total current assets	23,593	28,382
Property and equipment, net	301	294
Other assets	56	68

Total assets	$23,950	$28,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,196	$4,196
Accrued expenses	3,065	3,226
Liabilities of discontinued operations	2	57

Total current liabilities	4,263	7,479

Commitments and Contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized (no shares issued and outstanding)	—	—
Common stock, $0.001 par value, 40,000 shares authorized; 14,184 shares issued and outstanding as of June 30, 2011 and December 31, 2010	14	14
Additional paid-in capital	31,942	31,856
Accumulated other comprehensive loss	(78)	(131)
Accumulated deficit	(12,191)	(10,474)

Total stockholders’ equity	19,687	21,265

Total liabilities and stockholders’ equity	$23,950	$28,744

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,716)	$(881)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	95	152
Loss on disposal of fixed assets	12	—
Provision for (recovery of) bad debts	—	(399)
Provision for (recovery of) obsolete inventory	(23)	—
Stock-based compensation expense	85	42
(Increase) decrease in:
Trade accounts receivable	6,179	24,116
Other accounts receivable	515	(361)
Inventory	43	1,094
Prepaids	(729)	(1)
Other assets	12	6
Increase (decrease) in:
Accounts payable	(3,000)	(964)
Accrued expenses	(161)	(2,384)

Cash provided by continuing operations	1,312	20,420
Cash provided by (used in) discontinued operations	601	(733)

Net cash provided by operating activities	1,913	19,687

Cash flows from investing activities:
Purchase of property and equipment	(120)	(141)
Sale of property and equipment	6	—

Net cash used in investing activities	(114)	(141)

Cash flows from financing activities:
Payments on revolving line of credit	—	(25,494)

Net cash used in financing activities	—	(25,494)

Effect of exchange rate changes on cash	52	(11)

Net increase (decrease) in cash and cash equivalents	1,851	(5,959)
Cash and cash equivalents, beginning of period	12,484	18,418

Cash and cash equivalents, end of period	$14,335	$12,459

Cash paid for interest	$—	$23
Cash paid for income taxes	—	—

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

In the opinion of management, these unaudited consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly present the Company’s results of operations, financial position and cash flows as of June 30, 2011 and for all periods presented. The results reported in these consolidated financial statements for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full fiscal year of 2011 or for any future period.

NOTE 2. Stock-Based Compensation

The Company has two equity incentive plans: the 2006 Equity Incentive Plan (“2006 Plan”) and the 2003 Stock Option Plan (“2003 Plan”). Each of the plans was approved by our stockholders. As of June 30, 2011, options to purchase 378,000 shares and 12,000 shares were outstanding under the 2006 Plan and the 2003 Plan, respectively, and a total of 970,000 shares are available for grant under the 2006 Plan. There are no options available for grant under the 2003 Plan. The Company is also a party to non-plan option agreements with several non-employee directors. The Company’s 1998 Stock Option Plan was terminated during the quarter ended June 30, 2011 as all remaining outstanding options expired.

The Company’s stock options vest on an annual or a monthly basis. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Such amount may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three and six months ended June 30, 2011, we recorded an expense of $12,000 and $25,000, respectively, related to options previously granted. During the three and six months ended June 30, 2010, we recorded an expense of $10,000 and $22,000, respectively, related to options previously granted. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference that results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

No stock option grants were made by the Company during the six months ended June 30, 2011. During 2010, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 0.49% based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0% as the Company has not, and does not intend to, declare dividends; and expected life of 3 to 7 years based upon the historical life of options. For grants in 2010, the expected volatility used ranged from 88% to 108% based on the Company’s historical stock price fluctuations for a period matching the expected life of the options. As of June 30, 2011, there was $101,000 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over the remaining weighted-average period of 1.97 years.

A summary of option activity under all of the above plans as of June 30, 2011 and changes during the six months then ended is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life
Outstanding at December 31, 2010	790	$0.96	3.07
Granted	—	$—	—
Exercised	—	$—	—
Expired/Forfeited	(400)	$0.85	—

Outstanding at June 30, 2011	390	$1.06	5.46

Vested and expected to vest	389	$1.06	5.45
Exercisable at June 30, 2011	170	$1.60	5.02

A summary of the status of the Company’s non-vested options at June 30, 2011 and changes during the six months then ended is presented below (shares in thousands):

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2010	247	$0.55
Granted	—	$—
Vested	(27)	$0.55
Expired/Forfeited	—	$—

Non-vested at June 30, 2011	220	$0.54

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

The Company evaluated the warrant on its Hong Kong subsidiary in accordance with ASC 718-50 and concluded that because the warrants were issued to the management company for allocation at their discretion, the proper treatment of the warrants was as specified in ASC 505-50 as equity-based payments to non-employees in exchange for services. The Company also concluded that the estimated fair value at June 30, 2011 of the warrant based on the cost valuation method was $365,000. The Company will continue to record the expense for this warrant based upon the current fair value of the warrant at each reporting period over the three year performance period. During the three and six months ended June 30, 2011, we recorded an expense of $30,000 and $60,000, respectively, related to this warrant. During each of the three and six months ended June 30, 2010, we recorded an expense of $20,000 related to the warrant.

The Company’s stock-based compensation is classified in the same expense line items as cash compensation. Information about stock-based compensation included in the unaudited results of operations for the three and six months ended June 30, 2011 and 2010 is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Officer compensation	$6	$4	$13	$8
Non-employee directors	2	—	3	—
Sales, general and administrative	4	6	8	14
Research and development	30	20	60	20

Total stock option/warrant expense, included in total operating expenses	$42	$30	$84	$42

NOTE 3. Loss Per Share

Basic earnings (loss) per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common share equivalents are excluded from the computation if their effect is anti-dilutive. The Company’s common share equivalents consist of stock options and warrants. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2010 remain open to examination or re-examination. As of June 30, 2011, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or results of operations. For the three months ended June 30, 2011, deferred income tax assets and the corresponding valuation allowance decreased by $119,000. For the six months ended June 30, 2011, deferred income tax assets and the corresponding valuation allowance increased by $733,000.

NOTE 5. Comprehensive Loss

Comprehensive loss for the Company includes net loss and foreign currency translation adjustments. Comprehensive loss was as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(822)	$(314)	$(1,716)	$(881)
Other comprehensive loss:
Foreign currency translation adjustments	48	(5)	53	(18)

Comprehensive loss	$(774)	$(319)	$(1,663)	$(899)

NOTE 6. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories. The Company records a reserve against inventories to account for obsolescence and possible price concessions required to liquidate inventories below cost. During the six months ended June 30, 2011, the Company reduced its inventory reserve by $23,000. As of June 30, 2011 and December 31, 2010, the inventory reserve was $77,000 and $100,000, respectively. From time to time, the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of June 30, 2011 and December 31, 2010, the prepaid inventory balances were $1,339,000 and $317,000, respectively, which are included in prepaid assets in the accompanying consolidated balance sheets. Inventory consists of the following (in thousands):

	June 30, 2011 (unaudited)	December 31, 2010 (audited)
Finished goods	$1,745	$1,788
Inventory reserve	(77)	(100)

Net inventory	$1,668	$1,688

NOTE 7. Property and Equipment

Property and equipment are primarily located in the United States and China, including test fixtures and computer equipment at the Company’s development subsidiary in China and certain tooling and product molds located at outsourced manufacturers in Asia. Fixed assets consisted of the following (in thousands):

	June 30, 2011 (unaudited)	December 31, 2010 (audited)
Machinery and equipment	$42	$466
Furniture and fixtures	197	92
Tooling and molds	764	674

Subtotal	1,003	1,232
Less accumulated depreciation	(702)	(938)

Total	$301	$294

Depreciation expense for the three and six months ended June 30, 2011 was $58,000 and $95,000, respectively, and for the three and six months ended June 30, 2010 was $81,000 and $152,000, respectively.

NOTE 8. Accrued Expenses

As of June 30, 2011 and December 31, 2010, accrued expenses consisted of the following (in thousands):

	June 30, 2011 (unaudited)	December 31, 2010 (audited)
Accrued product costs (including warranty)	$1,433	$1,159
Income taxes payable	98	96
Other accruals	1,534	1,971

Total	$3,065	$3,226

NOTE 9. Borrowings

On April 30, 2008, the company entered into a Loan, Security and Bulk Purchase Agreement and a Letter of Credit and Security Agreement (collectively, the “Agreement”) with Wells Fargo Trade Capital LLC (“Lender”), pursuant to which the Lender could advance up to $45 million to the Company based on the expected collections of eligible receivables as well as value of the Company’s eligible inventory determined in accordance with the Agreement. The credit facility was secured by all of the assets of the Company. The interest rate for each borrowing under the credit facility was, at the option of the Company, either the Wells Fargo Bank N.A. prime rate minus 0.50% or the LIBOR rate plus 2.00%. Although the Agreement contained a provision for automatic annual renewals, Section 6.2 of the Agreement provided that it could be terminated for convenience by either party with 60 days’ written notice. Despite the Company being in compliance with all of its covenants under the Agreement, on July 22, 2010, the Company received a notice from the Lender of its election to terminate the Agreement on September 22, 2010, the end of the 60-day notice period. It is the Company’s belief that the principal reasons for the Lender’s actions were the decreased utilization of the facility by the Company, the high level of capital reserves required by the Lender to support the facility and the Company’s lack of profitability. The Company believes that its current cash resources and working capital are sufficient to fund its operations for the foreseeable future. The line of credit was completely retired and there were no outstanding balances as of December 31, 2010.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net sales	$—	$40	$—	$64
Gross profit	—	39	53	63
Income (loss)	(55)	76	(7)	70
Identifiable assets	112	951	112	951
Capital expenditures	—	—	—	—
Depreciation and amortization	—	—	—	—

Liabilities of discontinued operations consist primarily of accounts payable. Assets of discontinued operations are as follows (in thousands):

	June 30, 2011 (unaudited)	December 31, 2010 (audited)
Cash	$—	$70
Accounts receivable	5	28
Refundable VAT tax	107	669

Total	$112	$767

As of June 30, 2011, the discontinuance of the domestic and Mexican businesses was essentially complete. However, the Company is continuing its efforts to obtain a refund of the VAT tax prepaid in Mexico and expects to continue to record adjustments and expenses through discontinued operations as necessary until they are completely wound down.

The Company re-evaluated its discontinued operations as of June 30, 2011 in accordance with applicable FASB guidance due to the Company’s remaining discontinued operations being outstanding for more than one year since the declaration to discontinue. As discussed above, the prepaid taxes are in the process of being recovered from a foreign government, with the ability to settle beyond the Company’s control. As this matter is beyond the Company’s control, classification as discontinued operations is still deemed appropriate.

NOTE 12. Geographic Information

The Company currently operates in one business segment. All fixed assets are principally located in Company or third-party facilities in the United States and Asia. The unaudited net sales by geographical area for the three and six months ended June 30, 2011 and 2010 were (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Central America	$2,624	$3,567	$5,119	$4,958
South America	2,433	18,681	9,053	44,727
Mexico	151	—	151	—
U.S.-based Latin American distributors	966	105	1,277	209
Asia Pacific	144	—	187	—

Total	$6,318	$22,353	$15,787	$49,894

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

We decided during the second quarter of 2008 to discontinue our operations in Mexico and the U.S. Although we have essentially completed this process, we are currently working to obtain a refund of the remaining $107,000 of VAT tax prepaid in Mexico and expect to continue to record adjustments required in the financial statements, which affects certain amounts of our results of operations and the classifications on the balance sheet, statement of operations and statement of cash flows for prior periods, and as of prior dates, as well as our disclosure in this report, including management’s discussion and analysis. The amounts related to our discontinued operations are shown separate from our continuing operations in our consolidated financial statements.

This report contains “forward-looking statements,” including, without limitation, statements about the future impact to our business of an import tariff in Argentina and possible actions to be taken in response, customer relationships, marketing of our verykool® products, sales levels, cost reductions, operating efficiencies, profitability and adequacy of working capital, that are based on current management expectations and which involve certain risks and uncertainties. These risks and uncertainties, in whole or in part, could cause such expectations to fail to be achieved and have a material adverse effect on our business, financial condition and results of operations, and include, without limitation: (1) intense competition internationally, including competition from alternative business models, such as manufacturer-to-carrier sales, which may lead to reduced prices, lower sales, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages; (2) the ability of our China-based R&D group to develop new verykool® handsets and successfully introduce them into new emerging markets; (3) extended general economic downturn in world markets; (4) inability to secure an adequate supply of competitive products on a timely basis and on commercially reasonable terms; (5) foreign exchange rate fluctuations, devaluation of a foreign currency, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, including, without limitation, the imposition, creation, increase or modification of tariffs, taxes, duties, levies and other charges and other related risks of our international operations which could significantly increase selling prices of our products to our customers and end-users; (6) the ability to attract new sources of profitable business from expansion of products or services or risks associated with entry into new markets, including geographies, products and services; (7) an interruption or failure of our information systems or subversion of access or other system controls may result in a significant loss of business, assets, or competitive information; (8) significant changes in supplier terms and relationships or shortages in product supply; (9) loss of business from one or more significant customers; (10) customer and geographical accounts receivable concentration risk and other related risks; (11) rapid product improvement and technological change resulting in inventory obsolescence; (12) uncertain political and economic conditions internationally, including terrorist or military actions; (13) the loss of a key executive officer or other key employees and the integration of new employees; (14) changes in consumer demand for multimedia wireless handset products and features; (15) our failure to adequately adapt to industry changes and to manage potential growth and/or contractions; (16) seasonal buying patterns; (17) our ability to have access to adequate capital to fund our operations; and (18) our ability to generate taxable income in future periods. Reference is also made to other factors detailed from time to time in our periodic reports filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this release and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this release.

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

Prior to March 2011 and for the past four years, there were essentially two ways through which we provided wireless handsets and accessories: (1) distribution of wireless handsets supplied by major manufacturers, primarily Samsung, and (2) provision of our own proprietary verykool® phones that we originally sourced from independent design houses and original design manufacturers (“ODMs”). Our annual revenue reached its peak in 2006 when we recorded approximately $241 million of net sales. In 2009, more than 95% of our net sales of approximately $231 million were derived from distribution sales of Samsung product to carriers in Argentina. In late 2009, however, a stiff import tariff on certain electronic devices, including wireless handsets, was enacted in Argentina. The tariff had a significant negative impact on our sales beginning in the first quarter of 2010, and ultimately resulted in a decrease of 69% of our sales volume in 2010 compared to 2009. Then, in February 2011, Argentina enacted a further import regulation effective March 6, 2011 which essentially resulted in the final conclusion of our distribution business. Going forward, although we may have small amounts of Samsung distribution revenue, we expect our business to be centered on our verykool® product line. Our goal is to replace the lost gross profit from distribution revenues with higher margin verykool® sales through expansion of our product portfolio and entry into new geographic markets in Asia Pacific, Latin America and Europe.

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

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of net sales for the periods indicated (percentages may not add due to rounding):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.7%	93.0%	89.1%	94.0%

Gross profit	14.3%	7.0%	10.9%	6.0%

Operating expenses:
Selling, general and administrative	20.2%	9.5%	17.2%	8.2%
Research and development	6.2%	1.0%	4.8%	0.5%

	26.4%	10.6%	21.9%	8.7%

Operating loss from continuing operations	(12.1%)	(3.5%)	(11.1%)	(2.7%)
Other income (expense):
Other income	0.0%	0.0%	0.2%	0.0%
Interest, net	0.0%	0.0%	0.1%	0.0%

Loss from continuing operations before income taxes	(12.1%)	(3.5%)	(10.8%)	(2.7%)
Benefit (provision) for income taxes	0.0%	1.8%	0.0%	0.8%

Loss from continuing operations	(12.1%)	(1.7%)	(10.8%)	(1.9%)
Income (loss) from discontinued operation, net of tax	(0.9%)	0.3%	0.0%	0.1%

Net loss	(13.0%)	(1.4%)	(10.9%)	(1.8%)

Three months ended June 30, 2011 compared with three months ended June 30, 2010

Net Sales

For the three months ended June 30, 2011, our net sales from continuing operations amounted to $6.3 million, a decrease of $16.0 million, or 72%, from $22.4 million in the same period last year. The principal reason for the decline was the negative impact of the import tariff in Argentina, where our distribution sales fell $14.5 million, or 95%, from $15.3 million in the second quarter of the prior year to $0.8 million in the second quarter of 2011. We expect that our Samsung distribution business in Argentina has now substantially ended. Other distribution revenue outside Argentina, primarily in Uruguay, declined $2.8 million, or 65%, from $4.4 million in the second quarter of the prior year to $1.6 million in the second quarter of 2011. We expect these revenues to also be substantially curtailed in the future as Samsung distributes to more customers directly.

Partially offsetting the decline in our distribution sales was the increase in sales of our proprietary verykool® handsets during the quarter. Net sales of verykool® products during the three months ended June 30, 2011 amounted to $4.0 million, an increase of $1.3 million, or 50%, from $2.7 million in the same period last year. We shipped 53% more verykool® handsets during the quarter than in the prior year, and the average selling price declined by 2% due to product mix. We also significantly expanded our product portfolio as we shipped 80% more models in the three months ended June 30, 2011 as we did in the same period last year.

Cost of Sales, Gross Profit and Gross Margin

For the three months ended June 30, 2011, our gross profit amounted to $903,000, a decrease of $666,000, or 42%, from $1.6 million in the same period last year, due primarily to the 72% decline in net sales. However, our gross profit margin for the three months ended June 30, 2011 was 14.3% of net sales, more than double the gross margin of 7.0% in the same period last year. The increased margin percentage reflects the higher mix of sales this year of our proprietary verykool® products compared to our distribution revenues, which typically generate lower gross profit margins. For the three months ended June 30, 2011, net sales of verykool® products represented 63% of our total sales, compared to only 12% in the same period last year.

Operating Expenses

For the three months ended June 30, 2011, total operating expenses amounted to $1.7 million, a decrease of 29% compared to $2.4 million in the same period last year. However, operating expenses as a percentage of net sales from continuing operations increased to 26.4% in the three months ended June 30, 2011, compared with 10.6% for the same period last year, as net sales declined disproportionally to expenses. Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2011 amounted to $1.3 million, a decrease of $858,000, or 40%, compared to $2.1 million in the prior year quarter. The decline in SG&A expenses reflects a reduction of expenses that are variable with sales, as well as a reduction in certain fixed operational costs, including the closure of our Miami distribution center on March 31, 2011. The SG&A expense reductions were partially offset by an increase of $167,000 in research and development costs, principally from our new China development center.

Benefit (Provision) for Income Taxes

Because of our operating losses and lack of carry back ability, our tax provision for the three months ended June 30, 2011 was nominal and consisted only of state and local taxes. For the three months ended June 30, 2010, we recorded a $400,000 benefit from federal income taxes as a result of a carry back of net operating losses in 2007 and 2008 to prior tax years in which we reported profitability. After a small provision for local taxes, our net tax benefit for the quarter was $399,000.

Income (Loss) from Discontinued Operations (net of tax)

The discontinuance and closure of our operations in the U.S. and Mexico that began in the second quarter of 2008 is substantially complete. During the three months ended June 30, 2011, we reported a net loss from discontinued operations of $55,000 including a foreign currency exchange rate loss on conversion of pesos to U.S. dollars, a bad debt writeoff and expenses relating to the recovery of prepaid Mexican VAT taxes. During the three months ended June 30, 2010, we reported net income from discontinued operations of $76,000 from the sale of obsolete inventory above our carrying value. We expect to continue to record adjustments and expenses through discontinued operations as necessary until all related assets and liabilities are liquidated and repatriated. This includes finalizing refunds of VAT taxes prepaid in Mexico, and the conversion of the refunded amounts from pesos to U.S. dollars.

Six months ended June 30, 2011 compared with six months ended June 30, 2010

Net Sales

For the six months ended June 30, 2011, our net sales from continuing operations amounted to $15.8 million, a decrease of $34.1 million, or 68%, from $49.9 million in the same period last year. The principal reason for the decline was the negative impact of the import tariff in Argentina, where our distribution sales fell $33.3 million, or 84%, from $39.5 million in the first half of the prior year to $6.2 million in the first half of 2011. Other distribution revenue outside Argentina, primarily in Uruguay, declined by $3.3 million, or 56%, from $5.9 million in the first half of the prior year to $2.6 million in the first half of 2011.

Partially offsetting the decline in our distribution sales was the increase in sales of our proprietary verykool® handsets. Net sales of verykool® products during the six months ended June 30, 2011 amounted to $7.0 million, an increase of $2.5 million, or 56%, from $4.5 million in the same period last year. We shipped 92% more verykool® handsets during the first half of 2011 than in the prior year, and the average selling price declined by 19% due a shift in product mix to lower priced phones that are popular in Latin America.

Cost of Sales, Gross Profit and Gross Margin

For the six months ended June 30, 2011, our gross profit amounted to $1.7 million, a decrease of $1.3 million, or 43%, from $3.0 million in the same period last year, due primarily to the 68% decline in net sales. However, our gross profit margin for the six months ended June 30, 2011 was 10.9% of net sales, an 82% increase from the gross margin of 6.0% in the same period last year. The increased margin percentage reflects the higher mix of sales this year of our proprietary verykool® products compared to our distribution revenues, which typically generate lower gross profit margins. For the six months ended June 30, 2011, net sales of verykool® products represented 45% of our total sales, compared to only 9% in the same period last year.

Operating Expenses

For the six months ended June 30, 2011, total operating expenses amounted to $3.5 million, a decrease of 20% compared to $4.3 million in the same period last year. However, operating expenses as a percentage of net sales from continuing operations increased to 21.9% in the six months ended June 30, 2011, compared with 8.7% for the same period last year, as net sales declined disproportionally to expenses. SG&A expenses for the six months ended June 30, 2011 amounted to $2.7 million, a decrease of $1.4 million, or 34%, compared to $4.1 million for the same period last year. The decline in SG&A expenses reflects a reduction of expenses that are variable with sales, as well as a reduction in certain fixed operational costs, including the closure of our Miami distribution center on March 31, 2011. The SG&A expense reductions were partially offset by an increase of $504,000 in research and development costs, principally from our new China development center.

Other Income (Expense)

For the six months ended June 30, 2011, other income (expense) included $11,000 of interest income earned on an income tax refund we received, compared to $23,000 of interest expense on our revolving credit line for the same period last year. In addition, we recorded $28,000 of other income for the six months ended June 30, 2011 relating principally to the gain on sale of fixed assets in connection with the closure of our Miami warehouse on March 31, 2011.

Benefit (Provision) for Income Taxes

Because of our operating losses and lack of carry back ability, our tax provision for the six months ended June 30, 2011 was nominal and consisted only of state and local taxes. For the six months ended June 30, 2010, we recorded a $400,000 benefit from federal income taxes as a result of a carry back of net operating losses in 2007 and 2008 to prior tax years in which we reported profitability. After a small provision for local taxes, our net tax benefit for the six months was $395,000.

Income (Loss) from Discontinued Operations (net of tax)

During the six months ended June 30, 2011, we reported a net loss from discontinued operations of $7,000 including a foreign currency exchange rate loss and bad debt writeoff, partially offset by the favorable resolution of an outstanding trade payable. During the six months ended June 30, 2010, we reported net income from discontinued operations of $70,000, primarily from the sale of obsolete inventory above our carrying value. We expect to continue to record adjustments and expenses through discontinued operations as necessary until all related assets and liabilities are liquidated and repatriated. This includes finalizing refunds of VAT taxes prepaid in Mexico, and the conversion of the refunded amounts from pesos to U.S. dollars.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash generated from operations, lines of credit (bank and vendor) and, from time to time, sale and exercise of securities to provide capital needed to support our business. However, we have incurred losses for the last three fiscal years and negative cash flow from operations in one of those years. In the six months ended June 30, 2011, we generated $1.9 million in cash flow from operations, comprised primarily of decreases in accounts receivable and assets of discontinued operations of $6.7 million and $0.6 million, respectively, offset partially by a $3.2 million reduction in payables and accruals, a $0.7 million increase in prepaids and funding of the net loss of $1.7 million.

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

Interest Rate Risk

Historically we have been exposed to market risk from changes in interest rates on outstanding balances under our revolving line of credit. However, at June 30, 2011, we had no outstanding debt.

Market Risk

Almost all of our sales and expenses are transacted in markets outside the United States. However, all sales transactions and accounts receivable are denominated in U.S. dollars. As a result of our international sales, our future operating results could be adversely affected by a variety of factors, including changes in specific countries’ political, economic or regulatory conditions, and trade protection measures. Our market risk management includes an accounts receivable insurance policy for our sales. However, there can be no assurance that our insurance policy will substantially offset the impact of fluctuations in currency exchange rates, political, economic or regulatory conditions on our results of operations and financial position. We do not believe that foreign currency fluctuations had a material impact on our financial results during the three and six month periods ended June 30, 2011. See “Consolidated Statements of Comprehensive Operations” in our financial statements included in this report.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our second quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Argentina, the country where we have historically sold a significant amount of OEM products and where we generated 87% of our net sales in 2009, passed a new tariff in November 2009 affecting certain imported electronics, including wireless handsets. As a consequence, much of that business was lost in 2010 and our sales in 2010 declined by 69% compared to 2009. Then, in February 2011, Argentina enacted a further import regulation effective March 6, 2011 which essentially resulted in the conclusion of our Samsung distribution business. We continue to work diligently to replace the lost distribution revenues with higher margin sales of our verykool® products through expansion of our product portfolio and entry into new geographic markets in Asia Pacific and Latin America. However, there can be no assurance that we will be successful in this effort or whether it can be accomplished in a timely manner or at all.

The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers will have a negative impact upon our financial results.

Our three largest customers in the three months ended June 30, 2011 represented 25%, 15% and 10% of our net sales during that period. Our largest customer was a Samsung distribution carrier customer. As discussed above, we expect that business has now substantially concluded. In addition, the markets we serve and are targeting for future business are subject to significant price competition and our customers are not contractually obligated to purchase products from us. For these and other reasons, such as competitive pricing and competitive pressures, customers may seek to obtain products or services from us at lower prices than we have been able to charge in the past, and they could terminate our relationship or reduce their purchases from us in favor of lower-priced alternatives. In addition, we have experienced losses of certain customer bases through industry consolidation, a trend that may increase in our markets, and in the ordinary course of business. The further loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity.

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

For the six months ended June 30, 2011, our net loss was $1.7 million, and we have now reported four consecutive loss years with an aggregate net loss of $17.1 million. As of June 30, 2011, our cash balance was $14.3 million, we had net working capital of $19.3 million and we had no outstanding debt. Given the continued economic slowdown and the uncertainty of most global markets, we cannot adequately evaluate the financial viability of our business or our long-term prospects with any certainty. While our business plan includes a number of objectives to achieve profitability, if we do not succeed in these objectives, our business might continue to experience losses and may not be sustainable in the future.

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

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfoSonics Corporation

Date: August 12, 2011	By:	/S/ JOSEPH RAM
Joseph Ram
President and Chief Executive Officer

Date: August 12, 2011	By:	/S/ VERNON A. LOFORTI
Vernon A. LoForti
Vice President and Chief Financial Officer