Form 10-Q
period 2011-09-30
INFOSONICS CORP
filed 2011-11-10
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 10, 2011, the Registrant had 14,184,146 shares outstanding of its $0.001 par value common stock.

InfoSonics Corporation

FORM 10-Q

For quarterly period ended September 30, 2011

i

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Operations

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$7,173	$8,171	$22,960	$58,065
Cost of sales	5,955	7,629	20,027	54,513

Gross profit	1,218	542	2,933	3,552

Operating expenses:
Selling, general and administrative	1,256	2,103	3,966	6,191
Research and development	384	406	1,135	653

	1,640	2,509	5,101	6,844

Operating loss from continuing operations	(422)	(1,967)	(2,168)	(3,292)

Other income (expense):
Other income	2	7	30	9
Interest, net	—	—	11	(23)

Loss from continuing operations before benefit (provision) for income taxes	(420)	(1,960)	(2,127)	(3,306)
Benefit (provision) for income taxes	—	20	(2)	415

Loss from continuing operations	(420)	(1,940)	(2,129)	(2,891)
Income (loss) from discontinued operations, net of tax (Note 11)	7	(22)	—	48

Net loss	$(413)	$(1,962)	$(2,129)	$(2,843)

Net loss per share (basic and diluted):
Continuing operations	$(0.03)	$(0.14)	$(0.15)	$(0.20)
Discontinued operations	0.00	0.00	0.00	0.00

Net loss	$(0.03)	$(0.14)	$(0.15)	$(0.20)

Basic and diluted weighted-average number of common shares outstanding	14,184	14,184	14,184	14,184

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$13,452	$12,484
Trade accounts receivable, net of allowance for doubtful accounts of $97 and $197, respectively	5,152	12,239
Other accounts receivable	88	608
Inventory, net	3,125	1,688
Prepaid assets	1,792	596
Assets of discontinued operations	—	767

Total current assets	23,609	28,382
Property and equipment, net	305	294
Other assets	58	68

Total assets	$23,972	$28,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,400	$4,196
Accrued expenses	3,294	3,226
Liabilities of discontinued operations	—	57

Total current liabilities	4,694	7,479

Commitments and Contingencies (Note 13)

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized (no shares issued and outstanding)	—	—
Common stock, $0.001 par value, 40,000 shares authorized; 14,184 shares issued and outstanding as of September 30, 2011 and December 31, 2010	14	14
Additional paid-in capital	31,992	31,856
Accumulated other comprehensive loss	(124)	(131)
Accumulated deficit	(12,604)	(10,474)

Total stockholders’ equity	19,278	21,265

Total liabilities and stockholders’ equity	$23,972	$28,744

Accompanying notes are an integral part of these financial statements.

InfoSonics Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,129)	$(2,843)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	138	242
Loss on disposal of fixed assets	12	65
Recovery of bad debts	(100)	(396)
Provision for obsolete inventory	124	306
Stock-based compensation expense	135	86
(Increase) decrease in:
Trade accounts receivable	7,187	37,374
Other accounts receivable	520	(106)
Inventory	(1,561)	610
Prepaids	(1,196)	(172)
Other assets	10	11
Increase (decrease) in:
Accounts payable	(2,796)	(7,239)
Accrued expenses	68	(2,741)

Cash provided by continuing operations	412	25,197
Cash provided by (used in) discontinued operations	710	(714)

Net cash provided by operating activities	1,122	24,483

Cash flows from investing activities:
Purchase of property and equipment	(167)	(235)
Sale of property and equipment	6	—

Net cash used in investing activities	(161)	(235)

Cash flows from financing activities:
Payments on revolving line of credit	—	(25,494)

Net cash used in financing activities	—	(25,494)

Effect of exchange rate changes on cash	7	(6)

Net increase (decrease) in cash and cash equivalents	968	(1,252)
Cash and cash equivalents, beginning of period	12,484	18,418

Cash and cash equivalents, end of period	$13,452	$17,166

Cash paid for interest	$—	$23
Cash paid for income taxes	—	—

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

In the opinion of management, these unaudited consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly present the Company’s results of operations, financial position and cash flows as of September 30, 2011 and for all periods presented. The results reported in these consolidated financial statements for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full fiscal year of 2011 or for any future period.

NOTE 2. Stock-Based Compensation

The Company has two equity incentive plans: the 2006 Equity Incentive Plan (“2006 Plan”) and the 2003 Stock Option Plan (“2003 Plan”). Each of the plans was approved by our stockholders. As of September 30, 2011, options to purchase 621,000 shares and 12,000 shares were outstanding under the 2006 Plan and the 2003 Plan, respectively, and a total of 720,000 shares are available for grant under the 2006 Plan. There are no options available for grant under the 2003 Plan. The Company is also a party to non-plan option agreements with several non-employee directors. The Company’s 1998 Stock Option Plan was terminated during the quarter ended June 30, 2011 as all remaining outstanding options had expired.

The Company’s stock options vest on an annual or a monthly basis. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Such amount may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three and nine months ended September 30, 2011, we recorded an expense of $19,000 and $45,000, respectively, related to options previously granted. During the three and nine months ended September 30, 2010, we recorded an expense of $14,000 and $35,000, respectively, related to options previously granted. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference that results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

During the three and nine months ended September 30, 2011, the Company granted stock options on an aggregate of 250,000 shares. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 0.63% based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0% as the Company has not, and does not intend to, declare dividends; and an expected life of 4 years based upon the historical life of options. The expected volatility used in the calculation was 109% based on the Company’s historical stock price fluctuations for a period matching the expected life of the options. As of September 30, 2011, there was $199,000 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over the remaining weighted-average period of 1.83 years.

A summary of option activity under all of the above plans as of September 30, 2011 and changes during the nine months then ended is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life
Outstanding at December 31, 2010	790	$0.96	3.07
Granted	250	$0.65	6.89
Exercised	—	$—	—
Forfeited	(7)	$1.04	—
Expired	(400)	$0.85	—

Outstanding at September 30, 2011	633	$0.90	5.86

Vested and expected to vest	633	$0.90	5.86
Exercisable at September 30, 2011	227	$1.36	5.04

A summary of the status of the Company’s non-vested options at September 30, 2011 and changes during the nine months then ended is presented below (shares in thousands):

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2010	247	$0.55
Granted	250	$0.47
Vested	(89)	$0.55
Expired/Forfeited	(2)	$0.76

Non-vested at September 30, 2011	406	$0.50

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

The Company evaluated the warrant on its Hong Kong subsidiary in accordance with ASC 718-50 and concluded that because the warrants were issued to the management company for allocation at their discretion, the proper treatment of the warrants was as specified in ASC 505-50 as equity-based payments to non-employees in exchange for services. The Company also concluded that the estimated fair value at September 30, 2011 of the warrant based on the cost valuation method was $365,000. The Company will continue to record the expense for this warrant based upon the current fair value of the warrant at each reporting period over the three year performance period. During the three and nine months ended September 30, 2011, we recorded an expense of $30,000 and $90,000, respectively, related to this warrant. During the three and nine months ended September 30, 2010, we recorded an expense of $30,000 and $51,000, respectively, related to the warrant.

The Company’s stock-based compensation is classified in the same expense line items as cash compensation. Information about stock-based compensation included in the unaudited results of operations for the three and nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Officer compensation	$11	$7	$25	$15
Non-employee directors	3	—	6	—
Sales, general and administrative	5	7	14	20
Research and development	30	30	90	51

Total stock option/warrant expense, included in total operating expenses	$49	$44	$135	$86

NOTE 3. Loss Per Share

Basic net loss per share is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common share equivalents are excluded from the computation if their effect is anti-dilutive. The Company’s common share equivalents consist of stock options. For all periods presented, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position.

Common shares from potential exercise of certain stock options would be excluded from the computation of diluted earnings per share because their exercise prices are greater than the Company’s weighted-average stock price for the period. For the three and nine months ended September 30, 2011, the number of shares that would have been excluded was 106,000 and 506,000, respectively, and for the three and nine months ended September 30, 2010 was 784,000 and 736,000, respectively. In addition, because their effect would have been anti-dilutive given the Company’s net loss position, common shares from exercise of in-the-money options for the three and nine months ended September 30, 2011 of 527,000 and 127,000, respectively, and for the three and nine months ended September 30, 2010 of 24,000 and 72,000, respectively, have also been excluded from the computation of net loss per share.

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2010 remain open to examination or re-examination. As of September 30, 2011, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or results of operations. For the three months ended September 30, 2011, deferred income tax assets and the corresponding valuation allowance decreased by $508,000. For the nine months ended September 30, 2011, deferred income tax assets and the corresponding valuation allowance increased by $225,000.

NOTE 5. Comprehensive Loss

Comprehensive loss for the Company includes net loss and foreign currency translation adjustments. Comprehensive loss was as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(413)	$(1,962)	$(2,129)	$(2,843)
Other comprehensive loss:
Foreign currency translation adjustments	(46)	5	7	(6)

Comprehensive loss	$(459)	$(1,957)	$(2,122)	$(2,849)

NOTE 6. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories. The Company records a reserve against inventories to account for obsolescence and possible price concessions required to liquidate inventories below cost. During the nine months ended September 30, 2011, the Company increased its inventory reserve by $124,000. As of September 30, 2011 and December 31, 2010, the inventory reserve was $224,000 and $100,000, respectively. From time to time, the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of September 30, 2011 and December 31, 2010, the prepaid inventory balances were $1,478,000 and $317,000, respectively, which are included in prepaid assets in the accompanying consolidated balance sheets. Inventory consists of the following (in thousands):

	September 30, 2011 (unaudited)	December 31, 2010 (audited)
Finished goods	$3,349	$1,788
Inventory reserve	(224)	(100)

Net inventory	$3,125	$1,688

NOTE 7. Property and Equipment

Property and equipment are primarily located in the United States and China, including test fixtures and computer equipment at the Company’s development subsidiary in China and certain tooling and product molds located at outsourced manufacturers in Asia. Fixed assets consisted of the following (in thousands):

	September 30, 2011 (unaudited)	December 31, 2010 (audited)
Machinery and equipment	$288	$466
Furniture and fixtures	42	92
Tooling and molds	807	674

Subtotal	1,137	1,232
Less accumulated depreciation	(832)	(938)

Total	$305	$294

Depreciation expense for the three and nine months ended September 30, 2011 was $43,000 and $138,000, respectively, and for the three and nine months ended September 30, 2010 was $90,000 and $242,000, respectively.

NOTE 8. Accrued Expenses

As of September 30, 2011 and December 31, 2010, accrued expenses consisted of the following (in thousands):

	September 30, 2011 (unaudited)	December 31, 2010 (audited)
Accrued product costs (including warranty)	$1,345	$1,159
Income taxes payable	96	96
Other accruals	1,853	1,971

Total	$3,294	$3,226

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales	$—	$1	$—	$64
Gross profit	—	1	53	64
Income (loss)	7	(22)	—	48
Identifiable assets	—	925	—	925
Capital expenditures	—	—	—	—
Depreciation and amortization	—	—	—	—

Liabilities of discontinued operations consisted primarily of accounts payable. Assets of discontinued operations were as follows (in thousands):

	September 30, 2011 (unaudited)	December 31, 2010 (audited)
Cash	$—	$70
Accounts receivable	—	28
Refundable VAT tax	—	669

Total	$—	$767

As of September 30, 2011, the discontinuance of the domestic and Mexican businesses was complete.

NOTE 12. Geographic Information

The Company currently operates in one business segment. All fixed assets are principally located in Company or third-party facilities in the United States and Asia. The unaudited net sales by geographical area for the three and nine months ended September 30, 2011 and 2010 were (in thousands):

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2011	2010	2011	2010
Central America	$3,536	$2,242	$8,654	$7,409
South America	1,237	5,929	10,290	50,656
Mexico	—	—	151	—
U.S.-based Latin American distributors	2,104	—	3,381	—
Asia Pacific	296	—	484	—

Total	$7,173	$8,171	$22,960	$58,065

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

Forward-Looking Statements, Safe Harbor Statement and Other General Information

This discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and condensed notes thereto and other information included in this report and our Annual Report on Form 10-K for the year ended December 31, 2010 (including our 2010 audited consolidated financial statements and related notes thereto and other information). Our discussion and analysis of financial condition and results of operations are based upon, among other things, our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to, among other things, make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent liabilities as of the date of our most recent balance sheet, and the reported amounts of revenues and expenses during the reporting periods. We review our estimates and assumptions on an ongoing basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from these estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations, although they may. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined or referenced below in “Critical Accounting Policies.” All references to results of operations in this discussion generally are to results from continuing operations, unless otherwise noted.

We decided during the second quarter of 2008 to discontinue our operations in Mexico and the U.S. The amounts related to our discontinued operations are shown separate from our continuing operations in our consolidated financial statements. The discontinuation process was completed during the quarter ended September 30, 2011.

This report contains “forward-looking statements,” including, without limitation, statements about the future impact to our business of an import tariff in Argentina and possible actions to be taken in response, customer relationships, marketing of our verykool® products, sales levels, cost reductions, operating efficiencies, profitability and adequacy of working capital, that are based on current management expectations and which involve certain risks and uncertainties. These risks and uncertainties, in whole or in part, could cause such expectations to fail to be achieved and have a material adverse effect on our business, financial condition and results of operations, and include, without limitation: (1) intense competition internationally, including competition from alternative business models, such as manufacturer-to-carrier sales, which may lead to reduced prices, lower sales, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages; (2) the ability of our China-based R&D group to develop new verykool® handsets and successfully introduce them into current and new emerging markets; (3) extended economic recession and volatility in world markets; (4) inability to secure an adequate supply of competitive products on a timely basis and on commercially reasonable terms; (5) foreign exchange rate fluctuations, devaluation of a foreign currency, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, including, without limitation, the imposition, creation, increase or modification of tariffs, taxes, duties, levies and other charges and other related risks of our international operations which could significantly increase selling prices of our products to our customers and end-users; (6) the ability to attract new sources of profitable business from expansion of products or services or risks associated with entry into new markets, including geographies, products and services; (7) an interruption or failure of our information systems or subversion of access or other system controls may result in a significant loss of business, assets, or competitive information; (8) significant changes in supplier terms and relationships or shortages in product supply; (9) loss of business from one or more significant customers; (10) customer and geographical accounts receivable concentration risk and other related risks; (11) rapid product improvement and technological change resulting in inventory obsolescence; (12) uncertain political and economic conditions internationally, including terrorist or military actions; (13) the loss of a key executive officer or other key employees and the integration of new employees; (14) changes in consumer demand for multimedia wireless handset products and features; (15) our failure to adequately adapt to industry changes and to manage potential growth and/or contractions; (16) seasonal buying patterns; (17) our ability to have access to adequate capital to fund our operations; and (18) our ability to generate taxable income in future periods. Reference is also made to other factors detailed from time to time in our periodic reports filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this release and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this release.

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

The verykool® brand is now our flagship product. In order to better control the roadmap for this product line, in April 2010 we established an in-house design center in Beijing, China where we are now designing a number of phones in our product portfolio. We continue to source many of our phones from independent design houses, but expect that eventually the majority of our phones will come from our own design center as our team expands and increases its capacity. We contract with electronic manufacturing services (“EMS”) providers to manufacture all of our verykool® products, and maintain personnel in China to oversee production and conduct quality control. Effective March 31, 2011, we closed our warehouse and distribution center in Miami, Florida, and now use third party providers in both Hong Kong and Miami for warehousing and logistics services.

Industry and Market Trends and Risks

The wireless business is ultra competitive. The industry is characterized by rapid technological development driven by faster and more capable chipsets, innovative software features and applications and faster networks provided by wireless carriers. In this environment, it is extremely difficult to differentiate our products, and price pressure is constant.

Over the past several years, our business has been concentrated in countries in Latin America. In addition, during that time, the majority of our revenue was derived from distribution sales of Samsung product in Argentina, typically at very thin margins. As mentioned above, in late 2009, Argentina enacted a significant import tariff on certain electronic devices, including wireless handsets, that threatened our distribution business and largely eroded our sales during 2010. Although we expect to have a relatively low level of Samsung distribution revenues through December 31, 2011, the majority of our Samsung distribution business substantially concluded at the end of the first quarter of 2011 as the result of Argentina enacting a further import regulation effective March 2011.

In late 2010 we expanded sales of our verykool® products into the Asia Pacific market with initial sales to customers in both China and India. The economic profile of the consumer markets in both Latin America and Asia Pacific are similar in that they are extremely price sensitive. As a consequence, unlike the U.S. domestic market that is dominated by large providers, these markets are more open to smaller providers such as ourselves who are able to supply more competitively price handsets with similar features. We expect this situation to continue for the foreseeable future. The Latin America and Asia Pacific markets are also more attractive to us because the current level of wireless customer penetration is significantly lower in most countries in these regions in comparison to North America and Western Europe.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of net sales for the periods indicated (percentages may not add due to rounding):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.0%	93.4%	87.2%	93.9%

Gross profit	17.0%	6.6%	12.8%	6.1%

Operating expenses:
Selling, general and administrative	17.5%	25.7%	17.3%	10.7%
Research and development	5.4%	5.0%	4.9%	1.1%

	22.9%	30.7%	22.2%	11.8%

Operating loss from continuing operations	(5.9%)	(24.1%)	(9.4%)	(5.7%)
Other income (expense):
Other income	0.0%	0.1%	0.1%	0.0%
Interest, net	0.0%	0.0%	0.0%	0.0%

Loss from continuing operations before income taxes	(5.9%)	(24.0%)	(9.3%)	(5.7%)
Benefit (provision) for income taxes	0.0%	0.3%	0.0%	0.7%

Loss from continuing operations	(5.9%)	(23.7%)	(9.3%)	(5.0%)
Income (loss) from discontinued operation, net of tax	0.1%	(0.3%)	0.0%	0.1%

Net loss	(5.8%)	(24.0%)	(9.3%)	(4.9%)

Three months ended September 30, 2011 compared with three months ended September 30, 2010

Net Sales

For the three months ended September 30, 2011, our net sales from continuing operations amounted to $7.2 million, a decrease of $1.0 million, or 12%, from $8.2 million in the same period last year. The principal reason for the decline was the negative impact of the import tariff in Argentina, where our distribution sales fell $5.5 million, or 94%, from $5.9 million in the third quarter of the prior year to $0.4 million in the third quarter of 2011. Other distribution revenue outside Argentina, primarily in Uruguay, rose by $0.8 million in the third quarter of 2011 compared to an absence of sales in the third quarter of the prior year.

Partially offsetting the decline in our distribution sales was the increase in sales of our proprietary verykool® handsets during the quarter. Net sales of verykool® products during the three months ended September 30, 2011 amounted to $6.0 million, an increase of $3.7 million, or 163%, from $2.3 million in the same period last year. We shipped 142% more verykool® handsets during the quarter than in the prior year, and the average selling price rose by 7% due to product mix.

Cost of Sales, Gross Profit and Gross Margin

For the three months ended September 30, 2011, our gross profit amounted to $1.2 million, an increase of $676,000, or 125%, from $542,000 in the same period last year, despite the 12% decline in net sales. Our gross profit margin for the three months ended September 30, 2011 was 17.0% of net sales, a significant improvement over the gross margin of 6.6% in the same period last year. The increased margin percentage reflects the higher mix of sales this year of our proprietary verykool® products compared to our distribution revenues, which typically generate lower gross profit margins. For the three months ended September 30, 2011, net sales of verykool® products represented 83% of our total sales, compared to only 28% in the same period last year.

Operating Expenses

For the three months ended September 30, 2011, total operating expenses amounted to $1.6 million, a decrease of 35% compared to $2.5 million in the same period last year. Operating expenses as a percentage of net sales from continuing operations decreased to 22.9% in the three months ended September 30, 2011, compared with 30.7% for the same period last year, as expenses decreased at a faster rate than the decline of net sales. Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2011 amounted to $1.3 million, a decrease of $847,000, or 40%, compared to $2.1 million in the prior year quarter. The decline in SG&A expenses reflects a reduction of expenses that are variable with sales, a $100,000 reversal in bad debt reserves and a reduction in certain fixed operational costs, including the closure of our Miami distribution center on March 31, 2011. Research and development costs for the three months ended September 30, 2011 of $384,000 were relatively stable compared to the same period last year of $406,000.

Benefit (Provision) for Income Taxes

Because of our operating losses and lack of carry back ability, our tax provision for the three months ended September 30, 2011 was $0. For the three months ended September 30, 2010, we recorded a $20,000 tax benefit primarily resulting from an increase to our federal income tax carry-back of net operating losses in 2007 and 2008 to prior tax years in which we reported profitability.

Income (Loss) from Discontinued Operations (net of tax)

The discontinuance and closure of our operations in the U.S. and Mexico that began in the second quarter of 2008 was completed during the three months ended September 30, 2011. We reported income of $7,000 in the current year quarter and a loss of $22,000 in the same period last year. All assets and liabilities of the discontinued operations have now been liquidated.

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010

Net Sales

For the nine months ended September 30, 2011, our net sales from continuing operations amounted to $23.0 million, a decrease of $35.1 million, or 61%, from $58.1 million in the same period last year. The principal reason for the decline was the negative impact of the import tariff in Argentina, where our distribution sales fell $38.8 million, or 86%, from $45.3 million in the nine months ended September 30, 2010 to $6.5 million in the same period of 2011. Other distribution revenue outside Argentina, primarily in Uruguay, declined by $2.5 million, or 43%, from $5.9 million in the nine months ended September 30, 2010 to $3.4 million in the same period of 2011.

Partially offsetting the decline in our distribution sales was the increase in sales of our proprietary verykool® handsets. Net sales of verykool® products during the nine months ended September 30, 2011 amounted to $13.0 million, an increase of $6.2 million, or 92%, from $6.8 million in the same period last year. We shipped 89% more verykool® handsets during the nine months ended September 30, 2011 than in the same period of the prior year, and the average selling price was unchanged.

Cost of Sales, Gross Profit and Gross Margin

For the nine months ended September 30, 2011, our gross profit amounted to $2.9 million, a decrease of $619,000, or 17%, from $3.6 million in the same period last year, a disproportionately lower decrease compared to the 61% decline in net sales. Our gross profit margin for the nine months ended September 30, 2011 was 12.8% of net sales, more than double the gross margin of 6.1% in the same period last year. The increased margin percentage reflects the higher mix of sales this year of our proprietary verykool® products compared to our distribution revenues, which typically generate lower gross profit margins. For the nine months ended September 30, 2011, net sales of verykool® products represented 57% of our total sales, compared to only 12% in the same period last year.

Operating Expenses

For the nine months ended September 30, 2011, total operating expenses amounted to $5.1 million, a decrease of 26% compared to $6.8 million in the same period last year. However, operating expenses as a percentage of net sales from continuing operations increased to 22.2% in the nine months ended September 30, 2011, compared with 11.8% for the same period last year, as net sales declined disproportionally more than expenses due to fixed operational costs. SG&A expenses for the nine months ended September 30, 2011 amounted to $4.0 million, a decrease of $2.2 million, or 36%, compared to $6.2 million for the same period last year. The decline in SG&A expenses reflects a reduction of expenses that are variable with sales, as well as a reduction in certain fixed operational costs, including the closure of our Miami distribution center on March 31, 2011. The SG&A expense reductions were partially offset by an increase of $482,000 in research and development costs, principally from our China development center that was opened in the second quarter of 2010.

Other Income (Expense)

For the nine months ended September 30, 2011, other income (expense) included $11,000 of interest income earned on an income tax refund we received, compared to $23,000 of interest expense on our revolving credit line for the same period last year. In addition, we recorded $30,000 of other income for the nine months ended September 30, 2011 relating principally to the gain on sale of fixed assets in connection with the closure of our Miami warehouse on March 31, 2011.

Benefit (Provision) for Income Taxes

Because of our operating losses and lack of carry back ability, our tax provision for the nine months ended September 30, 2011 was nominal and consisted only of state and local taxes. For the nine months ended September 30, 2010, we recorded $415,000 of tax benefit, primarily federal income taxes as a result of a carry back of net operating losses in 2007 and 2008 to prior tax years in which we reported profitability.

Income (Loss) from Discontinued Operations (net of tax)

Small amounts of income and expense items related to discontinued operations offset each other during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, we reported net income from discontinued operations of $48,000, primarily from the sale of obsolete inventory above our carrying value.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash generated from operations, lines of credit (bank and vendor) and, from time to time, sale and exercise of securities to provide capital needed to support our business. However, we have incurred losses for the last three fiscal years and negative cash flow from operations in one of those years. In the nine months ended September 30, 2011, we generated $1.1 million in cash flow from operations, comprised primarily of decreases in accounts receivable and assets of discontinued operations of $7.7 million and $0.7 million, respectively, offset partially by a $2.7 million reduction in payables and accruals, a $2.8 million increase in inventories and prepaids and funding of the net loss, after adjustment for non-cash items, of $1.8 million.

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

Interest Rate Risk

Historically we have been exposed to market risk from changes in interest rates on outstanding balances under our revolving line of credit. However, at September 30, 2011, we had no outstanding debt.

Market Risk

A significant portion of our sales are transacted in markets outside the United States. However, all sales transactions and accounts receivable are denominated in U.S. dollars. Substantially all of our cost of goods sold are denominated in U.S. dollars. The majority of our expenses are denominated in U.S. dollars, but certain expenses, primarily development expenses in China, are denominated in foreign currencies. As a result of our international activities, our future operating results could be adversely affected by a variety of factors, including changes in specific countries’ political, economic or regulatory conditions, and trade protection measures. Our market risk management includes an accounts receivable insurance policy for certain receivables. However, there can be no assurance that our insurance policy will substantially offset the impact of fluctuations in political, economic or regulatory conditions on our results of operations and financial position. Although we have not entered into any hedging arrangements to this date, we do not believe that foreign currency fluctuations had a material impact on our financial results during the three and nine month periods ended September 30, 2011. See “Consolidated Statements of Operations” included in this report.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our third quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may become involved in various lawsuits, legal proceedings or claims that arise in the normal course of business. Management does not believe any legal proceedings or claims pending as of the filing date of this report will have, individually or in the aggregate, a material adverse effect on its business, liquidity, financial position or results of operations. Litigation, however, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

Our three largest customers in the three months ended September 30, 2011 represented 29%, 15% and 12% of our net sales during that period. The markets we serve and are targeting for future business are subject to significant price competition and our customers are not contractually obligated to purchase products from us. For these and other reasons, such as competitive pricing and competitive pressures, customers may seek to obtain products or services from us at lower prices than we have been able to charge in the past, and they could terminate our relationship or reduce their purchases from us in favor of lower-priced alternatives. In addition, we have experienced losses of certain customer bases through industry consolidation, a trend that may increase in our markets, and in the ordinary course of business. The further loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity.

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

For the nine months ended September 30, 2011, our net loss was $2.1 million, and we have now reported four consecutive loss years with an aggregate net loss of $17.1 million. As of September 30, 2011, our cash balance was $13.5 million, we had net working capital of $18.9 million and we had no outstanding debt. Given the continued economic slowdown and the uncertainty of most global markets, we cannot adequately evaluate the financial viability of our business or our long-term prospects with any certainty. While our business plan includes a number of objectives to achieve profitability, if we do not succeed in these objectives, our business might continue to experience losses and may not be sustainable in the future.

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

However, on April 5, 2011, we received a NASDAQ Staff Deficiency letter indicating that, for the previous thirty consecutive business days, the bid price for our common stock had again closed below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until October 3, 2011, to regain compliance. The letter stated that the NASDAQ staff would provide written notification that we had achieved compliance with Rule 5550(a)(2) if at any time before October 3, 2011, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days.

Although the bid price of our common stock did not rise to the $1.00 per share level for the specified number of days by October 3, 2011, we maintained our compliance with the appropriate listing requirements of The NASDAQ Capital Market, with the exception of the bid price requirement. Therefore, on October 4, 2011, we received notification from The NASDAQ Stock Market that we were granted an additional 180 calendar day period, or until April 2, 2012, to regain compliance.

We intend to monitor the bid price of our common stock and consider available options if it does not trade at a level likely to result in the Company regaining compliance with NASDAQ’s minimum bid price rule by April 2, 2012. If we do not regain compliance by then, we would receive notice from the NASDAQ Staff that our common stock would be delisted. We may then appeal the Staff’s determination to delist our securities and would be required to provide a plan to regain compliance, which plan would normally include a near-term reverse stock split. However, there can be no assurance the Staff would grant our request for continued listing.

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

InfoSonics Corporation

Date: November 10, 2011	By:	/S/ JOSEPH RAM
Joseph Ram
President and Chief Executive Officer

Date: November 10, 2011	By:	/S/ VERNON A. LOFORTI
Vernon A. LoForti
Vice President and Chief Financial Officer