Form 10-K
period 2011-12-31
INFOSONICS CORP
filed 2012-03-16
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $7,480,610. This calculation is based upon the closing price of $0.75 of the stock on June 30, 2011. Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of March 14, 2012, there were 14,184,146 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Company’s 2012 Annual Meeting of Stockholders expected to be held on June 11, 2012.

InfoSonics Corporation

Form 10-K for the Year Ended December 31, 2011

Forward-Looking Statements

Certain statements in this annual report on Form 10-K constitute “forward-looking statements.” These forward-looking statements involve known or unknown risks, uncertainties and other factors that may or may not be outside our control and that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, the actions of competitors, suppliers and customers are generally outside of our control. Our ability to execute our business plans and to increase revenues and operating income are each dependent upon our ability to continue to expand our current businesses and to enter new business areas, as well as upon general economic conditions and other factors, including some of the factors identified as “Risk Factors” in this annual report and from time to time in our other SEC filings. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues,” or the negative of these terms, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, unless required by law.

In this annual report on Form 10-K, “InfoSonics,” “InfoSonics Corporation,” “the Company,” “we,” “us” and “our” refer to InfoSonics Corporation and our wholly owned subsidiaries on a consolidated basis, unless the context otherwise provides.

PART I

Item 1.	Business

Company Overview

We are a provider of wireless handsets (which may be referred to herein as “phones”, “cell phones”, “feature phones” and “smartphones”) and accessories to carriers, distributors and original equipment manufacturers (“OEMs”) in Latin America, Asia Pacific, Europe and Africa. We design, develop, source and sell our proprietary line of products under the verykool® brand and on a private label basis to certain customers (collectively referred to as verykool® products). We first introduced our verykool® brand in 2006 and verykool® products include entry-level, mid-tier and high-end products.

Our corporate headquarters are in San Diego, California. We have wholly owned subsidiaries in Central and South America, which conduct some of our business activities in their respective regions, as well as subsidiaries in Hong Kong and China where we conduct research and development of our verykool® products, oversee production at contract manufacturers, conduct quality control and monitor third party logistics and warehousing for shipment to our customers. We have sales representatives, field engineers and marketing resources located throughout Latin America, our principal market.

For the past five years, our business has had two primary components: (1) distribution of wireless handsets supplied by major manufacturers, primarily Samsung, and (2) provision of our own proprietary verykool® products that we originally sourced from independent design houses and original design manufacturers (“ODMs”). Our revenue peaked in 2006 when we recorded approximately $241 million of net sales. In 2009, more than 95% of our net sales of approximately $231 million were derived from distribution sales of Samsung product to carriers in Argentina. In late 2009, however, a stiff import tariff on certain electronic devices, including wireless handsets, was enacted in Argentina. The tariff had a significant negative impact on our sales beginning in the first quarter of 2010, and ultimately resulted in a decrease of 69% of our sales volume in 2010 compared to 2009. Then, in February 2011, Argentina enacted a further import regulation effective March 6, 2011 which signaled the closing stage of our distribution business. Our distribution agreement with Samsung was scheduled to expire December 31, 2011 but was extended until March 31, 2012 to accommodate the orderly conclusion of this business. Going forward, our business will be centered on our verykool® product line. Our goal is to replace the lost gross profit from distribution revenues with higher margin verykool® sales through expansion of our product portfolio and entry into new geographic markets in Asia Pacific, Europe, Africa and Latin America.

verykool® is now our flagship product line. In order to better control our roadmap, in April 2010 we established an in-house design center in Beijing, China where we now design a number of phones in our product portfolio. We continue to source many of our phones from independent design houses and ODMs, but expect that eventually the majority of our phones will come from our own design center. We contract with electronic manufacturing services (“EMS”) providers to manufacture all of our branded products.

Prior to 2008, we also distributed wireless handsets and accessories in the United States and Mexico. However, beginning in the second quarter of 2008, we implemented actions necessary to close sales operations in the United States and Mexico. Such closures were substantially completed by the end of 2009.

We incorporated under the laws of the State of California on February 7, 1994, under the name InfoSonics Corporation. On September 11, 2003, we reincorporated under the same name under the laws of and into the State of Maryland.

Global Wireless Industry

Rapid technological developments over recent years within the wireless telecommunications industry have allowed wireless subscribers to talk, send and receive text messages, send and receive e-mails, capture and transmit digital images, send and receive multimedia messages, play games, listen to music, watch visual content and browse the Internet using all-in-one wireless handsets. Wireless handsets, accessories and services also are being used around the world to provide remote monitoring, point-of-sale transaction processing, inter-device communications, local area networks, location monitoring, sales force automation, and customer relationship management. While current demand for some of these more advanced services and features is not as strong in certain of the price-sensitive foreign markets we serve, the cost of producing phones with “smart” features continues to decline and we believe demand will increase in the future as the products become more affordable and worldwide economic conditions improve.

The following statistics were published by analysts at Wireless Intelligence. Worldwide wireless connections at December 31, 2011 reached 6.0 billion, with wireless penetration of approximately 87% of the world’s population. This is up from 74% at the 5 billion connections point just a year earlier. On a technology basis, GSM accounts for 73% of global connections, WCDMA/HSPA represents 16% and CMDA 9%. Global growth is currently being driven by the Asia-Pacific region where China and India, the two largest mobile markets in the world, are on track to each reach 1.0 billion connections in early 2012. In many regions, penetration exceeds 100%, where there is more than one connection per person in the country. The Commonwealth of Independent States (including Russia), where penetration has reached 143%, is the most highly penetrated region. During 2011, shipments of wireless devices in the global wireless industry increased by approximately 14% to an estimated 1.6 billion wireless devices according to the research firm Strategy Analytics. The replacement cycle remains the single biggest factor driving global wireless device sales demand. Compelling data centric services over fast networks should continue to fuel the future global demand for wireless devices. Ease of use and increased functionality of devices are expected to continue to drive consumer demand for wireless devices and hence the replacement cycle. The convergence of telecommunications, computing and media is further accelerating the replacement cycle and driving demand. Demand for tablet PCs and netbooks continues to fuel expansion of wireless application and demand for wireless chipsets.

The global wireless industry is expected to benefit in the future from a number of trends including the following:

Smartphones and Next Generation Systems. Consumer desire for speed of connectivity has driven continual development of faster chips by chip designers and faster networks by wireless carriers. As a consequence, analysts believe that one of the key drivers for the growth in volume of replacement devices shipped will be the migration to next generation systems and devices (e.g. 3G, 3.5G and 4G) with full Internet capabilities. The popularity of smartphones and phones with smartphone-like features including compelling display technologies and touch screen enhancements continues to further increase market penetration. Push e-mail, mobile data (e.g. mobile music, mobile TV, mobile banking, mobile advertising, and mobile social networking) and the availability of compelling content and enhanced device capabilities will continue to drive the replacement cycle. According to IDC Research, it is estimated that smartphone shipments in 2011 amount to 491 million and comprised approximately 31% of total wireless devices shipped in 2011, a 61% increase from smartphone sales in 2010. IDC also projects continued double digit growth of smartphones for the foreseeable future.

Increasing Customer Penetration. Although market penetration in some countries is in excess of 100%, there are other geographic markets where subscriber penetration is much lower. Increased wireless service availability and lower cost of wireless service compared to conventional fixed line systems combined with more affordability of wireless handsets is expected to result in an increase in worldwide subscribers. This is particularly true in markets such as Africa, India, China and portions of Eastern Europe, which are expected to significantly increase their number of subscribers. This is one of the drivers for our continued expansion in the Asia-Pacific market and our new focus on Europe and Africa.

Tablets. The convergence of the wireless handset and the laptop computer gained significant momentum in 2011 as evidenced by the 261% growth in tablet sales from 2010. Gardner Group estimates that approximately 64 million tablets were sold in 2011, up from 17.7 million units in 2010. A JP Morgan analyst estimates that tablet shipments in 2012 will grow another 55% to over 99 million units in 2012. Tablets feature large touchscreens, wireless connectivity, virtual keyboards, application availability, and always-on functionality in a portable device, which has heightened consumer interest. Various personal computer vendors and wireless device manufacturers have introduced tablets into the market, and it is expected that the roll out of upgraded versions of existing tablets and new entrants into the tablet market will continue to increase in coming years.

Our Business and Strategy

Over the past several years, our business has been concentrated in countries in Latin America. In addition, during that time, the majority of our revenue was derived from distribution sales of Samsung product in Argentina, typically at very thin margins. In 2006, in an effort to begin to lessen our dependency on the distribution business, we began to source wireless handsets from independent design houses under our own proprietary verykool® brand. This branded business began slowly, but accelerated in late 2007 and 2008 as we cemented relationships with a number of China-based ODMs and expanded our product offering. Then, in late 2009, Argentina enacted a significant import tariff on certain electronic devices, including wireless handsets, that threatened our distribution business and largely eroded our sales during 2010 and 2011. Our Samsung distribution business substantially concluded at the end of the first quarter of 2011 as the result of Argentina enacting a further import regulation effective March 2011. Our distribution agreement with Samsung was scheduled to expire December 31, 2011 but was extended until March 31, 2012 to accommodate the orderly conclusion of this business. Going forward, our business will be centered on our verykool® product line.

Our experience with design houses and contract manufacturers in China led us to believe that China is the world leader in both manufacturing and design of cell phones. Furthermore, on the manufacturing front, we believe that Chinese suppliers could ultimately force most other competitors out of the worldwide market with their substantial cost advantage. With a desire to improve our time-to-market, better protect our technology and know-how and improve our cost structure, we began to search for an experienced management team to serve as the core for an in-house design team based in Beijing. In April 2010 we recruited a team of experienced management and technical personnel who now serve as both our design house for all our markets and as the base for marketing and selling our products in Asia-Pacific. This team currently consists of 49 employees, primarily engineers located in Beijing, and quality control personnel in Shenzhen. The quarter ended June 30, 2010 was the first full quarter of operation of our China subsidiary. Its expenses are classified as R&D expenses on our statement of operations, together with any NRE (non-recurring engineering) expenses paid to other design houses. We shipped our first product designed by our China team to a customer in China in October 2010. We expect to continue to use outside design houses to augment the efforts of our China development team. All of our manufacturing is done by contract manufacturers in China.

The focal point of our current strategy is our in-house development team. We were highly encouraged by the initial products developed by this team. Beginning with the verykool® R80™, that began shipping in October 2010, we now have 7 different internally designed models in the market today. Certain of the models are lightly ruggedized, active lifestyle phones that are the basis for a concept we believe has significant market potential. We believe the attractive industrial design or “feel” of these phones gives them strong appeal, and, when combined with a rather unique combination of features, help differentiate these products from the competition. With the sunsetting of our historical distribution business, we look to rapidly expand sales of our proprietary verykool® phones. Our strategy includes the following elements:

•	Continued refreshment and introduction of new models of our verykool® line of differentiated phones.

•	Incorporation of smartphone features and functionality into more affordable handsets appropriate to our target markets.

•	Expansion into new geographic markets, including penetration in Asia Pacific, Europe and Africa.

•	Leverage our historical presence and existing infrastructure in Latin America.

•	Create design partnerships or other relationships to expand our design capabilities and product offerings.

Differentiated verykool® Product Line.

The worldwide market for wireless handsets is extremely competitive. It is characterized by a large number of providers, often with very similar products, who often ultimately compete on price at very thin margins. The capabilities and features of the phones are primarily a function of the chipset manufacturers, and it is difficult to achieve differentiation. Despite this, we still believe differentiation is possible. Our new verykool® active lifestyle handsets have been well received in the marketplace compared to our other products and we intend to expand this concept in the future. We will strive for a consistent, attractive industrial design as well as a unique combination of features which together we hope will set our phones apart from the competition. We believe this will translate into improved sales volumes, average selling prices and gross profit margins.

Smartphone Features.

Recent technological advances in smartphones are driving the global wireless industry. The popularity of smartphones is gaining dramatically in developed countries with broader-based consumer purchasing power. However, in certain geographic regions including Latin America, the market is extremely price sensitive and the price points of traditional smartphones are beyond the reach of most consumers. Our strategy will continue to include an effort to incorporate more smartphone-like features, functionality and user interface into our new phones, without the cost of a true smartphone. With this, we aim to offer a differentiated phone at an affordable price to all our markets.

Geographic Market Expansion.

Historically, our traditional market focus has been Latin America. However, as described above, with the opening of our new development subsidiary in Beijing in April 2010, we expanded geographically into Asia Pacific. In the fourth quarter of 2010 we shipped our first products to customers in both China and India, and in 2011 added customers in Western Europe, Russia, Singapore, other Southeast Asian countries and Africa. We believe that our verykool® phones are well positioned relative to feature set and price points for many of these markets that include countries with significant, un-penetrated populations.

Leverage our Latin America Presence.

We have worked hard over the past five years to develop the verykool® brand name in Latin America. As we differentiate our product line as described above, we intend to leverage the brand equity we have built in Latin America, as well as our existing in-country sales and technical resources, to expand sales to existing customers, acquire new customers, and expand into other Latin America countries where possible. In 2011, we expanded geographically into Costa Rica and in 2012 have plans to expand within the Southern Cone of South America, including the countries of Chile, Paraguay and Uruguay.

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

Customers

Our current Latin American customers include carriers, agents, distributors and resellers. Our customers elsewhere in Asia Pacific, Europe and Africa are all OEM customers to whom our products are sold on a private label basis and comprised 20% of our verykool® product sales in 2011. We sell our products pursuant to customer purchase orders and ship products by common carrier based on customer-specified delivery dates. During 2011, we sold products to approximately 40 customers. Our three largest customers in 2011 represented 14%, 13% and 13% of our net sales, respectively. Our largest customer was an open market distributor and the other two were Samsung distribution customers. As discussed under Company Overview above, the majority of our revenue in recent years has come from distribution of Samsung products to carriers in Argentina. In late 2009, however, a stiff import tariff on certain electronic devices, including wireless handsets, was enacted in our largest market of Argentina. The tariff had a significant negative impact on sales beginning in the first quarter of 2010, and ultimately resulted in an erosion of 69% of our sales volume in 2010 compared to 2009. A further Argentine import regulation effective March 6, 2011 signaled the closing stage of our Samsung distribution business, and total net sales in 2011 declined by 52% compared to 2010. In 2011, only 38% of our revenue was derived from sales of Samsung products. We are working diligently to replace the lost distribution revenues with higher margin sales of our verykool® products.

Purchasing and Suppliers

Over the past three years, Samsung has been our major supplier for our distribution business, primarily in Argentina. Products purchased from Samsung related entities represented 41%, 45% and 96% of our cost of sales in 2011, 2010 and 2009, respectively. The decline in concentration of Samsung purchases in 2011 and 2010 relates to the decline of our distribution business incident to the import tariff enacted by Argentina at the end of 2009. Our Samsung business in Argentina substantially concluded in the first quarter of 2011.

For our branded verykool® products, we have established key relationships with a number of leading contract manufacturers of wireless telecommunications equipment. Certain of these manufacturers are ODMs who design and manufacture wireless handsets to our specifications or based upon their own criteria. Others are contract manufacturers who we use to produce handsets to our specifications as designed and prototyped by our in-house design team. In 2011, we purchased products from nine manufacturers, one representing 21% of our cost of sales and the other 10%.

We maintain agreements with certain of our significant suppliers. Certain of the agreements require us to satisfy minimum monthly volumes to secure specified pricing. The supply agreements generally can be terminated on short notice by either party. We purchase products from manufacturers pursuant to purchase orders placed from time to time in the ordinary course of business. Purchase orders are typically filled, based on manufacturing lead times, and shipped to our designated warehouses by common freight carriers. We believe that our relationships with our suppliers are generally good. Any failure or delay by our suppliers in supplying us with products on favorable terms and at competitive prices may severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. Although there are a number of such suppliers available to provide or manufacture our products, the establishment of these relationships typically requires a significant investment of time by both parties, and a change in suppliers could cause a delay in sales and adversely affect our results.

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

As of December 31, 2011, we employed or contracted with 16 sales and marketing professionals who are assigned specific geographic territories, most of whom reside in-country. Each salesperson is generally compensated with a base salary or retainer plus a commission or bonus based on sales in his or her territory.

Research and Development

In April 2010 we formed an in-house development team consisting primarily of seasoned wireless engineers in Beijing, China. At December 31, 2011, the team had 49 employees who are engaged primarily in the design and development of our proprietary line of verykool® phones. Our product roadmap is determined and monitored by close coordination between our Beijing team and corporate product management. In the fourth quarter of 2010, we shipped the first product designed by our China team, the verykool® R80. During 2011, we launched 6 additional handset models designed by the team into the market and we have a number of products in development for 2012. We expect to continue to use outside design houses to augment the efforts of our China development team and sometimes incur outside non-recurring engineering fees, which are also classified as R&D expense. R&D expenses for the year ended December 31, 2011 amounted to $1.6 million.

Financial and Other Information about Our Business

Other information, including financial, customer, competitive and geographic information, as well as a further discussion of the impact of the Argentina tariff, is incorporated by reference herein from Items 1A and 7 hereof and Note 12 to our Consolidated Audited Financial Statements.

Seasonality

Our operations may be influenced by a number of seasonal factors in the countries and markets in which we operate. Our business historically has experienced increased sales during the third quarter of the calendar year due to pre-ordering for the Christmas holiday season in some regions where we have customers. In 2010 and 2011, the fourth quarter experienced relative strength as customers decided to limit their inventory exposure to a narrower time frame rather than making holiday purchases in the third quarter. On the supply side of our business, because all manufacturing of our branded verykool® phones is done in China, the first quarter of the calendar year can be a difficult time during closure of factories due to the Chinese New Year. We strive to manage around the closure, but if factories have difficulty starting back up, we could experience delays in getting product and satisfying customer orders, which could have a material adverse effect on our results.

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

Information Systems

Our information systems are comprised of a standard licensed accounting and general ledger software system plus a licensed data base program that has been customized to meet our specific needs. The data base system allows management to exercise real-time control over many elements of our business including customer relationship management, purchasing, inventory management and control, sales order control and pricing management. It also provides management with many reports and statistical analysis relating to products, customers and suppliers. Although we believe our information systems are adequate, the two systems are discreet and do not interface with each other. As a result, there is a significant amount of duplicate data entry required to record all transactions in the accounting system. In late 2011 we licensed a more complete and integrated enterprise resource planning (“ERP”) system which we plan to implement in 2012.

Employees

As of December 31, 2011, we had 88 employees and contractors. Of these employees and contractors, 2 were in management positions, 16 were engaged in sales and marketing, 49 were in research and development, 4 were in service operations, 5 were in finance and administration, and 12 were in product development and field engineering. From time to time, we utilize temporary employees to perform warehouse functions. Our employees and contractors are not covered by a collective bargaining agreement. We believe that our relations with our employees and contractors are good.

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

Argentina, the country where we have historically sold a significant amount of OEM products and where we generated 87% of our net sales in 2009, passed a new tariff in November 2009 affecting certain imported electronics, including wireless handsets. As a consequence, much of that business was lost in 2010 and our sales in 2010 declined by 69% compared to 2009. Then, in February 2011, Argentina enacted a further import regulation effective March 6, 2011 that signaled the closing stage of our Samsung distribution business, and sales in 2011 declined by 52% compared to 2010. Our distribution agreement with Samsung was scheduled to expire December 31, 2011 but was extended until March 31, 2012 to accommodate the orderly conclusion of this business. We are working diligently now to replace the lost distribution revenues with higher margin sales of our verykool® products through expansion into new geographic markets in Asia Pacific, Europe, Africa and Latin America. However, there can be no assurance that we will be successful in this effort or whether it can be accomplished in a timely manner or at all.

The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers will have a negative impact upon our financial results.

Our three largest customers for the year ended December 31, 2011, represented 14%, 13% and 13% of our net sales, respectively. The second and third largest customers were both Samsung distribution customers, and, as discussed above, we expect that business to conclude by the end of the first quarter in 2012. In addition, the markets we serve and are targeting for future business are subject to significant price competition and our customers are not contractually obligated to purchase products from us. For these and other reasons, such as competitive pricing and competitive pressures, customers may seek to obtain products or services from us at lower prices than we have been able to charge in the past, and they could terminate our relationship or reduce their purchases from us in favor of lower-priced alternatives. In addition, we have experienced losses of certain customer bases through industry consolidation, a trend that may increase in our markets, and in the ordinary course of business. The further loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity.

We have been experiencing net losses and expect that net losses will continue for an uncertain period. If we continue to operate at a loss, our business may not be financially viable.

For the year ended December 31, 2011, our net loss was $2.5 million. We have now reported five consecutive loss years with an aggregate net loss of $19.6 million. As of December 31, 2011, our cash and restricted cash balances were $12.4 million, we had net working capital of $18.6 million and we had no outstanding debt. Given the continued economic slowdown, our business now being focused on proprietary products without established markets and the uncertainty of most global markets, we cannot adequately evaluate the financial viability of our business or our long-term prospects with any certainty. While our business plan includes a number of objectives to achieve profitability, if we do not succeed in these objectives, our business might continue to experience losses and may not be sustainable in the future.

We may not succeed in our development, introduction and establishment of proprietary products in our markets.

The development, introduction and establishment of new products in our proprietary verykool® line requires a significant investment in research and product development, manufacturing and marketing. Our development team in Beijing China has had some successes with delivery of new products, but has also encountered delays and design challenges, and may not be successful in developing the differentiated products we need to ultimately implement our strategy successfully. In addition, our new products may not be well received by our customers or the end-users. Further, failure to adequately carry out our product marketing, sales and delivery strategy or otherwise be successful in promoting our verykool® brand may result in inventory obsolescence, including inventory which we have built in anticipation of market acceptance of our products. If any of these events occur, our financial condition and operating results would be negatively impacted.

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

Our operating performance may cause our stock price to fluctuate. Between January 1, 2011 and March 14, 2012, our stock price has fluctuated between $1.28 and $0.50 per share, and we anticipate that significant volatility in our stock price will continue for the foreseeable future.

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

All of our revenues from continuing operations during the fiscal year ended December 31, 2011 were, and for the foreseeable future will continue to be, generated outside of the United States in countries that may have volatile currencies or other risks.

We now engage in all of our significant sales activities in territories and countries outside of the United States, specifically in Latin America and Asia Pacific. Historically, the majority of our sales transactions were denominated in U.S. dollars and therefore may be impacted by changes in the strength of the U.S. dollar relative to the foreign economies where we conduct business. Certain sales transactions in Mexico are denominated in the Mexican peso, which has been a very volatile currency. Further, the fact that we sell all of our products into, and have developed and manufactured products in, a number of territories and countries other than the United States exposes us to, among other things, increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater and more unpredictable inflationary and currency pressures, labor risks and shipping delays. Changes may occur in social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products. United States laws and regulations relating to investment and trade in foreign countries could also change to our detriment. We are particularly exposed to the fact that all our R&D and manufacturing activities are in China, which may change its own policies on business and foreign investment in companies there. Any of these factors could have material adverse effects on our business and operations. Also, although we purchase and sell products in U.S. dollars and do not engage in significant exchange swaps, futures or options contracts or other hedging techniques, fluctuations in currency exchange rates could reduce demand for products sold in U.S. dollars. We cannot predict the effect that future exchange rate fluctuations will have on our operating results or financial position. We may in the future engage in currency hedging transactions, which could result in our incurring significant additional financial risks, including increased costs and losses resulting from these transactions.

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

We are dependent upon our information systems to manage our business and to be responsive to our customers needs, and we plan to implement a new ERP system in 2012. These systems may experience interruptions, including interruptions of related services from third-party providers which may be beyond our control. Such business interruptions could cause us to fail to meet customer requirements and could result in the loss of business relationships. All information technology systems, both internal and external, are potentially vulnerable to damage or interruption from a variety of sources, including, without limitation, computer viruses, security breaches, energy blackouts, natural disasters, terrorism, war and telecommunication failures, as well as third-party provider failures. We have implemented various measures to manage our risks related to system and network disruptions, but a systems failure or security breach or other problem with our information technology systems could negatively impact our operations and financial results.

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

We compete for sales of wireless handsets and accessories with numerous well-established manufacturers, carriers and distributors, sometimes including our own suppliers and customers. Many of our competitors possess greater financial and other resources than we do and may market similar products or services directly to our customers or potential customers. Distribution of wireless handsets and accessories has generally had low barriers to entry. As a result, additional competitors may choose to enter our industry in the future. The markets for wireless handsets and accessories are characterized by intense price competition and significant price erosion over the life of a product. Many of our competitors have the financial resources to withstand substantial price competition and to implement extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter into new markets or introduce new products. Our ability to continue to compete successfully will depend largely on our ability to maintain our current industry relationships, with both manufacturers and carrier customers, as well as differentiate our verykool® branded products from the competition. We may not be successful in anticipating and responding to competitive factors affecting our industry or these relationships, including introduction of new products, changes in consumer preferences, demographic trends, new or changing outsourcing requirements, the entry of additional well-capitalized competitors, international, national, regional and local economic conditions, and competitors’ discount pricing and promotion strategies. As wireless telecommunications markets mature, and as we seek to enter into new markets in Asia Pacific, Europe, Africa and Latin America and offer new products, the competition that we face may change and grow more intense.

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

Our success depends in large part on the abilities and continued service of our executive officers, particularly Joseph Ram, our CEO and largest stockholder, and other key employees, including our verykool® design team members in China. If we are unable to retain our executive officers or other key personnel, it could impede our ability to fully and timely implement our business plan and future growth strategy. In addition, in order to support our continued growth, we will be required to effectively recruit, develop and retain additional qualified management. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel.

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

An active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares. The stock market in general, including the market for telecommunications-related stocks in particular, has been highly volatile. For example, the price of our common stock has fluctuated between $1.28 and $0.50 from January 1, 2011 through March 15, 2012.

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

However, on April 5, 2011, we received a NASDAQ Staff Deficiency letter indicating that, for the previous thirty consecutive business days, the bid price for our common stock had again closed below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until October 3, 2011, to regain compliance. The letter stated that the NASDAQ staff would provide written notification that we had achieved compliance with Rule 5550(a)(2) if at any time before October 3, 2011, the bid price of our common stock closed at $1.00 per share or more for a minimum of ten consecutive business days.

Although the bid price of our common stock did not rise to the $1.00 per share level for the specified number of days by October 3, 2011, we maintained our compliance with the appropriate listing requirements of The NASDAQ Capital Market, with the exception of the bid price requirement. Therefore, on October 4, 2011, we received notification from The NASDAQ Stock Market that we were granted an additional 180 calendar day period, or until April 2, 2012, to regain compliance, but as of the date of this report have not complied with the bid price requirement.

We intend to continue to monitor the bid price of our common stock and consider available options if it does not trade at a level likely to result in the Company regaining compliance with NASDAQ’s minimum bid price rule by April 2, 2012. If we do not regain compliance by then, we would receive notice from the NASDAQ Staff that our common stock would be delisted. We may then appeal the Staff’s determination to delist our securities and would be required to provide a plan to regain compliance, which plan would normally include a near-term reverse stock split. However, there can be no assurance the Staff would grant our request for continued listing.

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

As of March 1, 2012, our Chief Executive Officer Joseph Ram, beneficially owned approximately 30% of our outstanding common stock. As a result, Mr. Ram may be able to significantly influence corporate actions relating to:

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

	Aggregate Square Footage	Approximate Monthly Rent	Lease term
San Diego, California	7,000	$23,000	Oct 2008 to Sept 2012
Beijing, China	1,600	7,000	Apr 2010 to Apr 2012
Shenzhen, China	250	500	Sep 2011 to Sep 2012

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

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock trades on The NASDAQ Capital Market under the symbol “IFON.” The following table sets forth, for the periods indicated, the high and low trading prices of our Common Stock as reported by The NASDAQ Stock Market:

2011	High	Low
First Quarter	$1.28	$0.74
Second Quarter	$0.94	$0.65
Third Quarter	$0.86	$0.50
Fourth Quarter	$0.74	$0.50

2010	High	Low
First Quarter	$1.60	$0.90
Second Quarter	$0.88	$0.50
Third Quarter	$0.69	$0.52
Fourth Quarter	$0.98	$0.60

As of March 14, 2012 the closing price of our common stock on The NASDAQ Capital Market was $0.79, and there were approximately eleven stockholders of record.

We have not paid any cash dividends and do not expect to pay any cash dividends in the foreseeable future.

The information regarding equity compensation plans is incorporated by reference into Item 12 of this Form 10-K, which incorporates by reference the information set forth in the Company’s Definitive Proxy Statement in connection with the 2012 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2011 fiscal year.

Unregistered Issuances.

None for applicable period.

Issuer Repurchases of Equity Securities.

None for applicable period.

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

Overview and Recent Developments

We are a provider of wireless handsets (which may be referred to herein as “phones”, “cell phones”, “feature phones” and “smartphones”) and accessories to carriers, distributors and OEMs in Latin America, Asia Pacific, Europe and Africa. We design, develop, source and sell our proprietary line of products under the verykool® brand and on a private label basis to certain customers (collectively referred to as verykool® products). verykool® products include entry-level, mid-tier and high-end products. We first introduced the verykool® brand in 2006, and have been working to gain brand identity and grow sales. We are now in the midst of a transformation of our company as we move from our former existence as a distributor of phones designed, developed and manufactured by others, to our new business model of designing, manufacturing, sourcing and selling our own verykool® products. We believe that we crossed the inflection point during the year ended December 31, 2011 as the majority of our sales were comprised of verykool® products.

Over the past five years, the majority of our business was derived from distribution of wireless handsets supplied by major manufacturers, primarily Samsung and primarily in Argentina. Revenue reached its peak in 2006 when we recorded $241 million of net sales. In 2009, 90% of our net sales of $231 million were derived from distribution sales of Samsung products to carriers in Argentina. In late 2009, however, a stiff import tariff on certain electronic devices, including wireless handsets, was enacted in Argentina. The tariff had a significant negative impact on our sales beginning in the first quarter of 2010, and ultimately resulted in a decrease of 69% of our sales volume in 2010 compared to 2009. Then, in February 2011, Argentina enacted a further import regulation effective March 6, 2011 which signaled the closing stage of our distribution business, and resulted in a 52% decrease in our net sales from 2010 to 2011. Our distribution agreement with Samsung was scheduled to expire December 31, 2011 but was extended until March 31, 2012 to accommodate the orderly conclusion of this business. Going forward, we expect our business to be centered on our verykool® product line. Our goal is to replace the lost gross profit from distribution revenues with higher margin verykool® sales through expansion of our product portfolio and entry into new geographic markets in Asia Pacific, Europe, Africa and Latin America.

Prior to 2010 we sourced all our verykool® phones from independent design houses and original design manufacturers in China. In late 2009, with a desire to improve our time-to-market, better protect our technology and know-how and improve our cost structure, we began to search for an experienced management team to serve as the core for an in-house design team based in Beijing. In April 2010 we recruited a team of very experienced management and technical personnel who now serve as both our design house for all our markets and as the base for marketing and selling our products in Asia-Pacific. This team currently consists of 49 employees, primarily engineers, located in Beijing. The quarter ended June 30, 2010 was the first full quarter of operation of our China subsidiary. Its expenses are classified as R&D expenses on our statement of operations, together with any NRE (non-recurring engineering) expenses paid to other design houses. We shipped our first product designed by our China team to a customer in China in October 2010 and shipped 6 other new models to customers during 2011. Although we expect to continue to use outside design houses to augment the efforts of our China development team, we hope that internally designed products will comprise the majority of our sales by the end of 2012. All of our manufacturing continues to be done by contract manufacturers in China.

Areas of Management Focus and Performance Indicators

We focus on the needs of our customers, developing and sourcing new and innovative products, fostering close relationships with manufacturers, and expanding our business in our current markets and entering into new geographic markets, all while maintaining close attention to operational efficiencies and costs. We are particularly focused on increasing sales volumes of higher margin proprietary products in a cost effective manner to enable us to return to profitability, as well as monitoring and managing levels of accounts receivable and inventory to minimize risk. Performance indicators that are important for the monitoring and management of our business include top line sales growth, cost of sales and gross margin percentage, operating expenses in absolute dollars and as a percent of revenues and operating and net income (loss). We rely upon our in-house software management system to exercise real-time control over many elements of our business including customer relationship management, purchasing, inventory management and control, sales order control and pricing management.

Management and employees spend a significant amount of time traveling to Latin America, Asia Pacific, Europe and Africa with the purpose of spending time with our key customers, suppliers, our Beijing design team and other contractors and employees. We believe that these relationships are vital to our success and we will continue to dedicate a significant amount of time to this area.

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

Inventory Reserves

We regularly monitor inventory quantities on hand and record a provision for excess, slow moving and obsolete inventories based primarily on historical usage rates and our estimated forecast of product demand and expected pricing. We attempt to tightly control our inventory levels and in the recent past have moved more to a build-to-order model. However, because we need to place non-cancelable orders with our contract manufacturers with a lead time of 30 to 60 days, and because we may not have a confirmed customer purchase order in hand as quickly as we would like to, we sometimes take inventory risk. As our products get closer to end-of-life status, we are more strict about our build-to-order policy in order to limit our inventory exposure on older product.

Results of Operations:

The following table sets forth certain items from our consolidated statements of operations and comprehensive loss as a percentage of net sales for the periods indicated:

	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	87.0%	93.4%	93.4%

Gross profit	13.0%	6.6%	6.6%

Operating expenses:
Selling, general and administrative	15.7%	10.8%	6.2%
Research and development	4.5%	1.3%	0.0%

	20.2%	12.1%	6.2%

Operating income (loss) from continuing operations	-7.2%	-5.5%	0.4%
Other income (expense):
Interest income (expense), net	0.0%	0.0%	-0.2%
Other income (expense), net	0.1%	0.0%	0.0%

Income (loss) from continuing operations before income taxes	-7.1%	-5.5%	0.2%
Benefit (provision) for income taxes	0.0%	0.5%	0.0%

Income (loss) from continuing operations	-7.1%	-5.0%	0.2%
Income (loss) from discontinued operations, net of tax	0.0%	0.1%	-0.9%

Net loss	-7.1%	-4.9%	-0.7%

We do not believe that inflation had a significant impact on our results of operations for the periods reported in our Consolidated Audited Financial Statements.

Year Ended December 31, 2011 Compared With Year Ended December 31, 2010

Net Sales

For the year ended December 31, 2011, our net sales of $34.9 million decreased by $37.6 million, or 51.9%, compared to net sales of $72.5 million in 2010. The significant decline was primarily the continued effect of a stiff import tariff on certain electronic devices, including wireless handsets, that was enacted in Argentina in November 2009 and an additional import regulation which became effective in March 2011. These protective import actions began to negatively affect our sales beginning in the first quarter of 2010, accelerated through 2010 and continued through the end of 2011. In 2011, our Samsung distribution sales declined by $47.8 million, or 78%, to $13.2 million from $61.0 million in 2010. Partially offsetting this decline was an increase in sales of our branded verykool® products of $10.2 million, or 90.3%, to $21.4 million from $11.3 million in 2010. Going forward, we expect our business to be centered on our verykool® product line.

Cost of Sales, Gross Profit and Gross Margin

	For the Year Ended December 31,		Increase (Decrease)
	2011	2010
	(Dollar amounts in thousands)
Net sales	$34,884	$72,530	(51.9%)
Cost of sales	30,344	67,734	(55.2%)

Gross profit	$4,540	$4,796	(5.3%)

Gross margin	13.0%	6.6%	97.0%

For the year ended December 31, 2011, cost of sales was $30.3 million, 87.0% of net sales, and gross margin was 13.0%, compared to cost of sales of $67.7 million, 93.4% of net sales, and a 6.6% gross margin for the year ended December 31, 2010. In 2011, our gross profit amounted to $4.5 million, a decrease of 5.3% from $4.8 million in 2010. The dramatic improvement in our gross margin is largely a result of the shift in the mix of sales to a lower concentration of distribution sales and a higher concentration of branded sales. Sales of our verykool® branded products typically result in higher gross margins than our distribution sales. In 2010, distribution sales comprised 84% of total revenues, with only 16% represented by branded sales. In 2011, distribution sales fell to 38% of total revenues, with 62% coming from branded sales.

Operating Expenses and Operating Loss from Continuing Operations

For the year ended December 31, 2011, operating expenses of $7.1 million decreased by $1.7 million, or 19.9%, from $8.8 million in 2010. Selling, general and administrative (“SG&A”) expenses declined by $2.3 million, but this reduction was partially offset by an increase in R&D spending of $0.6 million related to our new development team in Beijing that was established in April 2010 to focus on our verykool® products. The majority of the SG&A decrease was related to reduction of expenses that were variable with sales volume, which decreased 52% in 2011 compared to 2010. Although we made reductions in other expenses as well, such reductions were not proportionate to the decline in sales. We significantly reduced marketing and legal expenses in 2011 compared to 2010 and reduced occupancy expenses through the closure of our Miami distribution center in March 2011. As a percentage of net sales, total operating expenses increased to 20.2% in 2011 compared to 12.1% in 2010, primarily due to the reasons outlined above.

For the year ended December 31, 2011, we sustained an operating loss from continuing operations of $2.5 million compared to an operating loss of $4.0 million for the year ended December 31, 2010. The 38% reduction in the operating loss in 2011 was achieved despite a 52% reduction in net sales. We generated slightly less gross profit, more than doubled our gross profit margin percentage and reduced operating expenses.

Interest Expense and Other Income

During the year ended December 31, 2011, we had no bank borrowings and consequently no interest expense. Interest expense in 2010 of $23,000 related to borrowings under our bank revolving line of credit in the first half of the year. The line of credit was terminated on September 22, 2010. In 2011 we had $11,000 of interest income on a tax refund and $30,000 of other income consisting primarily of gain on sale of fixed assets.

Loss from Continuing Operations

For the year ended December 31, 2011, we sustained a loss from continuing operations of $2.5 million compared to a loss of $3.6 million in 2010. The 2010 loss from continuing operations benefited from a tax refund of $423,000 from the carry back of net operating losses in 2007 and 2008 to prior years.

Income (Loss) from Discontinued Operations

During the second quarter of 2008, we assessed opportunities in the United States and Mexico and decided to implement actions necessary to close sales operations in both of those countries, which we substantially completed in the second half of 2009, although we generated $44,000 in income from discontinued operations during 2010 from the salvage sale of remaining inventories. The discontinuation was completed in 2011 without any further income or loss.

Net Loss

Because the results of discontinued operations in both 2011 and 2010 were minimal, our net losses in both years were substantially equivalent to the losses from continuing operations for the respective years.

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

Operating Expenses and Operating Income (Loss) from Continuing Operations

For the year ended December 31, 2010, operating expenses of $8.8 million decreased by $5.6 million, or 39.1%, from $14.4 million in 2009. Selling, general and administrative (“SG&A”) expenses declined by $6.5 million, but this reduction was partially offset by an increase in R&D spending of $0.9 million related to our new development team in Beijing that was established in April 2010 to focus on our verykool® products. The majority of the SG&A decrease was related to reduction of expenses that were variable with sales, which decreased 69% in 2010 compared to 2009. Although we made reductions in other expenses as well, such reductions were not proportionate to the decline in revenue. In response to the declining sales, we made reductions in headcount, but we were only able to reduce wages and benefits by approximately 24% in 2010 compared to the prior year. In addition, we curtailed marketing spending, but had commitments that could not be terminated, thus marketing expenses declined by 13% in 2010 compared to 2009. As a percentage of net sales, total operating expenses increased to 12.1% in 2010 compared to 6.2% in 2009.

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

Income (Loss) from Discontinued Operations

During the second quarter of 2008, we assessed opportunities in the United States and Mexico and decided to implement actions necessary to close sales operations in both of those countries, which we substantially completed in the second half of 2009. We generated $44,000 in income from discontinued operations during 2010 from the salvage sale of remaining inventories compared to a $2.0 million loss sustained in 2009.

Net Loss

For the year ended December 31, 2010, our net loss was $3.6 million, compared to a net loss of $1.5 million in 2009. The 2010 loss was the result of a significant reduction in sales and gross profit caused primarily by the Argentine tariff first instituted in late 2009 that negatively impacted our distribution business.

Financial Condition, Liquidity and Capital Resources

Historically, we have used cash from our sale of products, lines of credit (bank and vendor) and the sale of securities and exercise of stock options (from time to time) to provide the capital needed to support our business. In late 2011 we added a new foreign exchange (“FX”) hedging facility with our bank as a tool to hedge our exposure to changes in certain foreign currency exchange rates.

The primary drivers affecting our cash and liquidity are net income (losses) and working capital requirements. Capital equipment is not significant in our business, and at December 31, 2011 we did not have any material commitments for capital expenditures. Our largest working capital requirement is for accounts receivable, and, to a lesser extent, inventory, as we strive to minimize our inventory levels. We typically bill customers on an open account basis subject to our standard credit quality and payment terms ranging between net 30 and net 60 days. If our net revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could further increase if customers delay their payments or if we grant them extended payment terms.

As of December 31, 2011, we had $11.4 million of cash and cash equivalents, $1.0 million of restricted cash and $18.6 million of working capital compared to $12.5 million of cash and cash equivalents and $20.9 million of working capital as of December 31, 2010. As of December 31, 2011 and 2010, we had no bank debt.

As of December 31, 2011, cash and cash equivalents consisted of cash on hand and in bank accounts.

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2011 amounted to $0.1 million compared to $20.0 million of cash provided by operations for the year ended December 31, 2010. Although the net loss of $2.5 million in 2011 was smaller than the $3.6 million loss in 2010, the contraction in our business was much greater in 2010 compared to 2011 and the reduction in receivables in 2010 was the largest factor in the cash generated that year.

In 2011, we generated $1.6 million of positive cash flow from a reduction in net working capital. This consisted primarily of a $3.7 million reduction in trade accounts receivable, reflecting the 51.9% drop in annual revenue for the year, and $0.5 million from a reduction in other receivables. Days sales outstanding in receivables at December 31, 2011 was 65 days, which was a significant improvement over 77 days at December 31, 2010. Partially offsetting the reduction in receivables was an increase in inventories and prepaids of $2.4 million and a net reduction in payables and accruals of $0.2 million.

In 2010, we generated $24.0 million of positive cash flow from a reduction in net working capital. This consisted primarily of a $30.0 million reduction in trade accounts receivable, reflecting a 68.6% drop in annual sales for the year. Days sales outstanding in receivables at December 31, 2010 was 77 days, which reflected a significant portion of fourth quarter shipments made in the last month of the quarter, as well as several customers that made payments shortly after year end. An additional $1.7 million was generated from a reduction of inventories, offset by a combined reduction in accounts payable and accrued expenses of $8.0 million.

Investing Activities

Net cash used in investing activities was $1.2 million and $.3 million for the years ended December 31, 2011 and 2010, respectively. Cash used in both years included investment in tooling and molds for our proprietary verykool® products, and 2010 also included the purchase of computers and office equipment for our newly established design center in Beijing. In 2011, we also invested $1.0 million in a restricted cash account to secure our obligations under a new FX hedging facility with our bank.

Financing Activities

There were no financing activities in the year ended December 31, 2011. Net cash used in financing activities in the year ended December 31, 2010 of $25.5 million represented the complete retirement of outstanding balances under our revolving credit facility. In the year ended December 31, 2009, net cash of $10.7 million was provided by financing activities. This consisted of $11.2 million of funding from our credit facility, partially offset by the purchase of Company stock in the open market at a cost of $.5 million.

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

Based on our current outlook for our business, we believe that our current cash resources and working capital are sufficient to fund our operations for the foreseeable future. However, our cash and working capital needs could change significantly if our business continues to grow rapidly. The lack of a line of credit could inhibit our growth. For this reason, we continue evaluating potential lines of credit.

Off-Balance Sheet Arrangements

At December 31, 2011, we did not have any off-balance sheet arrangements.

Contractual Obligations

We lease corporate and administrative office facilities and equipment under non-cancelable operating leases. Rent expense under these leases was approximately $406,000, $483,000 and $534,000 for the years ended December 31, 2011, 2010 and 2009, respectively. At December 31, 2011, we had no amounts outstanding related to any debt obligations.

The following is a schedule of aggregate future minimum rental payments required by the above leases (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$234	$234	—	—	—

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rates

At December 31, 2011, we had no outstanding interest bearing debt and no rate-sensitive investments.

Foreign Exchange and Other Risks

At December 31, 2011 and 2010, foreign currency cash accounts in Mexican pesos amounted to $64,000 and $70,000, respectively. Also at December 31, 2011, accounts receivable denominated in Mexican pesos amounted to $251,000. Prior to December 2011, all of our sales transactions were denominated in U.S. dollars. Beginning in December 2011, we began to price sales in foreign currencies only to certain customers in Mexico. Product costs, and the majority of our operating expenses are also denominated in U.S. dollars, but payroll and other costs of our Beijing development team are denominated in Chinese Yuan Renminbi.

Foreign currency risks are associated with our cash, receivables, payroll and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income (expense) in our consolidated statements of operations. At December 31, 2011 we had a single foreign currency forward contract in the amount of $303,000.

As a result of our international sales, our future operating results could be adversely affected by a variety of factors, including changes in specific countries’ political, economic or regulatory conditions and trade protection measures, particularly China. Our market risk management includes an accounts receivable insurance policy for our foreign sales, as well as any domestic sales. However, there can be no assurance that our insurance policy will substantially offset the impact of fluctuations in currency exchange rates, political, economic or regulatory conditions on its results of operations and financial position. We do not believe that foreign currency fluctuations had a material impact on our financial results during 2011, 2010 or 2009.

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

(ii) Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 as required by the Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to law, rules and regulations that permit us to provide only management’s report in this Annual Report.

(iii) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2011, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2012 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

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

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2012 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2012 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2012 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2012 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents, included elsewhere in this annual report on Form 10-K (see F-pages herein regarding financial statement information) are incorporated herein by reference and filed as part of this report:

(1) Financial statements:

The consolidated balance sheets as of December 31, 2011 and 2010, and the consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2011, 2010 and 2009, together with notes thereto.

(2) Financial statement schedule:

Schedule II – Valuation and Qualifying Accounts.

(3) Exhibit index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSONICS CORPORATION

March 16, 2012	By:	/S/ JOSEPH RAM
Joseph Ram, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Signature and Title:

March 16, 2012	/S/ JOSEPH RAM Joseph Ram, President and Chief Executive Officer and Director (Principal Executive Officer)

March 16, 2012	/S/ VERNON A. LOFORTI Vernon A. LoForti, Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

March 16, 2012	/S/ RANDALL P. MARX Randall P. Marx, Director

March 16, 2012	/S/ ROBERT S. PICOW Robert S. Picow, Director

March 16, 2012	/S/ KIRK A. WALDRON Kirk A. Waldron, Director

INFOSONICS CORPORATION

Consolidated Financial Statements

For the years ended December  31, 2011, 2010 and 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

InfoSonics Corporation

San Diego, California

We have audited the accompanying consolidated balance sheets of InfoSonics Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule of InfoSonics Corporation listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoSonics Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ SINGERLEWAK LLP

Irvine, California

March 16, 2012

INFOSONICS CORPORATION

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$11,422	$12,484
Restricted cash	1,000	—
Trade accounts receivable, net of allowance for doubtful accounts of $97 and $197 as of December 31, 2011 and 2010, respectively	8,610	12,239
Other accounts receivable	76	608
Inventory	2,238	1,688
Prepaid assets	2,485	596
Net assets of discontinued operations	—	767

Total current assets	25,831	28,382
Property and equipment, net	311	294
Other assets	69	68

Total assets	$26,211	$28,744

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,506	$4,196
Accrued expenses	4,719	3,226
Net liabilities of discontinued operations	—	57

Total current liabilities	7,225	7,479

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized: no shares issued and outstanding	—	—
Common stock, $0.001 par value, 40,000 shares authorized: 14,184 shares issued and outstanding	14	14
Additional paid-in capital	32,051	31,856
Accumulated other comprehensive loss	(117)	(131)
Accumulated deficit	(12,962)	(10,474)

Total stockholders’ equity	18,986	21,265

Total liabilities and stockholders’ equity	$26,211	$28,744

Accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2011	2010	2009
Net sales	$34,884	$72,530	$231,310
Cost of sales	30,344	67,734	216,003

Gross profit	4,540	4,796	15,307

Operating expenses:
Selling, general and administrative	5,479	7,828	14,406
Research and development	1,588	977	48

	7,067	8,805	14,454

Operating income (loss) from continuing operations	(2,527)	(4,009)	853
Other income (expense):
Other income	30	4	7
Interest income (expense), net	11	(23)	(342)

Income (loss) from continuing operations before benefit (provision) for income taxes	(2,486)	(4,028)	518
Benefit (provision) for income taxes	(2)	416	(34)

Income (loss) from continuing operations	(2,488)	(3,612)	484
Income (loss) from discontinued operations, net of tax (Note 2)	—	44	(2,011)

Net loss	$(2,488)	$(3,568)	$(1,527)

Basic earnings (loss) per share:
Continuing operations	$(0.18)	$(0.25)	$0.03
Discontinued operations	—	—	(0.14)

Net loss	$(0.18)	$(0.25)	$(0.11)

Diluted earnings (loss) per share:
Continuing operations	$(0.18)	$(0.25)	$0.03
Discontinued operations	—	—	(0.14)

Net loss	$(0.18)	$(0.25)	$(0.11)

Basic weighted-average number of common shares outstanding	14,184	14,184	14,458
Diluted weighted-average number of common shares outstanding	14,184	14,184	14,577

Comprehensive Loss:
Net loss	$(2,488)	$(3,568)	$(1,527)
Foreign currency translation adjustments	14	(124)	18

Comprehensive loss	$(2,474)	$(3,692)	$(1,509)

Accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2008	14,956	$15	$(17)	$31,666	$(4,880)	$(25)	$26,759
Stock-based compensation expense	—	—	—	61	—	—	61
Treasury stock purchase and retirement	(772)	(1)	17	—	(499)	—	(483)
Foreign currency translation	—	—	—	—	—	18	18
Net loss	—	—	—	—	(1,527)	—	(1,527)

Balance, December 31, 2009	14,184	14	—	31,727	(6,906)	(7)	24,828
Stock-based compensation expense	—	—	—	129	—	—	129
Foreign currency translation	—	—	—	—	—	(124)	(124)
Net loss	—	—	—	—	(3,568)	—	(3,568)

Balance, December 31, 2010	14,184	14	—	31,856	(10,474)	(131)	21,265
Stock-based compensation expense	—	—	—	195	—	—	195
Foreign currency translation	—	—	—	—	—	14	14
Net loss	—	—	—	—	(2,488)	—	(2,488)

Balance, December 31, 2011	14,184	$14	$—	$32,051	$(12,962)	$(117)	$18,986

Accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(2,488)	$(3,568)	$(1,527)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	172	281	336
Loss on disposal of fixed assets	12	66	—
Impairment of intangible assets	—	—	504
Provision for (recovery of) bad debts	(100)	(393)	160
Provision for obsolete inventory	7	(12)	(49)
Stock-based compensation	195	129	61
(Increase) decrease in:
Trade accounts receivable	3,729	30,068	(19,347)
Other accounts receivable	532	396	3,206
Inventory	(557)	1,747	1,001
Prepaids	(1,889)	(227)	(125)
Other assets	(1)	30	18
Increase (decrease) in:
Accounts payable	(1,690)	(5,423)	(1,363)
Accrued expenses	1,493	(2,531)	(1,572)

Cash provided by (used in) continuing operations	(585)	20,563	(18,697)
Cash provided by (used in) discontinued operations, net	710	(554)	1,799

Net cash provided by (used in) operating activities	125	20,009	(16,898)

Cash flows from investing activities:
Purchase of property and equipment	(201)	(325)	(154)
Increase in restricted cash	(1,000)	—	—

Cash used in continuing operations	(1,201)	(325)	(154)
Cash provided by discontinued operations	—	—	—

Net cash used in investing activities	(1,201)	(325)	(154)

Cash flows from financing activities:
Borrowing (payments) on revolving line of credit	—	(25,494)	11,220
Cash paid for treasury stock	—	—	(483)

Net cash provided by (used in) financing activities	—	(25,494)	10,737

Effect of exchange rate changes on cash	14	(124)	18

Net increase (decrease) in cash and cash equivalents	(1,062)	(5,934)	(6,297)
Cash and cash equivalents, beginning of period	12,484	18,418	24,715

Cash and cash equivalents, end of period	$11,422	$12,484	$18,418

Cash paid for interest	$—	$23	$342
Cash paid for income taxes	—	—	—

Non Cash Supplemental disclosures:

During the year ended December 31, 2009, the Company retired 827 shares of its treasury stock. The retirement reduced treasury stock and increased the accumulated deficit by $499.

The accompanying notes are an integral part of these financial statements.

NOTE 1—ORGANIZATION AND LINE OF BUSINESS

InfoSonics Corporation (“InfoSonics”) was incorporated in February 1994 in the state of California and reincorporated in September 2003 in the state of Maryland. InfoSonics and its subsidiaries, Axcess Mobile, LLC (“Axcess Mobile”), InfoSonics Latin America, Inc., InfoSonics de Mexico S.A. de C.V., InfoSonics de Guatemala S.A., InfoSonics El Salvador S.A. de C.V., InfoSonics S.A., InfoSonics Colombia S.A., verykool USA, Inc., InfoSonics de Panama, verykool Hong Kong Limited, and verykool Wireless Technology Limited (collectively, the “Company”), develop, manufacture and sell wireless telecommunication products and accessories to wireless carriers, distributors, retailers and dealer agents. The Company markets its products throughout Latin America and has recently entered markets in Asia Pacific, Europe and Africa.

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

	Year Ended December 31,
	2011	2010	2009
Net sales	$—	$64	$492
Gross profit (loss)	(53)	64	(1,372)
Operating income (loss)	1	1	(2,008)
Net income (loss)	—	44	(2,011)
Depreciation and amortization	—	—	—

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

Liabilities of discontinued operations consisted primarily of accounts payable. Assets of discontinued operations were as follows (in thousands):

	December 31, 2011	December 31, 2010
Cash	$—	$70
Accounts receivable	—	28
Inventory	—	—
Refundable VAT tax	—	669

Total	$—	$767

As of December 31, 2011, the discontinuance of the domestic and Mexican businesses was complete.

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

Foreign Currency Transactions

Certain of the Company’s foreign subsidiaries have a functional currency that is not the U.S. dollar. Assets and liabilities of such subsidiaries are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Revenues and expenses are translated at average exchange rates in effect during the period. Translation adjustments are included in stockholders’ equity in the accompanying consolidated balance sheets as a component of accumulated other comprehensive income (loss).

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

Cash and Cash Equivalents

For consolidated financial statement purposes, cash equivalents are defined as investments which have an original maturity of ninety days or less from the original date of purchase. Cash and cash equivalents consist of cash on hand and in banks. The Company maintains its cash and cash equivalents balances in a bank that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation. As of December 31, 2011 and 2010, the Company maintained deposits totaling $11.4 million and $12.5 million, respectively, with certain financial institutions in excess of federally insured amounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Restricted Cash

Restricted cash consists of a cash deposit with a bank that is pledged as collateral for the Company’s foreign exchange hedging facility.

Trade Accounts Receivable

The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. The Company evaluates the collectability of its accounts receivable on an ongoing basis. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. In certain circumstances, the Company has obtained accounts receivable insurance to mitigate its credit risk. As of December 31, 2011 and 2010, the allowance for doubtful accounts was $97,000 and $197,000, respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of wireless phones and wireless phone accessories. The Company writes down its inventory when it is estimated to be excess or obsolete. As of December 31, 2011 and 2010, the inventory was net of write-downs of $107,000 and $100,000, respectively. From time to time the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of December 31, 2011 and 2010, the prepaid inventory balances included in prepaid assets were $2,158,000 and $317,000, respectively.

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

Derivative Instruments and Hedging Activities

The Company is exposed to and hedges certain risks relating to its ongoing business activities. The primary risk managed by the use of derivative instruments is foreign currency fluctuation risk. Forward contracts are entered into to manage the foreign currency risk associated with various commitments arising from trade accounts receivable that are denominated in the currency in the country where the product is shipped. Derivatives are held only for the purpose of hedging such risks, and are not held for speculation. The Company began pricing in foreign currencies in the fourth quarter of 2011 and the practice is limited to Mexico. The Company holds a single forward exchange contract at December 31, 2011 that was designated as a fair value hedge of a specific trade account receivable. Because the contract was entered into close to the last day of the fiscal year, there was no unrealized gain or loss at December 31, 2011 related thereto.

Fair Value of Financial Instruments

The Company measures its financial instruments in its financial statements at fair value or amounts that approximate fair value. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters. If market observable inputs for model-based valuation techniques are not available, the Company makes judgments about assumptions market participants would use in estimating the fair value of the financial instrument. Carrying values of cash and cash equivalents, restricted cash, accounts receivable, prepaid expenses, accounts payable, and accrued expenses approximate their fair values due to the short-term nature and liquidity of these financial instruments.

Accounting for the Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Management determined that there was no impairment of long-lived assets during the years ended December 31, 2010 and 2011. However, as of December 31, 2009, the Company evaluated the intangible assets allocated to the management and distribution agreements it purchased in connection with the 2005 acquisition of Primasel S.A. in Argentina. Management determined that a new tariff passed in Argentina in November 2009 affecting certain imported electronics, including wireless handsets, would significantly decrease the expected future business and cash flows from these agreements. As a result of this evaluation, the Company concluded that the intangible assets of $504,000 pertaining to the agreements were fully impaired, and the amount was written down to zero through a charge to operating expenses.

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

Advertising Expense

The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the years ended December 31, 2011, 2010 and 2009 was $534,000, $1,156,000 and $1,341,000, respectively.

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

The Company is subject to U.S. Federal income tax as well as to income tax of multiple state and foreign country jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2004 through 2011 tax years. State income tax returns are subject to examination for a period of three to four years after filing.

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

Common shares from exercise of certain options and warrants have been excluded from the computation of diluted earnings per share because their exercise prices are greater than the Company’s weighted-average stock price for the period. For the years ended December 31, 2011, 2010 and 2009, the number of such shares excluded was 106,000, 513,000 and 1,174,000, respectively. In addition, because their effect would have been anti-dilutive, common shares from exercise of in-the-money options for the year ended December 31, 2011 and 2010 of 527,000 and 277,000, respectively, have also been excluded from the computation of net loss per share.

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

During the year ended December 31, 2011, the Company’s three largest suppliers accounted for 42%, 21% and 10%, respectively, of total cost of sales. During the year ended December 31, 2010, the Company purchased materials from one supplier that accounted for 83% of total cost of sales. During the year ended December 31, 2009, the Company purchased materials from one supplier that accounted for 90% of total cost of sales.

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

The Company has historically sold its products primarily to wireless network carriers throughout Latin America, as well as to distributors and value added resellers, or VARs. More recently, the Company entered the Asia Pacific, European and African markets with private label sales to original equipment manufacturers, or OEMs. The Company provides credit to its customers in the normal course of business and generally requires no collateral. Credit risk with respect to accounts receivable is generally concentrated due to the small number of entities comprising the Company’s overall customer base. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses based upon the Company’s historical experience related to credit losses and any unusual circumstances that may affect the ability of its customers to meet their obligations. The Company also maintains an insurance policy, which covers a significant portion of its customer accounts, and helps to minimize the potential risk of loss. The policy covers losses up to $5,000,000, has a zero deductible and a 5% co-insurance on receivables. The Company’s bad debt expenses have not been significant.

Since a majority of the Company’s sales are made to wireless network carriers, there are a limited number of potential customers in each country in which the Company does business. Carriers often purchase products from a number of suppliers, and there can be significant movement in the carrier/supplier relationships from year to year. In each of the last three years, customers representing 10% or more of the Company’s total net sales amounted to three. During 2011, the top three customers accounted for 14%, 13% and 13% of total net sales, and represented 11%, 15% and 17% of accounts receivable respectively at December 31, 2011. During 2010, the top three customers accounted for 31%, 18% and 11% of total net sales, and represented 48%, 0% and 10% of accounts receivable respectively at December 31, 2010. During 2009, the top three customers accounted for 28%, 28% and 18% of total net sales, and represented 45%, 29% and 4% of accounts receivable respectively at December 31, 2009.

The Company’s agreement with Samsung to distribute its products to customers in Argentina requires the Company to purchase the products directly from Samsung. Because such distribution sales have historically represented a large percentage of the Company’s sales, there consequently has been a significant supplier concentration in Samsung. Going forward, however, these types of distribution sales in Argentina are expected to end with the expiration of the Samsung distribution agreement on March 31, 2012 as the Company is refocusing its business on its verykool® products. For its branded business of verykool® products, the Company contracts with a number of OEM suppliers, design houses and contract manufacturers. In 2011, the Company purchased products from nine manufacturers, one representing 21% of cost of sales and the other 10%. Although each may supply a somewhat differentiated product or service, management believes any shortfalls from existing suppliers can be absorbed by other suppliers on comparable terms. However, there are no assurances this can be achieved, and a change in suppliers could cause a delay in product shipments and sales and adversely affect results.

Recently Issued Accounting Pronouncements

Recently Adopted:

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures About Fair Value Measurements. ASU 2010-06 requires new disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation of disclosed assets and liabilities, and about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures were effective, and adopted, during the Company’s year ended

December 31, 2010, however the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 measurements, was effective for the Company’s year ending December 31, 2011. Other than requiring additional disclosures, the full adoption of this new guidance did not have an impact on the Company’s financial statements.

Issued (Not Adopted Yet):

In June 2011, the FASB issued new accounting guidance on the presentation of comprehensive income. This new guidance will allow us to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this new guidance will not have an impact on our financial statements.

In September 2011, the FASB issued new accounting guidance on testing goodwill for impairment. This new guidance will allow us the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, we would not be required to calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances to consider in conducting the qualitative assessment. This new guidance is effective for interim and annual periods beginning after December 15, 2011 with early adoption permitted. We have not adopted this guidance as of December 31, 2011 and do not believe the adoption of this new guidance will have an impact on our financial statements.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment are primarily located in the United States and China and consisted of the following as of the dates presented (in thousands):

	December 31,
	2011	2010
Machinery and Equipment	$284	$466
Tooling, Molds and Software	764	674
Furniture and Fixtures	42	92

	1,090	1,232
Less Accumulated Depreciation	779	938

Total	$311	$294

Depreciation expense was $172,000, $281,000 and $336,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

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

NOTE 7—FOREIGN EXCHANGE HEDGING FACILITY

On December 9, 2011, the Company entered into a Foreign Exchange Trading Master Agreement and a Pledge Agreement (collectively, the “Agreement”) with HSBC Bank USA (the “Bank”). Under the terms of the Agreement, the Company and the Bank may enter into spot and/or forward foreign exchange transactions and/or foreign currency options. The Company intends to use these derivative instruments to manage the foreign currency risk associated with its trade accounts receivable that are denominated in foreign currencies, primarily the Mexican peso. In order to secure its obligations under the Master Trading Agreement, the Company has deposited $1 million into a restricted account pursuant to a related pledge agreement.

NOTE 8—ACCRUED EXPENSES

As of December 31, 2011 and 2010, accrued expenses consisted of the following (in thousands):

	December 31, 2011	December 31, 2010
Accrued product costs	$1,667	$1,159
Income taxes payable	98	96
Other accruals	2,954	1,971

Total	$4,719	$3,226

NOTE 9—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate and administrative offices, R&D offices and certain equipment under operating lease agreements which expire through September 2012. Certain of the agreements contain renewal options. Future minimum payments under these operating lease agreements at December 31, 2011 were $234,000.

The Company has subleased a portion of its San Diego office, which lease and sublease expire on September 30, 2012. The minimum sublease income due in 2012 from the sublease is $27,000. Rent expense was $406,000, $483,000 and $534,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Litigation

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business. As of December 31, 2011, the Company did not have any material litigation outstanding, and management does not currently expect any matters to have a material impact on the Company’s liquidity or the financial statements taken as a whole.

Vendors

The Company has entered into written agreements with some of its supplier-manufacturers. None of these agreements require minimum amounts of product to be purchased. Some of the agreements contain automatic renewal clauses and the Company believes that, with the exception of the Samsung distribution agreement that expires on March 31, 2011, it will be able to renew these contracts with similar terms upon their individual expirations.

Employee Agreements and Compensation

The Company provides a 401(k) retirement savings plan for all full-time employees. Employees are eligible after 90 days of service with the Company. The Company does not currently provide matching contributions.

The Company entered into an employment agreement with its President and Chief Executive Officer in April 2008 that expires in April 2012. The employment agreement provides for an annual salary of $325,000. In February 2012, the Company agreed to extend this agreement for an additional four years at an annual salary of $365,000. The agreement also provides that the Company may terminate the agreement without cause upon 30 days written notice. The Company’s only obligation would be to pay its President and Chief Executive Officer the greater of (a) 18 months’ salary or (b) one-half of the salary payable over the remaining term of the agreement.

The Company entered into an employment agreement with its Chief Financial Officer in March 2012 that expires in March 2014. The employment agreement provides for an annual salary of $195,000. The agreement also provides that the Company may terminate the agreement upon 30 days written notice if termination was without cause. The Company’s only obligation would be to pay its Chief Financial Officer 6 months salary.

NOTE 10—STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of preferred stock, which may be issued from time to time in one or more series by the Board of Directors. In addition, the Board is authorized to set the rights, preferences, privileges and restrictions of these shares, including dividends rights, conversion rights, voting rights and liquidation preferences. These shares may have rights senior to those of the Company’s common stock holders. As of December 31, 2011 and 2010, the Company did not have any preferred shares outstanding.

Common Stock

The Company has authorized the issuance of 40,000,000 shares of common stock. As of December 31, 2011 and 2010, a total of 14,184,146 shares were outstanding.

Treasury Stock

On December 15, 2008, the Company announced a share buyback program, authorizing up to $500,000 to be used for stock repurchases. During the twelve months ended December 31, 2009, the Company repurchased 772,000 shares of common stock at a total cost (including brokerage commissions) of $483,000 at an average price per share of $0.63. During December 2008, the Company repurchased 55,000 shares of common stock at a total cost (including brokerage commissions) of $17,000, at an average price per share of $0.31. During the twelve months ended December 31, 2009, the Company retired 827,000 shares of stock. The retirement reduced treasury stock and increased the accumulated deficit by $499,000.

Stock Options and Warrants

The Company has two stock-based compensation plans: the 2006 Equity Incentive Plan (“2006 Plan”) and the 2003 Stock Option Plan (“2003 Plan”). Each of the plans was approved by the Company’s stockholders. As of December 31, 2011, options to purchase 621,000 shares and 12,000 shares were outstanding under the 2006 Plan and the 2003 Plan, respectively, and a total of 727,000 shares were available for grant under the 2006 Plan. There are no options available for grant under the 2003 Plan. The Company is also a party to non-plan option agreements with several non-employee directors.

The 2006 Plan was approved by stockholders in June 2006, with 1,000,000 shares of the Company’s common stock authorized for issuance there-under. An additional 348,208 shares of the Company’s common stock were rolled into the 2006 Plan from the 2003 Plan. The 2006 Plan is intended to provide incentives to key employees, officers, directors and consultants who provide significant services to the Company. The exercise price is determined by the Compensation Committee, but must be at least equal to the fair market value of the common stock on the date of grant of such option. The Compensation Committee also establishes the vesting schedule for each option granted and the term of each option, which cannot exceed 10 years from the date of grant. In the event of termination, vested shares must be exercised within three months. The 2006 Plan also provides for 100% vesting of outstanding options upon a change of control of the Company.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2011, 2010 and 2009: risk-free interest rates of 0.63%, 0.49% and 0.91%, respectively, based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0% as the Company has not, and does not intend to, issue dividends; and expected lives of 3 to 7 years based upon the historical life of the Company’s options. For grants in 2011, 2010 and 2009, the expected volatility used ranged from 108% to 109% based on the Company’s historical stock price fluctuations for a period matching the expected life of the options.

A summary of option activity under all of the above plans for the year ended December 31, 2011 is as follows (shares and aggregate intrinsic value in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2010	790	$0.96
Granted during fiscal year 2011	250	$0.65
Expired during fiscal year 2011	(400)	$0.85
Forfeited during fiscal year 2011	(7)	$1.04

Outstanding at December 31, 2011	633	$0.90	5.61 years	$15

Vested and expected to vest	633	$0.90	5.61 years	$15

Exercisable at December 31, 2011	284	$1.22	5.04 years	$10

The aggregate intrinsic value in the stock option summary table above is based on our closing stock price of $0.62 per share as of December 31, 2011, which value would have been realized by the optionees had all options been exercised on that date.

During the quarter ended June 30, 2010, the Company established a wholly owned subsidiary in Hong Kong to serve as the base for the Company’s sales and marketing efforts of its proprietary line of verykool® products in Asia Pacific. It also established a wholly owned subsidiary of the Hong Kong entity in China for the purpose of designing and developing verykool® products. The Company funded the combined operations of these entities with $1.0 million and agreed to invest up to $1.0 million in additional funding as needed. In order to provide incentives to the China development team, the Company granted a warrant exercisable for 38% of the equity ownership of the Hong Kong subsidiary to a management company for the benefit of the China employees. The Company also committed to reserve up to 5% additional equity interest to attract and retain employees as needed. The total exercise price of the warrant is $1.00, with vesting occurring one-third upon the first anniversary of the warrant and the remaining two-thirds occurring on a monthly basis over the succeeding 24 months. The warrant has a 6-year life, but will not be exercisable until the third anniversary of its issuance.

The Company evaluated the warrant on its Hong Kong subsidiary in accordance with ASC 718-50 and concluded that because the warrants were issued to the management company for allocation at their discretion, the proper treatment of the warrants was as specified in ASC 505-50 as equity-based payments to non-employees in exchange for services. The Company also concluded that the estimated fair value of the warrant at the date of grant was $365,000. The Company is recording the expense for this warrant based upon its estimated fair value on a straight-line basis over the three-year performance period. The amount of expense recorded during the years ended December 31, 2011 and 2010 was $122,000 and $81,000, respectively.

A summary of the status of the Company’s non-vested options at December 31, 2011, and changes during the year then ended are presented below (shares in thousands):

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2010	247	$0.55
Granted	250	$0.47
Vested	(147)	$0.54
Forfeited	(1)	$0.76

Non-vested at December 31, 2011	349	$0.50

The weighted-average per share grant-date fair value of options granted during 2011, 2010 and 2009 were $0.47, $0.58 and $0.51, respectively. There were no option exercises during the three years ended December 31, 2011. The unrecognized stock-based compensation expense for future periods as of December 31, 2011 is $170,000, which is expected to be recognized over a weighted-average period of approximately 1.59 years. Such amount may change as a result of future grants, forfeitures, modifications in assumptions and other factors. The total fair value of options that vested during 2011, 2010 and 2009 was $79,000, $41,000 and $53,000, respectively.

The following table summarizes share-based compensation expense for the years ended December 31 (in thousands):

	2011	2010	2009
Selling, general and administrative:
Non-employee directors	$10	$6	$4
Officers	39	21	11
Others	24	21	46

Total SG&A	73	48	61
Research and development	122	81	—

Total share-based compensation expense before taxes	195	129	61
Related deferred income tax benefits	—	—	—

Share-based compensation expense	$195	$129	$61

NOTE 11—INCOME TAXES

The Company is subject to US federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2011 remain open to examination by the taxing authorities due to the carryforward of unutilized net operating losses. As of December 31, 2011, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

Components of the income tax benefit (provision) are as follows for the years ended December 31 (in thousands):

	2011	2010	2009
Current tax benefit (provision):
Federal	$—	$423	$—
State	(2)	(2)	(1)
Foreign	—	(5)	(33)

Total	(2)	416	(34)

Deferred tax benefit (provision):
Federal	(603)	999	(121)
State	359	253	112

Total	(244)	1,252	(9)

Change in valuation allowance	227	(1,240)	(567)

Benefit (provision) for income taxes from discontinued operations	17	(12)	576

Total benefit (provision) for income taxes from continuing operations	$(2)	$416	$(34)

A reconciliation of income taxes computed by applying the federal statutory income tax rate of 34.0% to income (loss) before income taxes to the recognized income tax benefit (provision) reported in the accompanying consolidated statements of operations is as follows for the years ended December 31 (in thousands):

	2011	2010	2009
U.S. federal income tax at statutory rate	$845	$1,362	$(176)
State taxes, net of federal benefit	112	169	(22)
Non-deductible expenses	(13)	(28)	(8)
Foreign income tax rate differential	(1,493)	135	1,016
Valuation allowance	(765)	(1,252)	9
Foreign earnings	1,320	(421)	(1,003)
Other	(8)	451	150

Total benefit (provision) for income taxes	$(2)	$416	$(34)

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

	December 31,
	2011	2010
Current deferred tax assets:
Allowance for bad debts	$10	$9
Share-based payment expense	100	750
Allowance for obsolete inventory	42	39
State tax expense	1	1
Accrued compensation	53	44
Contribution carryover	12	39
Other accruals	148	84

Total	366	966

Non-current deferred tax assets:
Depreciation	77	103
Capital loss	197	193
APB 23 un-repatriated foreign earnings	(568)	(863)
Net operating loss	4,141	4,058

Total	3,847	3,491

Valuation allowance	(4,213)	(4,457)

Net deferred tax assets	$—	$—

At December 31, 2011, the Company had federal and state net operating loss carry forwards of approximately $12,027,000 and $14,584,000, respectively. The federal and state net operating loss carry forwards begin to expire in 2024 and 2016, respectively.

Included in the net operating loss carryforward balances noted above are approximately $1,821,000 and $1,061,000, for federal and state purposes, respectively, which are attributed to the exercise of non-qualified stock options for which the tax effect will be a component of the Company’s Additional Paid in Capital.

Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carry forwards will be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

Following the Company’s adoption on January 1, 2007 of FIN-48 regarding accounting for uncertainty in income taxes, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with the guidance. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of that review, the Company concluded there were no uncertain tax positions and no cumulative effect on retained earnings at the time of adoption. Subsequent to that date of adoption through December 31, 2011, the Company has continued to evaluate its tax positions and concluded that it has not had any material uncertain tax positions.

NOTE 12—SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports segment data based on the management approach, which designates the internal reporting that is used by management for making operating and investment decisions and evaluating performance as the source of the Company’s reportable segments. The Company uses one measurement of profitability and does not disaggregate its business for internal reporting. The Company has determined that it operates in one segment, providing wireless handsets and accessories to carriers, distributors and OEM customers in Latin America, Asia Pacific, Europe and Africa. The following table summarizes the Company’s net sales by geographic area for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Central America	$11,755	$9,935	$20,647
U.S.-based distributors selling to Central America	5,321	241	—
South America	14,813	61,224	210,663
Asia Pacific	908	1,130	—
EMEA	1,090	—	—
Mexico	997	—	—

Total	$34,884	$72,530	$231,310

During the years ended December 31, 2011, 2010, and 2009, sales to customers in Argentina represented 25%, 71% and 87% of the Company’s consolidated net revenue. In 2011, sales to U.S.-based distributors who sell into the open market in Central America, sales to customers in Uruguay and sales to customers in Guatemala represented 15%, 14% and 13%, respectively. Sales in no other individual country amounted to 10% or more of the Company’s consolidated net revenue in any of the three years.

Fixed assets, which represent approximately 1% of the Company’s net assets, are principally located in the Company’s offices in the United States or in China at the Company’s R&D office or contract manufacturing facilities.

NOTE 13—QUARTERLY FINANCIAL INFORMATION (Unaudited)

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2011
Net sales	$9,469	$6,318	$7,173	$11,924
Gross profit	812	903	1,218	1,607
Loss from continuing operations	(942)	(767)	(420)	(359)
Income (loss) from discontinued operations	48	(55)	7	—
Net loss	(894)	(822)	(413)	(359)
Basic and diluted net loss per share	(0.06)	(0.06)	(0.03)	(0.03)

Year Ended December 31, 2010
Net sales	$27,541	$22,353	$8,171	$14,465
Gross profit	1,441	1,569	542	1,244
Loss from continuing operations	(561)	(390)	(1,940)	(721)
Income (loss) from discontinued operations	(6)	76	(22)	(4)
Net loss	(567)	(314)	(1,962)	(725)
Basic and diluted net loss per share	(0.04)	(0.02)	(0.14)	(0.05)

SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts—Schedule II

	(Amounts in thousands)
	Balance, beginning of year	Additions charged to operations	Deletions from Reserve	Balance, end of year
Allowance for doubtful accounts:
Year ended December 31, 2011	$197	$—	$100	$97
Year ended December 31, 2010	590	263	656	197
Year ended December 31, 2009	429	444	283	590

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (15)

4.1	Specimen Common Stock Certificate (1)

10.1	2003 Stock Option Plan, as amended (8)(*)

10.2	Form of Stock Option Agreement—2003 Stock Option Plan—Non Employee Director (2)(*)

10.3	Form of Stock Option Agreement—2003 Stock Option Plan—Incentive Stock Option (2)(*)

10.4	2006 Equity Incentive Plan (5)(*)

10.5	Form of Stock Option Grant Notice/Stock Option Agreement (6)(*)

10.6	Form of Amended and Restated Stock Option Agreement (Non-Employee Directors’ Option) (5)(*)

10.7	Stock Purchase Agreement dated as of January 26, 2004 among InfoSonics, InfoSonics Mexico, Inc., Joseph Ram and Abraham Rosler concerning InfoSonics de Mexico (1)(*)

10.8	Credit Agreement dated October 6, 2005 between InfoSonics and Wells Fargo HSBC Trade Bank, N.A. (3)

10.9	Amendment to Credit Agreement between InfoSonics and Wells Fargo HSBC Trade Bank, N.A. dated September 29, 2006 (7)

10.10	Seventh Amendment to Credit Agreement dated April 21, 2008 between InfoSonics and Wells Fargo HSBC Trade Bank, N.A. (11)

10.11	Loan, Security and Bulk Purchase Agreement dated April 30, 2008, between InfoSonics and Wells Fargo Century, Inc. (12)

10.12	Letter of Credit and Security Agreement dated April 30, 2008, between InfoSonics and Wells Fargo Century, Inc. (12)

10.13	Agreement for Purchase and Sale of Assets dated October 20, 2004 between The Mobile Solution Corporation and Axcess Mobile, LLC (InfoSonics’ subsidiary)(4)

10.14	Employment Agreement effective of April 1, 2008 between InfoSonics and Joseph Ram (10)(*)

10.15	Office Space Lease, dated September 10, 2007, by and between UTC Properties LLC and the Company (9)

10.16	Distribution Agreement by and between InfoSonics and Samsung Electronics Argentina S.A. effective January 22, 2009 (13)

10.17	Addendum to Distribution Agreement by and between InfoSonics Corporation and Samsung Electronics Argentina S.A. effective as of January 6, 2010 (14)

10.18	Offer letter between InfoSonics and Vernon A. LoForti dated July 8, 2010 (16)(*)

10.19	FX Trading Master Agreement between HSBC Bank USA, National Association and InfoSonics Corporation dated December 9, 2011 (+)

10.20	Pledge Agreement between HSBC Bank USA, National Association and InfoSonics Corporation dated December 20, 2011 (+)

21	Subsidiaries of InfoSonics (+)

23	Consent of Independent Registered Public Accounting Firm (+)

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (+)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed on January 30, 2004.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 25, 2005.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 13, 2005.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 3, 2004.
(5)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed on June 12, 2006.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 12, 2006.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 5, 2006.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 31, 2006.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2007.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 14, 2008.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 23, 2008.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 6, 2008.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 26, 2009.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 12, 2010.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 14, 2010.
(16)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 12, 2010.
(*)	Indicates a management contract or compensatory plan or arrangement
(+)	Filed herewith