Form 10-Q
period 2012-03-31
INFOSONICS CORP
filed 2012-05-04
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2012, the Registrant had 14,184,145 shares outstanding of its $0.001 par value common stock.

InfoSonics Corporation

FORM 10-Q

For quarterly period ended March 31, 2012

i

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2012	2011
Net sales	$12,358	$9,469
Cost of sales	10,102	8,657

Gross profit	2,256	812

Operating expenses
Selling, general and administrative	1,584	1,434
Research and development	500	357

	2,084	1,791

Operating income (loss) from continuing operations	172	(979)

Other income (expense):
Other	(65)	28
Interest	—	11

Income (loss) from continuing operations before provision for income taxes	107	(940)
Provision for income taxes	(2)	(2)

Income (loss) from continuing operations	105	(942)
Income from discontinued operations, net of tax (Note 10)	—	48

Net income (loss)	$105	$(894)

Basic earnings (loss) per share:
Continuing operations	$0.01	$(0.06)
Discontinued operations	—	—

Net income (loss)	$0.01	$(0.06)

Diluted earnings (loss) per share:
Continuing operations	$0.01	$(0.06)
Discontinued operations	—	—

Net income (loss)	$0.01	$(0.06)

Weighted-average number of common shares outstanding:
Basic	14,184	14,184
Diluted	14,209	14,184

Comprehensive Income (Loss):
Net income (loss)	$105	$(894)
Foreign currency translation adjustments	62	5

Comprehensive income (loss)	$167	$(889)

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$14,283	$11,422
Restricted cash	1,001	1,000
Trade accounts receivable, net of allowance for doubtful accounts of $97 and $97, respectively	7,499	8,610
Other accounts receivable	574	76
Inventory	2,102	2,238
Prepaid assets	1,405	2,485

Total current assets	26,864	25,831
Property and equipment, net	292	311
Other assets	25	69

Total assets	$27,181	$26,211

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,339	$2,506
Accrued expenses	4,629	4,719

Total current liabilities	7,968	7,225

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized (no shares issued and outstanding)	—	—
Common stock, $0.001 par value, 40,000 shares authorized; 14,184 shares issued and outstanding as of March 31, 2012 and December 31, 2011	14	14
Additional paid-in capital	32,111	32,051
Accumulated other comprehensive loss	(55)	(117)
Accumulated deficit	(12,857)	(12,962)

Total stockholders’ equity	19,213	18,986

Total liabilities and stockholders’ equity	$27,181	$26,211

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$105	$(894)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	64	58
Loss on disposal of fixed assets	52	11
Provision for obsolete inventory	—	21
Stock-based compensation expense	60	43
(Increase) decrease in:
Trade accounts receivable	1,111	2,766
Other accounts receivable	(498)	518
Inventory	136	345
Prepaids	1,080	(164)
Other assets	44	5
Increase (decrease) in:
Accounts payable	833	(2,492)
Accrued expenses	(90)	1,114

Cash provided by continuing operations	2,897	1,331
Cash used in discontinued operations	—	(54)

Net cash provided by operating activities	2,897	1,277

Cash flows from investing activities:
Purchase of property and equipment	(97)	(7)
Increase in restricted cash	(1)	—

Net cash used in investing activities	(98)	(7)

Effect of exchange rate changes on cash	62	5

Net increase in cash and cash equivalents	2,861	1,275
Cash and cash equivalents, beginning of period	11,422	12,484

Cash and cash equivalents, end of period	$14,283	$13,759

Cash paid for interest	$—	$—
Cash paid for income taxes	—	—

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Condensed Notes to Consolidated Financial Statements

(unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements and these condensed notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the financial position or results of operations of InfoSonics Corporation (the “Company”), although they may. These unaudited consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K.

The Company’s consolidated financial statements include assets, liabilities and operating results of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, these unaudited consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly present the Company’s results of operations, financial position and cash flows as of March 31, 2012 and for all periods presented. The results reported in these consolidated financial statements for the three months ended March 31, 2012 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full fiscal year of 2012 or for any future period.

NOTE 2. Stock-Based Compensation

The Company has two equity incentive plans: the 2006 Equity Incentive Plan (“2006 Plan”) and the 2003 Stock Option Plan (“2003 Plan”). Each of the plans was approved by our stockholders. As of March 31, 2012, options to purchase 631,000 shares and 12,000 shares were outstanding under the 2006 Plan and the 2003 Plan, respectively, and a total of 717,000 shares are available for grant under the 2006 Plan. There are no options available for grant under the 2003 Plan.

The Company’s stock options vest on an annual or a monthly basis. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Such amount may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three months ended March 31, 2012 and 2011, we recorded an expense of $30,000 and $12,000, respectively, related to options previously granted. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference that results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

During the three months ended March 31, 2012, the Company granted a stock option on 10,000 shares. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 0.91% based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0% as the Company has not, and does not intend to, declare dividends; and an expected life of 4 years based upon the historical life of options. The expected volatility used in the calculation was 109% based on the Company’s historical stock price fluctuations for a period matching the expected life of the options. No stock option grants were made by the Company during the three months ended March 31, 2011. As of March 31, 2012, there was $146,000 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over the remaining weighted-average period of 1.38 years.

A summary of option activity under all of the above plans as of March 31, 2012 and changes during the three months then ended is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life
Outstanding at December 31, 2011	633	$0.90	5.61
Granted	10	$0.74	6.97
Exercised	—	$—	—
Forfeited	—	$—	—

Outstanding at March 31, 2012	643	$0.90	5.38

Vested and expected to vest	643	$0.90	5.38
Exercisable at March 31, 2012	342	$1.13	4.96

A summary of the status of the Company’s non-vested options at March 31, 2012 and changes during the three months then ended is presented below (shares in thousands):

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2011	349	$0.50
Granted	10	$0.54
Vested	(57)	$0.51
Forfeited	—	$—

Non-vested at March 31, 2012	302	$0.50

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

The Company evaluated the warrant on its Hong Kong subsidiary in accordance with ASC 718-50 and concluded that because the warrants were issued to the management company for allocation at its discretion, the proper treatment of the warrants was as specified in ASC 505-50 as equity-based payments to non-employees in exchange for services. The Company also concluded that the estimated fair value of the warrant at the date of grant was $365,000. The Company is recording the expense for this warrant based upon its estimated fair value on a straight-line basis over the three year performance period. The amount of expense recorded during the three months ended March 31, 2012 was $30,000.

The Company’s stock-based compensation is classified in the same expense line items as cash compensation. Information about stock-based compensation included in the unaudited results of operations for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Officer compensation	$17	$7
Non-employee directors	4	1
Sales, general and administrative	9	4
Research and development	30	30

Total stock option/warrant expense, included in total operating expenses	$60	$42

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

Common shares from the potential exercise of certain options have been excluded from the computation of earnings (loss) per share because their exercise prices are greater than the Company’s weighted-average stock price for the period. For the three months ended March 31, 2012 and 2011, the number of shares excluded was 106,000 and 113,000, respectively. In addition, because their effect would have been anti-dilutive, common shares from exercise of in-the-money options for the three months ended March 31, 2011 of 678,000 have also been excluded from the computation of net loss per share.

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2011 remain open to examination or re-examination. As of March 31, 2012, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or results of operations. For the three months ended March 31, 2012, deferred income tax assets and the corresponding valuation allowance increased by $118,000.

NOTE 5. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories. The Company records a reserve against inventories to account for obsolescence and possible price concessions required to liquidate inventories below cost. During the three months ended March 31, 2012, there was no change to the inventory reserve balance. As of both March 31, 2012 and December 31, 2011, the inventory reserve was $107,000. From time to time, the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of March 31, 2012 and December 31, 2011, the prepaid inventory balances were $1,136,000 and $2,158,000, respectively, which are included in prepaid assets in the accompanying consolidated balance sheets. Inventory consists of the following (in thousands):

	March 31, 2012 (unaudited)	December 31, 2011 (audited)
Finished goods	$2,209	$2,345
Inventory reserve	(107)	(107)

Net inventory	$2,102	$2,238

NOTE 6. Property and Equipment

Property and equipment are primarily located in the United States and China, including test fixtures and computer equipment at the Company’s development subsidiary in China and certain tooling and product molds located at outsourced manufacturers in Asia. Fixed assets consisted of the following (in thousands):

	March 31, 2012 (unaudited)	December 31, 2011 (audited)
Machinery and equipment	$334	$284
Tooling and molds	742	764
Furniture and fixtures	78	42

Subtotal	1,154	1,090
Less accumulated depreciation	(862)	(779)

Total	$292	$311

Depreciation expense for the three months ended March 31, 2012 and 2011 was $64,000 and $58,000, respectively.

NOTE 7. Accrued Expenses

As of March 31, 2012 and December 31, 2011, accrued expenses consisted of the following (in thousands):

	March 31, 2012 (unaudited)	December 31, 2011 (audited)
Accrued product costs (including warranty)	$2,640	$1,667
Income taxes payable	101	98
Other accruals	1,888	2,954

Total	$4,629	$4,719

NOTE 8. Derivative Instruments and Hedging Activities

On December 9, 2011, the Company entered into a Foreign Exchange Trading Master Agreement and a Pledge Agreement (collectively, the “Agreement”) with HSBC Bank USA (the “Bank”). Under the terms of the Agreement, the Company and the Bank may enter into spot and/or forward foreign exchange transactions and/or foreign currency options. The Company intends to use these derivative instruments to manage the foreign currency risk associated with its trade accounts receivable that are denominated in foreign currencies, primarily the Mexican peso. In order to secure its obligations under the Agreement, the Company deposited $1 million into a restricted account. For the three month period ended March 31, 2012, foreign exchange losses amounted to $48,000. At December 31, 2011 we had a single foreign currency forward contract in the amount of $303,000. There were no contracts outstanding at March 31, 2012.

NOTE 9. Recent Accounting Pronouncements

Recently Adopted:

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance was effective for annual periods beginning after December 15, 2011. Other than requiring additional disclosures, the full adoption of this new guidance is not expected to have an impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. This new guidance was effective for fiscal years and interim periods beginning after December 15, 2011 and was adopted by the Company on January 1, 2012. The adoption of this new guidance did not have an impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.The adoption of this new guidance by the Company on January 1, 2012 did not have an impact on the Company’s consolidated financial statements.

Issued (Not adopted yet):

In December 2011, the FASB issued guidance on offsetting (netting) assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance is effective for annual periods beginning after January 1, 2013. It is not expected that the adoption of this new guidance will have an impact on the Company’s consolidated financial statements.

NOTE 10. Discontinued Operations

During the quarter ended June 30, 2008, the Company assessed its business in the United States and Mexico. Due to the changing environment and consolidation in the United States of the smaller regional cellular carriers (one of the Company’s then target markets) into larger national carriers, along with the Company’s inability to penetrate the Mexico market due to challenges of fostering sales relations with the dominant cellular carriers there, management determined that it was necessary to take decisive actions to mitigate further losses. The Company implemented actions necessary to close operations related to sales in both of those countries, which actions were substantially completed by the end of 2009. The discontinuation of both operations was totally complete as of December 31, 2011. Results of the unaudited discontinued operations for the three months ended March 31, 2011 are as follows (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Net sales	$—	$—
Gross profit	—	53
Net income	—	48
Identifiable assets	—	768
Capital expenditures	—	—
Depreciation and amortization	—	—

NOTE 11. Geographic Information

The Company currently operates in one business segment. Fixed assets are principally located in Company or third-party facilities in the United States and Asia. The unaudited net sales by geographical area for the three months ended March 31, 2012 and 2011 were (in thousands):

	For the Three Months Ended March 31,
	2012	2011
Central America	$2,183	$2,494
U.S.-based distributors selling to Central America	1,692	311
South America	4,038	6,621
Asia Pacific	192	43
Europe, Middle East and Africa	3,177	—
Mexico	1,076	—

Total	$12,358	$9,469

NOTE 12. Commitments and Contingencies

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

NOTE 13. Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, other accounts receivable, prepaid expenses, accounts payable and accrued expenses. The book value of all other financial instruments is representative of their fair values. Cash and cash equivalents are the Company’s only financial instruments required to be measured at fair value and are measured using quoted prices for identical assets in an identical market.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements, Safe Harbor Statement and Other General Information

This discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and condensed notes thereto and other information included in this report and our Annual Report on Form 10-K for the year ended December 31, 2011 (including our 2011 audited consolidated financial statements and related notes thereto and other information). Our discussion and analysis of financial condition and results of operations are based upon, among other things, our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to, among other things, make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent liabilities as of the date of our most recent balance sheet, and the reported amounts of revenues and expenses during the reporting periods. We review our estimates and assumptions on an ongoing basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from these estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations, although they may. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined in “Critical Accounting Policies” in our Annual Report on Form 10-K. All references to results of operations in this discussion generally are to results from continuing operations, unless otherwise noted.

This report contains “forward-looking statements,” including, without limitation, statements about the future impact to our business of import tariffs and regulations in Argentina and possible actions to be taken in response, customer relationships, marketing of our verykool® products, sales levels, cost reductions, operating efficiencies, profitability and adequacy of working capital, that are based on current management expectations and which involve certain risks and uncertainties. These risks and uncertainties, in whole or in part, could cause such expectations to fail to be achieved and have a material adverse effect on our business, financial condition and results of operations, and include, without limitation: (1) intense competition internationally, including competition from alternative business models, such as manufacturer-to-carrier sales, which may lead to reduced prices, lower sales, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages; (2) the ability of our China R&D group to develop new verykool® handsets and successfully introduce them into new emerging markets; (3) extended general economic downturn in world markets; (4) inability to secure adequate supply of competitive products on a timely basis and on commercially reasonable terms; (5) foreign exchange rate fluctuations, devaluation of a foreign currency, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, including, without limitation, the imposition, creation, increase or modification of tariffs, taxes, duties, levies and other charges and other related risks of our international operations which could significantly increase selling prices of our products to our customers and end-users; (6) the ability to attract new sources of profitable business from expansion of products or services or risks associated with entry into new markets, including geographies, products and services; (7) an interruption or failure of our information systems or subversion of access or other system controls may result in a significant loss of business, assets, or competitive information; (8) significant changes in supplier terms and relationships or shortages in product supply; (9) loss of business from one or more significant customers; (10) customer and geographical accounts receivable concentration risk and other related risks; (11) rapid product improvement and technological change resulting in inventory obsolescence; (12) uncertain political and economic conditions internationally, including terrorist or military actions; (13) the loss of a key executive officer or other key employees and the integration of new employees; (14) changes in consumer demand for multimedia wireless handset products and features; (15) our failure to adequately adapt to industry changes and to manage potential growth and/or contractions; (16) seasonal buying patterns; (17) the resolution of any litigation for or against the Company; (18) the ability of the Company to have access to adequate capital to fund its operations; and (19) the ability of the Company to generate taxable income in future periods. Reference is also made to other factors detailed from time to time in our periodic reports filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this release and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this release. We have instituted in the past, and continue to institute, changes to our strategies, operations and processes to address risks and uncertainties and to mitigate their impacts on our results of operations and financial condition. However, no assurances can be given that we will be successful in these efforts. For a further discussion of significant risk factors to consider, see “Risk Factors” below in this report and “Item 1A. Risk Factors” of our Annual Report on Form 10-K. In addition, other risks or uncertainties may be detailed from time to time in our future SEC filings.

Overview

We are a provider of wireless handsets and accessories to carriers, distributors and original equipment manufacturers (“OEMs”) in Latin America, Asia Pacific, Europe and Africa. We design, develop, source and sell our proprietary line of products under the verykool® brand and on a private label basis to certain customers (collectively referred to as our “verykool® products”). We first introduced our verykool® brand in 2006 and verykool® products include entry-level, mid-tier and high-end products.

Prior to March 2012 and for the past five years, there were essentially two ways through which we provided wireless handsets and accessories: (1) through the distribution of wireless handsets supplied by major manufacturers, primarily Samsung, and (2) through the provision of our proprietary verykool® phones that we originally sourced from independent design houses and original design manufacturers (“ODMs”). Our annual revenue peaked in 2006 when we recorded approximately $241 million of net sales. In 2009, more than 95% of our net sales of approximately $231 million were derived from distribution sales of Samsung products to carriers in Argentina. In late 2009, however, a stiff import tariff on certain electronic devices, including wireless handsets, was enacted in Argentina. The tariff had a significant negative impact on our sales beginning in the first quarter of 2010, and ultimately resulted in a decrease of 69% of our sales volume in 2010 compared to 2009. Then, in February 2011, Argentina enacted a further import regulation effective March 6, 2011 which signaled the closing stage of our distribution business. Our distribution agreement with Samsung expired on March 31, 2012. Going forward, our business will be centered on the provision of our verykool® product line. Our goal is to replace the lost gross profit from distribution revenues with higher margin verykool® sales through the expansion of our product portfolio and our entry into new geographic markets in Asia Pacific, Europe, Africa and Latin America.

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

Industry and Market Trends and Risks

The wireless business is extremely competitive. The industry is characterized by rapid technological development driven by faster and more capable chipsets, innovative software features and applications and faster networks provided by wireless carriers. In this environment, it is extremely difficult to differentiate our products, and price pressure is constant.

Over the past several years, our business has been concentrated in countries in Latin America. In addition, during that time, the majority of our revenue was derived from distribution sales of Samsung products in Argentina, typically at very thin margins. As mentioned above, in late 2009, Argentina enacted a significant import tariff on certain electronic devices, including wireless handsets, that threatened our distribution business and largely eroded our sales during 2010 and 2011. Our Samsung distribution business was concluded on March 31, 2012.

In late 2010 we expanded sales of our verykool® products into the Asia Pacific market with initial sales to customers in both China and India, and in 2011, we added customers in Western Europe, Russia, Singapore, Africa and certain other Southeast Asian countries. The economic profile of the consumer markets in both Latin America and Asia Pacific are similar in that they are extremely price sensitive. As a consequence, unlike the U.S. domestic market that is dominated by large providers, these markets are more open to smaller providers such as ourselves who are able to supply more competitively price handsets with similar features. We expect this situation to continue for the foreseeable future. The Latin America and Asia Pacific markets are also more attractive to us because the current level of cellular customer penetration is significantly lower in most countries in these regions in comparison to North America and Western Europe.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three months ended March 31,
	2012	2011
Net sales	100.0%	100.0%
Cost of sales	81.7%	91.4%

Gross profit	18.3%	8.6%

Operating expenses:
Selling, general and administrative	12.8%	15.1%
Research and development	4.1%	3.8%

	16.9%	18.9%

Operating income (loss) from continuing operations	1.4%	-10.3%
Other income (expense), net:
Other income	-0.5%	0.3%
Interest	0.0%	0.1%

Income (loss) from continuing operations before income taxes	0.9%	-9.9%
Provision for income taxes	0.0%	0.0%

Income (loss) from continuing operations	0.9%	-9.9%
Income from discontinued operation, net of tax	0.0%	0.5%

Net income (loss)	0.9%	-9.4%

Three months ended March 31, 2012 compared with three months ended March 31, 2011

Net Sales

For the three months ended March 31, 2012, our net sales from continuing operations amounted to $12.4 million, an increase of $2.9 million, or 31%, from $9.5 million in the same period last year. The increase was due to a substantial increase in sales of verykool® products partially offset by a decline in distribution sales. Net sales of verykool® products more than tripled during the first quarter of 2012 compared to the first quarter of the prior year with sales rising 219% from $3.1 million to $9.8 million. Sales of verykool® products to customers in Latin America more than doubled from the prior year, rising 112% from $3.0 million to $6.4 million, and we added $3.3 million of incremental private label sales to customers in Western Europe, Russia and Asia Pacific. We shipped 237% more verykool® handsets during the quarter than in the prior year, but the average selling price declined 6% due to product mix and the popularity of lower-priced phones in our Latin American markets.

Net distribution sales during the three months ended March 31, 2012 amounted to $2.6 million, representing a decline of $3.8 million, or 60%, from $6.4 million in the same period last year. As noted above, our distribution agreement with Samsung ended on March 31, 2012.

Cost of Sales, Gross Profit and Gross Margin

For the three months ended March 31, 2012, our gross profit amounted to $2,256,000, an increase of $1.4 million, or 178%, from $812,000 in the same period last year, as a result of both the increased sales volume and a higher mix of sales this year of our proprietary verykool® products compared to distribution revenues. Our gross profit margin for the three months ended March 31, 2012 more than doubled to 18.3% from 8.6% in the same period last year. For the three months ended March 31, 2012, net sales of verykool® products represented 79% of our total sales, compared to only 32% in the same period last year.

Operating Expenses

For the three months ended March 31, 2012, total operating expenses amounted to $2.1 million, an increase of 16% compared to $1.8 million in the same period last year. However, operating expenses as a percentage of net sales from continuing operations decreased to 16.9% in the three months ended March 31, 2012, compared with 18.9% for the same period last year, as net sales increased disproportionally to expenses. Selling, general and administrative expenses for the three months ended March 31, 2012 amounted to $1.6 million, an increase of $150,000, or 11%, compared to $1.4 million in the prior year quarter. The increase is primarily related to increased compensation expense for new employees and contractors, as well as sales commissions on increased sales, plus increased homologation expenses to prepare new phone models for sale and use on carrier networks. R&D expenses for the three months ended March 31, 2012 amounted to $500,000, an increase of $143,000, or 40%, compared to $357,000 in the prior year quarter. The increase is primarily related to compensation expense from expansion of our team in Beijing and prototyping and abandoned tooling expense.

Other Income (Expense)

For the three months ended March 31, 2012, other expense of $65,000 included $48,000 of foreign exchange losses as well as losses on disposal of fixed assets. For the three months ended March 31, 2011, other income of $28,000 was comprised primarily of gain on disposal of fixed assets and $11,000 of interest income was earned on an income tax refund we received.

Provision for Income Taxes

Because of our prior operating losses, our tax provisions for the three months ended March 31, 2012 and 2011 were nominal and consisted only of state and local taxes.

Income from Discontinued Operations (net of tax)

The discontinuance and closure of our operations in the U.S. and Mexico that began in the second quarter of 2008 was completed as of December 31, 2011. During the three months ended March 31, 2011, we reported net income from discontinued operations of $48,000 relating to the favorable resolution of an outstanding trade payable.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash generated from operations, lines of credit (bank and vendor) and, from time to time, the sale and exercise of securities to provide capital needed to support our business. However, we have incurred losses for the last three fiscal years and negative cash flow from operations in one of those years. In the three months ended March 31, 2012, we generated $2.9 million in cash flow from operations, comprised primarily of $0.3 million of net income before non-cash charges, decreases in trade and other accounts receivable, inventories, prepaids and other assets aggregating $1.9 million and a net decrease in payables and accruals of $0.7 million. We believe that our current cash resources and working capital are sufficient to fund our operations for the foreseeable future.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates affecting the application of those accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risk. The term “market risk” for us refers to the risk of loss arising from adverse changes in interest rates and various foreign currencies. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures.

Interest Rate Risk

At March 31, 2012, we had no outstanding interest bearing debt and no rate-sensitive investments.

Foreign Exchange and Other Risks

At March 31, 2012 and December 31, 2011, foreign currency cash accounts in Mexican pesos amounted to $6,000 and $64,000, respectively. Also at March 31, 2012 and December 31, 2011, accounts receivable denominated in Mexican pesos amounted to $576,000 and $251,000, respectively. Prior to December 2011, all of our sales transactions were denominated in U.S. dollars. Beginning in December 2011, we began to price sales in foreign currencies only to certain customers in Mexico. Product costs and the majority of our operating expenses are also denominated in U.S. dollars, but payroll and other costs of our Beijing development team are denominated in Chinese Yuan Renminbi.

Foreign currency risks are associated with our cash, receivables, payroll and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income (expense) in our consolidated statements of operations. For the three month period ended March 31, 2012, foreign exchange losses amounted to $48,000. At December 31, 2011 we had a single foreign currency forward contract in the amount of $303,000. There were no contracts outstanding at March 31, 2012.

As a result of our international sales, our future operating results could also be adversely affected by a variety of factors, including changes in specific countries’ political, economic or regulatory conditions and trade protection measures, particularly in China.

Item 4.	Controls and Procedures

Disclosure Controls

An evaluation was performed pursuant to Rule 13a-15(b) of the Exchange Act under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the President and Chief Executive Officer and the Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our first quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risk factors included below and other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which factors and information could materially affect our business, financial condition or operating results. The risk factors and uncertainties described in our last Annual Report on Form 10-K and this report are not the only risks and uncertainties facing our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or operating results. Except as set forth below, there have been no material changes to the risk factors included in our last Annual Report on Form 10-K.

Our business relating to distribution of Samsung products has ended as a result of a tariff enacted by Argentina in 2009 and a related regulation effected in 2011 which substantially increased the cost at the point of sale for certain imported electronics, including the products we sold. We may not be able to replace those sales.

Argentina, the country where we have historically sold a significant amount of OEM products and where we generated 87% of our net sales in 2009, passed a new tariff in November 2009 affecting certain imported electronics, including wireless handsets. As a consequence, much of that business was lost in 2010 and our sales in 2010 declined by 69% compared to 2009. Then, in February 2011, Argentina enacted a further import regulation effective March 6, 2011 that signaled the closing stage of our Samsung distribution business, and sales in 2011 declined by 52% compared to 2010. Our distribution agreement with Samsung expired March 31, 2012. We are working diligently to replace the lost distribution revenues with higher margin sales of our verykool® products through expansion into new geographic markets in Asia Pacific, Europe, Africa and Latin America. However, there can be no assurance that we will be successful in this effort to refocus our business on our verykool® products or whether it can be accomplished in a timely manner or at all.

The loss or reduction in orders from principal customers or a reduction in the prices we are able to charge these customers could have a negative impact upon our financial results.

Our three largest customers in the three months ended March 31, 2012 represented 21%, 17% and 14%, respectively, of our net sales during that period. Our second largest customer was a Samsung distribution customer and, as discussed above, that business has now concluded. In addition, the markets we serve and are targeting for future business are subject to significant price competition and our current customers are not contractually obligated to purchase products from us. For these and other reasons, such as competitive pricing and competitive pressures, our customers may seek to obtain products or services from us at lower prices than we have been able to charge in the past, and they could terminate our relationship or reduce their purchases from us in favor of lower-priced alternatives. In addition, we have experienced losses of certain customer bases through industry consolidation, a trend that may increase in our markets and in the ordinary course of business. The further loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity.

We have been experiencing net losses and expect that net losses may occur for an uncertain period of time. If we operate at a loss, our business may not be financially viable.

Although we reported net income of $105,000 for the three months ended March 31, 2012, we previously reported five consecutive loss years with an aggregate net loss of $19.6 million. As of March 31, 2012, our cash balance was $14.3 million, we had net working capital of $18.9 million and we had no outstanding debt. Given the continued economic volatility and the uncertainty of most global markets, we cannot adequately evaluate the financial viability of our business or our long-term prospects with any certainty. While our business plan includes a number of objectives to maintain profitability, if we do not succeed in these objectives, our business might continue to experience losses and may not be sustainable in the future.

We may be delisted from The NASDAQ Stock Market if we do not satisfy continued listing requirements.

At various times over the last several years we have faced potential delisting from The NASDAQ Global Market for failure to maintain the minimum $1.00 bid price per share requirement for continued listing. Because of our failure to comply with this requirement, on May 4, 2010 we were afforded a 180-day compliance period by The NASDAQ Stock Market (“NASDAQ”) to regain compliance. We later elected to transfer our listing to The NASDAQ Capital Market, which transfer was effective on November 4, 2010. This afforded us an additional 180-day compliance period until May 2, 2011 to demonstrate compliance. In January 2011, after the closing bid price of our stock had been at $1.00 per share or greater for 10 consecutive business days, we were notified by NASDAQ on February 1, 2011 that we had regained compliance.

However, on April 5, 2011, we received a deficiency letter from the NASDAQ Staff (the “Staff”) indicating that, for the previous thirty consecutive business days, the bid price for our common stock had again closed below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until October 3, 2011, to regain compliance. The letter stated that the Staff would provide written notification that we had achieved compliance with Rule 5550(a)(2) if at any time before October 3, 2011, the bid price of our common stock closed at $1.00 per share or more for a minimum of ten consecutive business days.

Although the bid price of our common stock did not rise to the $1.00 per share level for the specified number of days by October 3, 2011, we maintained our compliance with all other applicable listing requirements of The NASDAQ Capital Market, with the exception of the bid price requirement. Therefore, on October 4, 2011, we received notification from NASDAQ that we were granted an additional 180 calendar day period, or until April 2, 2012, to regain compliance.

As of April 2, 2012 we had not regained compliance with the bid price requirement and on April 3, 2012 we received notification from NASDAQ that, on April 12, 2012, our common stock would be delisted and trading suspended unless we requested an appeal. On April 9, 2012 we requested an oral hearing before the NASDAQ Hearings Panel to appeal the Staff’s delisting determination. On that same day, we received a response from NASDAQ that our request for a hearing was granted, and the hearing was scheduled for May 24, 2012. At the hearing, we intend to present a plan to regain compliance with the bid price requirement, which plan will necessarily include the option of a near-term reverse stock split. However, there can be no assurance that the Staff will grant our request for continued listing.

If our common stock were delisted from NASDAQ, you may find it difficult to dispose of your shares and our share price may be adversely affected.

If our common stock were to be delisted from The NASDAQ Capital Market, trading of our common stock would likely be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as OTC Pink, OTCQX, OTCQB or the OTC Bulletin Board. Such trading would reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, thereby negatively impacting the share price of our common stock.

If our common stock is delisted from The NASDAQ Capital Market and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on The NASDAQ Stock Market that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of stockholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the low current price of our common stock could result in an individual stockholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of the stock and the ability of investors to trade our common stock, thereby negatively impacting the share price of our common stock.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Employment Agreement effective March 1, 2012 between InfoSonics and Vernon A. LoForti

10.2	Employment Agreement effective April 9, 2012 between InfoSonics and Joseph Ram

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfoSonics Corporation

Date: May 4, 2012	By:	/S/ JOSEPH RAM
Joseph Ram
President and Chief Executive Officer

Date: May 4, 2012	By:	/S/ VERNON A. LOFORTI
Vernon A. LoForti
Vice President and Chief Financial Officer