Form 10-Q
period 2012-06-30
INFOSONICS CORP
filed 2012-08-14
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 14, 2012, the Registrant had 14,184,145 shares outstanding of its $0.001 par value common stock.

InfoSonics Corporation

FORM 10-Q

For quarterly period ended June 30, 2012

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$8,111	$6,318	$20,469	$15,787
Cost of sales	6,056	5,415	16,158	14,072

Gross profit	2,055	903	4,311	1,715

Operating expenses:
Selling, general and administrative	1,874	1,276	3,458	2,710
Research and development	496	394	996	751

	2,370	1,670	4,454	3,461

Operating loss from continuing operations	(315)	(767)	(143)	(1,746)

Other income (expense):
Other income (expense)	—	—	(65)	28
Interest, net	50	—	50	11

Loss from continuing operations before provision for income taxes	(265)	(767)	(158)	(1,707)
Provision for income taxes	—	—	(2)	(2)

Loss from continuing operations	(265)	(767)	(160)	(1,709)
Loss from discontinued operations, net of tax (Note 11)	—	(55)	—	(7)

Net loss	$(265)	$(822)	$(160)	$(1,716)

Net loss per share (basic and diluted):
Continuing operations	$(0.02)	$(0.06)	$(0.01)	$(0.12)
Discontinued operations	—	0.00	—	0.00

Net loss	$(0.02)	$(0.06)	$(0.01)	$(0.12)

Basic and diluted weighted-average number of common shares outstanding	14,184	14,184	14,184	14,184

Comprehensive loss:
Continuing operations	$(265)	$(822)	$(160)	$(1,716)
Foreign currency translation adjustments	(19)	48	43	52

Comprehensive loss	$(284)	$(774)	$(117)	$(1,664)

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	June 30, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$10,499	$11,422
Restricted cash	1,001	1,000
Trade accounts receivable, net of allowance for doubtful accounts of $322 and $97, respectively	6,883	8,610
Other accounts receivable	99	76
Inventory	3,933	2,238
Prepaid assets	2,268	2,485

Total current assets	24,683	25,831
Property and equipment, net	267	311
Other assets	315	69

Total assets	$25,265	$26,211

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,315	$2,506
Accrued expenses	3,964	4,719

Total current liabilities	6,279	7,225

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized (no shares issued and outstanding)	—	—
Common stock, $0.001 par value, 40,000 shares authorized; 14,184 shares issued and outstanding as of June 30, 2012 and December 31, 2011	14	14
Additional paid-in capital	32,168	32,051
Accumulated other comprehensive loss	(74)	(117)
Accumulated deficit	(13,122)	(12,962)

Total stockholders’ equity	18,986	18,986

Total liabilities and stockholders’ equity	$25,265	$26,211

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(160)	$(1,716)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	131	95
Loss on disposal of fixed assets	57	12
Provision for bad debts	225	—
Provision for (recovery of) obsolete inventory	25	(23)
Stock-based compensation expense	117	85
(Increase) decrease in:
Trade accounts receivable	1,502	6,179
Other accounts receivable	(23)	515
Inventory	(1,720)	43
Prepaids	217	(729)
Other assets	(246)	12
Increase (decrease) in:
Accounts payable	(191)	(3,000)
Accrued expenses	(755)	(161)

Cash provided by (used in) continuing operations	(821)	1,312
Cash provided by discontinued operations	—	601

Net cash provided by operating activities	(821)	1,913

Cash flows from investing activities:
Purchase of property and equipment	(144)	(120)
Sale of property and equipment	—	6
Increase in restricted cash	(1)	—

Net cash used in investing activities	(145)	(114)

Effect of exchange rate changes on cash	43	52

Net increase (decrease) in cash and cash equivalents	(923)	1,851
Cash and cash equivalents, beginning of period	11,422	12,484

Cash and cash equivalents, end of period	$10,499	$14,335

Cash paid for interest	$—	$—
Cash paid for income taxes	—	—

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

In the opinion of management, these unaudited consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly present the Company’s results of operations, financial position and cash flows as of June 30, 2012 and for all periods presented. The results reported in these consolidated financial statements for the three and six months ended June 30, 2012 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full fiscal year of 2012 or for any future period.

NOTE 2. Stock-Based Compensation

The Company has two equity incentive plans: the 2006 Equity Incentive Plan (“2006 Plan”) and the 2003 Stock Option Plan (“2003 Plan”). Each of the plans was approved by our stockholders. As of June 30, 2012, options to purchase 631,000 shares and 12,000 shares were outstanding under the 2006 Plan and the 2003 Plan, respectively, and a total of 717,000 shares are available for grant under the 2006 Plan. There are no options available for grant under the 2003 Plan.

The Company’s stock options vest on an annual or a monthly basis. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Such amount may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three and six months ended June 30, 2012, we recorded an expense of $27,000 and $57,000, respectively, related to options previously granted. During the three and six months ended June 30, 2011, we recorded an expense of $12,000 and $25,000, respectively, related to options previously granted. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference that results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

During the six months ended June 30, 2012, the Company granted a stock option on 10,000 shares. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 0.91% based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0% as the Company has not, and does not intend to, declare dividends; and an expected life of 4 years based upon the historical life of options. The expected volatility used in the calculation was 109% based on the Company’s historical stock price fluctuations for a period matching the expected life of the options. No stock option grants were made by the Company during the six months ended June 30, 2011. As of June 30, 2012, there was $120,000 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over the remaining weighted-average period of 1.13 years.

A summary of option activity under all of the above plans as of June 30, 2012 and changes during the six months then ended is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life
Outstanding at December 31, 2011	633	$0.90	5.61
Granted	10	$0.74	6.72
Exercised	—	$—	—
Forfeited	—	$—	—

Outstanding at June 30, 2012	643	$0.90	5.13

Vested and expected to vest	643	$0.90	5.13
Exercisable at June 30, 2012	396	$1.06	4.83

A summary of the status of the Company’s non-vested options at June 30, 2012 and changes during the six months then ended is presented below (shares in thousands):

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2011	349	$0.50
Granted	10	$0.54
Vested	(112)	$0.50
Forfeited	—	$—

Non-vested at June 30, 2012	247	$0.50

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

The Company evaluated the warrant on its Hong Kong subsidiary in accordance with ASC 718-50 and concluded that because the warrants were issued to the management company for allocation at its discretion, the proper treatment of the warrants was as specified in ASC 505-50 as equity-based payments to non-employees in exchange for services. The Company also concluded that the estimated fair value of the warrant at the date of grant was $365,000. The Company is recording the expense for this warrant based upon its estimated fair value on a straight-line basis over the three year performance period. During the three and six months ended June 30, 2012, we recorded an expense of $30,000 and $60,000, respectively, related to this warrant. During the three and six months ended June 30, 2011, we also recorded an expense of $30,000 and $60,000, respectively, related to this warrant.

The Company’s stock-based compensation is classified in the same expense line items as cash compensation. Information about stock-based compensation included in the unaudited results of operations for the three and six months ended June 30, 2012 and 2011 is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Officer compensation	$16	$6	$32	$14
Non-employee directors	5	2	10	3
Sales, general and administrative	6	4	15	8
Research and development	30	30	60	60

Total stock option/warrant expense, included in total operating expenses	$57	$42	$117	$85

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

Common shares from the potential exercise of certain options have been excluded from the computation of earnings (loss) per share because their exercise prices are greater than the Company’s average stock price for the period. For the three and six months ended June 30, 2012, the number of shares excluded was 37,000 and 106,000, respectively. For the three and six months ended June 30, 2011, the number of shares excluded was 111,000 and 111,000, respectively. In addition, because their effect would have been anti-dilutive, common shares from exercise of in-the-money options for the three and six months ended June 30, 2012 of 606,000 and 537,000, respectively, and for the three and six months ended June 30, 2011 of 278,000 and 278,000, respectively, have also been excluded from the computation of net loss per share.

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2011 remain open to examination or re-examination. As of June 30, 2012, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or results of operations. For the three and six months ended June 30, 2012, deferred income tax assets and the corresponding valuation allowance increased by $7,000 and $125,000, respectively.

NOTE 5. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories. The Company records a reserve against inventories to account for obsolescence and possible price concessions required to liquidate inventories below cost. During the six months ended June 30, 2012, the inventory reserve balance was increased by $25,000. As of June 30, 2012 and December 31, 2011, the inventory reserve was $132,000 and $107,000, respectively. From time to time, the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of June 30, 2012 and December 31, 2011, the prepaid inventory balances were $1,888,000 and $2,158,000, respectively, which are included in prepaid assets in the accompanying consolidated balance sheets. Inventory consists of the following (in thousands):

	June 30, 2012 (unaudited)	December 31, 2011 (audited)
Finished goods	$4,065	$2,345
Inventory reserve	(132)	(107)

Net inventory	$3,933	$2,238

NOTE 6. Property and Equipment

Property and equipment are primarily located in the United States and China, including test fixtures and computer equipment at the Company’s development subsidiary in China and certain tooling and product molds located at outsourced manufacturers in Asia. Fixed assets consisted of the following (in thousands):

	June 30, 2012 (unaudited)	December 31, 2011 (audited)
Machinery and equipment	$346	$284
Tooling and molds	332	764
Furniture and fixtures	48	42
Leasehold improvements	36	—

Subtotal	762	1,090
Less accumulated depreciation	(495)	(779)

Total	$267	$311

Depreciation expense for the three and six months ended June 30, 2012 was $67,000 and $131,000, respectively, and for the three and six months ended June 30, 2011 was $58,000 and $95,000, respectively.

NOTE 7. Accrued Expenses

As of June 30, 2012 and December 31, 2011, accrued expenses consisted of the following (in thousands):

	June 30, 2012 (unaudited)	December 31, 2011 (audited)
Accrued product costs (including warranty)	$2,277	$1,667
Income taxes payable	101	98
Other accruals	1,586	2,954

Total	$3,964	$4,719

NOTE 8. Derivative Instruments and Hedging Activities

On December 9, 2011, the Company entered into a Foreign Exchange Trading Master Agreement and a Pledge Agreement (collectively, the “Agreement”) with HSBC Bank USA (the “Bank”). Under the terms of the Agreement, the Company and the Bank may enter into spot and/or forward foreign exchange transactions and/or foreign currency options. The Company intends to use these derivative instruments to manage the foreign currency risk associated with its trade accounts receivable that are denominated in foreign currencies, primarily the Mexican peso. In order to secure its obligations under the Agreement, the Company deposited $1 million into a restricted account. For the three months ended March 31, 2012, foreign exchange losses amounted to $48,000, and there were no foreign exchange losses in the three months ended June 30, 2012. At December 31, 2011 we had a single foreign currency forward contract in the amount of $303,000. There were no such contracts outstanding at June 30, 2012.

NOTE 9. Recent Accounting Pronouncements

Recently Adopted:

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance was effective for annual periods beginning after December 15, 2011. Other than requiring additional disclosures, the full adoption of this new guidance has not had an impact on the Company’s consolidated financial statements.

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

Issued (Not adopted yet):

In December 2011, the FASB issued guidance on offsetting (netting) assets and liabilities. Entities are required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The new guidance is effective for annual periods beginning after January 1, 2013. We do not expect the adoption of this new guidance to have an impact on the Company’s consolidated financial statements.

NOTE 10. Discontinued Operations

During the quarter ended June 30, 2008, the Company assessed its business in the United States and Mexico. Due to the changing environment and consolidation in the United States of the smaller regional cellular carriers (one of the Company’s then target markets) into larger national carriers, along with the Company’s inability to penetrate the Mexico market due to challenges of fostering sales relations with the dominant cellular carriers there, management determined that it was necessary to take decisive actions to mitigate further losses. The Company implemented actions necessary to close operations related to sales in both of those countries, which actions were substantially completed by the end of 2009. The discontinuation of both operations was totally complete as of December 31, 2011. Results of the unaudited discontinued operations for the three and six months ended June 30, 2011 were as follows (in thousands):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Net sales	$—	$—
Gross profit	—	53
Net income (loss)	(55)	(7)
Identifiable assets	112	112
Capital expenditures	—	—
Depreciation and amortization	—	—

NOTE 11. Geographic Information

The Company currently operates in one business segment. Fixed assets are principally located in Company or third-party facilities in the United States and Asia. The unaudited net sales by geographical area for the three and six months ended June 30, 2012 and 2011 were (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Central America	$2,409	$2,624	$4,592	$5,119
South America	2,003	2,433	6,042	9,053
Mexico	493	151	1,569	151
U.S.-based Latin American distributors	2,170	966	3,861	1,277
Europe, Middle East and Africa	952	—	4,129	—
Asia Pacific	84	144	276	187

Total	$8,111	$6,318	$20,469	$15,787

NOTE 12. Commitments and Contingencies

On May 22, 2012, a lawsuit was filed against the Company in Santo Domingo, Dominican Republic (Case No. FP-12-461) by Viaimport, SRL, a former customer of the Company, and served on the Company on July 12, 2012. The complaint alleges breach of contract and seeks U.S. $1 million in damages. The Company believes that the case is without merit and intends to vigorously defend itself. Although the lawsuit is in its early stages, at this time we do not believe it will have a material adverse effect on our financial condition. However, the ultimate legal and financial liability with respect to this matter cannot be estimated with certainty and is complicated by the foreign venue of the case.

The Company may become involved in certain other legal proceedings and claims which arise in the normal course of business. Other than as described above, as of the filing date of this report, the Company did not have any significant litigation outstanding.

The Company leases its corporate office under an operating lease agreement that will expire on September 30, 2012. On May 23, 2012, the Company entered into an amendment to that lease agreement under which the Company will occupy an alternate property owned by the same landlord for an additional five year term commencing October 1, 2012 and ending September 30, 2017. The new property is approximately 10% larger, but the initial rental rate will be 44% lower than the expiring rate on the existing property. Future minimum payments under the amendment are $916,000.

NOTE 13. Fair Value of Financial Instruments

The FASB accounting guidance requires disclosure of fair value information about financial instruments, whether or not recognized in the accompanying consolidated balance sheets. Fair value as defined by the guidance is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value estimates of financial instruments are not necessarily indicative of the amounts we might pay or receive in actual market transactions. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Effective April 1, 2008 the Company adopted and follows ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) which established a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instruments categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The Company’s cash and cash equivalents and restricted cash are measured at fair value in the Company’s consolidated financial statements and are valued using unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs under ASC 820). The carrying amount of our accounts receivable, other accounts receivable, prepaid expenses, accounts payable and accrued expenses reported in the consolidated balance sheets approximates fair value because of the short maturity of those instruments.

At June 30, 2012 and December 31, 2011, we did not have any material applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.

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

This report contains “forward-looking statements,” including, without limitation, statements about customer relationships, marketing of our verykool® products, sales levels, cost reductions, operating efficiencies, profitability and adequacy of working capital, that are based on current management expectations and which involve certain risks and uncertainties. These risks and uncertainties, in whole or in part, could cause such expectations to fail to be achieved and have a material adverse effect on our business, financial condition and results of operations, and include, without limitation: (1) intense competition internationally, including competition from alternative business models, such as manufacturer-to-carrier sales, which may lead to reduced prices, lower sales, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages; (2) the ability of our China R&D group to develop new verykool® handsets and successfully introduce them into new emerging markets; (3) extended general economic downturn in world markets; (4) inability to secure adequate supply of competitive products on a timely basis and on commercially reasonable terms; (5) foreign exchange rate fluctuations, devaluation of a foreign currency, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, including, without limitation, the imposition, creation, increase or modification of tariffs, taxes, duties, levies and other charges and other related risks of our international operations which could significantly increase selling prices of our products to our customers and end-users; (6) the ability to attract new sources of profitable business from expansion of products or services or risks associated with entry into new markets, including geographies, products and services; (7) an interruption or failure of our information systems or subversion of access or other system controls may result in a significant loss of business, assets, or competitive information; (8) significant changes in supplier terms and relationships or shortages in product supply; (9) loss of business from one or more significant customers; (10) customer and geographical accounts receivable concentration risk and other related risks; (11) rapid product improvement and technological change resulting in inventory obsolescence; (12) uncertain political and economic conditions internationally, including terrorist or military actions; (13) the loss of a key executive officer or other key employees and the integration of new employees; (14) changes in consumer demand for multimedia wireless handset products and features; (15) our failure to adequately adapt to industry changes and to manage potential growth and/or contractions; (16) seasonal buying patterns; (17) the resolution of any litigation for or against the

Company; (18) the ability of the Company to have access to adequate capital to fund its operations; and (19) the ability of the Company to generate taxable income in future periods. Reference is also made to other factors detailed from time to time in our periodic reports filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this release and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this release. We have instituted in the past, and continue to institute, changes to our strategies, operations and processes to address risks and uncertainties and to mitigate their impacts on our results of operations and financial condition. However, no assurances can be given that we will be successful in these efforts. For a further discussion of significant risk factors to consider, see “Risk Factors” below in this report and “Item 1A. Risk Factors” of our Annual Report on Form 10-K. In addition, other risks or uncertainties may be detailed from time to time in our future SEC filings.

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

Prior to March 2012 and for the past five years, there were essentially two ways through which we provided wireless handsets and accessories: (1) through the distribution of wireless handsets supplied by major manufacturers, primarily Samsung, and (2) through the provision of our proprietary verykool® phones that we originally sourced from independent design houses and original design manufacturers (“ODMs”). Our annual revenue peaked in 2006 when we recorded approximately $241 million of net sales. In 2009, more than 95% of our net sales of approximately $231 million were derived from distribution sales of Samsung products to carriers in Argentina. In late 2009, however, a stiff import tariff on certain electronic devices, including wireless handsets, was enacted in Argentina. The tariff had a significant negative impact on our sales beginning in the first quarter of 2010, and ultimately resulted in a decrease of 69% of our sales volume in 2010 compared to 2009. Then, in February 2011, Argentina enacted a further import regulation effective March 6, 2011 which signaled the closing stage of our distribution business. Our distribution agreement with Samsung expired on March 31, 2012. Since then and going forward, our business has been and will be centered on our verykool® product line. Our goal is to replace the lost gross profit from distribution revenues with higher margin verykool® sales through the expansion of our product portfolio and entry into new geographic markets in Asia Pacific, Europe, Africa and Latin America.

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

In late 2010 we expanded sales of our verykool® products into the Asia Pacific market with initial sales to customers in both China and India, and in 2011, we added customers in Western Europe, Russia, Singapore, Africa and certain other Southeast Asian countries. The economic profile of the consumer markets in both Latin America and Asia Pacific are similar in that they are extremely price sensitive. As a consequence, unlike the U.S. domestic market that is dominated by large providers, these markets are more open to smaller providers such as ourselves who are able to supply more competitively priced handsets with similar features. We expect this situation to continue for the foreseeable future. The Latin America and Asia Pacific markets are also more attractive to us because the current level of cellular customer penetration is significantly lower in most countries in these regions in comparison to North America and Western Europe.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.7%	85.7%	78.9%	89.1%

Gross profit	25.3%	14.3%	21.1%	10.9%

Operating expenses:
Selling, general and administrative	23.1%	20.2%	16.9%	17.2%
Research and development	6.1%	6.2%	4.9%	4.8%

	29.2%	26.4%	21.8%	22.0%

Operating loss from continuing operations	(3.9%)	(12.1%)	(0.7%)	(11.1%)
Other income (expense):
Other income (expense)	—	—	(0.3%)	0.2%
Interest, net	0.6%	—	0.2%	0.0%

Loss from continuing operations before income taxes	(3.3%)	(12.1%)	(0.8%)	(10.9%)
Provision for income taxes	—	—	0.0%	0.0%

Loss from continuing operations	(3.3%)	(12.1%)	(0.8%)	(10.9%)
Loss from discontinued operation, net of tax	—	(0.9%)	—	0.0%

Net loss	(3.3%)	(13.0%)	(0.8%)	(10.9%)

Three months ended June 30, 2012 compared with three months ended June 30, 2011

Net Sales

For the three months ended June 30, 2012, our net sales amounted to $8.1 million, an increase of $1.8 million, or 28%, from $6.3 million in the same period last year. The increase was due to a substantial increase in sales of verykool® products partially offset by a decline in distribution sales. Net sales of verykool® products nearly doubled during the second quarter of 2012 compared to the second quarter of the prior period with sales rising 99% from $4.0 million to $7.96 million. Sales of verykool® products to customers in Latin America rose 81% from $3.8 million to $6.9 million, and we added $0.9 million of incremental private label sales to customers in Western Europe, Russia, Africa and Asia Pacific. We shipped 145% more verykool® handsets during the quarter than in the prior year, but the average selling price declined 19% due to product mix and the popularity of lower-priced phones in our Latin American markets.

Partially offsetting the improvement in sales of verykool® products noted above, net distribution sales during the three months ended June 30, 2012 declined by $2.2 million compared with the same period last year reflecting the expiration on March 31, 2012 of our distribution agreement with Samsung and the absence of Samsung sales during the quarter.

Cost of Sales, Gross Profit and Gross Margin

For the three months ended June 30, 2012, our gross profit amounted to $2.1 million, an increase of $1.2 million, or 128%, from $903,000 in the same period last year, as a result of both the increased sales volume of our proprietary verykool® products and the absence of Samsung distribution revenues. Our gross profit margin for the three months ended June 30, 2012 rose significantly to 25.3% from 14.3% in the same period last year. For the three months ended June 30, 2012, net sales of verykool® products represented 98% of our total sales, compared to 63% in the same period last year.

Operating Expenses

For the three months ended June 30, 2012, total operating expenses amounted to $2.4 million, an increase of 42% compared to $1.7 million in the same period last year. Operating expenses as a percentage of net sales increased to 29% in the three months ended June 30, 2012, compared with 26% for the same period last year. Selling, general and administrative expenses for the three months ended June 30, 2012 amounted to $1.9 million, an increase of $598,000, or 47%, compared to $1.3 million in the prior year quarter. The increases were primarily related to an increase of $225,000 in our bad debt reserve, increased compensation expense for new employees and contractors, as well as sales commissions on increased sales, plus increased marketing and travel expenses. R&D expenses for the three months ended June 30, 2012 amounted to $496,000, an increase of $102,000, or 26%, compared to $394,000 in the prior year quarter. The increase was primarily due to increased compensation expense from expansion of our team in Beijing.

Other Income (Expense)

For the three months ended June 30, 2012, other income of $50,000 consisted primarily of interest income on financed customer receivables. We had no items of other income in the prior year quarter.

Provision for Income Taxes

Because of our prior operating losses and lack of carry-back ability, we had no provision for income taxes for the three months ended June 30, 2012 and 2011.

Income from Discontinued Operations (net of tax)

The discontinuance and closure of our operations in the U.S. and Mexico that began in the second quarter of 2008 was completed as of December 31, 2011. During the three months ended June 30, 2011, we reported a net loss from discontinued operations of $55,000 comprised of a foreign currency exchange rate loss on conversion of Mexican pesos to U.S. dollars, a bad debt writeoff and expenses relating to the recovery of prepaid Mexican VAT taxes.

Six months ended June 30, 2012 compared with six months ended June 30, 2011

Net Sales

For the six months ended June 30, 2012, our net sales amounted to $20.5 million, an increase of $4.7 million, or 30%, from $15.8 million in the same period last year. The increase reflects a significant increase in sales of our proprietary verykool® handsets. Net sales of verykool® products during the six months ended June 30, 2012 amounted to $17.7 million, an increase of $10.7 million, or 151%, from $7.0 million in the same period last year. We shipped 186% more verykool® handsets during the first half of 2012 than in the prior year’s first half, and the average selling price declined by 12% due a shift in product mix to lower priced phones that are popular in Latin America.

Partially offsetting the increase in sales of our proprietary verykool® handsets was a decline in Samsung distribution sales reflecting the wind down of our Samsung distribution business. Distribution sales during the six months ended June 30, 2012 amounted to $2.7 million, a decrease of $6.0 million, or 69%, from $8.7 million in the same period last year.

Cost of Sales, Gross Profit and Gross Margin

For the six months ended June 30, 2012, our gross profit amounted to $4.3 million, an increase of $2.6 million, or 151%, from $1.7 million in the same period last year. The significant increase reflects the combined effect of the increased level of sales during the period and the higher mix of sales this year of our proprietary verykool® products compared to our distribution revenues. Our gross profit margin for the six months ended June 30, 2012 was 21.1% of net sales, a 151% increase from the gross margin of 10.9% in the same period last year. For the six months ended June 30, 2012, net sales of verykool® products represented 87% of our total sales, compared to only 45% in the same period last year.

Operating Expenses

For the six months ended June 30, 2012, total operating expenses amounted to $4.5 million, an increase of 29% compared to $3.5 million in the same period last year. However, operating expenses as a percentage of net sales decreased slightly to 21.8% in the six months ended June 30, 2012, compared with 21.9% for the same period last year, as net sales increased at a slightly faster pace compared to expenses. Selling, general and administrative expenses for the six months ended June 30, 2012 amounted to $3.5 million, an increase of $748,000, or 28%, compared to $2.7 million for the same period last year. This increase is primarily related to an increase of $225,000 in our bad debt reserve, increased compensation expense for new employees and contractors, as well as sales commissions on increased sales, plus increased marketing, travel and homologation expenses to prepare new phone models for sale and use on carrier networks. Research and development expenses for the six months ended June 30, 2012 amounted to $996,000, an increase of $245,000, or 33%, compared to $751,000 for the same period last year. The increase is primarily related to compensation expense from expansion of our team in Beijing and prototyping and abandoned tooling expense.

Other Income (Expense)

For the six months ended June 30, 2012, other income (expense) included $65,000 of expense comprised of $48,000 of foreign exchange losses and a $17,000 loss on disposal of fixed assets. We also recorded $50,000 of interest income primarily related to financed customer receivables. For the six months ended June 30, 2011, we recorded $28,000 of other income relating principally to the gain on sale of fixed assets in connection with the closure of our Miami warehouse on March 31, 2011 and $11,000 of interest income earned on an income tax refund.

Provision for Income Taxes

Because of our operating losses and lack of carry back ability, our tax provisions for the six month periods ended June 30, 2012 and 2011 were nominal and consisted only of state and local taxes.

Loss from Discontinued Operations (net of tax)

During the six months ended June 30, 2011, we reported a net loss from discontinued operations of $7,000 including a foreign currency exchange rate loss and bad debt writeoff, partially offset by the favorable resolution of an outstanding trade payable.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash generated from operations, lines of credit (bank and vendor) and, from time to time, the sale and exercise of securities to provide capital needed to support our business. However, we have incurred losses for the last three fiscal years and negative cash flow from operations in one of those years. In the six months ended June 30, 2012, we used $821,000 in cash for operations, comprised primarily of a $1.7 million increase in inventories and a $946,000 decrease in accounts payable and accruals, partially offset by a $1.2 million reduction in accounts receivable, $395,000 of net income before non-cash charges and a $248,000 decrease in prepaids and other assets. Although we do not currently have a bank credit line, we believe that our current cash resources and working capital are sufficient to fund our operations for the foreseeable future.

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

Interest Rate Risk

At June 30, 2012, we had no outstanding interest bearing debt and no rate-sensitive investments.

Foreign Exchange and Other Risks

At June 30, 2012 and December 31, 2011, foreign currency cash accounts in Mexican pesos amounted to $117,000 and $64,000, respectively. Also at June 30, 2012 and December 31, 2011, accounts receivable denominated in Mexican pesos amounted to $405,000 and $251,000, respectively. Prior to December 2011, all of our sales transactions were denominated in U.S. dollars. Beginning in December 2011, we began to price sales in foreign currencies only to certain customers in Mexico. Product costs and the majority of our operating expenses are also denominated in U.S. dollars, but payroll and other costs of our Beijing development team are denominated in Chinese Yuan Renminbi.

Foreign currency risks are associated with our cash, receivables, payroll and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income (expense) in our consolidated statements of operations. For the three month period ended March 31, 2012, foreign exchange losses amounted to $48,000. We had no foreign exchange losses in the three month period ended June 30, 2012. At December 31, 2011 we had a single foreign currency forward contract in the amount of $303,000. There were no such contracts outstanding at June 30, 2012.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our second quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Viamport Litigation

On May 22, 2012, a lawsuit was filed against the Company in Santo Domingo, Dominican Republic (Case No. FP-12-461) by Viaimport, SRL, a former customer of the Company, and served on the Company on July 12, 2012. The complaint alleges breach of contract and seeks $1 million in damages. The Company believes that the case is without merit and intends to vigorously defend itself. Although the lawsuit is in its early stages, at this time we do not believe it will have a material adverse effect on our financial condition. However, the ultimate legal and financial liability with respect to this matter cannot be estimated with certainty and is complicated by the foreign venue of the case. The Company intends to expense legal costs related to this matter as incurred.

The Company may become involved in certain other legal proceedings and claims which arise in the normal course of business. Other than as described above, as of the filing date of this report, the Company did not have any significant litigation outstanding.

Item 1A.	Risk Factors

In addition to the risk factors included below and other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and those included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, which factors and information could materially affect our business, financial condition or operating results. The risk factors and uncertainties described in our last Annual Report on Form 10-K, our Quarterly Report on Form 10-Q and this report are not the only risks and uncertainties facing our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or operating results. Except as set forth below, there have been no material changes to the risk factors included in our last Annual Report on Form 10-K and those included in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

The loss or reduction in orders from principal customers or a reduction in the prices we are able to charge these customers could have a negative impact upon our financial results.

Our three largest customers in the three months ended June 30, 2012 represented 22%, 11% and 7%, respectively, of our net sales during that period. The markets we serve and are targeting for future business are subject to significant price competition and other competitive pressures, and our current customers are not contractually obligated to purchase products from us. For these and other reasons, our customers may seek to obtain products or services from us at lower prices than we have been able to charge in the past, and they could terminate our relationship or reduce their purchases from us in favor of lower-priced alternatives. In addition, we have experienced losses of certain customers through industry or vendor consolidation, a trend that may increase in our markets and in the ordinary course of business. The further loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity.

We have been experiencing net losses and expect that net losses may occur for an uncertain period of time. If we operate at a loss, our business may not be financially viable.

Although we reported net income of $105,000 for the three months ended March 31, 2012, we reported a $265,000 loss for the three months ended June 30, 2012 and we previously reported five consecutive loss years with an aggregate net loss of $19.6 million. As of June 30, 2012, our balance of cash and restricted cash was $11.5 million, we had net working capital of $18.4 million and we had no outstanding debt. Given the continued economic volatility and the uncertainty of most global markets, we cannot clearly evaluate the financial viability of our business or our long-term prospects with any certainty. While our business plan includes a number of objectives to maintain profitability, if we do not succeed in these objectives, our business might continue to experience losses and may not be sustainable in the future.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Amendment to Office Space Lease, dated May 23, 2012, by and between UTC Properties LLC and the Company.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfoSonics Corporation

Date: August 14, 2012	By:	/s/ JOSEPH RAM
Joseph Ram
President and Chief Executive Officer

Date: August 14, 2012	By:	/s/ VERNON A. LOFORTI
Vernon A. LoForti
Vice President and Chief Financial Officer