Form 10-K
period 2012-12-31
INFOSONICS CORP
filed 2013-03-22
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-32217

InfoSonics Corporation

(Exact name of registrant as specified in its charter)

Maryland	33-0599368
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

3636 Nobel Drive, Suite 325

San Diego, CA 92122

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $15,559,668. This calculation is based upon the closing price of $1.56 of the stock on June 29, 2012. Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of March 22, 2013, there were 14,184,146 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Company’s 2013 Annual Meeting of Stockholders expected to be held on June 10, 2013.

InfoSonics Corporation

Form 10-K for the Year Ended December 31, 2012

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

Company Overview

We are a provider of wireless handsets (which may be referred to herein as “phones”, “cell phones”, “mobile phones”, “feature phones” and “smartphones”) and accessories to carriers, distributors and original equipment manufacturers (“OEMs”) in Latin America, Asia Pacific, Europe and Africa. We design, develop, source and sell our proprietary line of products under the verykool® brand and on a private label basis to certain customers (collectively referred to as verykool® products). We first introduced our verykool® brand in 2006 with the goal to provide the market with products that are unique, beautifully designed, feature packed and provide exceptional “value” for the consumer. Our verykool® products include entry-level, mid-tier and high-end feature phones and Android-based smartphones.

Our corporate headquarters are in San Diego, California. We have wholly owned subsidiaries in Central and South America, which conduct some of our business activities in their respective regions, as well as subsidiaries in Hong Kong and China where we conduct research and development of our verykool® products, oversee production at contract manufacturers, conduct quality control and monitor third party logistics and warehousing for shipment to our customers. We also have sales representatives, field engineers and marketing resources located throughout Latin America, our principal market.

For the past five years, our business has had two primary components: (1) legacy distribution of wireless handsets supplied by major manufacturers, primarily Samsung, and (2) provision of our own proprietary verykool® products that we originally sourced from independent design houses and original design manufacturers (“ODMs”). Our revenue peaked in 2006 when we recorded approximately $241 million of net sales. In 2009, more than 95% of our net sales of approximately $231 million were derived from distribution sales of Samsung product to carriers in Argentina. In late 2009, however, a stiff import tariff on certain electronic devices, including wireless handsets, was enacted in Argentina. The tariff had a significant negative impact on our sales beginning in the first quarter of 2010, and ultimately resulted in a decrease of 69% of our sales volume in 2010 compared to 2009. Then, in February 2011, Argentina enacted a further import regulation effective March 6, 2011 which signaled the closing stage of our distribution business. Our distribution agreement with Samsung was scheduled to expire December 31, 2011 but was extended until March 31, 2012 to accommodate the orderly conclusion of this business. Since April 1, 2012 , our business has and will continue to be centered on our verykool® product line.

Our flagship product line is now verykool®. In order to better control our product roadmap, in April 2010 we established an in-house design center in Beijing, China where we design a number of phones in our product portfolio. We continue to source the remainder of our phones from independent design houses and ODMs. We contract with electronic manufacturing services (“EMS”) providers to manufacture all of our branded products.

We incorporated under the laws of the State of California on February 7, 1994, under the name InfoSonics Corporation. On September 11, 2003, we reincorporated under the same name under the laws of and into the State of Maryland.

Global Wireless Industry

Today’s wireless handsets can be segmented into two primary categories: feature phones and smartphones. The distinguishing characteristics of smartphones is that they are built on a mobile operating system and are generally more sophisticated, have higher computing power and are more expensive. Rapid technological developments over recent years within the wireless telecommunications industry have allowed wireless subscribers to talk, send and receive text messages, send and receive e-mails, capture and transmit digital images, send and receive multimedia messages, play games, listen to music, watch visual content and browse the Internet using all-in-one wireless handsets. Wireless handsets, accessories and services also are being used around the world to provide remote monitoring, point-of-sale transaction processing, inter-device communications, local area networks, location monitoring, sales force automation, and customer relationship management. While current demand for some of these more advanced services and features is not as strong in certain of the price-sensitive foreign markets we serve, the cost of producing smartphones continues to decline and we believe demand will increase in the future as the products become more affordable and worldwide economic conditions improve.

The following statistics were published by GSMA Wireless Intelligence. Worldwide wireless connections at December 31, 2012 reached an estimated 6.8 billion, or approximately 97% of the world’s population. However, this number decreases to an estimated 5.9 billion when machine-to-machine connections and inactive SIM cards are excluded. Furthermore, it is estimated that consumers use an average of 1.85 SIM cards each so that the number of “unique” mobile subscribers at the end of 2012 was estimated to be 3.2 billion. This indicates that only an estimated 46% of the world’s population has subscribed to mobile services. Approximately one-third of the world’s 7 billion population are unlikely to be able to subscribe to mobile services for a variety of reasons including an absence of network coverage, but GSMA Wireless Intelligence predicts that the mobile industry will reach the 5 billion unique user milestone over the next decade as network expansion continues to progress in developing markets and as people in rural areas subscribe to mobile services. By 2017, subscriber penetration in “developed” countries is expected to pass 80%, and growth in these markets is expected to slow. In contrast, subscriber penetration across “developing” countries is forecast to increase from 39% in 2012 to 47% in 2017. The highest unique subscriber penetration is in Japan (88%) and Europe (87% in the UK). However, penetration is only 26% in India, 33% in Africa and 57% in South America. In China, the world’s largest mobile market, unique subscriber penetration is expected to grow from 43% to 52% over the next five years.

According to Strategy Analytics, shipments of mobile phones during 2012 increased by less than 2% to an estimated 1.575 billion devices compared to 1.546 billion units in 2011. However, according to the firm IDC, shipments of smartphones in 2012 grew by 43% over the prior year to more than 700 million units. This represents approximately 44% of all mobile phone shipments for the year. The replacement cycle and the popularity and affordability of smartphones remain the largest factors driving global mobile phone sales demand.

The rapid shift from feature phones to smartphones is evidenced in the Q4-2012 shipment numbers published by IDC. Worldwide smartphone shipments in Q4-2012 amounted to over 219 million units, a 36% increase over Q4-2011, and 45% of all mobile phone shipments in the quarter. The Android operating system became the undisputed worldwide volume leader in smartphones in 2012, growing from a 49% market share in 2011 to 68% market share in 2012. However, 2013 is expected to be a year when Android will be required to defend its leadership position not only against Apple, but also against a building wave of challengers including Microsoft, Blackberry, Firefox, Ubuntu and Tizen.

In 2013, IDC expects 5.5% growth over 2012 in worldwide mobile phone shipments. This includes an expected 22% increase in smartphone shipments, much slower than the 43% growth in 2012. 2013 unit shipments of feature phones are expected to decline globally by 6%, a slower rate of decline compared to the 15% decline experienced in 2012.

Our Business and Strategy

China is the world leader in both manufacturing and design of wireless handsets. Furthermore, on the manufacturing front, Chinese suppliers have forced most other competitors out of the worldwide market with their substantial cost advantage. With a desire to improve our time-to-market, better protect our technology and know-how and improve our cost structure, in late 2009 we began to search for an experienced management team to serve as the core for an in-house design team based in Beijing. In April 2010 we recruited a team of experienced management and technical personnel who now serve as both our design house for all our markets and as the base for marketing and selling our products in Asia-Pacific. At December 31, 2012, this team consisted of 55 employees, primarily engineers located in Beijing, and quality control and manufacturing support personnel in Shenzhen. The quarter ended June 30, 2010 was the first full quarter of operation of our China subsidiary. Its expenses are classified as R&D expenses on our statement of operations, together with any NRE (non-recurring engineering) expenses paid to other design houses. We shipped our first product designed by our China team to a customer in China in October 2010. We expect to continue to use outside design houses to augment the efforts of our China development team. All of our manufacturing is done by contract manufacturers in China.

Our current strategy is to source most of our low-end feature phones from outside design houses and have our in-house development team focus on more complicated models and smartphones. Many of our internally developed models are ruggedized, active lifestyle phones that are the basis for a concept we believe has significant market potential. We believe the attractive industrial design or “feel” of these phones gives them strong appeal, and, when combined with a rather unique combination of features, help differentiate these products from the competition. With the cessation of our historical distribution business, we are striving to expand sales of our proprietary verykool® phones. Our strategy includes the following elements:

•	Continued refreshment and introduction of new models of our verykool® line of differentiated phones.

•	Transition our line-up of phones to include a greater selection of smartphones in response to the affordability and popularity of smartphones in worldwide markets.

•	Expansion into new geographic markets, including the United States and throughout Europe.

•	Leverage our historical presence and existing infrastructure in Latin America.

•	Expand our design partnerships and other relationships to enhance our design capabilities and product offerings.

Differentiated verykool® Product Line.

The worldwide market for wireless handsets is extremely competitive. It is characterized by a large number of providers, often with very similar products, who often ultimately compete on price at very thin margins. The capabilities and features of the phones are primarily a function of the chipset manufacturers, and it is difficult to achieve differentiation. Despite this, we still believe differentiation is possible, particularly through our line of verykool® active lifestyle handsets that we are in the process of expanding. We strive for (1) a consistent, attractive industrial design, (2) a unique combination of features, and (3) an attractive price point which together provide exceptional “value” to the consumer and which we hope will set our phones apart from the competition.

Smartphones vs. Feature Phones.

Technological advances and affordability in smartphones, including the pervasiveness of the open source Android operating system, are driving the global wireless industry. The popularity of smartphones is gaining dramatically in developed countries with broader-based consumer purchasing power. However, in certain geographic regions including Latin America, the market is extremely price sensitive and the price points of traditional smartphones are beyond the reach of most consumers. With increasing volumes and lower production costs for smartphones, we intend to expand our portfolio of affordable smartphones. We will also continue to provide low-end feature phones, but expect over time to replace more expensive feature phones with entry-level smartphones.

Geographic Market Expansion.

Historically, our traditional market focus has been Latin America. However, as described above, with the opening of our new development subsidiary in Beijing in April 2010, we expanded geographically into Asia Pacific by offering our products to OEM customers on a private label basis. In the fourth quarter of 2010 we shipped our first products to customers in both China and India, and in 2011 added private label customers in Western Europe, Russia, Singapore, other Southeast Asian countries and Africa. During 2012, our private label business was concentrated in the first quarter, and in 2013 we intend to explore the introduction of the verykool® brand into certain of these markets where we have previously only sold our products on a private label basis. In addition, during 2012 we began selling verykool® products to a small number of distributors in the United States who serve small Regional Service Area (“RSA”) carriers. We expect to continue this effort in 2013, along with offering our phones to consumers in the U.S. through our on-line store.

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

Design Partnerships.

The pace of technological advancement in the wireless industry continues to accelerate. We are confident in the capabilities of our design team, but recognize that our resources are limited in comparison to some of our competitors. We have used technology partnerships in the past, and intend to seek them out in the future, to leverage our core team and expand our capabilities. This is expected to help us expand our product portfolio and enable us to participate in new technologies.

Customers

Our current Latin American customers include carriers, agents, distributors and resellers. Our customers elsewhere in Asia Pacific, Europe and Africa are all OEM customers to whom our products are sold on a private label basis and comprised 15% of our verykool® product sales in 2012. We sell our products pursuant to customer purchase orders and ship products by common carrier based on customer-specified delivery dates. During 2012, we sold products to approximately 22 customers. Our three largest customers in 2012 represented 16%, 11% and 9% of our net sales, respectively. Our largest customer was an open market distributor, the second largest was a carrier customer in Latin America and the third largest was an OEM customer in Europe.

Purchasing and Suppliers

Over the past three years, Samsung was the major supplier for our distribution business, primarily in Argentina. Products purchased from Samsung related entities represented 9%, 41% and 45% of our cost of sales in 2012, 2011 and 2010, respectively. The decline in concentration of Samsung purchases in 2012 is due to the termination on March 31, 2012 of our distribution business.

For our branded verykool® products, we have established key relationships with a number of leading contract manufacturers of wireless telecommunications equipment. Certain of these manufacturers are ODMs who design and manufacture wireless handsets to our specifications or based upon their own criteria. Others are contract manufacturers who we use to produce wireless handsets to our specifications as designed and prototyped by our in-house design team. In 2012, we purchased products from nine manufacturers, the top three representing 24%, 24% and 21% of our cost of sales, respectively.

We maintain agreements with certain of our significant suppliers. Certain of the agreements require us to satisfy minimum monthly volumes to secure specified pricing. The supply agreements generally can be terminated on short notice by either party. We purchase products from manufacturers pursuant to purchase orders placed from time to time in the ordinary course of business. Purchase orders are typically filled, based on manufacturing lead times, and shipped to our designated warehouses by common freight carriers. We believe that our relationships with our suppliers are generally good. Any failure or delay by our suppliers in supplying us with products on favorable terms and at competitive prices may severely diminish our ability to obtain and deliver products to our customers on a timely and competitive basis. Although there are a number of such suppliers available to provide or manufacture our products, the establishment of these relationships typically requires a significant investment of time by both parties, and a change in suppliers could cause a delay in or loss of sales and adversely affect our results.

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

As of December 31, 2012, we employed or contracted with 20 sales, marketing and merchandizing professionals who are assigned specific geographic territories, most of whom reside in-country. Each salesperson is generally compensated with a base salary or retainer plus a commission or bonus based on sales in his or her territory.

Research and Development

In April 2010 we formed an in-house development team consisting primarily of seasoned wireless engineers in Beijing, China. Our product roadmap is determined and monitored by close coordination between our Beijing team and corporate product management. The first verykool® product designed by our China team was shipped in the fourth quarter of 2010 and we have generated a relatively continuous flow of new products since that time. During the second half of 2012, the R&D team had a large number of new products under development simultaneously, and, as a consequence, the headcount was expanded to match the workload. At December 31, 2012, the team had 55 employees. However, in late December, as the multiple development projects were drawing to completion, we determined to execute a restructuring of our China workforce in the first quarter of 2013 to eliminate redundancies and to shift more of our personnel to Shenzhen from Beijing to be closer to our suppliers, contract manufacturers and customers. The restructuring included the reduction of 21 employees. We expect to continue to use outside design houses to augment the efforts of our China development team and will sometimes incur outside non-recurring engineering fees, which are also classified as R&D expense. R&D expenses for the year ended December 31, 2012 amounted to $2.2 million.

Financial and Other Information about Our Business

Other information, including financial, customer, competitive and geographic information, as well as a further discussion of the impact of the Argentina tariff, is incorporated by reference herein from Items 1A and 7 hereof and Note 12 to our Consolidated Audited Financial Statements.

Seasonality

Our operations may be influenced by a number of seasonal factors in the countries and markets in which we operate. Our business historically has experienced increased sales during the fourth quarter of the calendar year due to the Christmas holiday season. On the supply side of our business, because all manufacturing of our branded verykool® phones is done in China, the first quarter of the calendar year can be a difficult time during closure of factories for the Chinese New Year. We strive to manage around the closure, but if factories have difficulty starting back up, we could experience delays in getting product and satisfying customer orders, which could have a material adverse effect on our results.

Competition

The industry and markets where we operate are highly competitive and such competition may increase in the future. Wireless handsets are subject to price competition and price erosion over the lives of the products. We compete on a number of factors, including product design and features, product pricing, level of services offered, market and product knowledge, customer service, product availability and overall value provided to our customers. Our competitors often possess substantially greater financial, technological, marketing, personnel and other resources than we do, which could enable them to withstand substantial price competition, launch new products and implement extensive advertising and promotional campaigns. Historically, the barriers to entry into the sourcing and distribution of wireless handsets have been relatively low. Our ability to continue to compete successfully in the wireless handset business is largely dependent on our ability to anticipate and respond to various competitive and other factors affecting the industry, including new or changing outsourcing requirements, new technology requirements, new and differentiated product introductions, inconsistent or inadequate supply of product, changes in consumer preferences, demographic trends, regional and local economic conditions, and discount pricing strategies and promotional activities by competitors.

We compete for sales of wireless handsets and accessories with well-established carriers, distributors and in some cases our current contract manufacturers. Manufacturers, including our own suppliers, sell their products directly to some large carriers, and as these carriers grow in size, they may pose more of a competitive threat to our business by bypassing our distribution system in favor of doing business directly with manufacturers. Our competitors in Latin America include wireless OEMs, wireless equipment manufacturers, carriers and wireless distributors such as BrightPoint, Inc., Brightstar Corporation and CT Miami. Our competition in Asia Pacific is very fragmented and includes a large number of Asia-based ODMs.

Information Systems

Our information systems are comprised of a standard licensed accounting and general ledger software system plus a licensed data base program that has been customized to meet our specific needs. The data base system allows management to exercise real-time control over many elements of our business including customer relationship management, purchasing, inventory management and control, sales order control and pricing management. It also provides management with many reports and statistical analysis relating to products, customers and suppliers. Although we believe our information systems are adequate, the two systems are discreet and do not interface with each other. As a result, there is a significant amount of duplicate data entry required to record all transactions in the accounting system. We have licensed a more complete and integrated enterprise resource planning (“ERP”) system which we plan to implement in 2013.

Employees

As of December 31, 2012, we had 103 employees and contractors. Of these employees and contractors, 2 were in executive management positions, 20 were engaged in sales and marketing, 55 were in research and development, 3 were in service operations, 4 were in finance and administration, and 19 were in product development, logistics and field engineering. We plan to reduce the size of our research and development staff by 21 as part of a restructuring in the first quarter of 2013. From time to time, we utilize temporary employees to perform warehouse functions. Our employees and contractors are not covered by a collective bargaining agreement. We believe that our relations with our employees and contractors are good.

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

Risks Relating to Our Business

The major portion of our business relating to distribution of Samsung products in Argentina has ended and we may not be able to replace those sales.

Our distribution agreement with Samsung expired March 31, 2012. We are working diligently to replace the lost distribution revenues with higher margin sales of our verykool® products through expansion into new geographic markets in Asia Pacific, Europe, Africa, Latin America and the United States. However, there can be no assurance that we will be successful in this effort or whether it can be accomplished in a timely manner or at all.

The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers will have a negative impact upon our financial results.

Our three largest customers for the year ended December 31, 2012, represented 16%, 11% and 9% of our net sales, respectively. The markets we serve and are targeting for future business are subject to significant price competition and our customers are not contractually obligated to purchase products from us. For these and other reasons, such as competitive pricing and competitive pressures, customers may seek to obtain products or services from us at lower prices than we have been able to charge in the past, and they could terminate our relationship or reduce their purchases from us in favor of lower-priced alternatives. In addition, we have experienced losses of certain customer bases through industry consolidation, a trend that may increase in our markets, and in the ordinary course of business. The further loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity.

We have been experiencing net losses and expect that net losses will continue for an uncertain period. If we continue to operate at a loss, our business may not be financially viable.

For the year ended December 31, 2012, our net loss was $2.5 million. We have now reported six consecutive loss years with an aggregate net loss of $22.1 million. As of December 31, 2012, our cash and restricted cash balances were $6.2 million, we had net working capital of $16.3 million and we had no outstanding debt. Given the continued economic slowdown, our business now being focused on proprietary products without established markets and the uncertainty of most global markets, we cannot adequately evaluate the financial viability of our business or our long-term prospects with any certainty. While our business plan includes a number of objectives to achieve profitability, if we do not succeed in these objectives, our business might continue to experience losses and may not be sustainable in the future.

We may not succeed in our development, introduction and establishment of proprietary products in our markets.

The development, introduction and establishment of new products in our proprietary verykool® line requires a significant investment in research and product development, manufacturing and marketing. Our development team in Beijing China has had success with delivery of new products, but has also encountered delays and design challenges, and may not be successful in developing the differentiated products we need to ultimately implement our strategy successfully. In addition, our new products may not be well received by our customers or the end-users. Further, failure to adequately carry out our product marketing, sales and delivery strategy or otherwise be successful in promoting our verykool® brand may result in inventory obsolescence, including inventory which we have built in anticipation of market acceptance of our products. If any of these events occur, our financial condition and operating results would be negatively impacted.

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

Our operating performance may cause our stock price to fluctuate. Between January 1, 2012 and March 20, 2013, our stock price has fluctuated between $1.78 and $0.52 per share, and we anticipate that significant volatility in our stock price will continue for the foreseeable future.

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

We attempt to negotiate favorable intellectual property indemnities with our manufacturers for infringement of third-party intellectual property rights, but we may not be successful in our negotiations. Also, any manufacturer’s indemnity may not cover any or all damages and losses suffered by us due to a potentially infringing verykool® product, and a manufacturer may not choose to accept a license or to modify or replace its products with non-infringing products, which would otherwise mitigate such damages and losses. Further, we may not be able to participate in intellectual property litigation involving a manufacturer or influence any ultimate outcome that may adversely impact our sales, such as an injunction or other restrictions that relating to our verykool® products.

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

Virtually all of our revenues during the year ended December 31, 2012 were, and for the near future will likely continue to be, generated outside of the United States in countries that may have volatile currencies or other risks.

The vast majority of our sales activities are conducted in territories and countries outside of the United States, primarily in Latin America, and to a lesser extent in Europe and Asia Pacific. Historically, the majority of our sales transactions were denominated in U.S. dollars and therefore may be impacted by changes in the strength of the U.S. dollar relative to the foreign economies where we conduct business. Certain sales transactions in Mexico are denominated in the Mexican peso, which has been a very volatile currency. Further, the fact that we sell all of our products into, and have developed and manufactured products in, a number of territories and countries other than the United States exposes us to, among other things, increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater and more unpredictable inflationary and currency pressures, labor risks and shipping delays. Changes may occur in social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products. United States laws and regulations relating to investment and trade in foreign countries could also change to our detriment. We are particularly exposed to the fact that all our R&D and manufacturing activities are in China, which may change its own policies on business and foreign investment in companies there. Any of these factors could have material adverse effects on our business and operations. Also, although we purchase and sell products in U.S. dollars and do not engage in significant exchange swaps, futures or options contracts or other hedging techniques, fluctuations in currency exchange rates could reduce demand for products sold in U.S. dollars. We cannot predict the effect that future exchange rate fluctuations will have on our operating results or financial position. We may in the future engage in currency hedging transactions, which could result in our incurring significant additional financial risks, including increased costs and losses resulting from these transactions.

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

We are dependent upon our information systems to manage our business and to be responsive to our customers needs, and we plan to implement a new ERP system in 2013. These systems may experience interruptions, including interruptions of related services from third-party providers which may be beyond our control. Such business interruptions could cause us to fail to meet customer requirements and could result in the loss of business relationships. All information technology systems, both internal and external, are potentially vulnerable to damage or interruption from a variety of sources, including, without limitation, computer viruses, security breaches, energy blackouts, natural disasters, terrorism, war and telecommunication failures, as well as third-party provider failures. We have implemented various measures to manage our risks related to system and network disruptions, but a systems failure or security breach or other problem with our information technology systems could negatively impact our operations and financial results.

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

We compete for sales of wireless handsets and accessories with numerous well-established manufacturers, carriers and distributors, sometimes including our own suppliers and customers. Many of our competitors possess greater financial and other resources than we do and may market similar products or services directly to our customers or potential customers. Sourcing and distribution of wireless handsets and accessories has generally had low barriers to entry. As a result, additional competitors may choose to enter our industry in the future. The markets for wireless handsets and accessories are characterized by intense price competition and significant price erosion over the life of a product. Many of our competitors have the financial resources to withstand substantial price competition and to implement extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter into new markets or introduce new products. Our ability to continue to compete successfully will depend largely on our ability to maintain our current industry relationships, with both manufacturers and carrier customers, as well as differentiate our verykool® branded products from the competition. We may not be successful in anticipating and responding to competitive factors affecting our industry or these relationships, including introduction of new products, changes in consumer preferences, demographic trends, new or changing outsourcing requirements, the entry of additional well-capitalized competitors, international, national, regional and local economic conditions, and competitors’ discount pricing and promotion strategies. As wireless telecommunications markets mature, and as we seek to enter into new markets and offer new products, the competition that we face may change and grow more intense.

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

An active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares. The stock market in general, including the market for telecommunications-related stocks in particular, has been highly volatile. For example, the price of our common stock has fluctuated between $1.78 and $0.52 from January 1, 2012 through March 20, 2013.

The market price of our common stock has been and is likely to remain volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial loss on their investment.

We may be delisted from The NASDAQ Stock Market if we do not satisfy continued listing requirements.

At various times over the last several years we faced potential delisting from The NASDAQ Stock Market for failure to maintain the minimum $1.00 bid price per share requirement for continued listing. Once again, on December 10, 2012, we received a Nasdaq Staff Deficiency letter indicating that, for the prior thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until June 10, 2013, to regain compliance. The letter states that the Nasdaq staff will provide written notification that we have achieved compliance with Rule 5550(a)(2) if at any time before June 10, 2013, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days.

We intend to monitor the bid price of our stock and consider available options if our stock does not trade at a level likely to result in us regaining compliance with Nasdaq’s minimum bid price rule by June 10, 2013. If we do not regain compliance with Rule 5550(a)(2) by June 10, 2013, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will notify us that our stock will be subject to delisting. In the event of such a notification, we may appeal the Staff’s determination to delist our stock, but there can be no assurance the Staff would grant our request for continued listing.

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

As of March 1, 2013, our Chief Executive Officer Joseph Ram, beneficially owned approximately 30% of our outstanding common stock. As a result, Mr. Ram may be able to significantly influence corporate actions relating to:

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

	Aggregate Square Footage	Approximate Monthly Rent	Lease term
San Diego, California	7,700	$14,000	Oct 2012 to Sep 2017
Beijing, China	5,270	10,200	Mar 2012 to Mar 2013
Shenzhen, China	1,200	1,400	Mar 2012 to Mar 2013

We believe that these facilities are adequate for our current requirements and that suitable alternative or additional space will be available as needed for alternative space or to accommodate future expansion of our operations.

Item 3.	Legal Proceedings.

Viamport Litigation

On May 22, 2012, a lawsuit was filed against the Company in Santo Domingo, Dominican Republic (Case No. FP-12-461) by Viaimport, SRL, a former customer of the Company, and served on the Company on July 12, 2012. The complaint alleges breach of contract and seeks U.S. $1 million in damages. The Company believes that this case is without merit and intends to vigorously defend itself. In addition, on August 31, 2012, the Company filed a lawsuit against Viaimport and its principal, Omar Hassan, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County Florida (Case No. 12-34647CA32) for non-payment of purchase obligations aggregating $288,559 and other damages. Although both lawsuits are in their early stages, at this time we do not believe it will have a material adverse effect on our financial condition. However, the ultimate legal and financial liability with respect to these matters cannot be estimated with certainty and the Dominican Republic case is complicated by its foreign venue.

Steelhead Litigation

On January 14, 2013, Steelhead Licensing LLC (“Steelhead”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Puerto Rico, alleging that certain of our products infringe claims of U.S. Patent No. 5,491,834. Steelhead is seeking injunctive relief as well as the recovery of unspecified monetary damages. We do not believe we infringe the Steelhead patent and intend to defend ourselves vigorously. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

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

Our Common Stock trades on The NASDAQ Capital Market under the symbol “IFON.” The following table sets forth, for the periods indicated, the high and low trading prices of our Common Stock as reported by The NASDAQ Stock Market:

2012	High	Low
First Quarter	$1.05	$0.58
Second Quarter	$1.68	$0.72
Third Quarter	$1.78	$1.08
Fourth Quarter	$1.19	$0.60

2011	High	Low
First Quarter	$1.28	$0.74
Second Quarter	$0.94	$0.65
Third Quarter	$0.86	$0.50
Fourth Quarter	$0.74	$0.50

As of March 20, 2013 the closing price of our common stock on The NASDAQ Capital Market was $0.60, and there were approximately nine stockholders of record.

We have not paid any cash dividends and do not expect to pay any cash dividends in the foreseeable future.

The information regarding equity compensation plans is incorporated by reference into Item 12 of this Form 10-K, which incorporates by reference the information set forth in the Company’s Definitive Proxy Statement in connection with the 2013 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2012 fiscal year.

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

Overview and Recent Developments

We are a provider of wireless handsets (which may be referred to herein as “phones”, “cell phones”, “mobile phones”, “feature phones” and “smartphones”) and accessories to carriers, distributors and OEMs in Latin America, Asia Pacific, Europe and Africa. We design, develop, source and sell our proprietary line of products under the verykool® brand and on a private label basis to certain customers (collectively referred to as verykool® products). verykool® products include entry-level, mid-tier and high-end feature phones and Android-based smartphones. We first introduced the verykool® brand in 2006, and have been working to gain brand identity and grow sales. We are now in the midst of a transformation of our company as we move from our former existence as a distributor of phones designed, developed and manufactured by others, to our new business model of designing, manufacturing, sourcing and selling our own verykool® products. During the year ended December 31, 2012, 92% of our sales were comprised of verykool® products and we are now focused on growing our revenue base for these products.

For the past five years, our business has had two primary components: (1) legacy distribution of wireless handsets supplied by major manufacturers, primarily Samsung, and (2) provision of our own proprietary verykool® products that we originally sourced from independent design houses and original design manufacturers (“ODMs”). Our revenue peaked in 2006 when we recorded approximately $241 million of net sales. In 2009, more than 95% of our net sales of approximately $231 million were derived from distribution sales of Samsung product to carriers in Argentina. In late 2009, however, a stiff import tariff on certain electronic devices, including wireless handsets, was enacted in Argentina. The tariff had a significant negative impact on our sales beginning in the first quarter of 2010, and ultimately resulted in a decrease of 69% of our sales volume in 2010 compared to 2009. Then, in February 2011, Argentina enacted a further import regulation effective March 6, 2011 which signaled the closing stage of our distribution business. Our distribution agreement with Samsung was scheduled to expire December 31, 2011 but was extended until March 31, 2012 to accommodate the orderly conclusion of this business. Since April 1, 2012 , our business has and will continue to be centered on our verykool® product line.

Prior to 2010 we sourced all our verykool® phones from independent design houses and ODMs in China. In late 2009, with a desire to improve our time-to-market, better protect our technology and know-how and improve our cost structure, we began to search for an experienced management team to serve as the core for an in-house design team based in Beijing. In April 2010 we recruited a team of very experienced management and technical personnel who now serve as both our design house for all our markets and as the base for marketing and selling our products in Asia-Pacific. This team currently consists of 55 employees, primarily engineers, located in Beijing. The quarter ended June 30, 2010 was the first full quarter of operation of our China subsidiary. Its expenses are classified as R&D expenses on our statement of operations, together with any NRE (non-recurring engineering) expenses paid to other design houses. We shipped our first product designed by our China team to a customer in China in October 2010 and shipped 6 other new models to customers during 2011. Although we expect to continue to use outside design houses to augment the efforts of our China development team, in 2013 we plan to increase the portion of our portfolio of products that are internally designed. All of our manufacturing continues to be done by contract manufacturers in China.

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

Management and employees spend a significant amount of time traveling to Latin America and Asia Pacific with the purpose of spending time with our key customers, suppliers, our Beijing design team and other contractors and employees. We believe that these relationships are vital to our success and we will continue to dedicate a significant amount of time to this area.

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

Results of Operations:

The following table sets forth certain items from our consolidated statements of operations and comprehensive loss as a percentage of net sales for the periods indicated:

	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	80.2%	87.0%	93.4%

Gross profit	19.8%	13.0%	6.6%

Operating expenses:
Selling, general and administrative	20.6%	15.7%	10.8%
Research and development	6.5%	4.5%	1.3%

	27.1%	20.2%	12.1%

Operating loss from continuing operations	-7.3%	-7.2%	-5.5%
Other income (expense):
Interest income (expense), net	0.2%	0.0%	0.0%
Other income (expense), net	-0.2%	0.1%	0.0%

Loss from continuing operations before income taxes	-7.3%	-7.1%	-5.5%
Benefit (provision) for income taxes	0.0%	0.0%	0.5%

Loss from continuing operations	-7.3%	-7.1%	-5.0%
Income from discontinued operations, net of tax	0.0%	0.0%	0.1%

Net loss	-7.3%	-7.1%	-4.9%

We do not believe that inflation had a significant impact on our results of operations for the periods reported in our Consolidated Audited Financial Statements.

Year Ended December 31, 2012 Compared With Year Ended December 31, 2011

Net Sales

For the year ended December 31, 2012, our net sales of $34.3 million decreased by $0.6 million, or 1.7%, compared to net sales of $34.9 million in 2011. The significant decrease in our distribution business from 2011 to 2012 was almost entirely offset by the increase in sales of our branded verykool® products. Our Samsung distribution business ended March 31, 2012 as a consequence of a stiff import tariff on certain electronic devices, including wireless handsets, that was enacted in Argentina in November 2009 and an additional import regulation which became effective in March 2011. These protective import actions began to negatively affect our sales beginning in the first quarter of 2010, accelerated through 2010 and continued through the end of 2011. In 2012, our Samsung distribution sales declined by $10.7 million, or 81%, to $2.5 million from $13.2 million in 2011. Nearly offsetting this decline was an increase in sales of our branded verykool® products of $10.1 million, or 47.3%, to $31.6 million from $21.4 million in 2011. This represented a record year for sales of verykool® products, both in terms of dollar value and units sold.

Cost of Sales, Gross Profit and Gross Margin

	For the Year Ended December 31,		Increase (Decrease)
	2012	2011
	(Dollar amounts in thousands)
Net sales	$34,294	$34,884	(1.7%)
Cost of sales	27,488	30,344	(9.4%)

Gross profit	$6,806	$4,540	49.9%

Gross margin	19.8%	13.0%	52.3%

For the year ended December 31, 2012, cost of sales was $27.5 million, 80.2% of net sales, and gross margin was 19.8%, compared to cost of sales of $30.3 million, 87.0% of net sales, and a 13.0% gross margin for the year ended December 31, 2011. In 2012, our gross profit amounted to $6.8 million, an increase of 49.9% from $4.5 million in 2011. The significant improvements in both our gross profit and our gross margin percentage are primarily a result of the shift in the mix of sales to a lower concentration of distribution sales and a higher concentration of branded sales incident to the expiration of our distribution agreement with Samsung. Sales of our verykool® branded products typically result in higher gross margins than our distribution sales. In 2011, distribution sales comprised 38% of total revenues, with 62% represented by branded sales. In 2012, distribution sales fell to 8% of total revenues, with 92% coming from sales of branded verykool® products.

Operating Expenses and Operating Loss from Continuing Operations

For the year ended December 31, 2012, operating expenses of $9.3 million increased by $2.2 million, or 31.5%, from $7.1 million in 2011. Selling, general and administrative (“SG&A”) expenses increased by $1.6 million and R&D spending increased by $0.6 million. The increased SG&A expenses include increases in the following areas: personnel additions in the sales, logistics and service departments, sales commissions on increased sales of verykool® branded products, marketing, homologation and an isolated bad debt recorded in the first quarter of 2012. The increased R&D expenses are primarily the result of increased headcount during the second half of 2012 to enable the contemporaneous development of a number of new smartphone models. In December 2012, as these developments drew to a close, we finalized a plan to eliminate the headcount redundancies in the first quarter of 2013 and restructure our China workforce. Severance costs for the terminated employees of $100,000 were recorded in the fourth quarter of 2012 and are also included in R&D expense for the year.

For the year ended December 31, 2012, we sustained an operating loss from continuing operations of $2.5 million, equal to the operating loss of $2.5 million for the year ended December 31, 2011. The $2.2 million increase in gross profit in 2012 was offset by the $2.2 million increase in operating expenses. We expect that the restructuring in China noted above will result in an annual savings of $600,000 per year once it is completed in the first quarter of 2013.

Interest Expense and Other Income

During the year ended December 31, 2012, other income (expense) included $72,000 of expense comprised of $48,000 of foreign exchange losses and a $24,000 loss on disposal of fixed assets. We also recorded $61,000 of interest income primarily related to financed customer receivables. In 2011 we had $30,000 of other income, consisting primarily of gain on sale of fixed assets, and $11,000 of interest income on a tax refund.

Net Loss

Because other income (expense) in both 2012 and 2011 were minimal, our net losses in both years were substantially equivalent to the losses from continuing operations for the respective years.

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

Financial Condition, Liquidity and Capital Resources

Historically, we have used cash from our sale of products and lines of credit (bank and vendor) to provide the capital needed to support our business. In late 2011 we added a new foreign exchange (“FX”) hedging facility with our bank as a tool to hedge our exposure to changes in certain foreign currency exchange rates. We electively terminated this facility in the first quarter of 2013 and the restricted cash supporting it was returned to our general cash reserves.

The primary drivers affecting our cash and liquidity are net income (losses) and working capital requirements. Capital equipment is not significant in our business, and at December 31, 2012 we did not have any material commitments for capital expenditures. Our largest working capital requirement is for accounts receivable, and, to a lesser extent, inventory, as we strive to minimize our inventory levels. We typically bill customers on an open account basis subject to our standard credit quality and payment terms ranging between net 30 and net 60 days. If our net revenue increases, it is likely that our accounts receivable balance will also increase. Our accounts receivable could further increase if customers delay their payments or if we grant them extended payment terms.

As of December 31, 2012, we had $6.2 million of cash, cash equivalents and restricted cash and $16.3 million of working capital compared to $12.4 million of cash, cash equivalents and restricted cash and $18.6 million of working capital as of December 31, 2011. As of December 31, 2012 and 2011, we had no bank debt.

As of December 31, 2012, cash and cash equivalents consisted of cash on hand and in bank accounts.

Operating Activities

Net cash used by operating activities for the year ended December 31, 2012 amounted to $5.9 million compared to $0.1 million of cash provided by operations for the year ended December 31, 2011. Although the net loss of $2.5 million in 2012 was equal to the $2.5 million loss in 2011, our business contracted significantly in 2011 compared to 2010 and the reduction in receivables in 2011 was the largest factor in the stabilization of cash that year.

In 2012, we used $4.4 million of cash to fund our net working capital requirements. This included a $1.9 million increase in trade accounts receivable, reflecting a larger share of our fourth quarter sales to carrier customers who traditionally pay slower on purchases they make during the holiday season. Days sales outstanding in receivables at December 31, 2011 was 109 days, which was significantly greater than the 65 days at December 31, 2011. We also used $1.4 million to increase our inventory levels, although this was partially offset by a $1.1 million reduction in prepaid inventories. An additional $1.9 million was used to reduce payables and accruals and $0.3 million for other assets.

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

Investing Activities

Net cash used in investing activities was $0.4 million and $1.2 million for the years ended December 31, 2012 and 2011, respectively. Cash used in both years included investment in tooling and molds for our proprietary verykool® products. In 2011, we also invested $1.0 million in a restricted cash account to secure our obligations under a new FX hedging facility with our bank.

Financing Activities

There were no financing activities in the years ended December 31, 2012 and 2011. Net cash used in financing activities in the year ended December 31, 2010 of $25.5 million represented the complete retirement of outstanding balances under our then existing revolving credit facility. Pursuant to that bank facility, we could borrow up to $45 million based on a borrowing base of our accounts receivable and inventories. The credit facility was secured by all our assets. On July 22, 2010, although we had no outstanding borrowings at the time and were in compliance with all of our covenants under the credit facility, we received a notice from the lender of its election to terminate the credit facility on September 22, 2010, the end of the 60-day notice period. It is our belief that the principal reasons for the lender’s actions were the decreased utilization of the facility by us, the high level of capital reserves required by the lender to support the facility and our lack of profitability.

Based on our current outlook for our business, we believe that our current cash resources and working capital are sufficient to fund our operations for the foreseeable future. However, our cash and working capital needs could change significantly if our business grows rapidly or losses continue. The lack of a line of credit could inhibit our growth. For this reason, we continue evaluating potential lines of credit or alternate financing vehicles.

Off-Balance Sheet Arrangements

At December 31, 2012, we did not have any off-balance sheet arrangements.

Contractual Obligations

We lease corporate and administrative office facilities and equipment under non-cancelable operating leases. Rent expense under these leases was approximately $385,000, $406,000 and $483,000 for the years ended December 31, 2012, 2011 and 2010, respectively. At December 31, 2012, we had no amounts outstanding related to any debt obligations.

The following is a schedule of aggregate future minimum rental payments required by the above leases (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$929	$209	$370	$350	—

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rates

At December 31, 2012, we had no outstanding interest bearing debt and no rate-sensitive investments.

Foreign Exchange and Other Risks

At December 31, 2012 and 2011, foreign currency cash accounts in Mexican pesos amounted to $105,000 and $64,000, respectively. Also at December 31, 2012, accounts receivable denominated in Mexican pesos amounted to $271,000. Prior to December 2011, all of our sales transactions were denominated in U.S. dollars. Beginning in December 2011, we began to price sales in foreign currencies only to certain customers in Mexico. Product costs, and the majority of our operating expenses are also denominated in U.S. dollars, but payroll and other costs of our Beijing development team are denominated in Chinese Yuan Renminbi.

Foreign currency risks are associated with our cash, receivables, payroll and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income (expense) in our consolidated statements of operations. At December 31, 2011 we had a single foreign currency forward contract in the amount of $303,000. There were no forward contracts outstanding at December 31, 2012.

As a result of our international sales, our future operating results could be adversely affected by a variety of factors, including changes in specific countries’ political, economic or regulatory conditions and trade protection measures, particularly China. Our market risk management includes an accounts receivable insurance policy for our foreign sales, as well as any domestic sales. However, there can be no assurance that our insurance policy will substantially offset the impact of fluctuations in currency exchange rates, political, economic or regulatory conditions on its results of operations and financial position. We do not believe that foreign currency fluctuations had a material impact on our financial results during 2012, 2011 or 2010.

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

(ii) Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 as required by the Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to law, rules and regulations that permit us to provide only management’s report in this Annual Report.

(iii) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2012, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2013 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

We have adopted a Code of Ethics that applies to our President and Chief Executive Officer, Chief Financial Officer and Controller and a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. Copies of these codes are available on our website (www.infosonics.com) and are also available without charge upon written request directed to Investor Relations, InfoSonics Corporation, 3636 Nobel Drive, Suite 325, San Diego, California 92122.

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

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2013 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2013 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2013 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2013 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents, included elsewhere in this annual report on Form 10-K (see F-pages herein regarding financial statement information) are incorporated herein by reference and filed as part of this report:

(1) Financial statements:

The consolidated balance sheets as of December 31, 2012 and 2011, and the consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2012, 2011 and 2010, together with notes thereto.

(2) Financial statement schedule:

Schedule II – Valuation and Qualifying Accounts.

(3) Exhibit index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSONICS CORPORATION

March 22, 2013	By:	/S/ JOSEPH RAM
Joseph Ram, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Signature and Title:

March 22, 2013	/s/ JOSEPH RAM Joseph Ram, President and Chief Executive Officer and Director (Principal Executive Officer)

March 22, 2013	/s/ VERNON A. LOFORTI Vernon A. LoForti, Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

March 22, 2013	/s/ RANDALL P. MARX Randall P. Marx, Director

March 22, 2013	/s/ ROBERT S. PICOW Robert S. Picow, Director

March 22, 2013	/s/ KIRK A. WALDRON Kirk A. Waldron, Director

INFOSONICS CORPORATION

Consolidated Financial Statements

For the years ended December  31, 2012, 2011 and 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

InfoSonics Corporation

San Diego, California

We have audited the accompanying consolidated balance sheets of InfoSonics Corporation as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule of InfoSonics Corporation listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoSonics Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ SINGERLEWAK LLP

Irvine, California

March 22, 2013

INFOSONICS CORPORATION

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$5,230	$11,422
Restricted cash	1,003	1,000
Trade accounts receivable, net of allowance for doubtful accounts of $339 and $97 as of December 31, 2012 and 2011, respectively	10,247	8,610
Other accounts receivable	95	76
Inventory	3,429	2,238
Prepaid assets	1,521	2,485

Total current assets	21,525	25,831
Property and equipment, net	367	311
Other assets	229	69

Total assets	$22,121	$26,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,514	$2,506
Accrued expenses	3,786	4,719

Total current liabilities	5,300	7,225

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized: no shares issued and outstanding	—	—
Common stock, $0.001 par value, 40,000 shares authorized: 14,184 shares issued and outstanding	14	14
Additional paid-in capital	32,282	32,051
Accumulated other comprehensive loss	(13)	(117)
Accumulated deficit	(15,462)	(12,962)

Total stockholders’ equity	16,821	18,986

Total liabilities and stockholders’ equity	$22,121	$26,211

Accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2012	2011	2010
Net sales	$34,294	$34,884	$72,530
Cost of sales	27,488	30,344	67,734

Gross profit	6,806	4,540	4,796

Operating expenses:
Selling, general and administrative	7,075	5,479	7,828
Research and development	2,218	1,588	977

	9,293	7,067	8,805

Operating loss from continuing operations	(2,487)	(2,527)	(4,009)
Other income (expense):
Other income (expense), net	(72)	30	4
Interest income (expense), net	61	11	(23)

Loss from continuing operations before benefit (provision) for income taxes	(2,498)	(2,486)	(4,028)
Benefit (provision) for income taxes	(2)	(2)	416

Loss from continuing operations	(2,500)	(2,488)	(3,612)
Income from discontinued operations, net of tax (Note 2)	—	—	44

Net loss	$(2,500)	$(2,488)	$(3,568)

Net loss per share (basic and diluted):
Continuing operations	$(0.18)	$(0.18)	$(0.25)
Discontinued operations	—	—	—

Net loss	$(0.18)	$(0.18)	$(0.25)

Basic and diluted weighted-average number of common shares outstanding	14,184	14,184	14,184
Comprehensive Loss:
Net loss	$(2,500)	$(2,488)	$(3,568)
Foreign currency translation adjustments	104	14	(124)

Comprehensive loss	$(2,396)	$(2,474)	$(3,692)

Accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

	Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount	Capital	(Deficit)	Loss	Total
Balance, December 31, 2009	14,184	$14	$31,727	$(6,906)	$(7)	$24,828
Stock-based compensation expense	—	—	129	—	—	129
Foreign currency translation	—	—	—	—	(124)	(124)
Net loss	—	—	—	(3,568)	—	(3,568)

Balance, December 31, 2010	14,184	14	31,856	(10,474)	(131)	21,265
Stock-based compensation expense	—	—	195	—	—	195
Foreign currency translation	—	—	—	—	14	14
Net loss	—	—	—	(2,488)	—	(2,488)

Balance, December 31, 2011	14,184	14	32,051	(12,962)	(117)	18,986
Stock-based compensation expense	—	—	231	—	—	231
Foreign currency translation	—	—	—	—	104	104
Net loss	—	—	—	(2,500)	—	(2,500)

Balance, December 31, 2012	14,184	$14	$32,282	$(15,462)	$(13)	$16,821

Accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(2,500)	$(2,448)	$(3,568)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	276	172	281
Loss on disposal of fixed assets	64	12	66
Provision for (recovery of) bad debts	242	(100)	(393)
Provision for obsolete inventory	171	7	(12)
Stock-based compensation	231	195	129
(Increase) decrease in:
Trade accounts receivable	(1,879)	3,729	30,068
Other accounts receivable	(19)	532	396
Inventory	(1,362)	(557)	1,747
Prepaids	964	(1,889)	(227)
Other assets	(160)	(1)	30
Increase (decrease) in:
Accounts payable	(992)	(1,690)	(5,423)
Accrued expenses	(933)	1,493	(2,531)

Cash provided by (used in) continuing operations	(5,897)	(585)	20,563
Cash provided by (used in) discontinued operations, net	—	710	(554)

Net cash provided by (used in) operating activities	(5,897)	125	20,009

Cash flows from investing activities:
Purchase of property and equipment	(396)	(201)	(325)
Increase in restricted cash	(3)	(1,000)	—

Net cash used in investing activities	(399)	(1,201)	(325)

Cash flows from financing activities:
Payments on revolving line of credit	—	—	(25,494)

Net cash used in financing activities	—	—	(25,494)

Effect of exchange rate changes on cash	104	14	(124)

Net decrease in cash and cash equivalents	(6,192)	(1,062)	(5,934)
Cash and cash equivalents, beginning of period	11,422	12,484	18,418

Cash and cash equivalents, end of period	$5,230	$11,422	$12,484

Cash paid for interest	$—	$—	$23
Cash paid for income taxes	—	—	—

The accompanying notes are an integral part of these financial statements.

NOTE 1—ORGANIZATION AND LINE OF BUSINESS

InfoSonics Corporation (“InfoSonics”) was incorporated in February 1994 in the state of California and reincorporated in September 2003 in the state of Maryland. InfoSonics and its subsidiaries, Axcess Mobile, LLC (“Axcess Mobile”), InfoSonics Latin America, Inc., InfoSonics de Mexico S.A. de C.V., InfoSonics de Guatemala S.A., InfoSonics El Salvador S.A. de C.V., InfoSonics S.A., InfoSonics Colombia S.A., verykool USA, Inc., InfoSonics de Panama, verykool Hong Kong Limited, and verykool Wireless Technology Limited (collectively, the “Company”), develop, manufacture and sell wireless telecommunication products and accessories to wireless carriers, distributors, retailers, dealer agents and OEMs. The Company markets its branded products throughout Latin America and on a private label basis in certain countries in Asia Pacific, Europe and Africa. The Company has also recently re-entered the United States market.

NOTE 2—DISCONTINUED OPERATIONS

During the quarter ended June 30, 2008, the Company assessed its distribution business in the United States and Mexico. Due to the changing environment and consolidation in the United States of the smaller regional cellular carriers (one of the Company’s then target markets) into larger national carriers, along with the Company’s inability to penetrate the Mexico market due to challenges of fostering sales relations with the dominant cellular carriers there, management determined that it was necessary to take decisive actions to mitigate further losses. The Company implemented actions necessary to close operations related to sales operations in both of those countries. As of December 31, 2011, the discontinuance of both the domestic and Mexican businesses was complete. The results of the discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net sales	$—	$—	$64
Gross profit (loss)	—	(53)	64
Operating income	—	1	1
Net income	—	—	44
Depreciation and amortization	—	—	—

NOTE 3—RESTRUCTURING

In December 2012, the Company finalized a plan to reduce its workforce in China by 21 employees, or 20% of its worldwide workforce. The reductions, which were accomplished in the first quarter of 2013, were intended to eliminate headcount redundancies built up during multiple concurrent product developments and to restructure the China workforce with a shift toward more resources in the Company’s Shenzhen office and a lower concentration in Beijing. Severance costs, mandated by Chinese labor law, related to the terminated employees of $100,000 were recorded in the fourth quarter of 2012 as R&D expense in the accompanying consolidated statement of operations.

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

Cash and Cash Equivalents

For consolidated financial statement purposes, cash equivalents are defined as investments which have an original maturity of ninety days or less from the original date of purchase. Cash and cash equivalents consist of cash on hand and in banks. The Company maintains its cash and cash equivalents balances in a bank that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation. As of December 31, 2012 and 2011, the Company maintained deposits totaling $5.5 million and $11.4 million, respectively, with certain financial institutions in excess of federally insured amounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Restricted Cash

Restricted cash consists of a cash deposit with a bank that is pledged as collateral for the Company’s foreign exchange hedging facility.

Trade Accounts Receivable

The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. The

Company evaluates the collectability of its accounts receivable on an ongoing basis. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. As of December 31, 2012 and 2011, the allowance for doubtful accounts was $339,000 and $97,000, respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of wireless phones and wireless phone accessories. The Company writes down its inventory when it is estimated to be excess or obsolete. As of December 31, 2012 and 2011, the inventory was net of write-downs of $278,000 and $107,000, respectively. From time to time the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of December 31, 2012 and 2011, the prepaid inventory balances included in prepaid assets were $1,061,000 and $2,158,000, respectively.

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

Derivative Instruments and Hedging Activities

The Company is exposed to and hedges certain risks relating to its ongoing business activities. The primary risk managed by the use of derivative instruments is foreign currency fluctuation risk. Forward contracts are entered into to manage the foreign currency risk associated with various commitments arising from trade accounts receivable that are denominated in the currency in the country where the product is shipped. Derivatives are held only for the purpose of hedging such risks, and are not held for speculation. The Company began pricing in foreign currencies in the fourth quarter of 2011 and the practice is limited to Mexico. The Company held a single forward exchange contract at December 31, 2011 that was designated as a fair value hedge of a specific trade account receivable. Because the contract was entered into close to the last day of the fiscal year, there was no unrealized gain or loss at December 31, 2011 related thereto. There were no outstanding forward exchange contracts at December 31, 2012.

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

Accounting for the Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Management determined that there was no impairment of long-lived assets during the years ended December 31, 2012, 2011 and 2010.

Stock-Based Compensation

The Company’s share-based compensation plans are described in Note 10. The Company measures compensation cost for all employee stock-based awards at fair value on the date of grant and recognizes compensation expense, net of estimated forfeitures, over the requisite service period, usually the vesting period. Equity instruments issued to non-employees for goods or services are accounted for at fair value and are marked to market until service is complete or a performance commitment date is reached, whichever is earlier. The fair value of stock options is determined using the Black-Scholes valuation model.

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

Advertising Expense

The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the years ended December 31, 2012, 2011 and 2010 was $692,000, $534,000 and $1,156,000, respectively.

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

The Company is subject to U.S. Federal income tax as well as to income tax of multiple state and foreign country jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2004 through 2012 tax years. State income tax returns are subject to examination for a period of three to four years after filing.

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

Common shares from exercise of certain options and warrants have been excluded from the computation of diluted earnings per share because their exercise prices are greater than the Company’s weighted-average stock price for the period. For the years ended December 31, 2012, 2011 and 2010, the number of such shares excluded was 106,000, 106,000 and 513,000, respectively. In addition, because their effect would have been anti-dilutive, common shares from exercise of in-the-money options for the years ended December 31, 2012, 2011 and 2010 of 537,000, 527,000 and 277,000, respectively, have also been excluded from the computation of net loss per share.

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

During the year ended December 31, 2012, the Company’s three largest suppliers accounted for 24%, 24% and 21%, respectively, of total cost of sales. During the year ended December 31, 2011, the Company’s three largest suppliers accounted for 42%, 21% and 10%, respectively, of total cost of sales. During the year ended December 31, 2010, the Company purchased materials from one supplier that accounted for 83% of total cost of sales.

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

The Company has historically sold its products primarily to wireless network carriers throughout Latin America, as well as to distributors and value added resellers, or VARs. More recently, the Company entered the

Asia Pacific, European and African markets with private label sales to original equipment manufacturers, or OEMs. The Company provides credit to its customers in the normal course of business and generally requires no collateral. Credit risk with respect to accounts receivable is generally concentrated due to the small number of entities comprising the Company’s overall customer base. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses based upon the Company’s historical experience related to credit losses and any unusual circumstances that may affect the ability of its customers to meet their obligations. The Company’s bad debt expenses have not been significant relative to its total revenues.

Since a majority of the Company’s sales are made to wireless network carriers, there are a limited number of potential customers in each country in which the Company does business. Carriers often purchase products from a number of suppliers, and there can be significant movement in the carrier/supplier relationships from year to year. During 2012, only two customers represented 10% or more of the Company’s total net sales. In each of 2011 and 2010, there were three customers representing 10% or more of the Company’s total net sales. During 2012, the top two customers accounted for 16% and 11% of total net sales, and represented 12% and 19% of accounts receivable respectively at December 31, 2012. During 2011, the top three customers accounted for 14%, 13% and 13% of total net sales, and represented 11%, 15% and 17% of accounts receivable respectively at December 31, 2011. During 2010, the top three customers accounted for 31%, 18% and 11% of total net sales, and represented 48%, 0% and 10% of accounts receivable respectively at December 31, 2010.

The Company’s agreement with Samsung to distribute its products to customers in Argentina expired on March 31, 2012 and the Company focused its business on its verykool® products. For its verykool® products, the Company contracts with a number of OEM suppliers, design houses and contract manufacturers. In 2012, the Company purchased products from 9 manufacturers, with the top three representing 24%, 24% and 21%, respectively, of cost of sales. Although each may supply a somewhat differentiated product or service, management believes any shortfalls from existing suppliers can be absorbed by other suppliers on comparable terms. However, there are no assurances this can be achieved, and a change in suppliers could cause a delay in product shipments and sales and adversely affect results.

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

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment are primarily located in the United States and China and consisted of the following as of the dates presented (in thousands):

	December 31,
	2012	2011
Machinery and Equipment	$327	$284
Tooling, Molds and Software	475	764
Furniture and Fixtures	129	42

	931	1,090
Less Accumulated Depreciation	564	779

Total	$367	$311

Depreciation expense was $276,000, $172,000 and $281,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

NOTE 7—FOREIGN EXCHANGE HEDGING FACILITY

On December 9, 2011, the Company entered into a Foreign Exchange Trading Master Agreement and a Pledge Agreement (collectively, the “Agreement”) with HSBC Bank USA (the “Bank”). Under the terms of the Agreement, the Company and the Bank may enter into spot and/or forward foreign exchange transactions and/or foreign currency options. The Company used these derivative instruments to manage the foreign currency risk associated with its trade accounts receivable that were denominated in foreign currencies, primarily the Mexican peso. In order to secure its obligations under the Master Trading Agreement, the Company has deposited

$1 million into a restricted account pursuant to a related pledge agreement. During the year ended December 31, 2012, the Company sustained a loss of $48,000 on its hedging transactions. In February 2013, the Company elected to terminate the facility due to its limited use and the restricted cash deposit was returned to the Company’s general cash reserves.

NOTE 8—ACCRUED EXPENSES

As of December 31, 2012 and 2011, accrued expenses consisted of the following (in thousands):

	December 31, 2012	December 31, 2011
Accrued product costs	$2,336	$1,667
Income taxes payable	98	98
Other accruals	1,352	2,954

Total	$3,786	$4,719

NOTE 9—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate and administrative offices, R&D offices and certain equipment under operating lease agreements which expire through September 2017. Certain of the agreements contain renewal options. Future minimum payments under these operating lease agreements at December 31, 2012 were $929,000. Rent expense was $385,000, $406,000 and $483,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Litigation

Viamport Litigation

On May 22, 2012, a lawsuit was filed against the Company in Santo Domingo, Dominican Republic (Case No. FP-12-461) by Viaimport, SRL, a former customer of the Company, and served on the Company on July 12, 2012. The complaint alleges breach of contract and seeks U.S. $1 million in damages. The Company believes that this case is without merit and intends to vigorously defend itself. In addition, on August 31, 2012, the Company filed a lawsuit against Viaimport and its principal, Omar Hassan, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County Florida (Case No. 12-34647CA32) for non-payment of purchase obligations aggregating $288,559 and other damages. Although both lawsuits are in their early stages, at this time we do not believe it will have a material adverse effect on our financial condition. However, the ultimate legal and financial liability with respect to these matters cannot be estimated with certainty and the Dominican Republic case is complicated by its foreign venue.

Steelhead Litigation

On January 14, 2013, Steelhead Licensing LLC (“Steelhead”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Puerto Rico, alleging that certain of our products infringe claims of U.S. Patent No. 5,491,834. Steelhead is seeking injunctive relief as well as the recovery of unspecified monetary damages. We do not believe we infringe the Steelhead patent and intend to defend ourselves vigorously. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

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

The Company entered into an employment agreement with its President and Chief Executive Officer in April 2012 that expires in April 2016. The employment agreement provides for an annual salary of $365,000. The agreement also provides that the Company may terminate the agreement without cause upon 30 days written notice. The Company’s only obligation would be to pay its President and Chief Executive Officer the greater of (a) 18 months’ salary or (b) one-half of the salary payable over the remaining term of the agreement.

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

NOTE 10—STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of preferred stock, which may be issued from time to time in one or more series by the Board of Directors. In addition, the Board is authorized to set the rights, preferences, privileges and restrictions of these shares, including dividends rights, conversion rights, voting rights and liquidation preferences. These shares may have rights senior to those of the Company’s common stock holders. As of December 31, 2012 and 2011, the Company did not have any preferred shares outstanding.

Common Stock

The Company has authorized the issuance of 40,000,000 shares of common stock. As of December 31, 2012 and 2011, a total of 14,184,146 shares were outstanding.

Stock Options and Warrants

The Company has two stock-based compensation plans: the 2006 Equity Incentive Plan (“2006 Plan”) and the 2003 Stock Option Plan (“2003 Plan”). Each of the plans was approved by the Company’s stockholders. As of December 31, 2012, options to purchase 631,000 shares and 12,000 shares were outstanding under the 2006 Plan and the 2003 Plan, respectively, and a total of 717,000 shares were available for grant under the 2006 Plan. There are no options available for grant under the 2003 Plan. The Company is also a party to non-plan option agreements with several non-employee directors.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2012, 2011 and 2010: risk-free interest rates of 0.91%, 0.63% and 0.49%, respectively, based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0% as the Company has not, and does not intend to, issue dividends; and expected lives of 3 to 7 years based upon the historical life of the Company’s options. For grants in 2012, 2011 and 2010, the expected volatility used ranged from 108% to 109% based on the Company’s historical stock price fluctuations for a period matching the expected life of the options.

A summary of option activity under all of the above plans for the year ended December 31, 2012 is as follows (shares and aggregate intrinsic value in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2011	633	$0.90
Granted during fiscal year 2012	10	$0.74
Expired during fiscal year 2012	—
Forfeited during fiscal year 2012	—

Outstanding at December 31, 2012	643	$0.90	4.63 years	$19

Vested and expected to vest	643	$0.90	4.63 years	$19

Exercisable at December 31, 2012	504	$0.97	4.48 years	$17

The aggregate intrinsic value in the stock option summary table above is based on our closing stock price of $0.65 per share as of December 31, 2012, which value would have been realized by the optionees had all options been exercised on that date.

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

The Company evaluated the warrant on its Hong Kong subsidiary in accordance with ASC 718-50 and concluded that because the warrants were issued to the management company for allocation at their discretion, the proper treatment of the warrants was as specified in ASC 505-50 as equity-based payments to non-employees in exchange for services. The Company also concluded that the estimated fair value of the warrant at the date of grant was $365,000. The Company is recording the expense for this warrant based upon its estimated fair value on a straight-line basis over the three-year performance period. The amount of expense recorded during the years ended December 31, 2012, 2011 and 2010 was $122,000, $122,000 and $81,000, respectively.

A summary of the status of the Company’s non-vested options at December 31, 2012, and changes during the year then ended are presented below (shares in thousands):

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2011	349	$0.50
Granted	10	$0.54
Vested	(220)	$0.50
Forfeited	—	—

Non-vested at December 31, 2012	139	$0.50

The weighted-average per share grant-date fair value of options granted during 2012, 2011 and 2010 were $0.54, $0.47 and $0.58, respectively. There were no option exercises during the three years ended December 31, 2012. The unrecognized stock-based compensation expense for future periods as of December 31, 2012 is $66,000, which is expected to be recognized over a weighted-average period of approximately 0.64 years. Such amount may change as a result of future grants, forfeitures, modifications in assumptions and other factors. The total fair value of options that vested during 2012, 2011 and 2010 was $110,000, $79,000 and $41,000, respectively.

The following table summarizes share-based compensation expense for the years ended December 31 (in thousands):

	2012	2011	2010
Selling, general and administrative:
Non-employee directors	$18	$10	$6
Officers	63	39	21
Others	28	24	21

Total SG&A	109	73	48
Research and development	122	122	81

Total share-based compensation expense before taxes	231	195	129
Related deferred income tax benefits	—	—	—

Share-based compensation expense	$231	$195	$129

NOTE 11—INCOME TAXES

The Company is subject to US federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2012 remain open to examination by the taxing authorities due to the carryforward of unutilized net operating losses. As of December 31, 2012, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

Components of the income tax benefit (provision) are as follows for the years ended December 31 (in thousands):

	2012	2011	2010
Current tax benefit (provision):
Federal	$—	$—	$423
State	(2)	(2)	(2)
Foreign	—	—	(5)

Total	(2)	(2)	416

Deferred tax benefit (provision):
Federal	485	(603)	999
State	26	359	253

Total	511	(244)	1,252

Change in valuation allowance	(511)	227	(1,240)

Benefit (provision) for income taxes from discontinued operations	—	17	(12)

Total benefit (provision) for income taxes from continuing operations	$(2)	$(2)	$416

A reconciliation of income taxes computed by applying the federal statutory income tax rate of 34.0% to income (loss) before income taxes to the recognized income tax benefit (provision) reported in the accompanying consolidated statements of operations is as follows for the years ended December 31 (in thousands):

	2012	2011	2010
U.S. federal income tax at statutory rate	$849	$845	$1,362
State taxes, net of federal benefit	64	112	169
Non-deductible expenses	(20)	(13)	(28)
Foreign income tax rate differential	(309)	(1,493)	135
Valuation allowance	(511)	(765)	(1,252)
Foreign earnings	(52)	1,320	(421)
Other	(23)	(8)	451

Total benefit (provision) for income taxes	$(2)	$(2)	$416

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

	December 31,
	2012	2011
Current deferred tax assets:
Allowance for bad debts	$131	$10
Share-based payment expense	142	100
Allowance for obsolete inventory	104	42
State tax expense	1	1
Accrued compensation	65	53
Contribution carryover	10	12
Other accruals	155	148

Total	608	366

Non-current deferred tax assets:
Depreciation	30	77
Capital loss	195	197
APB 23 un-repatriated foreign earnings	(621)	(568)
Net operating loss	4,512	4,141

Total	4,116	3,847

Valuation allowance	(4,724)	(4,213)

Net deferred tax assets	$—	$—

At December 31, 2012, the Company had federal and state net operating loss carry forwards of approximately $13,097,000 and $15,280,000, respectively. The federal and state net operating loss carry forwards begin to expire in 2024 and 2016, respectively.

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

Following the Company’s adoption on January 1, 2007 of FIN-48 regarding accounting for uncertainty in income taxes, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with the guidance. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of that review, the Company concluded there were no uncertain tax positions and no cumulative effect on retained earnings at the time of adoption. Subsequent to that date of adoption through December 31, 2012, the Company has continued to evaluate its tax positions and concluded that it has not had any material uncertain tax positions.

NOTE 12—SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports segment data based on the management approach, which designates the internal reporting that is used by management for making operating and investment decisions and evaluating performance as the source of the Company’s reportable segments. The Company uses one measurement of profitability and does not disaggregate its business for internal reporting. The Company has determined that it operates in one segment, providing wireless handsets and accessories to carriers, distributors and OEM customers in Latin America, Asia Pacific, Europe, Africa and the United States. The following table summarizes the Company’s net sales by geographic area for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010
Central America	$11,767	$11,755	$9,935
U.S.-based distributors selling to Latin America	6,295	5,321	241
South America	8,633	14,813	61,224
Asia Pacific	430	908	1,130
EMEA	4,799	1,090	—
Mexico	1,960	997	—
United States	410	—	—

Total	$34,294	$34,884	$72,530

During the years ended December 31, 2012, 2011, and 2010, sales to customers in Argentina represented 2%, 25% and 71% of the Company’s consolidated net revenue. In 2012, sales to U.S.-based distributors who sell into the open market in Central America and sales to a carrier customer in Peru represented 18% and 11%, respectively. Sales in no other individual country amounted to 10% or more of the Company’s consolidated net revenue in any of the three years.

Fixed assets, which represent approximately 2% of the Company’s net assets, are principally located in the Company’s offices in the United States or in China at the Company’s R&D office or contract manufacturing facilities.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2012
Net sales	$12,358	$8,111	$5,373	$8,452
Gross profit	2,256	2,055	1,139	1,356
Net income (loss)	105	(265)	(1,189)	(1,151)
Basic and diluted net loss per share	0.01	(0.02)	(0.08)	(0.08)

Year Ended December 31, 2011
Net sales	$9,469	$6,318	$7,173	$11,924
Gross profit	812	903	1,218	1,607
Loss from continuing operations	(942)	(767)	(420)	(359)
Income (loss) from discontinued operations	48	(55)	7	—
Net loss	(894)	(822)	(413)	(359)
Basic and diluted net loss per share	(0.06)	(0.06)	(0.03)	(0.03)

SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts—Schedule II

	(Amounts in thousands)
	Balance, beginning of year	Additions charged to operations	Deletions from Reserve	Balance, end of year
Allowance for doubtful accounts:
Year ended December 31, 2012	$97	$242	$—	$339
Year ended December 31, 2011	197	—	100	97
Year ended December 31, 2010	590	263	656	197

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (7)

4.1	Specimen Common Stock Certificate (1)

10.1	2003 Stock Option Plan, as amended (5)(*)

10.2	Form of Stock Option Agreement—2003 Stock Option Plan—Non Employee Director (2)(*)

10.3	Form of Stock Option Agreement—2003 Stock Option Plan—Incentive Stock Option (2)(*)

10.4	2006 Equity Incentive Plan (3)(*)

10.5	Form of Stock Option Grant Notice/Stock Option Agreement (4)(*)

10.6	Form of Amended and Restated Stock Option Agreement (Non-Employee Directors’ Option) (3)(*)

10.7	Employment Agreement effective of March 1, 2012 between InfoSonics and Vernon A. LoForti (9)(*)

10.8	Employment Agreement effective of April 9, 2012 between InfoSonics and Joseph Ram (9)(*)

10.9	Office Space Lease, dated September 10, 2007, by and between UTC Properties LLC and the Company (6)

10.10	FX Trading Master Agreement between HSBC Bank USA, National Association and InfoSonics Corporation dated December 9, 2011 (8)

10.11	Pledge Agreement between HSBC Bank USA, National Association and InfoSonics Corporation dated December 20, 2011 (8)

10.12	First Amendment to Lease, dated May 23, 2012, by and between UTC Properties LLC and the Company (10)

21	Subsidiaries of InfoSonics (+)

23	Consent of Independent Registered Public Accounting Firm (+)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (+)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed on January 30, 2004.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 25, 2005.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed on June 12, 2006.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 12, 2006.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 31, 2006.

(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2007.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 14, 2010.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 16, 2012.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 4, 2012
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2012.
(*)	Indicates a management contract or compensatory plan or arrangement
(+)	Filed herewith