Form 10-Q
period 2013-03-31
INFOSONICS Corp
filed 2013-05-14
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 14, 2013, the Registrant had 14,184,146 shares outstanding of its $0.001 par value common stock.

InfoSonics Corporation

FORM 10-Q

For quarterly period ended March 31, 2013

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2013	2012
Net sales	$7,821	$12,358
Cost of sales	6,439	10,102

Gross profit	1,382	2,256

Operating expenses
Selling, general and administrative	1,743	1,584
Research and development	398	500

	2,141	2,084

Operating income (loss)	(759)	172

Other income (expense):
Other, net	51	(65)
Interest, net	6	—

Income (loss) before provision for income taxes	(702)	107
Provision for income taxes	(7)	(2)

Net income (loss)	$(709)	$105

Net income (loss) per share (basic and diluted)	$(0.05)	$0.01

Weighted-average number of common shares outstanding:
Basic	14,184	14,184
Diluted	14,184	14,209

Comprehensive income (loss):
Net income (loss)	$(709)	$105
Foreign currency translation adjustments	33	62

Comprehensive income (loss)	$(676)	$167

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	March 31, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$4,681	$5,230
Restricted cash	—	1,003
Trade accounts receivable, net of allowance for doubtful accounts of $362 and $339, respectively	9,981	10,247
Other accounts receivable	269	95
Inventory	3,248	3,429
Prepaid assets	2,340	1,521

Total current assets	20,519	21,525
Property and equipment, net	309	367
Other assets	204	229

Total assets	$21,032	$22,121

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,138	$1,514
Accrued expenses	3,692	3,786

Total current liabilities	4,830	5,330

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized (no shares issued and outstanding)	—	—
Common stock, $0.001 par value, 40,000 shares authorized; 14,184 shares issued and outstanding as of March 31, 2013 and December 31, 2012	14	14
Additional paid-in capital	32,339	32,282
Accumulated other comprehensive gain (loss)	20	(13)
Accumulated deficit	(16,171)	(15,462)

Total stockholders’ equity	16,202	16,821

Total liabilities and stockholders’ equity	$21,032	$22,121

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(709)	$105
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	56	64
Loss on disposal of fixed assets	12	52
Provision for bad debts	23	—
Provision for obsolete inventory	4	—
Stock-based compensation expense	57	60
(Increase) decrease in:
Trade accounts receivable	243	1,111
Other accounts receivable	(174)	(498)
Inventory	177	136
Prepaids	(819)	1,080
Other assets	25	44
Increase (decrease) in:
Accounts payable	(376)	833
Accrued expenses	(94)	(90)

Net cash provided by (used in) operating activities	(1,575)	2,897

Cash flows from investing activities:
Purchase of property and equipment	(10)	(97)
(Increase) decrease in restricted cash	1,003	(1)

Net cash provided by (used in) investing activities	993	(98)

Effect of exchange rate changes on cash	33	62

Net increase (decrease) in cash and cash equivalents	(549)	2,861
Cash and cash equivalents, beginning of period	5,230	11,422

Cash and cash equivalents, end of period	$4,681	$14,283

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Condensed Notes to Consolidated Financial Statements

(unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements and these condensed notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the financial position or results of operations of InfoSonics Corporation (the “Company”), although they may. These unaudited consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K.

The Company’s consolidated financial statements include assets, liabilities and operating results of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, these unaudited consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly present the Company’s results of operations, financial position and cash flows as of March 31, 2013 and for all periods presented. The results reported in these consolidated financial statements for the three months ended March 31, 2013 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full fiscal year of 2013 or for any future period.

NOTE 2. Stock-Based Compensation

The Company has two equity incentive plans: the 2006 Equity Incentive Plan (“2006 Plan”) and the 2003 Stock Option Plan (“2003 Plan”). Each of the plans was approved by our stockholders. As of March 31, 2013, options to purchase 631,000 shares and 12,000 shares were outstanding under the 2006 Plan and the 2003 Plan, respectively, and a total of 717,000 shares are available for grant under the 2006 Plan. There are no options available for grant under the 2003 Plan.

The Company’s stock options vest on an annual or a monthly basis. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Such amount may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three months ended March 31, 2013 and 2012, we recorded an expense of $27,000 and $30,000, respectively, related to options previously granted. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference that results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

During the three months ended March 31, 2013, the Company did not grant any stock options. During the three months ended March 31, 2012, the Company granted a stock option on 10,000 shares. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 0.91% based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0% as the Company has not, and does not intend to, declare dividends; and an expected life of 4 years based upon the historical life of options. The expected volatility used in the calculation was 109% based on the Company’s historical stock price fluctuations for a period matching the expected life of the options. As of March 31, 2013, there was $39,000 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over the remaining weighted-average period of 0.41 years.

A summary of option activity under all of the above plans as of March 31, 2013 and changes during the three months then ended is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life
Outstanding at December 31, 2012	643	$0.90	4.63
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—

Outstanding at March 31, 2013	643	$0.90	4.38

Vested and expected to vest	643	$0.90	4.38
Exercisable at March 31, 2013	558	$0.94	4.29

A summary of the status of the Company’s non-vested options at March 31, 2013 and changes during the three months then ended is presented below (shares in thousands):

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2012	139	$0.50
Granted	—	$—
Vested	(54)	$0.49
Forfeited	—	$—

Non-vested at March 31, 2013	85	$0.50

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

The Company evaluated the warrant on its Hong Kong subsidiary in accordance with ASC 718-50 and concluded that because the warrants were issued to the management company for allocation at its discretion, the proper treatment of the warrants was as specified in ASC 505-50 as equity-based payments to non-employees in exchange for services. The Company also concluded that the estimated fair value of the warrant at the date of grant was $365,000. The Company is recording the expense for this warrant based upon its estimated fair value on a straight-line basis over the three year performance period. During the three months ended March 31, 2013 and 2012, we recorded an expense of $30,000 and $30,000, respectively, related to this warrant.

The Company’s stock-based compensation is classified in the same expense line items as cash compensation. Information about stock-based compensation included in the unaudited results of operations for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	For the Three Months Ended March 31,
	2013	2012
Officer compensation	$16	$17
Non-employee directors	5	4
Sales, general and administrative	6	9
Research and development	30	30

Total stock option/warrant expense, included in total operating expenses	$57	$60

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

Common shares from the potential exercise of certain options have been excluded from the computation of earnings (loss) per share because their exercise prices are greater than the Company’s average stock price for the period. For the three months ended March 31, 2013 and 2012, the number of shares excluded was 506,000 and 106,000, respectively. In addition, because their effect would have been anti-dilutive, common shares from exercise of in-the-money options for the three months ended March 31, 2013 of 138,000 have also been excluded from the computation of net loss per share.

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2012 remain open to examination or re-examination. As of March 31, 2013, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or results of operations. For the three months ended March 31, 2013, deferred income tax assets and the corresponding valuation allowance increased by $66,000.

NOTE 5. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories. The Company records a reserve against inventories to account for obsolescence and possible price concessions required to liquidate inventories below cost. During the three months ended March 31, 2013, the inventory reserve balance was increased by $4,000. As of March 31, 2013 and December 31, 2012, the inventory reserve was $282,000 and $278,000, respectively. From time to time, the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of March 31, 2013 and December 31, 2012, the prepaid inventory balances were $1,867,000 and $1,061,000, respectively, which are included in prepaid assets in the accompanying consolidated balance sheets. Inventory consists of the following (in thousands):

	March 31, 2013 (unaudited)	December 31, 2012 (audited)
Finished goods	$3,530	$3,707
Inventory reserve	(282)	(278)

Net inventory	$3,248	$3,429

NOTE 6. Property and Equipment

Property and equipment are primarily located in the United States and China, including test fixtures and computer equipment at the Company’s development subsidiary in China and certain tooling and product molds located at outsourced manufacturers in Asia. Fixed assets consisted of the following (in thousands):

	March 31, 2013 (unaudited)	December 31, 2012 (audited)
Machinery and equipment	$322	$327
Tooling and molds	475	475
Furniture and fixtures	129	129

Subtotal	926	931
Less accumulated depreciation	(617)	(564)

Total	$309	$367

Depreciation expense for the three months ended March 31, 2013 and 2012 was $56,000 and $64,000, respectively.

NOTE 7. Accrued Expenses

As of March 31, 2013 and December 31, 2012, accrued expenses consisted of the following (in thousands):

	March 31, 2013 (unaudited)	December 31, 2012 (audited)
Accrued product costs (including warranty)	$2,462	$2,336
Income taxes payable	98	98
Other accruals	1,132	1,352

Total	$3,692	$3,786

NOTE 8. Derivative Instruments and Hedging Activities

On December 9, 2011, the Company entered into a Foreign Exchange Trading Master Agreement and a Pledge Agreement (collectively, the “Agreement”) with HSBC Bank USA (the “Bank”). Under the terms of the Agreement, the Company and the Bank could enter into spot and/or forward foreign exchange transactions and/or foreign currency options. The Company used these derivative instruments to manage the foreign currency risk associated with its trade accounts receivable that are denominated in foreign currencies, primarily the Mexican peso. In order to secure its obligations under the Agreement, the Company deposited $1 million into a restricted account. At December 31, 2011 we had a single foreign currency forward contract in the amount of $303,000. For the three month period ended March 31, 2012, foreign exchange losses amounted to $48,000 and there were no contracts outstanding at March 31, 2012. During the three months ended March 31, 2013, the Company elected to terminate the Agreement and the $1 million of restricted funds were returned to its general unrestricted accounts.

NOTE 9. Recent Accounting Pronouncements

Recently Adopted:

In January 2013, the FASB issued guidance clarifying the scope of disclosures about offsetting assets and liabilities. The guidance limits the scope of balance sheet offsetting disclosures to derivative instruments, including bifurcated embedded derivatives, repurchase agreements and securities lending transactions to the extent that they are (1) offset in the financial statements or (2) subject to an enforceable master netting arrangement of similar agreement. The disclosure requirements are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Entities are required to provide the new disclosures retrospectively for all comparative periods. The Company adopted this guidance effective January 1, 2013. The adoption of this new guidance did not have an impact on the Company’s consolidated financial statements.

Issued (Not adopted yet):

In February 2013, the FASB issued new accounting guidance on the reporting of amounts reclassified from accumulated other comprehensive income. The guidance is intended to improve the reporting of reclassifications out of accumulated other comprehensive income of various components. This includes requiring an entity to present either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The new guidance is effective for public entities for annual periods, and interim periods within those periods, beginning after December 15, 2012. We do not expect the adoption of this new guidance to have an impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued an update on a parent’s accounting for the cumulative translation adjustment, which we refer to as CTA, upon derecognition of certain subsidiaries or group of assets within a foreign entity or of an investment in a foreign entity. The objective of the update is to resolve the diversity in practice about the appropriate guidance to apply to the release of CTA into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or a business within a foreign entity. The update provides that the entire amount of the CTA associated with the foreign entity would be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity. This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The update should be applied prospectively from the beginning of the fiscal year of adoption. We do not expect the adoption of this new guidance to have an impact on the Company’s consolidated financial statements.

NOTE 10. Geographic Information

The Company currently operates in one business segment. Fixed assets are principally located in Company or third-party facilities in the United States and Asia. The unaudited net sales by geographical area for the three months ended March 31, 2013 and 2012 were (in thousands):

	For the Three Months Ended
	March 31, 2013	March 31, 2012
Central America	$4,915	$2,183
South America	1,196	4,038
Mexico	106	1,076
U.S.-based Latin American distributors	1,450	1,692
United States	151	—
Europe, Middle East and Africa	3	3,177
Asia Pacific	—	192

Total	$7,821	$12,358

NOTE 11. Commitments and Contingencies

Viaimport Litigation

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

NOTE 12. Fair Value of Financial Instruments

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

At March 31, 2013 and December 31, 2012, we did not have any material applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements, Safe Harbor Statement and Other General Information

This discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and condensed notes thereto and other information included in this report and our Annual Report on Form 10-K for the year ended December 31, 2012 (including our 2012 audited consolidated financial statements and related notes thereto and other information). Our discussion and analysis of financial condition and results of operations are based upon, among other things, our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to, among other things, make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent liabilities as of the date of our most recent balance sheet, and the reported amounts of revenues and expenses during the reporting periods. We review our estimates and assumptions on an ongoing basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from these estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations, although they may. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined in “Critical Accounting Policies” in our Annual Report on Form 10-K. All references to results of operations in this discussion generally are to results from continuing operations, unless otherwise noted.

This report contains “forward-looking statements,” including, without limitation, statements about customer relationships, marketing of our verykool® products, sales levels, cost reductions, operating efficiencies, profitability and adequacy of working capital, that are based on current management expectations and which involve certain risks and uncertainties. These risks and uncertainties, in whole or in part, could cause such expectations to fail to be achieved and have a material adverse effect on our business, financial condition and results of operations, and include, without limitation: (1) intense competition internationally, including competition from alternative business models, such as manufacturer-to-carrier sales, which may lead to reduced prices, lower sales, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages; (2) the ability of our China R&D group to develop new verykool® handsets and successfully introduce them into new emerging markets; (3) the ability of the Company to have access to adequate capital to fund its operations; (4) extended general economic downturn in world markets; (5) inability to secure adequate supply of competitive products on a timely basis and on commercially reasonable terms; (6) foreign exchange rate fluctuations, devaluation of a foreign currency, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, including, without limitation, the imposition, creation, increase or modification of tariffs, taxes, duties, levies and other charges and other related risks of our international operations which could significantly increase selling prices of our products to our customers and end-users; (7) the ability to attract new sources of profitable business from expansion of products or services or risks associated with entry into new markets, including geographies, products and services; (8) an interruption or failure of our information systems or subversion of access or other system controls may result in a significant loss of business, assets, or competitive information; (9) significant changes in supplier terms and relationships or shortages in product supply; (10) loss of business from one or more significant customers; (11) customer and geographical accounts receivable concentration risk and other related risks; (12) rapid product improvement and technological change resulting in inventory obsolescence; (13) uncertain political and economic conditions internationally, including terrorist or military actions; (14) the loss of a key executive officer or other key employees and the integration of new employees; (15) changes in consumer demand for multimedia wireless handset products and features; (16) our failure to adequately adapt to industry changes and to manage potential growth and/or contractions; (17) seasonal buying patterns; (18) the resolution of any litigation for or against the Company; and (19) the ability of the Company to generate taxable income in future periods. Reference is also made to other factors detailed from time to time in our periodic reports filed with the Securities and Exchange Commission. These forward-looking statements speak only as of the date of this release and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this release. We have instituted in the past, and continue to institute, changes to our strategies, operations and processes to address risks and uncertainties and to mitigate their impacts on our results of operations and financial condition. However, no assurances can be given that we will be successful in these efforts. For a further discussion of significant risk factors to consider, see “Risk Factors” below in this report and “Item 1A. Risk Factors” of our Annual Report on Form 10-K. In addition, other risks or uncertainties may be detailed from time to time in our future SEC filings.

Overview

We are a provider of wireless handsets and accessories to carriers, distributors and original equipment manufacturers (“OEMs”) in Latin America, Asia Pacific, Europe, Africa and the United States. We design, develop, source and sell our proprietary line of products under the verykool® brand and on a private label basis to certain customers (collectively referred to as our “verykool® products”). We first introduced our verykool® brand in 2006 and verykool® products include entry-level, mid-tier and high-end products.

For the five years prior to March 2012, our business had two primary components: (1) legacy distribution of wireless handsets supplied by major manufacturers, primarily Samsung, and (2) provision of our own proprietary verykool® products that we originally sourced from independent design houses and original design manufacturers (“ODMs”). Our revenue peaked in 2006 when we recorded approximately $241 million of net sales. In 2009, more than 95% of our net sales of approximately $231 million were derived from distribution sales of Samsung product to carriers in Argentina. In late 2009, however, a stiff import tariff on certain electronic devices, including wireless handsets, was enacted in Argentina. The tariff had a significant negative impact on our sales beginning in the first quarter of 2010, and ultimately resulted in a decrease of 69% of our sales volume in 2010 compared to 2009. Then, in February 2011, Argentina enacted a further import regulation effective March 6, 2011 which signaled the closing stage of our distribution business. Our distribution agreement with Samsung expired March 31, 2012. Since April 1, 2012, our business has and is expected to continue to be centered on our verykool® product line.

The verykool® brand is now our flagship product. In order to better control the roadmap for this product line, in April 2010 we established an in-house design center in Beijing, China where we are now designing a number of phones in our product portfolio. We continue to source many of our phones from independent design houses. We contract with electronic manufacturing services (“EMS”) providers to manufacture all of our verykool® products, and maintain personnel in China to oversee production and conduct quality control.

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

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Net sales	100.0%	100.0%
Cost of sales	82.3%	81.7%

Gross profit	17.7%	18.3%

Operating expenses:
Selling, general and administrative	22.3%	12.8%
Research and development	5.1%	4.1%

	27.4%	16.9%

Operating income (loss)	(9.7%)	1.4%
Other income (expense), net:
Other	0.6%	(0.5%)
Interest	0.1%	—

Income (loss) before income taxes	(9.0%)	0.9%
Provision for income taxes	(0.1%)	—

Net income (loss)	(9.1%)	0.9%

Three months ended March 31, 2013 compared with three months ended March 31, 2012

Net Sales

For the three months ended March 31, 2013, our net sales amounted to $7.8 million, a decrease of $4.5 million, or 37%, from $12.3 million in the same period last year. There are two primary reasons for the decrease. First, our Samsung distribution business ended on March 31, 2012 and our distribution sales in the first quarter of 2012 amounted to $2.6 million. There were no distribution sales in the first quarter of 2013. Secondly, private label sales to customers in Western Europe, Russia and Asia Pacific in the first quarter of 2012 amounted to $3.3 million, and there were only deminimus private labels sales in the first quarter of 2013. Partially offsetting these declines was a $1.3 million, or 20%, increase in net sales of verykool® products to customers in Latin America, as well as $151,000 in net sales to customers in the United States, a market we reentered in the third quarter of 2012. In terms of unit shipments, the first quarter of 2013 represented the second consecutive record quarter with unit volume rising 14% above the unit volume in the fourth quarter of 2012 and 34% above the unit volume in the first quarter of 2012. However, our average unit selling price declined by 19% compared to the fourth quarter of 2012 and declined by 39% compared to the first quarter of 2012. The decline in average selling price is the result of a shift in product mix to a higher volume of lower-priced phones in our Latin American markets.

Gross Profit and Gross Margin

For the three months ended March 31, 2013, our gross profit amounted to $1,382,000, a decrease of $874,000, or 39%, from $2,256,000 in the same period last year primarily as a result of the absence of both Samsung distribution revenues and private label sales in the first quarter of 2013. Our gross profit margin for the three months ended March 31, 2013 declined to 17.7% from 18.3% in the same period last year, due primarily to price competition and lower margins generated on lower-priced phones that represented the majority of our sales in the first quarter of 2013.

Operating Expenses

For the three months ended March 31, 2013, total operating expenses amounted to $2,141,000, an increase of 3% compared to $2,084,000 in the same period last year. The slight increase in these expenses in combination with the decline in net sales resulted in an increase in operating expenses as a percentage of net sales to 27.4% in the first quarter of 2013, compared with 16.9% for the same period last year. Selling, general and administrative expenses for the three months ended March 31, 2013 amounted to $1,743,000, an increase of $159,000, or 10%, compared to $1,584,000 in the prior year quarter. The increase was primarily related to increases in professional fees, marketing and compensation expense for new employees and contractors. R&D expenses for the three months ended March 31, 2013 amounted to $398,000, a decrease of $102,000, or 20%, compared to $500,000 in the prior year quarter. The decrease was primarily due to the restructuring of the development team and reduction of the employee base implemented during the quarter.

Other Income (Expense)

For the three months ended March 31, 2013, other income of $51,000 was principally composed of a forfeited customer deposit and foreign exchange losses. We also recorded $6,000 of interest income on a customer installment obligation. For the three months ended March 31, 2012, other expense of $65,000 included $48,000 of foreign exchange losses as well as losses on disposal of fixed assets.

Provision for Income Taxes

Because of our prior operating losses, our tax provisions for the three months ended March 31, 2013 and 2012 were nominal.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash generated from operations, lines of credit (bank and vendor) and, from time to time, the sale and exercise of securities to provide capital needed to support our business. However, we have incurred losses for the last six fiscal years and negative cash flow from operations in three of those years. In the three months ended March 31, 2013, we used $1.6 million in cash for operations. Primary uses of cash included a $0.8 million increase in prepaid inventories, a $0.5 million decrease in accounts payable and accruals, and a $0.6 million net loss before non-cash charges. These uses were partially offset by $0.3 million generated by reductions in receivables and inventories. Although we do not currently have a bank credit line, we believe that our current cash resources and working capital are sufficient to fund our operations for the foreseeable future.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates affecting the application of those accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Interest Rate Risk

At March 31, 2013, we had no outstanding interest bearing debt and no rate-sensitive investments.

Foreign Exchange and Other Risks

At March 31, 2013 and December 31, 2012, foreign currency cash accounts in Mexican pesos amounted to $96,000 and $105,000, respectively. Also at March 31, 2013 and December 31, 2012, accounts receivable denominated in Mexican pesos amounted to $59,000 and $271,000, respectively. Prior to December 2011, all of our sales transactions were denominated in U.S. dollars. Beginning in December 2011, we began to price sales in foreign currencies only to certain customers in Mexico. Product costs and the majority of our operating expenses are also denominated in U.S. dollars, but payroll and other costs of our Beijing development team are denominated in Chinese Yuan Renminbi.

Foreign currency risks are associated with our cash, receivables, payroll and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income (expense) in our consolidated statements of operations. For the three month period ended March 31, 2013 and 2012, foreign exchange losses amounted to $4,000 and $48,000, respectively.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our first quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risk factors included below and other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which factors and information could materially affect our business, financial condition or operating results. The risk factors and uncertainties described in our last Annual Report on Form 10-K, our Quarterly Report on Form 10-Q and this report are not the only risks and uncertainties facing our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or operating results. Except as set forth below, there have been no material changes to the risk factors included in our last Annual Report on Form 10-K.

The loss or reduction in orders from principal customers, a reduction in the prices we are able to charge these customers or default by these customers on accounts receivable could have a negative impact upon our financial results.

Our three largest customers in the three months ended March 31, 2013 represented 25%, 14% and 12%, respectively, of our net sales during that period, and 11%, 12% and 12%, respectively, of our accounts receivable at March 31, 2013. The markets we serve and are targeting for future business are subject to significant price competition and other competitive pressures, and our current customers are not contractually obligated to purchase products from us. For these and other reasons, our customers may seek to obtain products or services from us at lower prices than we have been able to charge in the past, and they could terminate our relationship or reduce their purchases from us in favor of lower-priced alternatives. In addition, we have experienced losses of certain customers through industry or vendor consolidation, a trend that may increase in our markets and in the ordinary course of business. The further loss of any of our principal customers, the default by these customers on the amounts they owe us, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity.

We have been experiencing net losses and expect that net losses may occur for an uncertain period of time. If we operate at a loss, our business may not be financially viable.

We have reported six consecutive loss years with aggregate net losses of $22.1 million, as well as the $0.7 million loss for the three months ended March 31, 2013. As of March 31, 2013, our cash balance was $4.7 million, we had net working capital of $15.7 million and we had no outstanding debt. Given the continued economic volatility and the uncertainty of most global markets, we cannot clearly evaluate the financial viability of our business or our long-term prospects with any certainty. While our business plan includes a number of objectives to reach and maintain profitability, if we do not succeed in these objectives, our business might continue to experience losses and may not be sustainable in the future.

Risks Related To Our Common Stock

The market for our common stock is volatile and our stock price could decline.

The stock market in general, including the market for telecommunications-related stocks in particular, has been highly volatile. The market price of our common stock has fluctuated between $1.78 and $0.47 from January 1, 2012 through May 10, 2013 and is likely to remain volatile. Investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial loss on their investment. In addition, an active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares.

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

InfoSonics Corporation

Date: May 14, 2013	By:	/S/ JOSEPH RAM
Joseph Ram
President and Chief Executive Officer

Date: May 14, 2013	By:	/S/ VERNON A. LOFORTI
Vernon A. LoForti
Vice President and Chief Financial Officer