Form 10-Q
period 2013-06-30
INFOSONICS Corp
filed 2013-08-14
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 14, 2013, the Registrant had 14,184,145 shares outstanding of its $0.001 par value common stock.

InfoSonics Corporation

FORM 10-Q

For quarterly period ended June 30, 2013

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net sales	$8,342	$8,111	$16,163	$20,469
Cost of sales	6,612	6,056	13,051	16,158

Gross profit	1,730	2,055	3,112	4,311

Operating expenses:
Selling, general and administrative	1,799	1,874	3,542	3,458
Research and development	500	496	898	996

	2,299	2,370	4,440	4,454

Operating loss	(569)	(315)	(1,328)	(143)

Other income (expense):
Other income (expense)	535	—	586	(65)
Interest, net	5	50	11	50

Loss before provision for income taxes	(29)	(265)	(731)	(158)
Provision for income taxes	(18)	—	(25)	(2)

Net loss	$(47)	$(265)	$(756)	$(160)

Net loss per share (basic and diluted)	$(0.00)	$(0.02)	$(0.05)	$(0.01)

Basic and diluted weighted-average number of common shares outstanding	14,184	14,184	14,184	14,184

Comprehensive loss:
Continuing operations	$(47)	$(265)	$(756)	$(160)
Foreign currency translation adjustments	(35)	(19)	(2)	43

Comprehensive loss	$(82)	$(284)	$(758)	$(117)

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	June 30 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$6,435	$5,230
Restricted cash	—	1,003
Trade accounts receivable, net of allowance for doubtful accounts of $373 and $339, respectively	7,587	10,247
Other accounts receivable	90	95
Inventory	2,456	3,429
Prepaid assets	2,768	1,521

Total current assets	19,336	21,525
Property and equipment, net	235	367
Other assets	177	229

Total assets	$19,748	$22,121

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$881	$1,514
Accrued expenses	2,712	3,786

Total current liabilities	3,593	5,300

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized (no shares issued and outstanding)	—	—
Common stock, $0.001 par value, 40,000 shares authorized; 14,184 shares issued and outstanding as of June 30, 2013 and December 31, 2012	14	14
Additional paid-in capital	32,374	32,282
Accumulated other comprehensive loss	(15)	(13)
Accumulated deficit	(16,218)	(15,462)

Total stockholders’ equity	16,155	16,821

Total liabilities and stockholders’ equity	$19,748	$22,121

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(756)	$(160)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	143	131
Loss on disposal of fixed assets	47	57
Provision for bad debts	34	225
Provision for obsolete inventory	(104)	25
Stock-based compensation expense	92	117
(Increase) decrease in:
Trade accounts receivable	2,626	1,502
Other accounts receivable	5	(23)
Inventory	1,077	(1,720)
Prepaids	(1,247)	217
Other assets	52	(246)
Decrease in:
Accounts payable	(633)	(191)
Accrued expenses	(1,074)	(755)

Net cash provided by (used in) operating activities	262	(821)

Cash flows from investing activities:
Purchase of property and equipment	(58)	(144)
(Increase) decrease in restricted cash	1,003	(1)

Net cash provided by (used in) investing activities	945	(145)

Effect of exchange rate changes on cash	(2)	43

Net increase (decrease) in cash and cash equivalents	1,205	(923)
Cash and cash equivalents, beginning of period	5,230	11,422

Cash and cash equivalents, end of period	$6,435	$10,499

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

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

In the opinion of management, these unaudited consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly present the Company’s results of operations, financial position and cash flows as of June 30, 2013 and for all periods presented. The results reported in these consolidated financial statements for the three and six months ended June 30, 2013 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full fiscal year of 2013 or for any future period.

NOTE 2. Stock-Based Compensation

The Company has two equity incentive plans: the 2006 Equity Incentive Plan (“2006 Plan”) and the 2003 Stock Option Plan (“2003 Plan”). Each of the plans was approved by our stockholders. As of June 30, 2013, options to purchase 631,000 shares and 12,000 shares were outstanding under the 2006 Plan and the 2003 Plan, respectively, and a total of 717,000 shares are available for grant under the 2006 Plan. There are no options available for grant under the 2003 Plan.

The Company’s stock options vest on an annual or a monthly basis. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Such amount may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three and six months ended June 30, 2013, we recorded an expense of $25,000 and $52,000, respectively, related to options previously granted. During the three and six months ended June 30, 2012, we recorded an expense of $27,000 and $57,000, respectively, related to options previously granted. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference that results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

During the six months ended June 30, 2013, the Company did not grant any stock options. During the six months ended June 30, 2012, the Company granted a stock option on 10,000 shares. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 0.91% based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0% as the Company has not, and does not intend to, declare dividends; and an expected life of 4 years based upon the historical life of options. The expected volatility used in the calculation was 109% based on the Company’s historical stock price fluctuations for a period matching the expected life of the options. As of June 30, 2013, there was $15,000 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over the remaining weighted-average period of 0.21 years.

A summary of option activity under all of the above plans as of March 31, 2013 and changes during the three months then ended is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life
Outstanding at December 31, 2012	643	$0.90	4.63
Granted	—	$—	—
Exercised	—	$—	—
Forfeited	—	$—	—

Outstanding at June 30, 2013	643	$0.90	4.13

Vested and expected to vest	643	$0.90	4.13
Exercisable at June 30, 2013	610	$0.91	4.09

A summary of the status of the Company’s non-vested options at June 30, 2013 and changes during the six months then ended is presented below (shares in thousands):

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2012	139	$0.50
Granted	—	$—
Vested	(106)	$0.49
Forfeited	—	$—

Non-vested at June 30, 2013	33	$0.51

During the quarter ended June 30, 2010, the Company established a wholly owned subsidiary in Hong Kong to serve as the base for the Company’s sales and marketing efforts of its proprietary line of verykool® products in Asia-Pacific. It also established a wholly owned subsidiary of the Hong Kong entity in China for the purpose of designing and developing verykool® products. The Company funded the combined operations of these entities with $1.0 million and agreed to invest up to $1.0 million in additional funding as needed. In order to provide incentives to the China development team, the Company granted a warrant exercisable for 38% of the equity ownership of the Hong Kong subsidiary to a management company for the benefit of the China employees. The total exercise price of the warrant was $1.00, with vesting to occur one-third upon the first anniversary of the warrant and the remaining two-thirds to vest on a monthly basis over the succeeding 24 months. The warrant had a 6-year life, but was not exercisable until May 5, 2013, the third anniversary of its issuance. However, on April 24, 2013, the memorandum of understanding underlying the warrant was terminated as a consequence of the departure of key management members, which resulted in immediate cancellation of the unexercised warrant.

The Company evaluated the warrant on its Hong Kong subsidiary in accordance with ASC 718-50 and concluded that because the warrants were issued to the management company for allocation at its discretion, the proper treatment of the warrants was as specified in ASC 505-50 as equity-based payments to non-employees in exchange for services. The Company also concluded that the estimated fair value of the warrant at the date of grant was $365,000. The Company recorded the expense for this warrant based upon its estimated fair value on a straight-line basis over the three year performance period. During the three and six months ended June 30, 2013, we recorded an expense of $10,000 and $40,000, respectively, related to this warrant. During the three and six months ended June 30, 2012, we recorded an expense of $30,000 and $60,000, respectively, related to this warrant. Because the warrant was fully amortized and cancelled, there will be no further amortization expense in future periods.

The Company’s stock-based compensation is classified in the same expense line items as cash compensation. Information about stock-based compensation included in the unaudited results of operations for the three and six months ended June 30, 2013 and 2012 is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Officer compensation	$15	$16	$31	$32
Non-employee directors	4	5	9	10
Sales, general and administrative	6	6	12	15
Research and development	10	30	40	60

Total stock option/warrant expense, included in total operating expenses	$35	$57	$92	$117

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

Common shares from the potential exercise of certain options have been excluded from the computation of earnings (loss) per share because their exercise prices are greater than the Company’s average stock price for the period. For the three and six months ended June 30, 2013, the number of shares excluded was 643,000 and 506,000, respectively. For the three and six months ended June 30, 2012, the number of shares excluded was 37,000 and 106,000, respectively. In addition, because their effect would have been anti-dilutive, common shares from exercise of in-the-money options for the six months ended June 30, 2013 of 137,000, and for the three and six months ended June 30, 2012 of 606,000 and 537,000, respectively, have also been excluded from the computation of net loss per share. There were no in-the-money options for the three months ended June 30, 2013.

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2012 remain open to examination or re-examination. As of June 30, 2013, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or results of operations. For the three and six months ended June 30, 2013, deferred income tax assets and the corresponding valuation allowance decreased by $245,000 and $179,000, respectively.

NOTE 5. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories. The Company records a reserve against inventories to account for obsolescence and possible price concessions required to liquidate inventories below cost. During the six months ended June 30, 2013, the inventory reserve balance decreased by $104,000. As of June 30, 2013 and December 31, 2012, the inventory reserve was $174,000 and $278,000, respectively. From time to time, the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of June 30, 2013 and December 31, 2012, the prepaid inventory balances were $2,329,000 and $1,061,000, respectively, which are included in prepaid assets in the accompanying consolidated balance sheets. Inventory consists of the following (in thousands):

	June 30, 2013 (unaudited)	December 31, 2012 (audited)
Finished goods	$2,630	$3,707
Inventory reserve	(174)	(278)

Net inventory	$2,456	$3,429

NOTE 6. Property and Equipment

Property and equipment are primarily located in the United States and China, including test fixtures and computer equipment at the Company’s development subsidiary in China and certain tooling and product molds located at outsourced manufacturers in Asia. Fixed assets consisted of the following (in thousands):

	June 30 2013 (unaudited)	December 31, 2012 (audited)
Machinery and equipment	$282	$327
Tooling and molds	479	475
Furniture and fixtures	131	129

Subtotal	892	931
Less accumulated depreciation	(657)	(564)

Total	$235	$367

Depreciation expense for the three and six months ended June 30, 2013 was $87,000 and $143,000, respectively, and for the three and six months ended June 30, 2012 was $67,000 and $131,000, respectively

NOTE 7. Accrued Expenses

As of June 30, 2013 and December 31, 2012, accrued expenses consisted of the following (in thousands):

	June 30, 2013 (unaudited)	December 31, 2012 (audited)
Accrued product costs (including warranty)	$1,381	$2,336
Income taxes payable	106	98
Other accruals	1,225	1,352

Total	$2,712	$3,786

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

In February 2013, the FASB issued new accounting guidance on the reporting of amounts reclassified from accumulated other comprehensive income. The guidance is intended to improve the reporting of reclassifications out of accumulated other comprehensive income of various components. This includes requiring an entity to present either parenthetically on the face of the financial statements or in the notes, significant amounts reclassified from each component of accumulated other comprehensive income and the income statement line items affected by the reclassification. The new guidance is effective for public entities for annual periods, and interim periods within those periods, beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013, which adoption did not have an impact on the Company’s consolidated financial statements.

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

In July 2013, the FASB issued an amendment of the income tax reporting rules intended to clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax benefit is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We are currently evaluating the impact that adoption will have on the determination or reporting of our financial results.

NOTE 10. Geographic Information

The Company currently operates in one business segment. Fixed assets are principally located in Company or third-party facilities in the United States and Asia. The unaudited net sales by geographical area for the three and six months ended June 30, 2013 and 2012 were (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Central America	$3,960	$2,409	$8,875	$4,592
South America	2,159	2,003	3,355	6,042
Mexico	228	493	333	1,569
U.S.-based Latin American distributors	1,545	2,093	2,995	3,861
United States	424	77	576	—
Europe, Middle East and Africa (“EMEA”)	14	952	17	4,129
Asia Pacific (“APAC”)	12	84	12	276

Total	$8,342	$8,111	$16,163	$20,469

NOTE 11. Commitments and Contingencies

Viaimport Litigation

On May 22, 2012, a lawsuit was filed against the Company in Santo Domingo, Dominican Republic (Case No. FP-12-461) by Viaimport, SRL, a former customer of the Company, and served on the Company on July 12, 2012. The complaint alleges breach of contract and seeks U.S. $1 million in damages. The Company believes that this case is without merit and intends to vigorously defend itself. In addition, on August 31, 2012, the Company filed a lawsuit against Viaimport and its principal, Omar Hassan, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County Florida (Case No. 12-34647CA32) for non-payment of purchase obligations aggregating $288,559 and other damages. On March 26, 2013, the defendants filed a Motion to Dismiss the case, but such motion was denied in its entirety by the Court on July 17, 2013. Although both lawsuits are in their early stages, at this time we do not believe it will have a material adverse effect on our financial condition. However, the ultimate legal and financial liability with respect to these matters cannot be estimated with certainty and the Dominican Republic case is complicated by its foreign venue.

Steelhead Litigation

On January 14, 2013, Steelhead Licensing LLC (“Steelhead”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Puerto Rico, alleging that certain of our products infringe claims of U.S. Patent No. 5,491,834. Steelhead was seeking injunctive relief as well as the recovery of unspecified monetary damages. On May 24, 2013 we entered into a Settlement and Patent License Agreement with Steelhead whereby we denied any wrongdoing and received a fully paid up and perpetual license to Steelhead patents in exchange for a one-time cash payment of an immaterial amount. The lawsuit has now been dismissed with prejudice.

Wyncomm Litigation

On April 12, 2013, Wyncomm LLC (“Wyncomm”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware, alleging that certain of our products infringe claims of U.S. Patent No. 5,506,866. Wyncomm is seeking recovery of unspecified monetary damages. We do not believe we infringe the Wyncomm patent and intend to defend ourselves vigorously. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

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

At June 30, 2013 and December 31, 2012, we did not have any material applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.

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

The verykool® brand is now our flagship product. In order to better control the roadmap for this product line, in April 2010 we established an in-house design center in China where we design a number of phones in our product portfolio. We continue to source many of our phones from independent design houses. We contract with electronic manufacturing services (“EMS”) providers to manufacture all of our verykool® products, and maintain personnel in China to oversee production and conduct quality control.

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

In late 2010, we expanded sales of our verykool® products into the Asia Pacific market with initial sales to customers in both China and India, and in 2011, we added customers in Western Europe, Russia, Singapore, Africa and certain other Southeast Asian countries. In 2012, we added customers in the U.S. domestic market. The economic profile of the consumer markets in both Latin America and Asia Pacific are similar in that they are extremely price sensitive. As a consequence, unlike the U.S. domestic market that is dominated by large providers, these markets are more open to smaller providers like us who are able to supply more competitively priced handsets with similar features. We expect this situation to continue for the foreseeable future. The Latin America and Asia Pacific markets are also more attractive to us because the current level of cellular customer penetration is significantly lower in most countries in these regions in comparison to North America and Western Europe.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.3%	74.7%	80.7%	78.9%

Gross profit	20.7%	25.3%	19.3%	21.1%

Operating expenses:
Selling, general and administrative	21.5%	23.1%	21.9%	16.9%
Research and development	6.0%	6.1%	5.6%	4.9%

	27.5%	29.2%	27.5%	21.8%

Operating loss	(6.8%)	(3.9%)	(8.2%)	(0.7%)
Other income (expense):
Other income (expense)	6.4%	—	3.6%	(0.3%)
Interest, net	0.1%	0.6%	0.1%	0.2%

Loss before income taxes	(0.3%)	(3.3%)	(4.5%)	(0.8%)
Provision for income taxes	(0.2%)	—	(0.2%)	0.0%

Net loss	(0.5%)	(3.3%)	(4.7%)	(0.8%)

Three months ended June 30, 2013 compared with three months ended June 30, 2012

Net Sales

For the three months ended June 30, 2013, our net sales amounted to $8.3 million, an increase of $231,000, or 3%, from $8.1 million in the same period last year. We experienced significant growth in our business in Central America where net sales increased by $1.5 million, or 64%, compared to sales in the second quarter of 2012. Net sales to South American customers increased by $156,000, or 8%, and sales to U.S. distributors rose by $347,000. Net sales to U.S. distributors were nominal in the second quarter of 2012, the first quarter of our re-entry into the U.S. market. Partially offsetting these gains was a decrease of $1.0 million in net sales of private label products to customers in EMEA and APAC as extreme competition and falling margins in the private label market resulted in only nominal sales in the current quarter. Net sales to non-carrier Latin American distributors were strong in the second quarter of 2012, and declined by $548,000, or 26%, during the second quarter of 2013. In terms of unit shipments, the second quarter of 2013 represented the third consecutive record quarter with unit volume rising 16% above the unit volume in the first quarter of 2013 and 72% above the unit volume in the second quarter of 2012. However, our average unit selling price declined by 8% compared to the first quarter of 2013 and declined by 39% compared to the second quarter of 2012. The decline in average selling price is the result of a shift in product mix to a higher volume of lower-priced phones to our carrier customers in Latin America.

Gross Profit and Gross Margin

For the three months ended June 30, 2013, our gross profit amounted to $1,730,000, a decrease of $325,000, or 16%, from $2,055,000 in the second quarter of 2012. Our gross profit margin for the second quarter of 2013 was 20.7%, significantly lower than the 25.3% margin in the second quarter of 2012. The disproportionately better margin in 2012 was primarily the result of higher margins generated on private label sales to customers in EMEA and APAC. As noted above, private label sales in the second quarter of 2013 were nominal.

Operating Expenses

For the three months ended June 30, 2013, total operating expenses amounted to $2,299,000, a decrease of $71,000, or 3%, compared to $2,370,000 in the same period last year. Expenses in the second quarter of 2013 included approximately $192,000 associated with the June consolidation of our R&D team in Shenzhen, China and the associated reduction of our Beijing workforce by 17 employees as part of our efforts to reduce operating expenses and improve operational efficiency. This non-recurring charge included approximately $134,000 in severance paid to terminated employees as well as legal fees and expenses related to abandonment of one incomplete development project. We estimate that these actions will result in annual savings of approximately $500,000. Operating expenses in the second quarter of 2013 also included a higher level of legal fees, product certification, compensation and other administrative expenses compared to the prior year period. Offsetting these increases was a reduction of bad debt expense of approximately $235,000 as the second quarter of 2012 included a large reserve against the receivable of a former distribution customer.

Other Income (Expense)

For the three months ended June 30, 2013, other income of $535,000 included $527,000 related to the legal defeasance of a previously recorded supplier obligation that had been included in accrued expenses on our balance sheet. Interest income on a customer installment obligation in the second quarter of 2013 amounted to $5,000, while the 2012 second quarter included $50,000 of interest income on a financed customer receivable.

Provision for Income Taxes

Our provision for income taxes for the three months ended June 30, 2013 amounted to $18,000 relating to a foreign dividend received from one of our wholly owned subsidiaries. Because of our prior operating losses and lack of carry-back ability, we had no additional provision for income taxes during the second quarter of 2013 and we likewise had no tax provision for the second quarter of 2012.

Six months ended June 30, 2013 compared with six months ended June 30, 2012

Net Sales

For the six months ended June 30, 2012, our net sales amounted to $16.2 million, a decrease of $4.3 million, or 21%, from $20.5 million in the same period last year. The decrease is primarily attributable to reductions in the following areas: $4.4 million in private label sales as a consequence of extreme competition and falling margins in the private label market, $2.7 million in distribution sales incident to the termination of our Samsung agreement on March 31, 2012, $1.2 million to customers in Mexico and $0.8 million to non-carrier Latin American distributors. Partially offsetting these declines were increases in the following areas: $4.3 million (93%) to customers in Central America (primarily Guatemala) and $0.5 million to U.S. distributors. In terms of total unit shipments of verykool® and private label products, we shipped 52% more handsets during the first half of 2013 than in the prior year’s first half. The average unit selling price during the first half of 2013 declined by 39% compared to the first half of 2012 as a result of a shift in product mix to a higher volume of lower-priced phones to our carrier customers in Latin America.

Gross Profit and Gross Margin

For the six months ended June 30, 2013, our gross profit amounted to $3.1 million, a decrease of $1.2 million, or 28%, from $4.3 million in the same period of the prior year. The decrease reflects reduced sales during the period, in particular the lower level of private label sales which were at disproportionately high gross margins than our branded business. Our gross profit margin for the six months ended June 30, 2013 was 19.3% of net sales, an 8.6% decrease from the gross margin of 21.1% in the same period last year.

Operating Expenses

Total operating expenses for both the six months ended June 30, 2013 and 2012 amounted to approximately $4.4 million. Selling, general and administrative expenses were $84,000 higher in the first half of 2013 compared to 2012 reflecting increased legal fees, wages and product certification expenses, partially offset by reduced bad debt expense. R&D expenses were $98,000 lower in the first half of 2013 compared to 2012. In order to reduce operating expenses and improve operational efficiency, we effected two reductions-in-force during the first half of 2013: one in the first quarter and another in the second quarter in which we consolidated the development team into our Shenzhen, China office. A combined total of 37 employees were affected. The reduced level of R&D expenses reflects the reduction in payroll costs compared to the prior year, partially offset by one-time expenses incident to the second action. The first action was formulated during December 2012 and the costs associated with it were recorded in the fourth quarter of 2012. Costs associated with the second action in June 2013 amount to approximately $192,000, including approximately $134,000 in severance paid to terminated employees as well as legal fees and abandonment of one incomplete development project.

Other Income (Expense)

For the six months ended June 30, 2013, other income of $586,000 consisted principally of $527,000 related to the legal defeasance of a previously recorded supplier obligation that had been included in accrued expenses on our balance sheet and $55,000 related to a forfeited customer deposit. Interest income on a customer installment obligation amounted to $11,000. For the six months ended June 30, 2012, other expense of $65,000 included $48,000 of foreign exchange losses and a $17,000 loss on disposal of fixed assets. Interest income of $50,000 related to financed customer receivables.

Provision for Income Taxes

With the exception of an $18,000 tax provision recorded in the second quarter of 2013 relating to a foreign dividend received from one of our wholly owned subsidiaries, our tax provisions for the six month periods ended June 30, 2013 and 2012 were nominal and consisted only of state and local taxes as a consequence of our operating losses and lack of carry back ability.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash generated from operations, lines of credit (bank and vendor) and, from time to time, the sale and exercise of securities to provide capital needed to support our business. However, we have incurred losses for the last six fiscal years and negative cash flow from operations in three of those years. In the six months ended June 30, 2013, we generated $262,000 in cash from operations. We generated $2.6 million in cash from accounts receivable reductions and $1.1 million from inventory reductions. Uses of cash consisted of $1.7 million to reduce accounts payable and accruals, $1.2 million to increase prepaid assets and $0.5 million to fund the net loss for the period, excluding non-cash items. As of June 30, 2013, our cash balance was $6.4 million, we had net working capital of $15.7 million and we had no outstanding debt. Although we do not currently have a bank credit line, we believe that our current cash resources and working capital are sufficient to fund our operations for the next twelve months.

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

Interest Rate Risk

At June 30, 2013, we had no outstanding interest bearing debt and no rate-sensitive investments.

Foreign Exchange and Other Risks

At June 30, 2013 and December 31, 2012, foreign currency cash accounts in Mexican pesos amounted to $146,000 and $105,000, respectively. Also at June 30, 2013 and December 31, 2012, accounts receivable denominated in Mexican pesos amounted to $72,000 and $271,000, respectively. Prior to December 2011, all of our sales transactions were denominated in U.S. dollars. Beginning in December 2011, we began to price sales in foreign currencies only to certain customers in Mexico. Product costs and the majority of our operating expenses are also denominated in U.S. dollars, but payroll and other costs of our Beijing development team are denominated in Chinese Yuan Renminbi.

Foreign currency risks are associated with our cash, receivables, payroll and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income (expense) in our consolidated statements of operations. For the six month period ended June 30, 2013 and 2012, foreign exchange losses amounted to $1,000 and $48,000, respectively.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our first quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Viamport Litigation

On May 22, 2012, a lawsuit was filed against the Company in Santo Domingo, Dominican Republic (Case No. FP-12-461) by Viaimport, SRL, a former customer of the Company, and served on the Company on July 12, 2012. The complaint alleges breach of contract and seeks U.S. $1 million in damages. The Company believes that this case is without merit and intends to vigorously defend itself. In addition, on August 31, 2012, the Company filed a lawsuit against Viaimport and its principal, Omar Hassan, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County Florida (Case No. 12-34647CA32) for non-payment of purchase obligations aggregating $288,559 and other damages. On March 26, 2013, the defendants filed a Motion to Dismiss the case, but such motion was denied in its entirety by the Court on July 17, 2013. Although both lawsuits are in their early stages, at this time we do not believe it will have a material adverse effect on our financial condition. However, the ultimate legal and financial liability with respect to these matters cannot be estimated with certainty and the Dominican Republic case is complicated by its foreign venue.

Steelhead Litigation

On January 14, 2013, Steelhead Licensing LLC (“Steelhead”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Puerto Rico, alleging that certain of our products infringe claims of U.S. Patent No. 5,491,834. Steelhead was seeking injunctive relief as well as the recovery of unspecified monetary damages. On May 24, 2013 we entered into a Settlement and Patent License Agreement with Steelhead whereby we denied any wrongdoing and received a fully paid up and perpetual license to Steelhead patents in exchange for a one-time cash payment of an immaterial amount. The lawsuit has now been dismissed with prejudice.

Wyncomm Litigation

On April 12, 2013, Wyncomm LLC (“Wyncomm”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware, alleging that certain of our products infringe claims of U.S. Patent No. 5,506,866. Wyncomm is seeking recovery of unspecified monetary damages. We do not believe we infringe the Wyncomm patent and intend to defend ourselves vigorously. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

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

Our three largest customers in the three months ended June 30, 2013 represented 22%, 17% and 12%, respectively, of our net sales during that period, and 33%, 17% and 11%, respectively, of our accounts receivable at June 30, 2013. The markets we serve and are targeting for future business are subject to significant price competition and other competitive pressures, and our current customers are not contractually obligated to purchase products from us. For these and other reasons, our customers may seek to obtain products or services from us at lower prices than we have been able to charge in the past, and they could terminate our relationship or reduce their purchases from us in favor of lower-priced alternatives. In addition, we have experienced losses of certain customers through industry or vendor consolidation, a trend that may increase in our markets and in the ordinary course of business. The further loss of any of our principal customers, the default by these customers on the amounts they owe us, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity.

We have been experiencing net losses and expect that net losses may occur for an uncertain period of time. If we operate at a loss, our business may not be financially viable.

We have reported six consecutive loss years with aggregate net losses of $22.1 million, as well as the $0.8 million loss for the six months ended June 30, 2013. As of June 30, 2013, our cash balance was $6.4 million, we had net working capital of $15.7 million and we had no outstanding debt. Given the continued economic volatility and the uncertainty of most global markets, we cannot clearly evaluate the financial viability of our business or our long-term prospects with any certainty. While our business plan includes a number of objectives to reach and maintain profitability, if we do not succeed in these objectives, our business might continue to experience losses and may not be sustainable in the future.

Risks Related To Our Common Stock

The market for our common stock is volatile and our stock price could decline.

The stock market in general, including the market for telecommunications-related stocks in particular, has been highly volatile. The market price of our common stock has fluctuated between $1.78 and $0.38 from January 1, 2012 through August 9, 2013 and is likely to remain volatile. Investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial loss on their investment. In addition, an active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares.

We may be delisted from The NASDAQ Capital Market if we do not satisfy continued listing requirements.

At various times over the last several years we faced potential delisting from The NASDAQ Stock Market for failure to maintain the minimum $1.00 bid price per share requirement for continued listing. On December 10, 2012, we received a Nasdaq Staff Deficiency letter indicating that, for the prior thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until June 10, 2013, to regain compliance. The letter stated that the Nasdaq staff would provide written notification that we had achieved compliance with Rule 5550(a)(2) if at any time before June 10, 2013, the bid price of our common stock closed at $1.00 per share or more for a minimum of ten consecutive business days.

Although the bid price of our common stock did not rise to the $1.00 per share level for the specified number of days by June 10, 2013, we maintained our compliance with the appropriate listing requirements of The NASDAQ Capital Market, with the exception of the bid price requirement. Therefore, on June 12, 2013, we received notification from The NASDAQ Stock Market that we were granted an additional 180 calendar day period, or until December 9, 2013, to regain compliance.

We intend to monitor the bid price of our common stock and consider available options if it does not trade at a level likely to result in the Company regaining compliance with NASDAQ’s minimum bid price rule by December 9, 2013. If we do not regain compliance by then, we would receive notice from the NASDAQ Staff that our common stock would be delisted. We may then appeal the Staff’s determination to delist our securities and would be required to provide a plan to regain compliance, which plan would normally include a near-term reverse stock split. However, there can be no assurance the Staff would grant our request for continued listing.

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

InfoSonics Corporation

Date: August 14, 2013	By:	/S/ JOSEPH RAM
Joseph Ram
President and Chief Executive Officer

Date: August 14, 2013	By:	/S/ VERNON A. LOFORTI
Vernon A. LoForti
Vice President and Chief Financial Officer