Form 10-Q
period 2013-09-30
INFOSONICS Corp
filed 2013-11-07
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 7, 2013, the Registrant had 14,184,145 shares outstanding of its $0.001 par value common stock.

InfoSonics Corporation

FORM 10-Q

For quarterly period ended September 30, 2013

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$9,867	$5,373	$26,030	$25,842
Cost of sales	8,039	4,234	21,090	20,392

Gross profit	1,828	1,139	4,940	5,450

Operating expenses:
Selling, general and administrative	1,572	1,804	5,114	5,262
Research and development	221	527	1,119	1,523

	1,793	2,331	6,233	6,785

Operating income (loss)	35	(1,192)	(1,293)	(1,335)

Other income (expense):
Other income (expense)	(2)	—	584	(65)
Interest, net	4	3	15	53

Income (loss) before provision for income taxes	37	(1,189)	(694)	(1,347)
Provision for income taxes	(3)	—	(28)	(2)

Net income (loss)	$34	$(1,189)	$(722)	$(1,349)

Net income (loss) per share:
Basic	$0.00	$(0.08)	$(0.05)	$(0.09)
Diluted	$0.00	$(0.08)	$(0.05)	$(0.09)

Weighted-average number of common shares outstanding:
Basic	14,184	14,184	14,184	14,184
Diluted	14,199	14,184	14,184	14,184

Comprehensive income (loss):
Operations	$34	$(1,189)	$(722)	$(1,349)
Foreign currency translation adjustments	(8)	59	(10)	102

Comprehensive income (loss)	$26	$(1,130)	$(732)	$(1,247)

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,639	$5,230
Restricted cash	275	1,003
Trade accounts receivable, net of allowance for doubtful accounts of $374 and $339, respectively	11,738	10,247
Other accounts receivable	103	95
Inventory	2,888	3,429
Prepaid assets	3,020	1,521

Total current assets	19,663	21,525
Property and equipment, net	215	367
Other assets	218	229

Total assets	$20,096	$22,121

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$869	$1,514
Accrued expenses	3,034	3,786

Total current liabilities	3,903	5,300

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized (no shares issued and outstanding)	—	—
Common stock, $0.001 par value, 40,000 shares authorized; 14,184 shares issued and outstanding as of September 30, 2013 and December 31, 2012	14	14
Additional paid-in capital	32,386	32,282
Accumulated other comprehensive loss	(23)	(13)
Accumulated deficit	(16,184)	(15,462)

Total stockholders’ equity	16,193	16,821

Total liabilities and stockholders’ equity	$20,096	$22,121

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(722)	$(1,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	201	208
Loss on disposal of fixed assets	48	66
Provision for bad debts	34	225
Provision for obsolete inventory	(187)	51
Stock-based compensation expense	104	174
(Increase) decrease in:
Trade accounts receivable	(1,525)	1,654
Other accounts receivable	(8)	(23)
Inventory	728	(2,360)
Prepaids	(1,499)	1,038
Other assets	11	(238)
Decrease in:
Accounts payable	(645)	(308)
Accrued expenses	(752)	(1,053)

Net cash used in operating activities	(4,212)	(1,915)

Cash flows from investing activities:
Purchase of property and equipment	(97)	(266)
(Increase) decrease in restricted cash	728	(2)

Net cash provided by (used in) investing activities	631	(268)

Effect of exchange rate changes on cash	(10)	102

Net decrease in cash and cash equivalents	(3,591)	(2,081)
Cash and cash equivalents, beginning of period	5,230	11,422

Cash and cash equivalents, end of period	$1,639	$9,341

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

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

In the opinion of management, these unaudited consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly present the Company’s results of operations, financial position and cash flows as of September 30, 2013 and for all periods presented. The results reported in these consolidated financial statements for the three and nine months ended September 30, 2013 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full fiscal year of 2013 or for any future period.

NOTE 2. Stock-Based Compensation

The Company has two equity incentive plans: the 2006 Equity Incentive Plan (“2006 Plan”) and the 2003 Stock Option Plan (“2003 Plan”). Each of the plans was approved by our stockholders. As of September 30, 2013, options to purchase 606,000 shares and 12,000 shares were outstanding under the 2006 Plan and the 2003 Plan, respectively, and a total of 742,000 shares are available for grant under the 2006 Plan. There are no options available for grant under the 2003 Plan.

The Company’s stock options vest on an annual or a monthly basis. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Such amount may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three and nine months ended September 30, 2013, we recorded an expense of $12,000 and $64,000, respectively, related to options previously granted. During the three and nine months ended September 30, 2012, we recorded an expense of $27,000 and $84,000, respectively, related to options previously granted. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference that results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

During the nine months ended September 30, 2013, the Company did not grant any stock options. During the nine months ended September 30, 2012, the Company granted a stock option on 10,000 shares. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 0.91% based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0% as the Company has not, and does not intend to, declare dividends; and an expected life of 4 years based upon the historical life of options. The expected volatility used in the calculation was 109% based on the Company’s historical stock price fluctuations for a period matching the expected life of the options. As of September 30, 2013, there was $1,000 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over the remaining weighted-average period of 0.47 years.

A summary of option activity under all of the above plans as of September 30, 2013 and changes during the nine months then ended is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life
Outstanding at December 31, 2012	643	$0.90	4.63
Granted	—	$—	—
Exercised	—	$—	—
Expired/Forfeited	(25)	$5.44	—

Outstanding at September 30, 2013	618	$0.71	4.04

Vested and expected to vest	618	$0.71	4.04
Exercisable at September 30, 2013	616	$0.71	4.04

A summary of the status of the Company’s non-vested options at September 30, 2013 and changes during the nine months then ended is presented below (shares in thousands):

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2012	139	$0.50
Granted	—	$—
Vested	(137)	$0.50
Expired/Forfeited	—	$—

Non-vested at September 30, 2013	2	$0.54

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

The Company evaluated the warrant on its Hong Kong subsidiary in accordance with ASC 718-50 and concluded that because the warrants were issued to the management company for allocation at its discretion, the proper treatment of the warrants was as specified in ASC 505-50 as equity-based payments to non-employees in exchange for services. The Company also concluded that the estimated fair value of the warrant at the date of grant was $365,000. The Company recorded the expense for this warrant based upon its estimated fair value on a straight-line basis over the three year performance period. Because the warrant was fully amortized during the three months ended June 30, 2013, no expense related to this warrant was recorded during the three months ended September 30, 2013. The expense recorded during the nine months ended September 30, 2013 related to this warrant was $40,000. During the three and nine months ended September 30, 2012, we recorded an expense of $30,000 and $90,000, respectively, related to the warrant.

The Company’s stock-based compensation is classified in the same expense line items as cash compensation. Information about stock-based compensation included in the unaudited results of operations for the three and nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Officer compensation	$7	$16	$38	$48
Non-employee directors	2	5	11	15
Sales, general and administrative	3	6	15	21
Research and development	—	30	40	90

Total stock option/warrant expense, included in total operating expenses	$12	$57	$104	$174

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

Common shares from the potential exercise of certain options have been excluded from the computation of earnings (loss) per share because their exercise prices are greater than the Company’s average stock price for the period. For both the three and nine months ended September 30, 2013, the number of shares excluded was 481,000. For both the three and nine months ended September 30, 2012, the number of shares excluded was 37,000. In addition, because their effect would have been anti-dilutive, common shares from exercise of in-the-money options for the nine months ended September 30, 2013 of 138,000, and for both the three and nine months ended September 30, 2012 of 606,000 have also been excluded from the computation of net loss per share.

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2012 remain open to examination or re-examination. As of September 30, 2013, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or results of operations. For the three and nine months ended September 30, 2013, deferred income tax assets and the corresponding valuation allowance decreased by $39,000 and $218,000, respectively.

NOTE 5. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories. The Company records a reserve against inventories to account for obsolescence and possible price concessions required to liquidate inventories below cost. During the nine months ended September 30, 2013, the inventory reserve balance decreased by $187,000. As of September 30, 2013 and December 31, 2012, the inventory reserve was $91,000 and $278,000, respectively. From time to time, the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of September 30, 2013 and December 31, 2012, the prepaid inventory balances were $2,592,000 and $1,061,000, respectively, which are included in prepaid assets in the accompanying consolidated balance sheets. Inventory consists of the following (in thousands):

	September 30, 2013 (unaudited)	December 31, 2012 (audited)
Finished goods	$2,979	$3,707
Inventory reserve	(91)	(278)

Net inventory	$2,888	$3,429

NOTE 6. Property and Equipment

Property and equipment are primarily located in the United States and China, including test fixtures and computer equipment at the Company’s development subsidiary in China and certain tooling and product molds located at outsourced manufacturers in Asia. Fixed assets consisted of the following (in thousands):

	September 30, 2013 (unaudited)	December 31, 2012 (audited)
Machinery and equipment	$276	$327
Tooling and molds	514	475
Furniture and fixtures	130	129

Subtotal	920	931
Less accumulated depreciation	(705)	(564)

Total	$215	$367

Depreciation expense for the three and nine months ended September 30, 2013 was $58,000 and $201,000, respectively, and for the three and nine months ended September 30, 2012 was $76,000 and $208,000, respectively

NOTE 7. Accrued Expenses

As of September 30, 2013 and December 31, 2012, accrued expenses consisted of the following (in thousands):

	September 30, 2013 (unaudited)	December 31, 2012 (audited)
Accrued product costs (including warranty)	$1,651	$2,336
Income taxes payable	109	98
Other accruals	1,274	1,352

Total	$3,034	$3,786

NOTE 8. Derivative Instruments and Hedging Activities; Letter of Credit Facility

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

On August 30, 2013, the Company entered into a Letter of Credit agreement with the Bank whereby the Company could issue Bank Letters of Credit to its vendors. In order to secure its obligation under this facility, the Company deposited $275,000 into a restricted account at the Bank.

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

NOTE 10. Geographic Information

The Company currently operates in one business segment. Fixed assets are principally located in Company or third-party facilities in the United States and Asia. The unaudited net sales by geographical area for the three and nine months ended September 30, 2013 and 2012 were (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Central America	$2,600	$1,636	$11,474	$6,228
South America	3,864	1,883	7,220	7,925
Mexico	803	78	1,136	1,647
U.S.-based Latin American distributors	2,195	1,075	5,189	4,859
United States	67	41	643	118
Europe, Middle East and Africa (“EMEA”)	202	507	219	4,636
Asia Pacific (“APAC”)	136	153	149	429

Total	$9,867	$5,373	$26,030	$25,842

NOTE 11. Commitments and Contingencies

Viaimport Litigation

On May 22, 2012, a lawsuit was filed against the Company in Santo Domingo, Dominican Republic (Case No. FP-12-461) by Viaimport, SRL, a former customer of the Company, and served on the Company on July 12, 2012. The complaint alleges breach of contract and seeks U.S. $1 million in damages. The Company believes that this case is without merit and intends to vigorously defend itself. In addition, on August 31, 2012, the Company filed a lawsuit against Viaimport and its principal, Omar Hassan (defendants), in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County Florida (Case No. 12-34647CA32) for non-payment of purchase obligations aggregating $288,559 and other damages. On March 26, 2013, the defendants filed a Motion to Dismiss the case, but such motion was denied in its entirety by the Court on July 17, 2013. Defendants answered the complaint and filed a counterclaim against the Company mirroring the Dominican Republic complaint on August 12, 2013. On September 12, 2013, the Company replied to Defendants’ defenses, served them with a discovery request and on October 3, 2013 filed a Notice of Trial. We do not believe at this time that these cases will have a material adverse effect on our financial condition. However, the ultimate legal and financial liability with respect to these matters cannot be estimated with certainty and the Dominican Republic case is complicated by its foreign venue.

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

Blue Spike Litigation

On October 8, 2013, Blue Spike, LLC (“Blue Spike”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that certain of our products infringe claims of U.S. Patent No. 5,745,569. Blue Spike is seeking recovery of unspecified monetary damages. We do not believe we infringe the Blue Spike patent and intend to defend ourselves vigorously. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

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

At September 30, 2013 and December 31, 2012, we did not have any material applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.

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

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	81.5%	78.8%	81.0%	78.9%

Gross profit	18.5%	21.2%	19.0%	21.1%

Operating expenses:
Selling, general and administrative	15.9%	33.6%	19.7%	20.4%
Research and development	2.2%	9.8%	4.3%	5.9%

	18.1%	43.4%	24.0%	26.3%

Operating income (loss)	0.4%	(22.2%)	(5.0%)	(5.2%)
Other income (expense):
Other income (expense)	0.0%	—	2.2%	0.0%
Interest, net	0.0%	0.1%	0.1%	0.0%

Income (loss) before income taxes	0.4%	(22.1%)	(2.7%)	(5.2%)
Provision for income taxes	—	—	(0.1%)	—

Net income (loss)	0.4%	(22.1%)	(2.8%)	(5.2%)

Three months ended September 30, 2013 compared with three months ended September 30, 2012

Net Sales

For the three months ended September 30, 2013, our net sales amounted to $9.9 million, an increase of $4.5 million, or 84%, from $5.4 million in the same period last year. The prior year period was particularly soft, and the current period’s revenues were significantly improved in most of our markets. Net sales more than doubled in South America from $1.9 million in the third quarter of 2012 to $3.9 million in the current year. This performance was primarily attributable to growth in Peru, and to a lesser extent in Ecuador. Net sales in Central America increased 59% from $1.6 million in the third quarter of 2012 to $2.6 million in the current year, due to growth in a number of countries led by Guatemala and Puerto Rico and partially offset by a decrease in El Salvador. Net sales to distributors selling to Latin America doubled from $1.1 million in the third quarter of 2012 to $2.2 million in the current year. These gains were partially offset by a $321,000 decline in net sales of private label products to customers in EMEA and APAC. In terms of unit shipments, the third quarter of 2013 represented the fourth consecutive record quarter with unit volume rising 166% above the unit volume in the third quarter of 2012 and 10% above the unit volume in the preceding second quarter of 2013. Our average unit selling price declined by 31% compared to the third quarter of 2012 as a result of a shift in product mix to a higher volume of lower-priced phones to our carrier customers in Latin America. Despite this, our average unit selling price actually increased by 7% compared to the preceding second quarter of 2013, reflecting a slightly better mix of more expensive phones.

Gross Profit and Gross Margin

For the three months ended September 30, 2013, our gross profit amounted to $1.8 million, an increase of $689,000, or 60%, from $1.1 million in the third quarter of 2012. Our gross profit margin percentage for the third quarter of 2013 was 18.5%, lower than the 21.2% margin in the third quarter of 2012. The lower margin was primarily the result of increased sales to distribution customers of slow moving inventory at reduced prices, and to a lesser extent, the reduction of higher margin private label sales to customers in EMEA and APAC.

Operating Expenses

For the three months ended September 30, 2013, total operating expenses amounted to $1.8 million, a decrease of $538,000, or 23%, compared to $2.3 million in the third quarter of 2012. Selling, general and administrative expenses decreased by $232,000, or 13%, compared to the prior year quarter as a result of reduced spending in a number of areas, primarily marketing and the absence of an annual sales meeting this year, and partially offset by higher legal fees. R&D expenses decreased by $306,000, or 58%, as a result of the reduction-in-force and consolidation of our development team into our Shenzhen, China office which we accomplished in the first and second quarters of 2013.

Other Income (Expense)

For both the three months ended September 30, 2013 and 2012, other income was nominal and consisted of interest income on a customer installment obligation and a small loss on disposal of fixed assets.

Provision for Income Taxes

Because of our prior operating losses and lack of carry-back ability, we had a nominal provision for income taxes for the three months ended September 30, 2013 and no provision for the three months ended September 30, 2012.

Nine months ended September 30, 2013 compared with nine months ended September 30, 2012

Net Sales

For the nine months ended September 30, 2013, our net sales amounted to $26.0 million, an increase of $188,000 from $25.8 million in the same period last year. The nominal increase is the net result of significant growth in our verykool® branded business, offset largely by a $2.6 million decline in distribution sales incident to the termination of our Samsung agreement on March 31, 2012 and a $4.7 million decline in sales of private label products to customers in EMEA and APAC. Our branded business grew 42% over the prior year period. Branded sales in South America increased 39% as a result of 89% growth in Peru and partially offset by declines in Ecuador and Columbia. Branded sales in Central America increased 84%, led by significant growth in Guatemala and Puerto Rico, and partially offset by a decline in El Salvador. Sales to non-carrier Latin American distributors rose by 7%. In terms of unit shipments of verykool® and private label products, we shipped 81% more handsets during the nine months ended September 30, 2013 compared to the same period last year. The average unit selling price during the first nine months of 2013 declined by 37% compared to the same period last year as a result of a shift in product mix to a higher volume of lower-priced phones to our carrier customers in Latin America.

Gross Profit and Gross Margin

For the nine months ended September 30, 2013, our gross profit amounted to $4.9 million, a decrease of $510,000, or 9%, from $5.5 million in the same period of the prior year. The decrease reflects the reduced level of private label sales which were at disproportionately higher gross margins than our branded business and a more competitive business environment during the current year. Our gross profit margin for the nine months ended September 30, 2013 was 19.0% of net sales, a 10.0% decrease from the gross margin of 21.1% in the same period last year.

Operating Expenses

Total operating expenses for the nine months ended September 30, 2013 amounted to $6.2 million, a $552,000 decrease from the same period in the prior year. Selling, general and administrative expenses decreased by $148,000, primarily as a result of reduced bad debt expense, the absence of an annual sales meeting this year and reduced marketing spending, partially offset by increased legal fees and other expenses. R&D expenses decreased $404,000 compared to the prior year as a result of the reduction-in-force and consolidation of our development team into our Shenzhen, China office which we accomplished in the first and second quarters of 2013.

Other Income (Expense)

For the nine months ended September 30, 2013, other income of $599,000 consisted principally of $527,000 related to the legal defeasance of a previously recorded supplier obligation that had been included in accrued expenses on our balance sheet and $55,000 related to a forfeited customer deposit. Interest income, principally on a customer installment obligation, amounted to $15,000. For the nine months ended September 30, 2012, other expense of $65,000 included $48,000 of foreign exchange losses and a $17,000 loss on disposal of fixed assets. Interest income of $53,000 related to financed customer receivables.

Provision for Income Taxes

Because of our prior operating losses and lack of carry-back ability, our provision for income taxes for both the nine months ended September 30, 2013 and 2012 were nominal, with the exception of tax in 2013 relating to a foreign dividend received from one of our wholly owned subsidiaries.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash generated from operations, lines of credit (bank and vendor) and, from time to time, the sale and exercise of securities to provide capital needed to support our business. However, we have incurred losses for the last six fiscal years and negative cash flow from operations in three of those years. In the nine months ended September 30, 2013, we used $4.2 million in cash to finance our operations. We used $1.5 million in cash for increased accounts receivable and $1.5 million for prepaid deposits on inventory purchases. We also used $1.4 million in cash to reduce accounts payable and accruals and $0.5 million to fund the net loss for the period, excluding non-cash items. These uses were partially offset by $0.7 million in cash generated from a reduction of inventories. As of September 30, 2013, our balance of cash and restricted cash was $1.9 million, we had net working capital of $15.8 million and we had no outstanding debt. We believe that our current cash resources and working capital are sufficient to fund our operations for the next twelve months, but expect that we will need additional capital to fund future growth and are currently evaluating potential sources of debt or equity capital.

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

Interest Rate Risk

At September 30, 2013, we had no outstanding interest bearing debt and no rate-sensitive investments.

Foreign Exchange and Other Risks

At September 30, 2013 and December 31, 2012, foreign currency cash accounts in Mexican pesos amounted to $92,000 and $105,000, respectively. Also at September 30, 2013 and December 31, 2012, accounts receivable denominated in Mexican pesos amounted to $148,000 and $271,000, respectively. Prior to December 2011, all of our sales transactions were denominated in U.S. dollars. Beginning in December 2011, we began to price sales in foreign currencies only to certain customers in Mexico. Product costs and the majority of our operating expenses are also denominated in U.S. dollars, but payroll and other costs of our Beijing development team are denominated in Chinese Yuan Renminbi.

Foreign currency risks are associated with our cash, receivables, payroll and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income (expense) in our consolidated statements of operations. For the nine month period ended September 30, 2013 and 2012, foreign exchange losses amounted to $1,000 and $48,000, respectively.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our third quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Viamport Litigation

On May 22, 2012, a lawsuit was filed against the Company in Santo Domingo, Dominican Republic (Case No. FP-12-461) by Viaimport, SRL, a former customer of the Company, and served on the Company on July 12, 2012. The complaint alleges breach of contract and seeks U.S. $1 million in damages. The Company believes that this case is without merit and intends to vigorously defend itself. In addition, on August 31, 2012, the Company filed a lawsuit against Viaimport and its principal, Omar Hassan (defendants), in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County Florida (Case No. 12-34647CA32) for non-payment of purchase obligations aggregating $288,559 and other damages. On March 26, 2013, the defendants filed a Motion to Dismiss the case, but such motion was denied in its entirety by the Court on July 17, 2013. Defendants answered the complaint and filed a counterclaim against the Company mirroring the Dominican Republic complaint on August 12, 2013. On September 12, 2013, the Company replied to Defendants’ defenses, served them with a discovery request and on October 3, 2013 filed a Notice of Trial. We do not believe at this time that these cases will have a material adverse effect on our financial condition. However, the ultimate legal and financial liability with respect to these matters cannot be estimated with certainty and the Dominican Republic case is complicated by its foreign venue.

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

Blue Spike Litigation

On October 8, 2013, Blue Spike, LLC (“Blue Spike”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that certain of our products infringe claims of U.S. Patent No. 5,745,569. Blue Spike is seeking recovery of unspecified monetary damages. We do not believe we infringe the Blue Spike patent and intend to defend ourselves vigorously. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

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

Our three largest customers in the three months ended September 30, 2013 represented 33%, 19% and 8%, respectively, of our net sales during that period, and 39%, 17% and 10%, respectively, of our accounts receivable at September 30, 2013. The markets we serve and are targeting for future business are subject to significant price competition and other competitive pressures, and our current customers are not contractually obligated to purchase products from us. For these and other reasons, our customers may seek to obtain products or services from us at lower prices than we have been able to charge in the past, and they could terminate our relationship or reduce their purchases from us in favor of lower-priced alternatives. In addition, we have experienced losses of certain customers through industry or vendor consolidation, a trend that may increase in our markets and in the ordinary course of business. The further loss of any of our principal customers, the default by these customers on the amounts they owe us, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity.

We have been experiencing net losses and expect that net losses may occur for an uncertain period of time. If we operate at a loss, our business may not be financially viable.

We have reported six consecutive loss years with aggregate net losses of $22.1 million, as well as the $0.7 million loss for the nine months ended September 30, 2013. As of September 30, 2013, our cash and restricted cash balance was $1.9 million, we had net working capital of $15.8 million and we had no outstanding debt. Given the continued economic volatility and the uncertainty of most global markets, we cannot clearly evaluate the financial viability of our business or our long-term prospects with any certainty. While our business plan includes a number of objectives to reach and maintain profitability, if we do not succeed in these objectives, our business might continue to experience losses and may not be sustainable in the future.

Risks Related To Our Common Stock

The market for our common stock is volatile and our stock price could decline.

The stock market in general, including the market for telecommunications-related stocks in particular, has been highly volatile. The market price of our common stock has fluctuated between $1.78 and $0.38 from January 1, 2012 through November 4, 2013 and is likely to remain volatile. Investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial loss on their investment. In addition, an active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares.

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

InfoSonics Corporation

Date: November 7, 2013	By:	/S/ JOSEPH RAM
Joseph Ram
President and Chief Executive Officer

Date: November 7, 2013	By:	/S/ VERNON A. LOFORTI
Vernon A. LoForti
Vice President and Chief Financial Officer