Form 10-K
period 2013-12-31
INFOSONICS Corp
filed 2014-03-14
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,488,320. This calculation is based upon the closing price of $0.45 of the stock on June 28, 2013. Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of March 7, 2014, there were 14,184,145 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Company’s 2014 Annual Meeting of Stockholders expected to be held on June 9, 2014.

InfoSonics Corporation

Form 10-K for the Year Ended December 31, 2013

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

Company Overview

We are a provider of wireless handsets (which may be referred to herein as “phones”, “cell phones”, “mobile phones”, “feature phones” and “smartphones”), tablets and accessories to carriers, distributors and original equipment manufacturers (“OEMs”) in Latin America, Asia Pacific, Europe, Africa and the United States. We design, develop, source and sell our proprietary line of products under the verykool® brand and on a private label basis to certain customers (collectively referred to as verykool® products). We first introduced our verykool® brand in 2006 with the goal to provide the market with products that are unique, beautifully designed, feature packed and provide exceptional “value” for the consumer. Our verykool® products include entry-level, mid-tier and high-end feature phones and Android-based smartphones.

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

Over the past five years, our business has had two primary components: (1) legacy distribution of wireless handsets supplied by major manufacturers, primarily Samsung, and (2) provision of our own proprietary verykool® products that we originally sourced from independent design houses and original design manufacturers (“ODMs”). In 2009, more than 95% of our net sales of approximately $231 million were derived from distribution sales of Samsung products to carriers in Argentina. In late 2009, however, a stiff import tariff on certain electronic devices, including wireless handsets, was enacted in Argentina. The tariff had a significant negative impact on our sales beginning in the first quarter of 2010, and ultimately resulted in a complete shut-down of our distribution of third party branded products which ended with the termination on March 31, 2012 of our distribution agreement with Samsung. Since April 1, 2012, our business has and will continue to be centered on our verykool® product line.

Our flagship product line is now verykool®. In order to better control our product roadmap, in April 2010 we established an in-house design center in China where we design a number of phones in our product portfolio. We continue to source the majority of our phones from independent design houses and ODMs. We contract with electronic manufacturing services (“EMS”) providers to manufacture all of our branded products.

We incorporated under the laws of the State of California on February 7, 1994, under the name InfoSonics Corporation. On September 11, 2003, we reincorporated under the same name under the laws of and into the State of Maryland.

Global Wireless Industry

Today’s wireless handsets can be segmented into two primary categories: feature phones and smartphones. The distinguishing characteristics of smartphones is that they are built on a mobile operating system and are generally more sophisticated, have higher computing power and are more expensive. Rapid technological developments within the wireless telecommunications industry have allowed wireless subscribers to talk, send and receive text messages, send and receive e-mails, capture and transmit digital images, send and receive multimedia messages, play games, listen to music, watch visual content, run application programs and browse the Internet using all-in-one wireless handsets. Wireless handsets, accessories and services also are being used around the world to provide remote monitoring, point-of-sale transaction processing, inter-device communications, local area networks, location monitoring, sales force automation, and customer relationship management. While current demand for some of these more advanced services and features is not as strong in certain of the price-sensitive foreign markets we serve, the cost of producing smartphones continues to decline and we believe demand will continue to increase in the future as the products become more affordable and worldwide economic conditions improve.

According to International Data Corporation (“IDC”), shipments of mobile phones during 2013 increased by 4.8% to an estimated 1.822 billion devices compared to 1.738 billion units in 2012. However, according to IDC, shipments of smartphones in 2013 hit the one billion unit milestone by growing 38% over the prior year to 1.004 billion units. This represents a majority of approximately 55% of all mobile phone shipments for the year. According to IDC, the top trends driving smartphone growth are lower cost and large screen devices. The Android operating system continued its undisputed worldwide dominance in smartphones in 2013, growing from a 69% market share in 2012 to nearly 79% in 2013, according to Strategy Analytics.

In 2014, Gartner, Inc. expects 4.9% growth over 2013 in worldwide mobile phone shipments to almost 1.9 billion units. DigiTimes Research expects about a 24% increase in smartphone shipments in 2014, which would indicate a 19% decline in global shipments of feature phones compared to 2013. DigiTimes expects the smartphone growth to be driven by demand in Russia, India, Indonesia and Latin American countries.

Our Business and Strategy

The worldwide market for wireless handsets and tablets is extremely competitive. It is characterized by a large number of providers, often with very similar products, who often ultimately compete on price at very thin margins. The capabilities and features of the phones are primarily a function of the chipset manufacturers, and it is difficult to achieve differentiation. Despite this, we still believe differentiation is possible through a combination of factors, including through development of our line of verykool® xTreme ruggedized handsets. We strive for (1) a consistent, attractive industrial design, (2) a unique combination of features, and (3) an attractive price point which together provide exceptional “value” to the consumer and which we hope will set our phones apart from the competition.

Our strategy includes the following elements:

•	Continued refreshment and introduction of new models of our verykool® line of differentiated phones.

•	Transitioning our line-up of phones to include a greater selection of smartphones in response to the affordability and popularity of smartphones in worldwide markets.

•	Expansion into new geographic markets, including the United States and throughout Europe.

•	Leveraging our historical presence and existing infrastructure in Latin America.

•	Expand our design partnerships and other relationships to enhance our design capabilities and product offerings.

Smartphones vs. Feature Phones.

Technological advances and affordability in smartphones, including the pervasiveness of the open source Android operating system, are driving the global wireless industry. The popularity of smartphones is gaining dramatically in developed countries with broader-based consumer purchasing power. However, in certain geographic regions including Latin America, the market is extremely price sensitive and the price points of traditional smartphones are beyond the reach of most consumers. With increasing volumes and lower production costs for smartphones, we intend to expand our portfolio of affordable smartphones. We will also continue to provide low-end feature phones, but expect to replace more expensive feature phones with entry-level smartphones.

Geographic Market Expansion.

Historically, our traditional market focus has been Latin America. In the last few years, we have also shipped products on a private label basis to customers in Western Europe, Russia, Singapore, other Southeast Asian countries and Africa. However, this business has been inconsistent and sporadic. In 2014, we intend to market the verykool® brand into certain of these markets to introduce the brand and build a more consistent business base. We also intend to increase our presence in the United States market. During 2013, we sold products to a small number of distributors in the U.S. who serve small Regional Service Area (“RSA”) carriers. In December 2013, we signed a distribution agreement with Ingram Micro Mobility, which we anticipate will provide us the opportunity in 2014 to access Ingram’s vast U.S. distribution network to carrier, retail and on-line customer channels.

Leverage our Latin America Presence.

We have worked hard over the past six years to develop the verykool® brand name in Latin America. In 2014, we intend to continue to leverage the brand equity we have built in Latin America, as well as our existing in-country sales and technical resources, to expand sales to existing customers, acquire new customers, and expand into other Latin American countries where possible.

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

Customers

Our current Latin American customers include carriers, agents, distributors and resellers. Our customers elsewhere in Asia Pacific, Europe and Africa are all OEM customers to whom our products are sold on a private label basis and comprised 3% of verykool® product sales in 2013. In the United States, our customers include distributors who primarily supply regional carriers. We sell our products pursuant to customer purchase orders and ship products by common carrier based on customer-specified delivery dates. During 2013, we sold products to approximately 35 customers. Our three largest customers in 2013 represented 20%, 14% and 13% of our net sales, respectively. Our first and third largest customers were carrier customers in Latin America and our second largest customer was an open market distributor.

Purchasing and Suppliers

In earlier years, Samsung was the major supplier for our distribution business, primarily in Argentina. Products purchased from Samsung related entities represented 0%, 9% and 41% of our cost of sales in 2013, 2012 and 2011, respectively. The decline in concentration of Samsung purchases is due to the termination on March 31, 2012 of our Samsung distribution agreement.

For our branded verykool® products, we have established key relationships with a number of leading contract manufacturers of wireless telecommunications equipment in China. Certain of these manufacturers are ODMs who design and manufacture wireless handsets to our specifications or based upon their own criteria. Others are contract manufacturers who we use to produce wireless handsets to our specifications as designed and prototyped by our in-house design team. In 2013, we purchased products from ten manufacturers, the top three representing 38%, 12% and 10%, respectively, of our cost of sales.

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

As of December 31, 2013, we employed or contracted with 15 sales, marketing and merchandizing professionals who are assigned specific geographic territories, most of whom reside in-country. Each salesperson is generally compensated with a base salary or retainer plus a commission or bonus based on sales in his or her territory.

Research and Development

We maintain an in-house development team in China. Our product roadmap is determined and monitored by close coordination between our Chinese team and corporate product management. The focus of our in-house team has been our ruggedized line of xTreme products. In December 2012 and June 2013, we restructured the team to eliminate redundancies and consolidate it into a single location in Shenzhen to be closer to our suppliers, contract manufacturers and customers. At December 31, 2013, the team had 23 employees. R&D expenses for the years ended December 31, 2011, 2012 and 2013 were $1.6 million, $2.2 million and $1.3 million, respectively.

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

We compete for sales of wireless handsets and accessories with well-established carriers, distributors and in some cases our current contract manufacturers. Manufacturers, including our own suppliers, sell their products directly to some large carriers, and as these carriers grow in size, they may pose more of a competitive threat to our business by bypassing our distribution system in favor of doing business directly with manufacturers. Our competitors in Latin America include wireless OEMs, wireless equipment manufacturers, carriers and wireless distributors such as BrightPoint, Inc. (now part of Ingram Micro), Brightstar Corporation and CT Miami. Our competition in Asia Pacific is very fragmented and includes a large number of Asia-based ODMs.

Information Systems

Our information systems are comprised of a standard licensed accounting and general ledger software system plus a licensed data base program that has been customized to meet our specific needs. The data base system allows management to exercise real-time control over many elements of our business including customer relationship management, purchasing, inventory management and control, sales order control and pricing management. It also provides management with many reports and statistical analysis relating to products, customers and suppliers. Although we believe our information systems are adequate, the two systems are discreet and do not interface with each other. As a result, there is a significant amount of duplicate data entry required to record all transactions in the accounting system. We have licensed a more complete and integrated enterprise resource planning (“ERP”) system which we are in the process of implementing.

Employees

As of December 31, 2013, we had 67 employees and contractors. Of these employees and contractors, 2 were in executive management positions, 15 were engaged in sales and marketing, 23 were in research and development, 3 were in service operations, 4 were in finance and administration, and 20 were in product development, logistics and field engineering. From time to time, we utilize temporary employees to perform warehouse functions. Our employees and contractors are not covered by a collective bargaining agreement. We believe that our relations with our employees and contractors are good.

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

Risks Relating to Our Business

The loss or reduction in orders from principal customers or a reduction in prices we are able to charge these customers would have a negative impact upon our financial results.

Our three largest customers for the year ended December 31, 2013, represented 20%, 14% and 13% of our net sales, respectively. The markets we serve and are targeting for future business are subject to significant price competition and our customers are not contractually obligated to purchase products from us. For these and other reasons, such as competitive pricing and competitive pressures, customers may seek to obtain products or services from us at lower prices than we have been able to charge in the past, and they could terminate our relationship or reduce their purchases from us in favor of lower-priced alternatives. In addition, we have experienced losses of certain customer bases through industry consolidation, a trend that may increase in our markets, and in the ordinary course of business. The further loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity.

We have been experiencing net losses and expect that net losses could continue for an uncertain period. If we continue to operate at a loss, our business may not be financially viable.

For the year ended December 31, 2013, our net loss was $597,000. We have now reported seven consecutive loss years with an aggregate net loss of $22.7 million. As of December 31, 2013, our cash balance was $2.4 million, we had net working capital of $16.0 million and we had no outstanding debt. Given the continued economic slowdown, our business now being focused on proprietary products without established markets and the uncertainty of most global markets, we cannot adequately evaluate the financial viability of our business or our long-term prospects with any certainty. While our business plan includes a number of objectives to achieve profitability, if we do not succeed in these objectives, our business might continue to experience losses and may not be sustainable in the future.

We may not succeed in our development, introduction and establishment of proprietary products in our markets.

The development, introduction and establishment of new products in our proprietary verykool® line requires a significant investment in research and product development, manufacturing and marketing. Our development team in China has had success with delivery of new products, but has also encountered delays and design challenges, and may not be successful in developing the differentiated products we need to ultimately implement our strategy successfully. In addition, our new products may not be well received by our customers or the end-users. Further, failure to adequately carry out our product marketing, sales and delivery strategy or otherwise be successful in promoting our verykool® brand may result in inventory obsolescence, including inventory which we have built in anticipation of market acceptance of our products. If any of these events occur, our financial condition and operating results would be negatively impacted.

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

Our operating performance may cause our stock price to fluctuate. Between January 1, 2013 and March 7, 2014, our stock price has fluctuated between $0.38 and $4.23 per share, and we anticipate that significant volatility in our stock price will continue for the foreseeable future.

We do not currently have a bank line of credit or other source of financing.

We do not currently have a bank line of credit or other financing source. While we believe that our current cash resources and working capital may adequately fund our operations for the foreseeable future, the lack of financing could impede the future growth of our business. We are currently in discussions with a number of funding sources to provide financing, but there can be no assurance that a definitive agreement will be reached.

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

The majority of our revenues during the year ended December 31, 2013 were, and for the near future will likely continue to be, generated outside of the United States, in countries that may have volatile currencies or other risks.

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

We are dependent upon our information systems to manage our business and to be responsive to our customers needs, and we plan to implement a new ERP system in 2014. These systems may experience interruptions, including interruptions of related services from third-party providers which may be beyond our control. Such business interruptions could cause us to fail to meet customer requirements and could result in the loss of business relationships. All information technology systems, both internal and external, are potentially vulnerable to damage or interruption from a variety of sources, including, without limitation, computer viruses, security breaches, energy blackouts, natural disasters, terrorism, war and telecommunication failures, as well as third-party provider failures. We have implemented various measures to manage our risks related to system and network disruptions, but a systems failure or security breach or other problem with our information technology systems could negatively impact our operations and financial results.

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

We rely on trade secret laws to protect our proprietary knowledge, particularly, the information and technology related to our verykool® brand, our database of customers and suppliers and business terms such as pricing. In general, we also have non-disclosure agreements with our key employees (including our design team in China) and limit disclosure of our trade secrets and other proprietary information. These measures may prove difficult to enforce and may not prove adequate to prevent misappropriation of our proprietary information.

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

An active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of our shares. Additionally, the stock market in general, including the market for telecommunications-related stocks in particular, has been highly volatile. For example, the closing price of our common stock has fluctuated between $0.38 and $4.23 from January 1, 2013 through March 7, 2014.

The market price of our common stock has been and is likely to remain volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial loss on their investment.

We may be delisted from The NASDAQ Stock Market if we do not satisfy continued listing requirements.

At various times over the last several years we faced potential delisting from The NASDAQ Stock Market for failure to maintain the minimum $1.00 bid price per share requirement for continued listing. If our common stock trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, NASDAQ will send us a deficiency notice advising us that we will be afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. Because of our most recent failure to comply with this requirement in December 2012, we were afforded two 180-day periods by The NASDAQ Stock Market to regain compliance. On January 9, 2014, after the closing bid price of our stock had been at $1.00 per share or greater for 10 consecutive business days, we were notified by The NASDAQ Stock Market that we had regained compliance.

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

As of March 1, 2014, our Chief Executive Officer Joseph Ram, beneficially owned approximately 30% of our outstanding common stock. As a result, Mr. Ram may be able to significantly influence corporate actions relating to:

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

Our corporate headquarters office is located in San Diego, California. Our verykool® R&D facility is located in Shenzhen, China, close to our contract manufacturers. All of these facilities are occupied pursuant to operating leases. The table below summarizes information concerning those leases, but does not include local sales tax, VAT tax or common area maintenance charges where applicable:

	Aggregate Square Footage	Approximate Monthly Rent	Lease term
San Diego, California	7,700	$14,000	Oct 2012 to Sep 2017
Shenzhen, China	2,418	$4,100	Mar 2013 to Mar 2014

We believe that these facilities are adequate for our current requirements and that suitable alternative or additional space will be available as needed for alternative space or to accommodate future expansion of our operations. We expect the Shenzhen lease to be renewed or replaced by March 31, 2014 at comparable terms.

Item 3.	Legal Proceedings.

Viamport Litigation

On May 22, 2012, a lawsuit was filed against the Company in Santo Domingo, Dominican Republic (Case No. FP-12-461) by Viaimport, SRL, a former customer of the Company, and served on the Company on July 12, 2012. The complaint alleges breach of contract and seeks U.S. $1 million in damages. The Company believes that this case is without merit and intends to vigorously defend itself. In addition, on August 31, 2012, the Company filed a lawsuit against Viaimport and its principal, Omar Hassan, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County Florida (Case No. 12-34647CA32) for non-payment of purchase obligations aggregating $288,559 and other damages. On August 12, 2013, Viaimport filed a counterclaim against InfoSonics in Miami-Dade County, which is essentially a mirror image of the Dominican Republic complaint. On November 19, 2013, InfoSonics filed a request with the Dominican Republic Court to request dismissal of the case there for lack of jurisdiction in order to have both related actions heard in Miami-Dade County. Both lawsuits are in the discovery stage. The Miami actions are scheduled for trial on May 27, 2014; no trial date has been set for the Dominican Republic case. The parties began settlement discussions on January 16, 2014, which discussions are still ongoing. At this time we do not believe these matters will have a material adverse effect on our financial condition. However, the ultimate legal and financial liability with respect to these matters cannot be estimated with certainty and the Dominican Republic case is complicated by its foreign venue.

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

Wyncomm Litigation

On April 12, 2013, Wyncomm LLC (“Wyncomm”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware, alleging that certain of our products infringe claims of U.S. Patent No. 5,506,866. Wyncomm is seeking recovery of unspecified monetary damages. We do not believe we infringe the Wyncomm patent and intend to defend ourselves vigorously. On February 13, 2014 we filed an answer with the Court stating that we do not infringe and setting forth multiple defenses. We are currently in settlement discussions with Wyncomm, and do not believe this lawsuit will have a material adverse effect on our financial condition.

Blue Spike Litigation

On October 8, 2013, Blue Spike, LLC (“Blue Spike”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that certain of our products infringe claims of U.S. Patent No. 5,745,569. Blue Spike is seeking recovery of unspecified monetary damages. We do not believe we infringe the Blue Spike patent and intend to defend ourselves vigorously. On February 10, 2014 we filed an answer with the Court stating that we do not infringe and setting forth multiple defenses. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

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

Our Common Stock trades on The NASDAQ Capital Market under the symbol “IFON.” The following table sets forth, for the periods indicated, the high and low trading prices of our Common Stock as reported by The NASDAQ Stock Market:

2013	High	Low
First Quarter	$0.77	$0.52
Second Quarter	$0.62	$0.38
Third Quarter	$0.70	$0.44
Fourth Quarter	$1.89	$0.48

2012	High	Low
First Quarter	$1.05	$0.58
Second Quarter	$1.68	$0.72
Third Quarter	$1.78	$1.08
Fourth Quarter	$1.19	$0.60

As of March 7, 2014 the closing price of our common stock on The NASDAQ Capital Market was $3.68, and there were approximately nine stockholders of record.

We have not paid any cash dividends and do not expect to pay any cash dividends in the foreseeable future.

The information regarding equity compensation plans is incorporated by reference into Item 12 of this Form 10-K, which incorporates by reference the information set forth in the Company’s Definitive Proxy Statement in connection with the 2014 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2013 fiscal year.

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

Overview and Recent Developments

We are a provider of wireless handsets (which may be referred to herein as “phones”, “cell phones”, “mobile phones”, “feature phones” and “smartphones”) and accessories to carriers, distributors and OEMs in Latin America, Asia Pacific, Europe, Africa and the United States. We design, develop, source and sell our proprietary line of products under the verykool® brand and on a private label basis to certain customers (collectively referred to as verykool® products). verykool® products include entry-level, mid-tier and high-end feature phones and Android-based smartphones. We first introduced the verykool® brand in 2006, and have been working to gain brand identity and grow sales. We have recently transformed our company from our prior business model as a distributor of phones designed, developed and manufactured by others, to our current business model of designing, manufacturing, sourcing and selling our own verykool® products.

Over the past five years, our business has had two primary components: (1) legacy distribution of wireless handsets supplied by major manufacturers, primarily Samsung, and (2) provision of our own proprietary verykool® products that we originally sourced from independent design houses and original design manufacturers (“ODMs”). In 2009, more than 95% of our net sales of approximately $231 million were derived from distribution sales of Samsung products to carriers in Argentina. In late 2009, however, a stiff import tariff on certain electronic devices, including wireless handsets, was enacted in Argentina. The tariff had a significant negative impact on our sales beginning in the first quarter of 2010, and ultimately resulted in a complete shut-down of our distribution business of third party branded products which ended with the termination on March 31, 2012 of our distribution agreement with Samsung. Since April 1, 2012, our business has and will continue to be centered on our verykool® product line.

The majority of our phones are sourced from independent design houses and ODMs. In addition, a number of phones in our product portfolio are developed internally by our in-house design team in Shenzhen, China, which currently consists of 23 employees. We contract with electronic manufacturing services (“EMS”) providers to manufacture all of our branded products.

Historically, our traditional market focus has been Latin America. During 2013 we did a small amount of business with customers in the United States and sought to expand our presence in the U.S. market. In December 2013 we signed a distribution agreement with Ingram Micro Mobility which we anticipate will provide us the opportunity in 2014 to access Ingram’s vast U.S. distribution network to carriers, retail and on-line customer channels.

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

Management and employees spend a significant amount of time traveling to Latin America and Asia Pacific with the purpose of spending time with our key customers, suppliers, our Chinese design team and other contractors and employees. We believe that these relationships are vital to our success and we will continue to dedicate a significant amount of time to this area.

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

Results of Operations:

The following table sets forth certain items from our consolidated statements of operations and comprehensive loss as a percentage of net sales for the periods indicated:

	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	81.7%	80.2%	87.0%

Gross profit	18.3%	19.8%	13.0%

Operating expenses:
Selling, general and administrative	17.8%	20.6%	15.7%
Research and development	3.5%	6.5%	4.5%

	21.3%	27.1%	20.2%

Operating loss	-3.0%	-7.3%	-7.2%
Other income (expense):
Interest income (expense), net	1.5%	0.2%	0.0%
Other income (expense), net	0.0%	-0.2%	0.1%

Loss before income taxes	-1.5%	-7.3%	-7.1%
Benefit (provision) for income taxes	-0.1%	0.0%	0.0%

Net loss	-1.6%	-7.3%	-7.1%

We do not believe that inflation had a significant impact on our results of operations for the periods reported in our Consolidated Audited Financial Statements.

Year Ended December 31, 2013 Compared With Year Ended December 31, 2012

Net Sales

For the year ended December 31, 2013, our total net sales of $37.9 million increased by $3.6 million, or 10.5%, compared to net sales of $34.3 million in 2012. Sales during 2013 of verykool® products increased by $6.3 million, or 20.1%, compared to $31.6 million in 2012, offset by the decrease of $2.7 million of Samsung distribution sales in 2012. Our Samsung distribution business ended March 31, 2012. Our revenue growth reflects strong performance with carrier customers in Peru, Guatemala, Puerto Rico and the Dominican Republic, partially offset by declines in private label sales in Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”). 2013 represented a record year for sales of verykool® products, both in terms of dollar value and units sold. We shipped 1.9 million units in 2013, an 86% increase over 1.0 million units shipped in 2012. However, the product mix shifted significantly to low-end feature phones resulting in a reduction of our average selling price from $30.19 in 2012 to $19.65 in 2013.

Cost of Sales, Gross Profit and Gross Margin

	For the Year Ended December 31,		Increase (Decrease)
	2013	2012
	(Dollar amounts in thousands)
Net sales	$37,895	$34,294	10.5%
Cost of sales	30,953	27,488	12.6%

Gross profit	$6,942	$6,806	2.0%

Gross margin	18.3%	19.8%	(7.7%)

For the year ended December 31, 2013, cost of sales was $31.0 million, 81.7% of net sales, and gross margin was 18.3%, compared to cost of sales of $27.5 million, 80.2% of net sales, and a 19.8% gross margin for the year ended December 31, 2012. In 2013, our gross profit amounted to $6.9 million, an increase of 2.0% from $6.8 million in 2012. The 7.7% reduction in gross margin was primarily the result of a higher concentration of sales of low-end feature phones at lower gross margins.

Operating Expenses and Operating Loss

For the year ended December 31, 2013, operating expenses of $8.1 million decreased by $1.2 million, or 13.0%, from $9.3 million in 2012. Selling, general and administrative (“SG&A”) expenses decreased by $0.3 million and R&D spending decreased by $0.9 million. The decrease in SG&A expenses in 2013 compared to 2012 was primarily the result of a lack of bad debt expense in 2013 compared to an isolated bad debt recorded in the first quarter of 2012. The decreased R&D expenses were primarily the result of the reduction-in-force and consolidation of our development team into our Shenzhen, China office which we accomplished in the first and second quarters of 2013. Severance costs of $100,000 for the employees terminated in the first quarter of 2013 were recorded in the fourth quarter of 2012 as we finalized the plan to eliminate the headcount redundancies in December 2012.

For the year ended December 31, 2013, we sustained an operating loss of $1.1 million, cutting by more than half the operating loss of $2.5 million for the year ended December 31, 2012. The $1.4 million improvement came primarily from the $1.2 million reduction in operating expenses and $0.1 million improvement in gross profit.

Interest Expense and Other Income (Expense)

For the year ended December 31, 2013, other income (expense) of $582,000 consisted principally of $527,000 related to the legal defeasance of a previously recorded supplier obligation that had been included in accrued expenses on our balance sheet and $55,000 related to a forfeited customer deposit. Interest income, principally from a customer installment obligation, amounted to $17,000. In 2012, other income (expense) included $72,000 of expense comprised of $48,000 of foreign exchange losses and a $24,000 loss on disposal of fixed assets. We also recorded $61,000 of interest income primarily related to financed customer receivables.

Net Loss

For the year ended December 31, 2013, our net loss was $597,000 after a tax provision of $51,000 related primarily to a foreign dividend received from one of our wholly owned subsidiaries. Because of our prior operating losses and lack of carry-back ability, our provision for income taxes for 2012 was nominal and our net loss was $2.5 million.

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

For the year ended December 31, 2012, cost of sales was $27.5 million, 80.2% of net sales, and gross margin was 19.8%, compared to cost of sales of $30.3 million, 87.0% of net sales, and a 13.0% gross margin for the year ended December 31, 2011. In 2012, our gross profit amounted to $6.8 million, an increase of 49.9%, from $4.5 million in 2011. The significant improvements in both our gross profit and our gross margin percentage were primarily a result of the shift in the mix of sales to a lower concentration of distribution sales and a higher concentration of branded sales incident to the expiration of our distribution agreement with Samsung. Sales of our verykool® branded products typically result in higher gross margins than our distribution sales. In 2011, distribution sales comprised 38% of total revenues, with 62% represented by branded sales. In 2012, distribution sales fell to 8% of total revenues, with 92% coming from sales of branded verykool® products.

Operating Expenses and Operating Loss from Continuing Operations

For the year ended December 31, 2012, operating expenses of $9.3 million increased by $2.2 million, or 31.5%, from $7.1 million in 2011. Selling, general and administrative (“SG&A”) expenses increased by $1.6 million and R&D spending increased by $0.6 million. The increased SG&A expenses included increases in the following areas: personnel additions in the sales, logistics and service departments, sales commissions on increased sales of verykool® branded products, marketing, homologation and an isolated bad debt recorded in the first quarter of 2012. The increased R&D expenses were primarily the result of increased headcount during the second half of 2012 to enable the contemporaneous development of a number of new smartphone models. In December 2012, as these developments drew to a close, we finalized a plan to eliminate the headcount redundancies in the first quarter of 2013 and restructure our China workforce. Severance costs for the terminated employees of $100,000 were recorded in the fourth quarter of 2012 and were included in R&D expense for the year.

For the year ended December 31, 2012, we sustained an operating loss from continuing operations of $2.5 million, equal to the operating loss of $2.5 million for the year ended December 31, 2011. The $2.2 million increase in gross profit in 2012 was offset by the $2.2 million increase in operating expenses.

Interest Expense and Other Income (Expense)

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

Net Loss

Because other income (expense) and income tax expense in both 2012 and 2011 were minimal, our net losses in both years were substantially equivalent to the operating losses for the respective years. The nominal income tax was the result of our prior operating losses and lack of carry-back ability.

Financial Condition, Liquidity and Capital Resources

Historically, we have used cash from sale of products and lines of credit (bank and vendor) to provide the capital needed to support our business. In late 2011, we added a new foreign exchange (“FX”) hedging facility with our bank as a tool to hedge our exposure to changes in certain foreign currency exchange rates. We electively terminated this facility in the first quarter of 2013 and the restricted cash supporting it was returned to our general cash reserves.

The primary drivers affecting our cash and liquidity are net income (losses) and working capital requirements. Capital equipment is not significant in our business, and at December 31, 2013 we did not have any material commitments for capital expenditures. Our largest working capital requirement is for accounts receivable, and, to a lesser extent, inventory (including prepaid inventory, which is a component of prepaid assets), as we continually strive to minimize inventory levels. We typically bill customers on an open account basis, subject to our credit qualification, with payment terms ranging between net 30 and net 90 days. Some of our larger carrier customers, however, often delay payments beyond the invoiced payment terms. If our net revenue increases, it is likely that our accounts receivable balance will also increase. Our Chinese suppliers from whom we purchase product do not offer us vendor credit. Furthermore, we typically are required to pay a 15% to 20% deposit at the time we place a purchase order with the remaining balance due prior to shipment.

As of December 31, 2013, we had $2.4 million of cash and cash equivalents and $16.0 million of working capital compared to $6.2 million of cash, cash equivalents and restricted cash and $16.2 million of working capital as of December 31, 2012. As of both December 31, 2013 and 2012, we had no bank debt.

As of December 31, 2013, cash and cash equivalents consisted of cash on hand and in bank accounts.

Operating Activities

Net cash used by operating activities for the year ended December 31, 2013 amounted to $3.7 million compared to $5.9 million for the year ended December 31, 2012. The $2.2 million reduction of cash required to fund operations was due largely to the $1.2 million reduction in the net loss, adjusted for non-cash items, for 2013 compared to 2012.

In 2013, we used $3.4 million of cash to fund our net working capital requirements. This included a $1.6 million increase in trade accounts receivable, reflecting the 40% increase in sales in the fourth quarter of 2013 compared to 2012, partially offset by a more current receivable base. Days sales outstanding in receivables at December 31, 2013 was 90 days, which was a substantial improvement over the 109 days at December 31, 2012. We also used $1.9 million to increase our prepaid inventory levels, partially offset by a $1.2 million reduction in inventories. An additional $1.0 million was used to reduce payables and accruals.

In 2012, we used $4.4 million of cash to fund our net working capital requirements. This included a $1.9 million increase in trade accounts receivable, reflecting a larger share of our fourth quarter sales to carrier customers who delayed payments in December. Days sales outstanding in receivables at December 31, 2011 was 109 days, which was significantly greater than the 65 days at December 31, 2011. We also used $1.4 million to increase our inventory levels, although this was partially offset by a $1.1 million reduction in prepaid inventories. An additional $1.9 million was used to reduce payables and accruals and $0.3 million for other assets.

Investing Activities

Cash used to purchase property and equipment, primarily tooling and molds for our proprietary verykool® products, amounted to $145,000 in 2013 compared to $396,000 in 2012. In 2013, we freed up $1.0 million of restricted cash which had been used to secure our obligations under an FX hedging facility with our bank which was terminated in the first quarter.

Financing Activities

There were no financing activities in the years ended December 31, 2013, 2012 or 2011.

We believe that our current cash resources and working capital may adequately fund our operations at the current level. However, the lack of additional cash resources could impede the future growth of our business. In January 2014, we received commitments from certain of our product vendors to extend 60 day credit terms to us, supported by credit insurance. We would still be required to pay the upfront 15% to 20% deposit upon placement of purchase orders, but the remaining balance would be subject to the 60 day credit terms beginning on the date of product delivery. We would reimburse the vendor for the cost of the credit insurance, as well as pay a finance charge based on the balances outstanding during the 60-day term. Two credit insurers have committed to a combined policy coverage of $4 million, and the combined cost of the insurance and the finance charge would be at effective annual rates from 5.8% to 7.4%. In addition, we are currently in discussions with a number of funding sources to provide additional asset-based financing, but there can be no assurance that a definitive agreement will be reached.

Off-Balance Sheet Arrangements

At December 31, 2013, we did not have any off-balance sheet arrangements.

Contractual Obligations

We lease corporate and administrative office facilities and equipment under non-cancelable operating leases. Rent expense under these leases was approximately $301,000, $385,000 and $406,000 for the years ended December 31, 2013, 2012 and 2011, respectively. At December 31, 2013, we had no amounts outstanding related to any debt obligations.

The following is a schedule of aggregate future minimum rental payments required by the above leases (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$737	$195	$389	$153	—

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rates

At December 31, 2013, we had no outstanding interest bearing debt and no rate-sensitive investments.

Foreign Exchange and Other Risks

At December 31, 2013 and 2012, foreign currency cash accounts in Mexican pesos amounted to $18,000 and $105,000, respectively. Also at December 31, 2013 and 2012, accounts receivable denominated in Mexican pesos amounted to $165,000 and $271,000, respectively. Prior to December 2011, all of our sales transactions were denominated in U.S. dollars. Beginning in December 2011, we began to price sales in foreign currencies only to certain customers in Mexico. Product costs, and the majority of our operating expenses are also denominated in U.S. dollars, but payroll and other costs of our China development team are denominated in Chinese Yuan Renminbi.

Foreign currency risks are associated with our cash, receivables, payroll and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income (expense) in our consolidated statements of operations. There were no forward contracts outstanding at December 31, 2013 or 2012. We do not believe that foreign currency fluctuations had a material impact on our financial results during 2013, 2012 or 2011.

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

(ii) Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 as required by the Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013. This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to law, rules and regulations that permit us to provide only management’s report in this Annual Report.

(iii) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2013, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2014 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

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

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2014 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2014 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2014 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2014 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents, included elsewhere in this annual report on Form 10-K (see F-pages herein regarding financial statement information) are incorporated herein by reference and filed as part of this report:

(1) Financial statements:

The consolidated balance sheets as of December 31, 2013 and 2012, and the consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2013, 2012 and 2011, together with notes thereto.

(2) Financial statement schedule:

Schedule II – Valuation and Qualifying Accounts.

(3) Exhibit index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSONICS CORPORATION

March 14, 2014	By:	/s/ JOSEPH RAM
Joseph Ram, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Signature and Title:

March 14, 2014	/s/ JOSEPH RAM Joseph Ram, President and Chief Executive Officer and Director (Principal Executive Officer)

March 14, 2014	/s/ VERNON A. LOFORTI Vernon A. LoForti, Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

March 14, 2014	/s/ RANDALL P. MARX Randall P. Marx, Director

March 14, 2014	/s/ ROBERT S. PICOW Robert S. Picow, Director

March 14, 2014	/s/ KIRK A. WALDRON Kirk A. Waldron, Director

INFOSONICS CORPORATION

Consolidated Financial Statements

For the years ended December  31, 2013, 2012 and 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

InfoSonics Corporation

San Diego, California

We have audited the accompanying consolidated balance sheets of InfoSonics Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule of InfoSonics Corporation listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoSonics Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ SINGERLEWAK LLP

Irvine, California

March 14, 2014

INFOSONICS CORPORATION

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$2,369	$5,230
Restricted cash	—	1,003
Trade accounts receivable, net of allowance for doubtful accounts of $373 and $339 as of December 31, 2013 and 2012 respectively	11,856	10,247
Other accounts receivable	163	95
Inventory	2,467	3,429
Prepaid assets	3,435	1,521

Total current assets	20,290	21,525
Property and equipment, net	200	367
Other assets	179	229

Total assets	$20,669	$22,121

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,161	$1,514
Accrued expenses	3,180	3,786

Total current liabilities	4,341	5,300

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized: no shares issued and outstanding	—	—
Common stock, $0.001 par value, 40,000 shares authorized: 14,184 shares issued and outstanding	14	14
Additional paid-in capital	32,391	32,282
Accumulated other comprehensive loss	(18)	(13)
Accumulated deficit	(16,059)	(15,462)

Total stockholders’ equity	16,328	16,821

Total liabilities and stockholders’ equity	$20,669	$22,121

Accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2013	2012	2011
Net sales	$37,895	$34,294	$34,884
Cost of sales	30,953	27,488	30,344

Gross profit	6,942	6,806	4,540

Operating expenses:
Selling, general and administrative	6,751	7,075	5,479
Research and development	1,336	2,218	1,588

	8,087	9,293	7,067

Operating loss	(1,145)	(2,487)	(2,527)
Other income (expense):
Other income (expense), net	582	(72)	30
Interest income (expense), net	17	61	11

Operating loss before benefit (provision) for income taxes	(546)	(2,498)	(2,486)
Provision for income taxes	(51)	(2)	(2)

Net loss	$(597)	$(2,500)	$(2,488)

Net loss per share (basic and diluted)	$(0.04)	$(0.18)	$(0.18)

Basic and diluted weighted-average number of common shares outstanding	14,184	14,184	14,184
Comprehensive Loss:
Net loss	$(597)	$(2,500)	$(2,488)
Foreign currency translation adjustments	(5)	104	14

Comprehensive loss	$(602)	$(2,396)	$(2,474)

Accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance, December 31, 2010	14,184	$14	$31,856	$(10,474)	$(131)	$21,265
Stock-based compensation expense	—	—	195	—	—	195
Foreign currency translation	—	—	—	—	14	14
Net loss	—	—	—	(2,488)	—	(2,488)

Balance, December 31, 2011	14,184	14	32,051	(12,962)	(117)	18,986
Stock-based compensation expense	—	—	231	—	—	231
Foreign currency translation	—	—	—	—	104	104
Net loss	—	—	—	(2,500)	—	(2,500)

Balance, December 31, 2012	14,184	14	32,282	(15,462)	(13)	16,821
Stock-based compensation expense	—	—	109	—	—	109
Foreign currency translation	—	—	—	—	(5)	(5)
Net loss	—	—	—	(597)	—	(597)

Balance, December 31, 2013	14,184	$14	$32,391	$(16,059)	$(18)	$16,328

Accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(597)	$(2,500)	$(2,448)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	263	276	172
Loss on disposal of fixed assets	49	64	12
Provision for (recovery of) bad debts	34	242	(100)
Provision for obsolete inventory	(194)	171	7
Stock-based compensation	109	231	195
(Increase) decrease in:
Trade accounts receivable	(1,643)	(1,879)	3,729
Other accounts receivable	(68)	(19)	532
Inventory	1,156	(1,362)	(557)
Prepaids	(1,914)	964	(1,889)
Other assets	50	(160)	(1)
Increase (decrease) in:
Accounts payable	(353)	(992)	(1,690)
Accrued expenses	(606)	(933)	1,493

Cash used in continuing operations	(3,714)	(5,897)	(585)
Cash provided by discontinued operations, net (Note 2)	—	—	710

Net cash provided by (used in) operating activities	(3,714)	(5,897)	125

Cash flows from investing activities:
Purchase of property and equipment	(145)	(396)	(201)
(Increase) decrease in restricted cash	1,003	(3)	(1,000)

Net cash provided by (used in) investing activities	858	(399)	(1,201)

Effect of exchange rate changes on cash	(5)	104	14

Net decrease in cash and cash equivalents	(2,861)	(6,192)	(1,062)
Cash and cash equivalents, beginning of period	5,230	11,422	12,484

Cash and cash equivalents, end of period	$2,369	$5,230	$11,422

Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

NOTE 1—ORGANIZATION AND LINE OF BUSINESS

InfoSonics Corporation (“InfoSonics”) was incorporated in February 1994 in the state of California and reincorporated in September 2003 in the state of Maryland. InfoSonics and its subsidiaries, InfoSonics Latin America, Inc., InfoSonics de Mexico S.A. de C.V., InfoSonics de Guatemala S.A., InfoSonics El Salvador S.A. de C.V., InfoSonics S.A., InfoSonics Colombia S.A., verykool USA, Inc., InfoSonics de Panama, verykool Hong Kong Limited, and verykool Wireless Technology Limited (collectively, the “Company”), develop, manufacture and sell wireless telecommunication products and accessories to wireless carriers, distributors, retailers, dealer agents and OEMs. The Company markets its branded products throughout Latin America and on a private label basis in certain countries in Asia Pacific, Europe and Africa. The Company has also recently re-entered the United States market.

NOTE 2—DISCONTINUED OPERATIONS

During the quarter ended June 30, 2008, the Company assessed its distribution business in the United States and Mexico. Due to the changing environment and consolidation in the United States of the smaller regional cellular carriers (one of the Company’s then target markets) into larger national carriers, along with the Company’s inability to penetrate the Mexico market due to challenges of fostering sales relations with the dominant cellular carriers there, management determined that it was necessary to take decisive actions to mitigate further losses. The Company implemented actions necessary to close operations related to distribution operations in both of those countries. As of December 31, 2011, the discontinuance of both the domestic and Mexican businesses was complete. The results of the discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net sales	$—	$—	$—
Gross profit (loss)	—	—	(53)
Operating income	—	—	1
Net income	—	—	—
Depreciation and amortization	—	—	—

NOTE 3—RESTRUCTURING

In December 2012, the Company finalized a plan to reduce its workforce in China by 21 employees, or 20% of its worldwide workforce. The reductions, which were accomplished in the first quarter of 2013, were intended to eliminate headcount redundancies built up during multiple concurrent product developments and to restructure the China workforce with a shift toward more resources in the Company’s Shenzhen office and a lower concentration in Beijing. Severance costs, mandated by Chinese labor law, related to the terminated employees of $100,000 were recorded in the fourth quarter of 2012 as R&D expense in the accompanying consolidated statement of operations. A second restructuring was affected in the second quarter of 2013 to further reduce headcount and consolidate the development team in a single location in Shenzhen. Total costs related to this restructuring amounted to approximately $192,000 including $134,000 in severance paid to terminated employees as well as legal fees and expenses related to abandonment of one incomplete development project.

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

Cash and Cash Equivalents

For consolidated financial statement purposes, cash equivalents are defined as investments which have an original maturity of ninety days or less from the original date of purchase. Cash and cash equivalents consist of cash on hand and in banks. The Company maintains its cash and cash equivalents balances in a bank that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation. As of December 31, 2013 and 2012, the Company maintained deposits totaling $2.0 million and $5.5 million, respectively, with certain financial institutions in excess of federally insured amounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Restricted Cash

Restricted cash as of December 31, 2012 consisted of a cash deposit with a bank that was pledged as collateral for the Company’s foreign exchange hedging facility. The Company terminated the hedging facility in the first quarter of 2013 and had no restricted cash as of December 31, 2013.

Trade Accounts Receivable

The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. The Company evaluates the collectability of its accounts receivable on an ongoing basis. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. As of December 31, 2013 and 2012, the allowance for doubtful accounts was $373,000 and $339,000, respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of wireless phones and wireless phone accessories. The Company writes down its inventory when it is estimated to be excess or obsolete. As of December 31, 2013 and 2012, the inventory was net of write-downs of $84,000 and $278,000, respectively. From time to time the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of December 31, 2013 and 2012, the prepaid inventory balances included in prepaid assets were $2,968,000 and $1,061,000, respectively.

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

Derivative Instruments and Hedging Activities

The Company is exposed to certain risks relating to its ongoing business activities, and previously used a hedging strategy to manage one of those risks. The risk managed by the use of derivative instruments was foreign currency fluctuation risk. Forward contracts were entered into to manage the foreign currency risk associated with various commitments arising from trade accounts receivable that are denominated in the currency in the country where the product is shipped. Derivatives were held only for the purpose of hedging such risks, and not for speculation. The Company began pricing in foreign currencies in the fourth quarter of 2011 and the practice was limited to Mexico. The Company terminated the hedging facility in the first quarter of 2013 and there were no outstanding forward exchange contracts as of December 31, 2013 or 2012.

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

Accounting for the Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Management determined that there was no impairment of long-lived assets during the years ended December 31, 2013, 2012 and 2011.

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

Advertising Expense

The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the years ended December 31, 2013, 2012 and 2011 was $523,000, $692,000 and $534,000, respectively.

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

The Company is subject to U.S. Federal income tax as well as to income tax of multiple state and foreign country jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2004 through 2013 tax years. State income tax returns are subject to examination for a period of three to four years after filing.

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

Common shares from exercise of certain options and warrants have been excluded from the computation of diluted earnings per share because their exercise prices were greater than the Company’s weighted-average stock price for the period. For the years ended December 31, 2013, 2012 and 2011, the number of such shares excluded was 756,000, 106,000 and 106,000, respectively. In addition, because their effect would have been anti-dilutive, common shares from exercise of in-the-money options for the years ended December 31, 2013, 2012 and 2011 of 137,000, 537,000 and 527,000, respectively, have also been excluded from the computation of net loss per share.

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

During the year ended December 31, 2013, the Company’s three largest suppliers accounted for 38%, 12% and 10%, respectively, of total cost of sales. During the year ended December 31, 2012, the Company’s three largest suppliers accounted for 24%, 24% and 21%, respectively, of total cost of sales. During the year ended December 31, 2011, the Company’s three largest suppliers accounted for 42%, 21% and 10%, respectively, of total cost of sales.

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

The Company has historically sold its products primarily to wireless network carriers throughout Latin America, as well as to distributors and value added resellers, or VARs. More recently, the Company entered the EMEA and APAC markets with private label sales to original equipment manufacturers, or OEMs, as well as sales of branded products to U.S. distributors. The Company provides credit to its customers in the normal course of business and generally requires no collateral. Credit risk with respect to accounts receivable is generally concentrated due to the small number of entities comprising the Company’s overall customer base. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses based upon the Company’s historical experience related to credit losses and any unusual circumstances that may affect the ability of its customers to meet their obligations. The Company’s bad debt expenses have not been significant relative to its total revenues.

Since a majority of the Company’s sales are made to wireless network carriers, there are a limited number of potential customers in each country in which the Company does business. Carriers often purchase products from a number of suppliers, and there can be significant movement in the carrier/supplier relationships from year to year. In each of 2013 and 2011, three customers represented 10% or more of the Company’s total net sales. During 2012, only two customers represented 10% or more of the Company’s total net sales. The top three customers in 2013 accounted for 20%, 14% and 13%, respectively, of total net sales and represented 18%, 15% and 24% of accounts receivable, respectively, at December 31, 2013. During 2012, the top two customers accounted for 16% and 11% of total net sales, and represented 12% and 19% of accounts receivable, respectively, as of December 31, 2012. During 2011, the top three customers accounted for 14%, 13% and 13% of total net sales, and represented 11%, 15% and 17% of accounts receivable respectively at December 31, 2011.

The Company’s agreement with Samsung to distribute its products to customers in Argentina expired on March 31, 2012, at which time Samsung ceased to be a supplier. For its verykool® products, the Company contracts with a number of OEM suppliers, design houses and contract manufacturers. In 2013, the Company purchased products from 10 manufacturers, with the top three representing 38%, 12% and 10%, respectively, of cost of sales. Although each may supply a somewhat differentiated product or service, management believes any shortfalls from existing suppliers can be absorbed by other suppliers on comparable terms. However, there are no assurances this can be achieved, and a change in suppliers could cause a delay in product shipments and sales and adversely affect results.

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

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment are primarily located in the United States and China and consisted of the following as of the dates presented (in thousands):

	December 31,
	2013	2012
Machinery and Equipment	$278	$327
Tooling, Molds and Software	557	475
Furniture and Fixtures	131	129

	966	931
Less Accumulated Depreciation	766	564

Total	$200	$367

Depreciation expense was $263,000, $276,000 and $172,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTE 6—FOREIGN EXCHANGE HEDGING FACILITY

On December 9, 2011, the Company entered into a Foreign Exchange Trading Master Agreement and a Pledge Agreement (collectively, the “Agreement”) with HSBC Bank USA (the “Bank”). Under the terms of the Agreement, the Company and the Bank could enter into spot and/or forward foreign exchange transactions and/or foreign currency options. The Company used these derivative instruments to manage the foreign currency risk associated with its trade accounts receivable that were denominated in foreign currencies, primarily the Mexican peso. In order to secure its obligations under the Master Trading Agreement, the Company deposited $1 million into a restricted account pursuant to a related pledge agreement. During the year ended December 31, 2012, the Company sustained a loss of $48,000 on its hedging transactions. In February 2013, the Company elected to terminate the facility due to its limited use and the restricted cash deposit was returned to the Company’s general cash reserves.

NOTE 7—ACCRUED EXPENSES

As of December 31, 2013 and 2012, accrued expenses consisted of the following (in thousands):

	December 31, 2013	December 31, 2012
Accrued product costs	$1,572	$2,336
Income taxes payable	130	98
Other accruals	1,478	1,352

Total	$3,180	$3,786

NOTE 8—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate and administrative offices, R&D office and certain equipment under operating lease agreements which expire through September 2017. Certain of the agreements contain renewal options. Future minimum payments under these operating lease agreements at December 31, 2013 were $737,000. Rent expense was $301,000, $385,000 and $406,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

Litigation

Viamport Litigation

On May 22, 2012, a lawsuit was filed against the Company in Santo Domingo, Dominican Republic (Case No. FP-12-461) by Viaimport, SRL, a former customer of the Company, and served on the Company on July 12, 2012. The complaint alleges breach of contract and seeks U.S. $1 million in damages. The Company believes that this case is without merit and intends to vigorously defend itself. In addition, on August 31, 2012, the Company filed a lawsuit against Viaimport and its principal, Omar Hassan, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County Florida (Case No. 12-34647CA32) for non-payment of purchase obligations aggregating $288,559 and other damages. On August 12, 2013, Viaimport filed a counterclaim against InfoSonics in Miami-Dade County, which is essentially a mirror image of the Dominican Republic complaint. On November 19, 2013, InfoSonics filed a request with the Dominican Republic Court to request dismissal of the case there for lack of jurisdiction in order to have both related actions heard in Miami-Dade County. Both lawsuits are in the discovery stage. The Miami actions are scheduled for trial on May 27, 2014; no trial date has been set for the Dominican Republic case. The parties began settlement discussions on January 16, 2014, which discussions are still ongoing. At this time we do not believe these matters will have a material adverse effect on our financial condition. However, the ultimate legal and financial liability with respect to these matters cannot be estimated with certainty and the Dominican Republic case is complicated by its foreign venue.

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

Wyncomm Litigation

On April 12, 2013, Wyncomm LLC (“Wyncomm”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware, alleging that certain of our products infringe claims of U.S. Patent No. 5,506,866. Wyncomm is seeking recovery of unspecified monetary damages. We do not believe we infringe the Wyncomm patent and intend to defend ourselves vigorously. On February 13, 2014 we filed an answer with the Court stating that we do not infringe and setting forth multiple defenses. We are currently in settlement discussions with Wyncomm, and do not believe this lawsuit will have a material adverse effect on our financial condition.

Blue Spike Litigation

On October 8, 2013, Blue Spike, LLC (“Blue Spike”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that certain of our products infringe claims of U.S. Patent No. 5,745,569. Blue Spike is seeking recovery of unspecified monetary damages. We do not believe we infringe the Blue Spike patent and intend to defend ourselves vigorously. On February 10, 2014 we filed an answer with the Court stating that we do not infringe and setting forth multiple defenses. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

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

NOTE 9—STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of preferred stock, which may be issued from time to time in one or more series by the Board of Directors. In addition, the Board is authorized to set the rights, preferences, privileges and restrictions of these shares, including dividends rights, conversion rights, voting rights and liquidation preferences. These shares may have rights senior to those of the Company’s common stock holders. As of December 31, 2013 and 2012, the Company did not have any preferred shares outstanding.

Common Stock

The Company has authorized the issuance of 40,000,000 shares of common stock. As of December 31, 2013 and 2012, a total of 14,184,145 shares were outstanding.

Stock Options and Warrants

The Company has two stock-based compensation plans: the 2006 Equity Incentive Plan (“2006 Plan”) and the 2003 Stock Option Plan (“2003 Plan”). Each of the plans was approved by the Company’s stockholders. As of December 31, 2013, options to purchase 881,000 shares and 12,000 shares were outstanding under the 2006 Plan and the 2003 Plan, respectively, and a total of 467,000 shares were available for grant under the 2006 Plan. There are no options available for grant under the 2003 Plan. The Company is also a party to non-plan option agreements with several non-employee directors.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2013, 2012 and 2011: risk-free interest rates of 1.81%, 0.91% and 0.63%, respectively, based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0% as the Company has not, and does not intend to, issue dividends; and expected lives of 3 to 7 years based upon the historical life of the Company’s options. For grants in 2013, 2012 and 2011, the expected volatility used ranged from 102% to 109% based on the Company’s historical stock price fluctuations for a period matching the expected life of the options.

A summary of option activity under all of the above plans for the year ended December 31, 2013 is as follows (shares and aggregate intrinsic value in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2012	643	$0.90
Granted during fiscal year 2013	275	$0.73
Expired during fiscal year 2013	(25)	$5.44
Forfeited during fiscal year 2013	—

Outstanding at December 31, 2013	893	$0.72	4.76 years	$741

Vested and expected to vest	861	$0.72	4.63 years	$715

Exercisable at December 31, 2013	617	$0.71	3.79 years	$519

The aggregate intrinsic value in the stock option summary table above is based on our closing stock price of $1.53 per share as of December 31, 2013, which value would have been realized by the optionees had all options been exercised on that date.

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

The Company evaluated the warrant on its Hong Kong subsidiary in accordance with ASC 718-50 and concluded that because the warrants were issued to the management company for allocation at its discretion, the proper treatment of the warrants was as specified in ASC 505-50 as equity-based payments to non-employees in exchange for services. The Company also concluded that the estimated fair value of the warrant at the date of grant was $365,000. The Company recorded the expense for this warrant based upon its estimated fair value on a straight-line basis over the three year performance period. The amount of expense recorded during the years ended December 31, 2013, 2012 and 2011 was $40,000, $122,000 and $122,000, respectively.

A summary of the status of the Company’s non-vested options at December 31, 2013, and changes during the year then ended are presented below (shares in thousands):

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2012	139	$0.50
Granted	275	$0.58
Vested	(138)	$0.49
Forfeited	—	—

Non-vested at December 31, 2013	276	$0.58

The weighted-average per share grant-date fair value of options granted during 2013, 2012 and 2011 were $0.58, $0.54 and $0.47, respectively. There were no option exercises during the three years ended December 31, 2013. The unrecognized stock-based compensation expense for future periods as of December 31, 2013 is $137,000, which is expected to be recognized over a weighted-average period of approximately 1.9 years. Such amount may change as a result of future grants, forfeitures, modifications in assumptions and other factors. The total fair value of options that vested during 2013, 2012 and 2011 was $68,000, $110,000 and $79,000, respectively.

The following table summarizes share-based compensation expense for the years ended December 31 (in thousands):

	2013	2012	2011
Selling, general and administrative:
Non-employee directors	$11	$18	$10
Officers	40	63	39
Others	18	28	24

Total SG&A	69	109	73
Research and development	40	122	122

Total share-based compensation expense before taxes	109	231	195
Related deferred income tax benefits	—	—	—

Share-based compensation expense	$109	$231	$195

NOTE 10—INCOME TAXES

The Company is subject to US federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2013 remain open to examination by the taxing authorities due to the carryforward of unutilized net operating losses. As of December 31, 2013, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

Components of the income tax benefit (provision) are as follows for the years ended December 31 (in thousands):

	2013	2012	2011
Current tax benefit (provision):
Federal	$(49)	$—	$—
State	(2)	(2)	(2)
Foreign	—	—	—

Total	(51)	(2)	(2)

Deferred tax benefit (provision):
Federal	(205)	485	(603)
State	(200)	26	359

Total	(405)	511	(244)

Change in valuation allowance	405	(511)	227

Benefit (provision) for income taxes from discontinued operations	—	—	17

Total benefit (provision) for income taxes from continuing operations	$(51)	$(2)	$(2)

A reconciliation of income taxes computed by applying the federal statutory income tax rate of 34.0% to income (loss) before income taxes to the recognized income tax benefit (provision) reported in the accompanying consolidated statements of operations is as follows for the years ended December 31 (in thousands):

	2013	2012	2011
U.S. federal income tax at statutory rate	$185	$849	$845
State taxes, net of federal benefit	(23)	64	112
Non-deductible expenses	(8)	(20)	(13)
Foreign income tax rate differential	(283)	(309)	(1,493)
Valuation allowance	405	(511)	(765)
Foreign earnings	(182)	(52)	1,320
Other	(145)	(23)	(8)

Total benefit (provision) for income taxes	$(51)	$(2)	$(2)

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

	December 31,
	2013	2012
Current deferred tax assets:
Allowance for bad debts	$131	$131
Share-based payment expense	152	142
Allowance for obsolete inventory	29	104
Accrued compensation	67	65
Contribution carryover	9	10
Other accruals	175	155

Total	563	608

Non-current deferred tax assets:
Depreciation	(4)	30
Capital loss	176	195
APB 23 un-repatriated foreign earnings	—	(621)
Net operating loss	3,535	4,512
Credit carryover	49	—

Total	3,756	4,116

Valuation allowance	(4,319)	(4,724)

Net deferred tax assets	$—	$—

At December 31, 2013, the Company had federal and state net operating loss carry forwards of approximately $10,525,000 and $13,674,000, respectively. The federal and state net operating loss carry forwards begin to expire in 2024 and 2016, respectively.

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

Following the Company’s adoption on January 1, 2007 of FIN-48 regarding accounting for uncertainty in income taxes, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with the guidance. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of that review, the Company concluded there were no uncertain tax positions and no cumulative effect on retained earnings at the time of adoption. Subsequent to that date of adoption through December 31, 2013, the Company has continued to evaluate its tax positions and concluded that it has not had any material uncertain tax positions.

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports segment data based on the management approach, which designates the internal reporting that is used by management for making operating and investment decisions and evaluating performance as the source of the Company’s reportable segments. The Company uses one measurement of profitability and does not disaggregate its business for internal reporting. The Company has determined that it operates in one segment, providing wireless handsets and accessories to carriers, distributors and OEM customers in Latin America, Asia Pacific, Europe, Africa and the United States. The following table summarizes the Company’s net sales by geographic area for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Central America	$17,296	$11,767	$11,755
U.S.-based distributors selling to Latin America	6,422	6,295	5,321
South America	9,048	8,633	14,813
Asia Pacific	209	430	908
EMEA	961	4,799	1,090
Mexico	2,908	1,960	997
United States	1,051	410	—

Total	$37,895	$34,294	$34,884

During the year ended December 31, 2013, sales to customers in Peru, Guatemala and Puerto Rico represented 20%, 15% and 13% of the Company’s consolidated net revenue, respectively. In addition, sales to a U.S.-based distributor who sells into the open market in Central America represented 14% in 2013. In 2012, sales to a U.S.-based distributor who sells into the open market in Central America and sales to a carrier customer in Peru represented 16% and 11%, respectively. In 2011, sales to customers in Argentina represented 25%. Sales in no other individual country amounted to 10% or more of the Company’s consolidated net revenue in any of the three years.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2013
Net sales	$7,821	$8,342	$9,867	$11,865
Gross profit	1,382	1,730	1,828	2,002
Net income (loss)	(709)	(47)	34	125
Basic and diluted net income (loss) per share	(0.05)	(0.00)	0.00	0.01

Year Ended December 31, 2012
Net sales	$12,358	$8,111	$5,373	$8,452
Gross profit	2,256	2,055	1,139	1,356
Net income (loss)	105	(265)	(1,189)	(1,151)
Basic and diluted net income (loss) per share	0.01	(0.02)	(0.08)	(0.08)

SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts—Schedule II

	(Amounts in thousands)
	Balance, beginning of year	Additions charged to operations	Deletions from Reserve	Balance, end of year
Allowance for doubtful accounts:
Year ended December 31, 2013	$339	$34	$—	$373
Year ended December 31, 2012	97	242	—	339
Year ended December 31, 2011	197	—	100	97

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (7)

4.1	Specimen Common Stock Certificate (1)

10.1	2003 Stock Option Plan, as amended (5)(*)

10.2	Form of Stock Option Agreement—2003 Stock Option Plan—Non Employee Director (2)(*)

10.3	Form of Stock Option Agreement—2003 Stock Option Plan—Incentive Stock Option (2)(*)

10.4	2006 Equity Incentive Plan (3)(*)

10.5	Form of Stock Option Grant Notice/Stock Option Agreement (4)(*)

10.6	Form of Amended and Restated Stock Option Agreement (Non-Employee Directors’ Option) (3)(*)

10.7	Employment Agreement effective of April 9, 2012 between InfoSonics and Joseph Ram (9)(*)

10.8	Office Space Lease, dated September 10, 2007, by and between UTC Properties LLC and the Company (6)

10.9	FX Trading Master Agreement between HSBC Bank USA, National Association and InfoSonics Corporation dated December 9, 2011 (8)

10.10	Pledge Agreement between HSBC Bank USA, National Association and InfoSonics Corporation dated December 20, 2011 (8)

10.11	First Amendment to Lease, dated May 23, 2012, by and between UTC Properties LLC and the Company (10)

21	Subsidiaries of InfoSonics (+)

23	Consent of Independent Registered Public Accounting Firm (+)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (+)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed on January 30, 2004.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 25, 2005.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed on June 12, 2006.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 12, 2006.

(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 31, 2006.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2007.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 14, 2010.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 16, 2012.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 4, 2012
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2012.
(*)	Indicates a management contract or compensatory plan or arrangement
(+)	Filed herewith