Form 10-Q
period 2014-03-31
INFOSONICS Corp
filed 2014-05-14
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 14, 2014, the Registrant had 14,356,395 shares outstanding of its $0.001 par value common stock.

InfoSonics Corporation

FORM 10-Q

For quarterly period ended March 31, 2014

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Net sales	$11,624	$7,821
Cost of sales	9,551	6,439

Gross profit	2,073	1,382

Operating expenses
Selling, general and administrative	1,785	1,743
Research and development	227	398

	2,012	2,141

Operating income (loss)	61	(759)

Other income (expense):
Other, net	(3)	51
Interest, net	—	6

Income (loss) before provision for income taxes	58	(702)
Provision for income taxes	(3)	(7)

Net income (loss)	$55	$(709)

Net income (loss) per share:
Basic	$0.00	$(0.05)
Diluted	$0.00	$(0.05)

Weighted-average number of common shares outstanding:
Basic	14,218	14,184
Diluted	14,810	14,184

Comprehensive income (loss):
Net income (loss)	$55	$(709)
Foreign currency translation adjustments	(13)	33

Comprehensive income (loss)	$42	$(676)

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,145	$2,369
Trade accounts receivable, net of allowance for doubtful accounts of $373 and $373, respectively	13,555	11,856
Other accounts receivable	83	163
Inventory	2,991	2,467
Prepaid assets	3,130	3,435

Total current assets	20,904	20,290
Property and equipment, net	165	200
Other assets	41	179

Total assets	$21,110	$20,669

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,526	$1,161
Accrued expenses	3,058	3,180

Total current liabilities	4,584	4,341

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized (no shares issued and outstanding)	—	—
Common stock, $0.001 par value, 40,000 shares authorized; 14,356 and 14,184 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	14	14
Additional paid-in capital	32,547	32,391
Accumulated other comprehensive loss	(31)	(18)
Accumulated deficit	(16,004)	(16,059)

Total stockholders’ equity	16,526	16,328

Total liabilities and stockholders’ equity	$21,110	$20,669

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$55	$(709)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	48	56
Loss on disposal of fixed assets	1	12
Provision for bad debts	—	23
Provision for obsolete inventory	43	4
Stock-based compensation expense	21	57
(Increase) decrease in:
Trade accounts receivable	(1,699)	243
Other accounts receivable	80	(174)
Inventory	(567)	177
Prepaids	305	(819)
Other assets	138	25
Increase (decrease) in:
Accounts payable	365	(376)
Accrued expenses	(122)	(94)

Net cash used in operating activities	(1,332)	(1,575)

Cash flows from investing activities:
Purchase of property and equipment	(14)	(10)
Decrease in restricted cash	—	1,003

Net cash provided by (used in) investing activities	(14)	993

Cash flows from financing activities:
Cash received from exercise of stock options	135	—

Net cash provided by financing activities	135	—

Effect of exchange rate changes on cash	(13)	33

Net decrease in cash and cash equivalents	(1,224)	(549)
Cash and cash equivalents, beginning of period	2,369	5,230

Cash and cash equivalents, end of period	$1,145	$4,681

Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Condensed Notes to Consolidated Financial Statements

(unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements and these condensed notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the financial position or results of operations of InfoSonics Corporation (the “Company”), although they may. These unaudited consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K.

The Company’s consolidated financial statements include assets, liabilities and operating results of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, these unaudited consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly present the Company’s results of operations, financial position and cash flows as of March 31, 2014 and for all periods presented. The results reported in these consolidated financial statements for the three months ended March 31, 2014 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full fiscal year of 2014 or for any future period.

NOTE 2. Stock-Based Compensation

The Company has two stock-based compensation plans: the 2006 Equity Incentive Plan (“2006 Plan”) and the 2003 Stock Option Plan (“2003 Plan”). Each of the plans was approved by our stockholders. As of March 31, 2014, options to purchase 709,000 shares and 12,000 shares were outstanding under the 2006 Plan and the 2003 Plan, respectively, and a total of 467,000 shares are available for grant under the 2006 Plan. There are no options available for grant under the 2003 Plan.

The Company’s stock options vest on an annual or a monthly basis. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Such amount may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three months ended March 31, 2014 and 2013, we recorded an expense of $21,000 and $27,000, respectively, related to options previously granted. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference that results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

During the three months ended March 31, 2014 and 2013, the Company did not grant any stock options. As of March 31, 2014, there was $119,000 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over the remaining weighted-average period of 1.68 years.

A summary of option activity under all of the above plans as of March 31, 2014 and changes during the three months then ended is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life in Years
Outstanding at December 31, 2013	893	$0.72
Granted	—	$—
Exercised	(172)	$0.78
Forfeited	—	$—

Outstanding at March 31, 2014	721	$0.70	4.66

Vested and expected to vest	693	$0.70	4.58
Exercisable at March 31, 2014	480	$0.69	3.64

A summary of the status of the Company’s non-vested options at March 31, 2014 and changes during the three months then ended is presented below (shares in thousands):

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2013	276	$0.58
Granted	—	$—
Vested	(35)	$0.58
Forfeited	—	$—

Non-vested at March 31, 2014	241	$0.58

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

The Company evaluated the warrant on its Hong Kong subsidiary in accordance with ASC 718-50 and concluded that because the warrants were issued to the management company for allocation at its discretion, the proper treatment of the warrants was as specified in ASC 505-50 as equity-based payments to non-employees in exchange for services. The Company also concluded that the estimated fair value of the warrant at the date of grant was $365,000. The Company recorded the expense for this warrant based upon its estimated fair value on a straight-line basis over the three year performance period. The amount of expense recorded during the three months ended March 31, 2013 was $30,000. No expense was recorded during the three months ended March 31, 2014.

The Company’s stock-based compensation is classified in the same expense line items as cash compensation. Information about stock-based compensation included in the unaudited results of operations for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	For the Three Months Ended March 31,
	2014	2013
Officer compensation	$9	$16
Non-employee directors	5	5
Sales, general and administrative	7	6
Research and development	—	30

Total stock option/warrant expense, included in total operating expenses	$21	$57

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

Common shares from the potential exercise of certain options have been excluded from the computation of earnings (loss) per share because their exercise prices are greater than the Company’s average stock price for the period. For the three months ended March 31, 2014 and 2013, the number of shares excluded was 12,000 and 506,000, respectively. In addition, because their effect would have been anti-dilutive, common shares from exercise of in-the-money options for the three months ended March 31, 2013 of 138,000 have also been excluded from the computation of net loss per share.

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2013 remain open to examination or re-examination. As of March 31, 2014, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or results of operations. For the three months ended March 31, 2014, deferred income tax assets and the corresponding valuation allowance increased by $233,000.

NOTE 5. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories. The Company records a reserve against inventories to account for obsolescence and possible price concessions required to liquidate inventories below cost. During the three months ended March 31, 2014, the inventory reserve balance was increased by $43,000. As of March 31, 2014 and December 31, 2013, the inventory reserve was $127,000 and $84,000, respectively. From time to time, the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of March 31, 2014 and December 31, 2013, the prepaid inventory balances were $2,633,000 and $2,968,000, respectively, which are included in prepaid assets in the accompanying consolidated balance sheets. Inventory consists of the following (in thousands):

	March 31, 2014 (unaudited)	December 31, 2013 (audited)
Finished goods	$3,118	$2,551
Inventory reserve	(127)	(84)

Net inventory	$2,991	$2,467

NOTE 6. Property and Equipment

Property and equipment are primarily located in the United States and China, including test fixtures and computer equipment at the Company’s development subsidiary in China and certain tooling and product molds located at outsourced manufacturers in Asia. Fixed assets consisted of the following (in thousands):

	March 31, 2014 (unaudited)	December 31, 2013 (audited)
Machinery and equipment	$270	$278
Tooling and molds	570	557
Furniture and fixtures	131	131

Subtotal	971	966
Less accumulated depreciation	(806)	(766)

Total	$165	$200

Depreciation expense for the three months ended March 31, 2014 and 2013 was $48,000 and $56,000, respectively.

NOTE 7. Accrued Expenses

As of March 31, 2014 and December 31, 2013, accrued expenses consisted of the following (in thousands):

	March 31, 2014 (unaudited)	December 31, 2013 (audited)
Accrued product costs (including warranty)	$1,739	$1,572
Income taxes payable	101	130
Other accruals	1,218	1,478

Total	$3,058	$3,180

NOTE 8. Line of Credit

On March 27, 2014, the Company entered into a Loan and Security Agreement and an attendant Intellectual Property Security Agreement (collectively the “Agreement”) with Silicon Valley Bank, pursuant to which the Company can borrow up to $2 million based upon both its domestic and foreign eligible accounts receivable multiplied by an advance rate of 80% and 70%, respectively, with eligibility determined in accordance with the Agreement (the “Credit Facility”). The Credit Facility is secured by substantially all of the Company’s assets. Borrowings under the Credit Facility will bear interest based on the face amount of the financed receivables at the prime rate plus 4.5% for domestic receivables and 3.53% for foreign receivables. The Credit Facility, which expires September 27, 2015, contains representations and warranties, affirmative, restrictive and financial covenants, and events of default which are customary for credit facilities of this type. At March 31, 2014, the Company was in compliance with all covenants, no amounts were outstanding and $2 million was available.

NOTE 9. Derivative Instruments and Hedging Activities

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

NOTE 10. Recent Accounting Pronouncements

Recently Adopted:

In March 2013, the FASB issued an update on a parent’s accounting for the cumulative translation adjustment, which we refer to as CTA, upon derecognition of certain subsidiaries or group of assets within a foreign entity or of an investment in a foreign entity. The objective of the update is to resolve the diversity in practice about the appropriate guidance to apply to the release of CTA into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or a business within a foreign entity. The update provides that the entire amount of the CTA associated with the foreign entity would be released when there has been a sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity. This update is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The update is applied prospectively from the beginning of the fiscal year of adoption. The Company adopted this guidance effective January 1, 2014, which adoption did not have an impact on the Company’s consolidated financial statements.

In July 2013, the FASB issued an amendment of the income tax reporting rules intended to clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax benefit is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company adopted this guidance effective January 1, 2014, which adoption did not have an impact on the Company’s consolidated financial statements.

Issued (Not adopted yet):

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of and represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The new guidance is effective on a prospective basis for annual fiscal periods beginning on or after December 15, 2014. We do not expect the adoption of this new guidance to have an impact on the Company’s consolidated financial statements.

NOTE 11. Geographic Information

The Company currently operates in one business segment. Fixed assets are principally located in Company or third-party facilities in the United States and Asia. The unaudited net sales by geographical area for the three months ended March 31, 2014 and 2013 were (in thousands):

	For the Three Months Ended
	March 31, 2014	March 31, 2013
Central America	$3,838	$4,915
South America	4,627	1,196
Mexico	227	106
U.S.-based Latin American distributors	1,793	1,450
United States	164	151
Europe, Middle East and Africa	928	3
Asia Pacific	47	—

Total	$11,624	$7,821

NOTE 12. Commitments and Contingencies

Viamport Litigation

On May 22, 2012, a lawsuit was filed against the Company in Santo Domingo, Dominican Republic (Case No. FP-12-461) by Viaimport, SRL, a former customer of the Company, and served on the Company on July 12, 2012. The complaint alleges breach of contract and seeks U.S. $1 million in damages. The Company believes that this case is without merit and intends to vigorously defend itself. In addition, on August 31, 2012, the Company filed a lawsuit against Viaimport and its principal, Omar Hassan, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County Florida (Case No. 12-34647CA32) for non-payment of purchase obligations aggregating $288,559 and other damages. On August 12, 2013, Viaimport filed a counterclaim against InfoSonics in Miami-Dade County, which is essentially a mirror image of the Dominican Republic complaint. On November 19, 2013, InfoSonics filed a request with the Dominican Republic Court to request dismissal of the case there for lack of jurisdiction in order to have both related actions heard in Miami-Dade County. The Miami actions are scheduled for trial on July 21, 2014; no trial date has been set for the Dominican Republic case. The parties began settlement discussions on January 16, 2014, which discussions are still ongoing. On

March 26, 2014 the Company filed a Motion for Summary Judgment with the Miami Court that is scheduled to be heard by the Court on June 2, 2014. At this time we do not believe these matters will have a material adverse effect on our financial condition. However, the ultimate legal and financial liability with respect to these matters cannot be estimated with certainty and the Dominican Republic case is complicated by its foreign venue.

Wyncomm Litigation

On April 12, 2013, Wyncomm LLC (“Wyncomm”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware, alleging that certain of our products infringe claims of U.S. Patent No. 5,506,866. Wyncomm was seeking recovery of unspecified monetary damages. On March 20, 2014 we entered into a Settlement and Patent License Agreement with Wyncomm whereby we denied any wrongdoing and received a fully paid up and perpetual license to Wyncomm’s patent in exchange for a one-time cash payment of an immaterial amount. The lawsuit has now been dismissed with prejudice.

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

At March 31, 2014 and December 31, 2013, we did not have any material applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements, Safe Harbor Statement and Other General Information

This discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and condensed notes thereto and other information included in this report and our Annual Report on Form 10-K for the year ended December 31, 2013 (including our 2013 audited consolidated financial statements and related notes thereto and other information). Our discussion and analysis of financial condition and results of operations are based upon, among other things, our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to, among other things, make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent liabilities as of the date of our most recent balance sheet, and the reported amounts of revenues and expenses during the reporting periods. We review our estimates and assumptions on an ongoing basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from these estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations, although they may. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined in “Critical Accounting Policies” in our Annual Report on Form 10-K. All references to results of operations in this discussion generally are to results from continuing operations, unless otherwise noted.

This report contains “forward-looking statements,” including, without limitation, statements about customer relationships, marketing of our verykool® products, sales levels, cost reductions, operating efficiencies, profitability and adequacy of working capital, that are based on current management expectations and which involve certain risks and uncertainties. These risks and uncertainties, in whole or in part, could cause such expectations to fail to be achieved and have a material adverse effect on our business, financial condition and results of operations, and include, without limitation: (1) intense competition internationally, including competition from alternative business models, such as manufacturer-to-carrier sales, which may lead to reduced prices, lower sales, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages; (2) our ability to develop new verykool® handsets and successfully introduce them into new markets; (3) the ability of the Company to have access to adequate capital to fund its operations; (4) extended general economic downturn in world markets; (5) inability to secure adequate supply of competitive products on a timely basis and on commercially reasonable terms; (6) foreign exchange rate fluctuations, devaluation of a foreign currency, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, including, without limitation, the imposition, creation, increase or modification of tariffs, taxes, duties, levies and other charges and other related risks of our international operations which could significantly increase selling prices of our products to our customers and end-users; (7) the ability to attract new sources of profitable business from expansion of products or services or risks associated with entry into new markets, including geographies, products and services; (8) an interruption or failure of our information systems or subversion of access or other system controls may result in a significant loss of business, assets, or competitive information; (9) significant changes in supplier terms and relationships or shortages in product supply; (10) loss of business from one or more significant customers; (11) customer and geographical accounts receivable concentration risk and other related risks; (12) rapid product improvement and technological change resulting in inventory obsolescence; (13) uncertain political and economic conditions internationally, including terrorist or military actions; (14) the loss of a key executive officer or other key employees and the integration of new employees; (15) changes in consumer demand for multimedia wireless handset products and features; (16) our failure to adequately adapt to industry changes and to manage potential growth and/or contractions; (17) seasonal buying patterns; (18) the resolution of any litigation for or against the Company; and (19) the ability of the Company to generate taxable income in future periods. These forward-looking statements speak only as of the date of this release and we undertake no obligation to publicly update any forward-looking statements to reflect new information, events or circumstances after the date of this release. We have instituted in the past, and continue to institute, changes to our strategies, operations and processes to address risks and uncertainties and to mitigate their impacts on our results of operations and financial condition. However, no assurances can be given that we will be successful in these efforts. For a further discussion of significant risk factors to consider, see “Risk Factors” below in this report and “Item 1A. Risk Factors” of our Annual Report on Form 10-K. In addition, other risks or uncertainties may be detailed from time to time in our future SEC filings.

Overview

We are a provider of wireless handsets, tablets and accessories to carriers, distributors and original equipment manufacturers (“OEMs”) in Latin America, Asia Pacific, Europe, Africa and the United States. We design, develop, source and sell our proprietary line of products under the verykool® brand and on a private label basis to certain customers (collectively referred to as our “verykool® products”). We first introduced our verykool® brand in 2006 and verykool® products include entry-level, mid-tier and high-end products.

For the five years prior to March 2012, our business had two primary components: (1) legacy distribution of wireless handsets supplied by major manufacturers, primarily Samsung, and (2) provision of our own proprietary verykool® products that we originally sourced from independent design houses and original design manufacturers (“ODMs”). Our revenue peaked in 2006 when we recorded approximately $241 million of net sales. In late 2009, however, a stiff import tariff on certain electronic devices, including wireless handsets, was enacted in Argentina, followed by another import regulation in March 2011. These actions resulted in a rapid decline and eventual end of our distribution agreement with Samsung on March 31, 2012. Since April 1, 2012, our business has and is expected to continue to be centered on our verykool® product line.

The verykool® brand is now our flagship product. In order to better control the roadmap for this product line, in April 2010 we established an in-house design center in China where we now design a number of phones in our product portfolio. We contract with electronic manufacturing services (“EMS”) providers to manufacture all verykool® products we design. We continue to source most of our phones from independent design houses and ODMs and maintain personnel in China to oversee production and conduct quality control.

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

Historically, our business has been concentrated in countries in Latin America. In earlier years, the majority of our revenue was derived from distribution sales of Samsung products in Argentina, typically at very thin margins. As mentioned above, in late 2009, Argentina enacted a significant import tariff on certain electronic devices, including wireless handsets, that ultimately resulted in the conclusion of our distribution business on March 31, 2012.

In late 2010, we expanded private label sales of our verykool® products into the Asia Pacific market with initial sales to customers in both China and India, and in 2011, we added customers in Western Europe, Russia, Singapore, Africa and certain other Southeast Asian countries. The economic profile of the consumer markets in both Latin America and Asia Pacific are similar in that they are extremely price sensitive. As a consequence, unlike the U.S. domestic market that is dominated by large providers, these markets have been more open to smaller providers such as InfoSonics who are able to supply more competitively priced handsets with similar features. Our private label business has been sporadic, and is no longer an area of future focus.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Net sales	100.0%	100.0%
Cost of sales	82.2%	82.3%

Gross profit	17.8%	17.7%

Operating expenses:
Selling, general and administrative	15.3%	22.3%
Research and development	2.0%	5.1%

	17.3%	27.4%

Operating income (loss)	0.5%	(9.7%)
Other income (expense), net:
Other	(0.0%)	0.6%
Interest	—	0.1%

Income (loss) before income taxes	0.5%	(9.0%)
Provision for income taxes	(0.0%)	(0.1%)

Net income (loss)	0.5%	(9.1%)

Three months ended March 31, 2014 compared with three months ended March 31, 2013

Net Sales

For the three months ended March 31, 2014, our net sales amounted to $11.6 million, an increase of $3.8 million, or 49%, from $7.8 million in the same period last year. The largest increase came from sales to customers in South America which increased 287% from $1.2 million in the first quarter of 2013 to $4.6 million in the first quarter of 2014. We also recorded sales of $975,000 during the first quarter of 2014 to private label customers, primarily in Western Europe, while private label sales in the prior year quarter were negligible. Sales to distribution customers shipping into Latin America increased $344,000, or 24%, compared to the prior year quarter and sales to customers in Mexico more than doubled from $106,000 in the first quarter of 2013 to $227,000 in the first quarter of 2014. These increases were partially offset by a decline of $1.1 million, or 22%, to customers in Central America, primarily in Guatemala. In terms of units, we shipped approximately 565,000 units in the first quarter of 2014, an increase of 51% compared to the first quarter of 2013. Our average unit selling price declined by 2%, the result of a shift in product mix to a higher volume of lower-priced phones.

Gross Profit and Gross Margin

For the three months ended March 31, 2014, our gross profit amounted to $2,073,000, an increase of $691,000, or 50%, from $1,382,000 in the same period last year, primarily as a result of the increased sales volume. Our gross profit margin for the three months ended March 31, 2014 improved slightly from 17.7% to 17.8% in the same period last year.

Operating Expenses

For the three months ended March 31, 2014, total operating expenses amounted to $2,012,000, a decrease of 6% compared to $2,141,000 in the same period last year. Selling, general and administrative expenses for the three months ended March 31, 2014 amounted to $1,785,000, a 2% increase compared to $1,743,000 in the prior year quarter. Increased legal fees were partially offset by decreased operating expenses in other areas. R&D expenses for the three months ended March 31, 2014 amounted to $227,000, a decrease of $171,000, or 43%, compared to $398,000 in the prior year quarter. The decrease was primarily due to the restructuring of the development team and reduction of the employee base implemented during the first half of 2013.

Other Income (Expense)

Other income (expense) in both the three months ended March 31, 2014 and 2013 was nominal with the exception of $51,000 of income recorded in the first quarter of 2013, principally comprised of a forfeited customer deposit.

Provision for Income Taxes

Because of our prior operating losses, our tax provisions for the three months ended March 31, 2014 and 2013 were nominal.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash generated from operations, lines of credit (bank and vendor) and, from time to time, the sale of stock, to provide capital needed to support our business. However, in the past three years, we have not had a bank line of credit, and our major manufacturing suppliers have not provided us with any vendor credit. In fact, we typically have been required to pay 15% deposits at the time we place an order and the 85% balance prior to shipment. In the three months ended March 31, 2014, there were two significant events affecting our liquidity. First, two of our primary product vendors agreed to provide us with up to $4 million in vendor credit with 60-day payment terms provided that we reimburse them for the cost of credit insurance and pay a finance charge with aggregate effective annual interest rates of between 8.1% and 8.6%. In addition, on March 27, 2014 we entered into a Loan and Security Agreement with a bank for a $2 million revolving line of credit, subject to availability based upon domestic and foreign eligible accounts receivable multiplied by an advance rate of 80% and 70%, respectively. During the quarter ended March 31, 2014, we found that our business was constrained by the lack of capital. The new vendor and bank financing will provide us with additional liquidity in future quarters. We believe that these resources, combined with our existing working capital, will adequately fund our operations during the remainder of this fiscal year.

In the three months ended March 31, 2014, we used $1.3 million in cash for operations. This consisted of $1.7 million used to fund increased trade accounts receivable and $567,000 for increased inventory levels, partially offset by $523,000 generated by reductions in prepaids and other assets, $243,000 from increased payables/accruals, $168,000 in net income before non-cash charges and $135,000 received from the exercise of stock options.

As of March 31, 2014, we had $1.1 million of cash and cash equivalents and $16.3 million of net working capital.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates affecting the application of those accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Interest Rates

At March 31, 2014, we had $525,000 of vendor payables outstanding which bear interest at an effective annual rate of 8.1%, and no rate-sensitive investments.

Foreign Exchange and Other Risks

At March 31, 2014 and December 31, 2013, foreign currency cash accounts in Mexican pesos amounted to $9,000 and $18,000, respectively. Also at March 31, 2014 and December 31, 2013, accounts receivable denominated in Mexican pesos amounted to $122,000 and $165,000, respectively. All of our sales transactions are denominated in U.S. dollars with the exception of sales to certain customers in Mexico, which are priced in pesos. Product costs and the majority of our operating expenses are also denominated in U.S. dollars, but payroll and other costs of our Beijing development team are denominated in Chinese Yuan Renminbi.

Foreign currency risks are associated with our cash, receivables, payroll and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income (expense) in our consolidated statements of operations. For the three month period ended March 31, 2014 and 2013, foreign exchange losses amounted to $2,000 and $4,000, respectively.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our first quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Viamport Litigation

On May 22, 2012, a lawsuit was filed against the Company in Santo Domingo, Dominican Republic (Case No. FP-12-461) by Viaimport, SRL, a former customer of the Company, and served on the Company on July 12, 2012. The complaint alleges breach of contract and seeks U.S. $1 million in damages. The Company believes that this case is without merit and intends to vigorously defend itself. In addition, on August 31, 2012, the Company filed a lawsuit against Viaimport and its principal, Omar Hassan, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County Florida (Case No. 12-34647CA32) for non-payment of purchase obligations aggregating $288,559 and other damages. On August 12, 2013, Viaimport filed a counterclaim against InfoSonics in Miami-Dade County, which is essentially a mirror image of the Dominican Republic complaint. On November 19, 2013, InfoSonics filed a request with the Dominican Republic Court to request dismissal of the case there for lack of jurisdiction in order to have both related actions heard in Miami-Dade County. The Miami actions are scheduled for trial on July 21, 2014; no trial date has been set for the Dominican Republic case. The parties began settlement discussions on January 16, 2014, which discussions are still ongoing. On March 26, 2014 the Company filed a Motion for Summary Judgment with the Miami Court that is scheduled to be heard by the Court on June 2, 2014. At this time we do not believe these matters will have a material adverse effect on our financial condition. However, the ultimate legal and financial liability with respect to these matters cannot be estimated with certainty and the Dominican Republic case is complicated by its foreign venue.

Wyncomm Litigation

On April 12, 2013, Wyncomm LLC (“Wyncomm”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the District of Delaware, alleging that certain of our products infringe claims of U.S. Patent No. 5,506,866. Wyncomm was seeking recovery of unspecified monetary damages. On March 20, 2014 we entered into a Settlement and Patent License Agreement with Wyncomm whereby we denied any wrongdoing and received a fully paid up and perpetual license to Wyncomm’s patent in exchange for a one-time cash payment of an immaterial amount. The lawsuit has now been dismissed with prejudice.

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

In addition to the risk factors included below and other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which factors and information could materially affect our business, financial condition or operating results. The risk factors and uncertainties described in our last Annual Report on Form 10-K, our Quarterly Report on Form 10-Q and this report are not the only risks and uncertainties facing our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or operating results. Except as set forth below, there have been no material changes to the risk factors included in our last Annual Report on Form 10-K.

The loss or reduction in orders from principal customers, a reduction in the prices we are able to charge these customers or default by these customers on accounts receivable could have a negative impact upon our financial results.

Our three largest customers in the three months ended March 31, 2014 represented 39%, 11% and 9%, respectively, of our net sales during that period, and 37%, 14% and 9%, respectively, of our accounts receivable at March 31, 2014. The markets we serve and are targeting for future business are subject to significant price competition and other competitive pressures, and our current customers are not contractually obligated to purchase products from us. For these and other reasons, our customers may seek to obtain products or services from us at lower prices than we have been able to charge in the past, and they could terminate our relationship or reduce their purchases from us in favor of lower-priced or other alternatives. In addition, we have experienced losses of certain customers through industry or vendor consolidation, a trend that may increase in our markets and in the ordinary course of business. The further loss of any of our principal customers, the default by these customers on the amounts they owe us, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity.

We have been experiencing net losses and expect that net losses may occur for an uncertain period of time. If we operate at a loss, our business may not be financially viable.

We have reported seven consecutive loss years with aggregate net losses of $22.7 million. As of March 31, 2014, our cash balance was $1.1 million, we had net working capital of $16.3 million and we had no outstanding funded debt. Given the continued economic volatility and the uncertainty of most global markets, we cannot clearly evaluate the financial viability of our business or our long-term prospects with any certainty. While our business plan includes a number of objectives to reach and maintain profitability, if we do not succeed in these objectives, our business might continue to experience losses and may not be sustainable in the future.

Risks Related To Our Common Stock

The market for our common stock is volatile and our stock price could decline.

The stock market in general, including the market for telecommunications-related stocks in particular, has been highly volatile. The market price of our common stock has fluctuated significantly between $0.38 and $4.69 from January 1, 2013 through May 9, 2014, particularly in 2014, as has our trading volume, and are likely to remain volatile. Investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial loss on their investment. In addition, an active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares.

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

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Employment Agreement effective April 9, 2014 between InfoSonics and Vernon A. LoForti.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfoSonics Corporation

Date: May 14, 2014	By:	/S/ JOSEPH RAM
Joseph Ram
President and Chief Executive Officer

Date: May 14, 2014	By:	/S/ VERNON A. LOFORTI
Vernon A. LoForti
Vice President and Chief Financial Officer