Form 10-Q
period 2014-06-30
INFOSONICS Corp
filed 2014-08-14
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 14, 2014, the Registrant had 14,358,062 shares outstanding of its $0.001 par value common stock.

InfoSonics Corporation

FORM 10-Q

For quarterly period ended June 30, 2014

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$10,445	$8,342	$22,069	$16,163
Cost of sales	8,416	6,612	17,967	13,051

Gross profit	2,029	1,730	4,102	3,112

Operating expenses:
Selling, general and administrative	1,737	1,799	3,522	3,542
Research and development	157	500	384	898

	1,894	2,299	3,906	4,440

Operating income (loss)	135	(569)	196	(1,328)

Other income (expense):
Other income (expense)	1	535	(2)	586
Interest, net	(27)	5	(27)	11

Income (loss) before provision for income taxes	109	(29)	167	(731)
Provision for income taxes	—	(18)	(3)	(25)

Net income (loss)	$109	$(47)	$164	$(756)

Net income (loss) per share:
Basic	$0.01	$(0.00)	$0.01	$(0.05)
Diluted	$0.01	$(0.00)	$0.01	$(0.05)

Weighted-average number of common shares outstanding:
Basic	14,356	14,184	14,288	14,184
Diluted	14,814	14,184	14,812	14,184

Comprehensive income (loss):
Net income (loss)	$109	$(47)	$164	$(756)
Foreign currency translation adjustments	5	(35)	(8)	(2)

Comprehensive income (loss)	$114	$(82)	$156	$(758)

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,005	$2,369
Trade accounts receivable, net of allowance for doubtful accounts of $163 and $373, respectively	12,775	11,856
Other accounts receivable	67	163
Inventory	3,941	2,467
Prepaid assets	2,256	3,435

Total current assets	21,044	20,290
Property and equipment, net	154	200
Other assets	59	179

Total assets	$21,257	$20,669

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,919	$1,161
Accrued expenses	2,678	3,180

Total current liabilities	4,597	4,341

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized (no shares issued and outstanding)	—	—
Common stock, $0.001 par value, 40,000 shares authorized; 14,356 and 14,184 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	14	14
Additional paid-in capital	32,567	32,391
Accumulated other comprehensive loss	(26)	(18)
Accumulated deficit	(15,895)	(16,059)

Total stockholders’ equity	16,660	16,328

Total liabilities and stockholders’ equity	$21,257	$20,669

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$164	$(756)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	78	143
Loss on disposal of fixed assets	11	47
Provision for (recovery of) bad debts	(43)	34
Provision for obsolete inventory	94	(104)
Stock-based compensation expense	41	92
(Increase) decrease in:
Trade accounts receivable	(876)	2,626
Other accounts receivable	96	5
Inventory	(1,568)	1,077
Prepaids	1,179	(1,247)
Other assets	120	52
Increase (decrease) in:
Accounts payable	758	(633)
Accrued expenses	(502)	(1,074)

Net cash provided by (used in) operating activities	(448)	262

Cash flows from investing activities:
Purchase of property and equipment	(43)	(58)
Decrease in restricted cash	—	1,003

Net cash provided by (used in) investing activities	(43)	945

Cash flows from financing activities:
Borrowings on line of credit	1,249	—
Repayments on line of credit	(1,249)	—
Cash received from exercise of stock options	135	—

Net cash provided by financing activities	135	—

Effect of exchange rate changes on cash	(8)	(2)

Net increase (decrease) in cash and cash equivalents	(364)	1,205
Cash and cash equivalents, beginning of period	2,369	5,230

Cash and cash equivalents, end of period	$2,005	$6,435

Cash paid for interest	$28	$—
Cash paid for income taxes	$—	$—

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

In the opinion of management, these unaudited consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly present the Company’s results of operations, financial position and cash flows as of June 30, 2014 and for all periods presented. The results reported in these consolidated financial statements for the three and six months ended June 30, 2014 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full fiscal year of 2014 or for any future period.

NOTE 2. Stock-Based Compensation

The Company has two stock-based compensation plans: the 2006 Equity Incentive Plan (“2006 Plan”) and the 2003 Stock Option Plan (“2003 Plan”). Each of the plans was approved by our stockholders. As of June 30, 2014, options to purchase 709,000 shares were outstanding under the 2006 Plan and 467,000 shares were available for grant thereunder. During the quarter ended June 30, 2014, the final 12,000 options outstanding under the 2003 Plan expired, and the 2003 Plan was terminated.

The Company’s stock options vest on an annual or a monthly basis. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Such amount may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three and six months ended June 30, 2014, we recorded an expense of $20,000 and $41,000, respectively, related to options previously granted. During the three and six months ended June 30, 2013, we recorded an expense of $25,000 and $52,000, respectively, related to options previously granted. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference that results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

During the six months ended June 30, 2014 and 2013, the Company did not grant any stock options. As of June 30, 2014, there was $101,000 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over the remaining weighted-average period of 1.43 years.

A summary of option activity under all of the above plans as of June 30, 2014 and changes during the six months then ended is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life in Years
Outstanding at December 31, 2013	893	$0.72
Granted	—	$—
Exercised	(172)	$0.78
Expired	(12)	$3.00

Outstanding at June 30, 2014	709	$0.67	4.48

Vested and expected to vest	685	$0.66	4.42
Exercisable at June 30, 2014	503	$0.64	3.68

A summary of the status of the Company’s non-vested options at June 30, 2014 and changes during the six months then ended is presented below (shares in thousands):

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2013	276	$0.58
Granted	—	$—
Vested	(70)	$0.58
Forfeited	—	$—

Non-vested at June 30, 2014	206	$0.58

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

The Company evaluated the warrant on its Hong Kong subsidiary in accordance with ASC 718-50 and concluded that because the warrants were issued to the management company for allocation at its discretion, the proper treatment of the warrants was as specified in ASC 505-50 as equity-based payments to non-employees in exchange for services. The Company also concluded that the estimated fair value of the warrant at the date of grant was $365,000. The Company recorded the expense for this warrant based upon its estimated fair value on a straight-line basis over the three year performance period. During the three and six months ended June 30, 2013, we recorded an expense of $10,000 and $40,000, respectively, related to this warrant. No similar expense was recorded during the three and six months ended June 30, 2014.

The Company’s stock-based compensation is classified in the same expense line items as cash compensation. Information about stock-based compensation included in the unaudited results of operations for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Officer compensation	$9	$15	$18	$31
Non-employee directors	4	4	9	9
Sales, general and administrative	7	6	14	12
Research and development	—	10	—	40

Total stock option/warrant expense, included in total operating expenses	$20	$35	$41	$92

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

Common shares from the potential exercise of certain options may be excluded from the computation of earnings (loss) per share if their exercise prices are greater than the Company’s average stock price for the period. For the three and six months ended June 30, 2014, no such shares were excluded. For the three and six months ended June 30, 2013, the number of shares excluded was 643,000 and 506,000, respectively. In addition, because their effect would have been anti-dilutive to the loss in the period, common shares from exercise of in-the-money options for the six months ended June 30, 2013 of 137,000 have also been excluded from the computation of net loss per share. There were no in-the-money options for the three months ended June 30, 2013.

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2013 remain open to examination or re-examination. As of June 30, 2014, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or results of operations. For the three and six months ended June 30, 2014, deferred income tax assets and the corresponding valuation allowance decreased by $31,000 and $263,000, respectively.

NOTE 5. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories. The Company records a reserve against inventories to account for obsolescence and possible price concessions required to liquidate inventories below cost. During the six months ended June 30, 2014, the inventory reserve balance was increased by $94,000. As of June 30, 2014 and December 31, 2013, the inventory reserve was $178,000 and $84,000, respectively. From time to time, the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of June 30, 2014 and December 31, 2013, the prepaid inventory balances were $1,706,000 and $2,968,000, respectively, which are included in prepaid assets in the accompanying consolidated balance sheets. Inventory consists of the following (in thousands):

	June 30, 2014 (unaudited)	December 31, 2013 (audited)
Finished goods	$4,119	$2,551
Inventory reserve	(178)	(84)

Net inventory	$3,941	$2,467

NOTE 6. Property and Equipment

Property and equipment are primarily located in the United States and China, including test fixtures and computer equipment at the Company’s development subsidiary in China and certain tooling and product molds located at outsourced manufacturers in Asia. Fixed assets consisted of the following (in thousands):

	June 30, 2014 (unaudited)	December 31, 2013 (audited)
Machinery and equipment	$273	$278
Tooling and molds	585	557
Furniture and fixtures	130	131

Subtotal	988	966
Less accumulated depreciation	(834)	(766)

Total	$154	$200

Depreciation expense for the three and six months ended June 30, 2014 was $30,000 and $78,000, respectively, and for the three and six months ended June 30, 2013 was $87,000 and $143,000, respectively.

NOTE 7. Accrued Expenses

As of June 30, 2014 and December 31, 2013, accrued expenses consisted of the following (in thousands):

	June 30, 2014 (unaudited)	December 31, 2013 (audited)
Accrued product costs (including warranty)	$1,336	$1,572
Income taxes payable	100	130
Other accruals	1,242	1,478

Total	$2,678	$3,180

NOTE 8. Line of Credit

On March 27, 2014, the Company entered into a Loan and Security Agreement and an attendant Intellectual Property Security Agreement (collectively the “Agreement”) with Silicon Valley Bank, pursuant to which the Company can borrow up to $2 million based upon both its domestic and foreign eligible accounts receivable multiplied by an advance rate of 80% and 70%, respectively, with eligibility determined in accordance with the Agreement (the “Credit Facility”). The Credit Facility is secured by substantially all of the Company’s assets. Borrowings under the Credit Facility will bear interest based on the face amount of the financed receivables at the prime rate plus 4.5% for domestic receivables and 3.53% for foreign receivables. The Credit Facility, which expires September 27, 2015, contains representations and warranties, affirmative, restrictive and financial covenants, and events of default which are customary for credit facilities of this type. At June 30, 2014, the Company was in compliance with all covenants, no amounts were drawn against the Credit Facility and $2,000,000 was available.

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

NOTE 11. Geographic Information

The Company currently operates in one business segment. Fixed assets are principally located in Company or third-party facilities in the United States and Asia. The unaudited net sales by geographical area for the three and six months ended June 30, 2014 and 2013 were (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Central America	$4,205	$3,960	$8,042	$8,875
South America	2,470	2,159	7,097	3,355
Mexico	940	228	1,167	333
U.S.-based Latin American distributors	1,740	1,545	3,534	2,995
United States	727	424	891	576
Europe, Middle East and Africa (“EMEA”)	353	14	1,282	17
Asia Pacific (“APAC”)	10	12	56	12

Total	$10,445	$8,342	$22,069	$16,163

NOTE 12. Commitments and Contingencies

Viamport Litigation

On May 22, 2012, a lawsuit was filed against the Company in Santo Domingo, Dominican Republic (Case No. FP-12-461) by Viaimport, SRL, a former customer of the Company, and served on the Company on July 12, 2012. The complaint alleged breach of contract and sought U.S. $1 million in damages. On August 31, 2012, the Company filed a lawsuit against Viaimport and its principal, Omar Hassan, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County Florida (Case No. 12-34647CA32) for non-payment of purchase obligations aggregating $288,559 and other damages. On August 12, 2013, Viaimport filed a counterclaim against InfoSonics in Miami-Dade County, which was essentially a mirror image of the Dominican Republic complaint. On November 19, 2013, InfoSonics filed a request with the Dominican Republic Court to request dismissal of the case there for lack of jurisdiction in order to have both related actions heard in Miami-Dade County. On June 30, 2014 we entered into a Settlement Agreement with Viaimport and Hassan whereby Viaimport and Hassan, jointly and severally, agreed to pay us $125,000 consisting of an immediate payment of $45,000 and the $80,000 balance in six equal monthly payments. The Company will record the payments as bad debt recoveries when received. The lawsuits in Miami have been dismissed with prejudice and the dismissal with prejudice of the Dominican Republic actions are awaiting acknowledgment by the Court.

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

At June 30, 2014 and December 31, 2013, we did not have any material applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.

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

The verykool® brand is our flagship product. In order to better control the roadmap for this product line, in April 2010 we established an in-house design center in China where we now design a number of phones in our product portfolio. We contract with electronic manufacturing services (“EMS”) providers to manufacture all verykool® products we design. We continue to source most of our phones from independent design houses and ODMs and maintain personnel in China to oversee production and conduct quality control.

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

In late 2010, we began private label sales of our verykool® products into the Asia Pacific market with initial sales to customers in both China and India, and in 2011, we added customers in Western Europe, Russia, Singapore, Africa and certain other Southeast Asian countries. The economic profile of the consumer markets in both Latin America and Asia Pacific are similar in that they are extremely price sensitive. As a consequence, unlike the U.S. domestic market that is dominated by large providers, these markets have been more open to smaller providers such as InfoSonics who are able to supply more competitively priced handsets with similar features. Our private label business has been sporadic, and is no longer an area of future focus.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	80.6%	79.3%	81.4%	80.7%

Gross profit	19.4%	20.7%	18.6%	19.3%

Operating expenses:
Selling, general and administrative	16.6%	21.5%	16.0%	21.9%
Research and development	1.5%	6.0%	1.7%	5.6%

	18.1%	27.5%	17.7%	27.5%

Operating income (loss)	1.3%	(6.8%)	0.9%	(8.2%)
Other income (expense):
Other income (expense)	0.0%	6.4%	0.0%	3.6%
Interest, net	(0.3%)	0.1%	(0.1%)	0.1%

Income (loss) before income taxes	1.0%	(0.3%)	0.8%	(4.5%)
Provision for income taxes	0.0%	(0.2%)	0.0%	(0.2%)

Net income (loss)	1.0%	(0.5%)	0.8%	(4.7%)

Three months ended June 30, 2014 compared with three months ended June 30, 2013

Net Sales

For the three months ended June 30, 2014, our net sales amounted to $10,445,000, an increase of $2.1 million, or 25%, from $8,342,000 in the same period last year. Increased sales were recorded in a number of territories, with the largest gain of over 300% coming in Mexico where sales grew from $228,000 in the second quarter of 2013 to $940,000 in the second quarter of 2014. Sales in South America increased 14% from $2,159,000 to $2,470,000, principally due to a higher level of sales to our customer in Peru. Sales in Central America increased 6% from $3,960,000 to $4,205,000, principally due to a higher level of sales to our customer in Puerto Rico. Sales to U.S.-based distribution customers shipping into Latin America increased 13% from $1,545,000 to $1,740,000. Sales in the U.S. increased 71% from $424,000 to $727,000. We also shipped $363,000 of private-label products, principally to customers in EMEA, in the second quarter of 2014 compared to only $26,000 in private label sales in the prior year quarter.

In terms of units, we shipped approximately 483,000 units in the second quarter of 2014, an increase of 12% compared to the second quarter of 2013. Our average unit selling price increased by 12%, from $19.25 to $21.59, the result of a shift in product mix to a higher volume of higher-priced phones.

Gross Profit and Gross Margin

For the three months ended June 30, 2014, our gross profit amounted to $2,029,000, an increase of $299,000, or 17%, from $1,730,000 in the same period last year, primarily as a result of the increased sales volume, and partially offset by an increase in our inventory reserve of $51,000 during the quarter. Our gross profit margin percentage for the three months ended June 30, 2014 declined slightly to 19.4% from 20.7% in the same period last year.

Operating Expenses

For the three months ended June 30, 2014, total operating expenses amounted to $1,894,000, a decrease of $405,000, or 18%, compared to $2,299,000 in the same period last year. Selling, general and administrative expenses for the three months ended June 30, 2014 amounted to $1,737,000, a 3% decrease compared to $1,799,000 in the prior year quarter. Increased legal fees, personnel and insurance costs were offset by a bad debt recovery and decreased operating expenses in other areas. R&D expenses for the three months ended June 30, 2014 amounted to $157,000, a decrease of $343,000, or 69%, compared to $500,000 in the prior year quarter. The decrease was primarily due to the restructuring of the development team and reduction of the employee base implemented during the first half of 2013.

Other Income (Expense)

Other income (expense) in the three months ended June 30, 2014 was comprised primarily of $27,000 of interest expense related to borrowings during the second quarter of 2014 against both our bank line of credit and vendor credit lines that also bear interest. For the three months ended June 30, 2013, other income of $535,000 included $527,000 related to the legal defeasance of a previously recorded supplier obligation that had been included in accrued expenses on our balance sheet. Interest income on a customer installment obligation amounted to $5,000.

Provision for Income Taxes

Because of our prior operating losses, our tax provisions for the three months ended June 30, 2014 and 2013 were nominal with the exception of an $18,000 provision for income taxes for the three months ended June 30, 2013 relating to a foreign dividend received from one of our wholly owned subsidiaries.

Six months ended June 30, 2014 compared with six months ended June 30, 2013

Net Sales

For the six months ended June 30, 2014, our net sales amounted to $22,069,000, an increase of $5,906,000, or 37%, from $16,163,000 in the same period last year. Sales to customers in South America more than doubled and increased $3,742,000, primarily as a result of increased sales to our customer in Peru; private-label sales to customers primarily in EMEA increased by $1,309,000; sales to customers in Mexico grew by $834,000; sales to U.S.-based non-carrier Latin American distributors rose by $539,000; and sales to U.S. customers increased by $315,000. These increases were partially offset by a decrease of $832,000 in sales to customers in Central America, primarily as a result of decreased sales to a customer in Guatemala.

In terms of units, we shipped approximately 1,048,000 units in the first half of 2014, an increase of 30% compared to the first half of 2013. Our average unit selling price increased by 5%, from $20.02 to $21.03, the result of a shift in product mix to a higher volume of higher-priced phones.

Gross Profit and Gross Margin

For the six months ended June 30, 2014, our gross profit amounted to $4,102,000, an increase of $990,000, or 32%, from $3,112,000 in the same period of the prior year, primarily as a result of the increased sales volume, and partially offset by an increase in our inventory reserve of $94,000 during the period. Our gross profit margin for the six months ended June 30, 2014 declined to 18.6% of net sales from 19.3% in the same period last year.

Operating Expenses

For the six months ended June 30, 2014, total operating expenses amounted to $3,906,000, a decrease of $534,000, or 12%, compared to $4,440,000 in the same period last year. Selling, general and administrative expenses for the six months ended June 30, 2014 amounted to $3,522,000, almost unchanged from $3,542,000 in the prior year period. Increased legal fees, personnel and insurance costs were offset by a bad debt recovery and decreased operating expenses in other areas. R&D expenses for the six months ended June 30, 2014 amounted to $384,000, a decrease of $514,000, or 57%, compared to $898,000 in the prior year period. The decrease was primarily due to the restructuring of the development team and reduction of the employee base implemented during the first half of 2013.

Other Income (Expense)

Other income (expense) in the six months ended June 30, 2014 was comprised primarily of $27,000 of interest expense related to borrowings during the second quarter of 2014 against both our bank line of credit and vendor credit lines that also bear interest. For the six months ended June 30, 2013, other income of $586,000 consisted principally of $527,000 related to the legal defeasance of a previously recorded supplier obligation that had been included in accrued expenses on our balance sheet and $55,000 related to a forfeited customer deposit. Interest income on a customer installment obligation amounted to $11,000.

Provision for Income Taxes

Because of our prior operating losses, our tax provisions for the six months ended June 30, 2014 and 2013 were generally insignificant with the exception of the inclusion of an $18,000 provision for taxes in the three months ended June 30, 2013 relating to a foreign dividend received from one of our wholly owned subsidiaries.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash generated from operations, lines of credit (bank and vendor) and, from time to time, the sale of stock, to provide capital needed to support our business. However, for most of the past three years, we have not had a bank line of credit, and our major manufacturing suppliers have not provided us with any vendor credit. In fact, we typically have been required by these suppliers to pay 15% deposits at the time we place an order and the 85% balance prior to shipment. In the three months ended March 31, 2014, there were two significant events affecting our liquidity. First, two of our primary product vendors agreed to provide us with up to $4 million in vendor credit with 60-day payment terms provided that we reimburse them for the cost of credit insurance and pay a finance charge with aggregate effective annual interest rates of between 9.5% and 10.1%. In addition, on March 27, 2014 we entered into a Loan and Security Agreement with a bank for a $2 million revolving line of credit, subject to availability based upon domestic and foreign eligible accounts receivable multiplied by an advance rate of 80% and 70%, respectively. During much of the quarter ended March 31, 2014, we found that our business was constrained by the lack of capital. This was remedied in the quarter ended June 30, 2014 by the new vendor and bank financing described above. We believe that these resources, combined with our existing working capital, will adequately fund our operations for the coming year.

In the six months ended June 30, 2014, we used $448,000 in cash for operations. This consisted of $1,568,000 used to fund increased inventories, $780,000 for increased trade and other accounts receivable and $502,000 to reduce accrued expenses. These uses were partially offset by $1,299,000 generated by reductions in prepaids and other assets, $758,000 from increased accounts payables and $345,000 in net income after adjustments for non-cash charges. During the six-month period we borrowed and repaid $1,249,000 against our bank line of credit, spent $43,000 on equipment and received $135,000 from the exercise of stock options.

As of June 30, 2014, we had $2.0 million of cash and cash equivalents, $16.4 million of net working capital and no outstanding funded debt.

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

Interest Rates

At June 30, 2014, we had $1,029,000 of vendor payables outstanding which bear interest at an effective annual rate of 9.6%, and no rate-sensitive investments.

Foreign Exchange and Other Risks

At June 30, 2014 and December 31, 2013, foreign currency cash accounts in Mexican pesos amounted to $4,000 and $18,000, respectively. Also at June 30, 2014 and December 31, 2013, accounts receivable denominated in Mexican pesos amounted to $981,000 and $165,000, respectively. All of our sales transactions are denominated in U.S. dollars with the exception of sales to certain customers in Mexico, which are priced in pesos. Product costs and the majority of our operating expenses are also denominated in U.S. dollars, but payroll and other costs of our Chinese development and quality control teams are denominated in Chinese Yuan Renminbi.

Foreign currency risks are associated with our cash, receivables, payroll and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income (expense) in our consolidated statements of operations. For the six month periods ended June 30, 2014 and 2013, foreign exchange losses amounted to $1,000 and $1,000, respectively.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our second quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Viamport Litigation

On May 22, 2012, a lawsuit was filed against the Company in Santo Domingo, Dominican Republic (Case No. FP-12-461) by Viaimport, SRL, a former customer of the Company, and served on the Company on July 12, 2012. The complaint alleged breach of contract and sought U.S. $1 million in damages. On August 31, 2012, the Company filed a lawsuit against Viaimport and its principal, Omar Hassan, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County Florida (Case No. 12-34647CA32) for non-payment of purchase obligations aggregating $288,559 and other damages. On August 12, 2013, Viaimport filed a counterclaim against InfoSonics in Miami-Dade County, which was essentially a mirror image of the Dominican Republic complaint. On November 19, 2013, InfoSonics filed a request with the Dominican Republic Court to request dismissal of the case there for lack of jurisdiction in order to have both related actions heard in Miami-Dade County. On June 30, 2014 we entered into a Settlement Agreement with Viaimport and Hassan whereby Viaimport and Hassan, jointly and severally, agreed to pay us $125,000 consisting of an immediate payment of $45,000 and the $80,000 balance in six equal monthly payments. The Company will record the payments as bad debt recoveries when received. The lawsuits in Miami have been dismissed with prejudice and the dismissal with prejudice of the Dominican Republic actions are awaiting acknowledgment by the Court.

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

In addition to the risk factors included below and other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which factors and information could materially affect our business, financial condition or operating results. The risk factors and uncertainties described in our last Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q (including this one) and filed since such annual report are not the only risks and uncertainties facing our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or operating results. Except as set forth below, there have been no material changes to the risk factors included in our last Annual Report on Form 10-K.

The loss or reduction in orders from principal customers, a reduction in the prices we are able to charge these customers or default by these customers on accounts receivable could have a negative impact upon our financial results.

Our three largest customers in the three months ended June 30, 2014 represented 23%, 14% and 10%, respectively, of our net sales during that period, and 32%, 14% and 15%, respectively, of our accounts receivable at June 30, 2014. The markets we serve and are targeting for future business are subject to significant price competition and other competitive pressures, and our current customers are not contractually obligated to purchase products from us. For these and other reasons, our customers may seek to obtain products or services from us at lower prices than we have been able to charge in the past, and they could terminate our relationship or reduce their purchases from us in favor of lower-priced or other alternatives. In addition, we have experienced losses of certain customers through industry or vendor consolidation, a trend that may increase in our markets and in the ordinary course of business. The further loss of any of our principal customers, the default by these customers on the amounts they owe us, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity.

We have been experiencing net losses and expect that net losses may occur for an uncertain period of time. If we operate at a loss, our business may not be financially viable.

We have reported seven consecutive loss years with aggregate net losses of $22.7 million. As of June 30, 2014, our cash balance was $2.0 million, we had net working capital of $16.4 million and we had no outstanding funded debt. Given the continued economic volatility and the uncertainty of most global markets, we cannot clearly evaluate the financial viability of our business or our long-term prospects with any certainty. While our business plan includes a number of objectives to reach and maintain profitability, if we do not succeed in these objectives, our business might continue to experience losses and may not be sustainable in the future.

Risks Related To Our Common Stock

The market for our common stock is volatile and our stock price could decline.

The stock market in general, including the market for telecommunications-related stocks in particular, has been highly volatile. The market price of our common stock has fluctuated significantly between $0.38 and $4.69 from January 1, 2013 through August 8, 2014, particularly in 2014, as has our trading volume, and are likely to remain volatile. Investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial loss on their investment. In addition, an active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares.

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

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Loan and Security Agreement dated as of March 27, 2014 between Silicon Valley Bank and InfoSonics Corporation. (1)

10.2	Intellectual Property Security Agreement dated as of March 27, 2014 between Silicon Valley Bank and InfoSonics Corporation. (1)

10.3	Employment Agreement effective as of April 9, 2014 between InfoSonics and Vernon A. LoForti.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 1, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfoSonics Corporation

Date: August 14, 2014	By:	/S/ JOSEPH RAM
Joseph Ram
President and Chief Executive Officer

Date: August 14, 2014	By:	/S/ VERNON A. LOFORTI
Vernon A. LoForti
Vice President and Chief Financial Officer