Form 10-Q
period 2014-09-30
INFOSONICS Corp
filed 2014-11-14
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 14, 2014, the Registrant had 14,358,062 shares outstanding of its $0.001 par value common stock.

InfoSonics Corporation

FORM 10-Q

For quarterly period ended September 30, 2014

Part I: FINANCIAL INFORMATION

Item 1.	Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$8,138	$9,867	$30,207	$26,030
Cost of sales	6,943	8,039	24,910	21,090

Gross profit	1,195	1,828	5,297	4,940

Operating expenses:
Selling, general and administrative	1,798	1,572	5,320	5,114
Research and development	125	221	509	1,119

	1,923	1,793	5,829	6,233

Operating income (loss)	(728)	35	(532)	(1,293)

Other income (expense):
Other income (expense)	119	(2)	117	584
Interest, net	(24)	4	(51)	15

Income (loss) before provision for income taxes	(633)	37	(466)	(694)
Provision for income taxes	—	(3)	(3)	(28)

Net income (loss)	$(633)	$34	$(469)	$(722)

Net income (loss) per share:
Basic	$(0.04)	$0.00	$(0.03)	$(0.05)
Diluted	$(0.04)	$0.00	$(0.03)	$(0.05)

Weighted-average number of common shares outstanding:
Basic	14,357	14,184	14,311	14,184
Diluted	14,357	14,199	14,311	14,184

Comprehensive income (loss):
Net income (loss)	$(633)	$34	$(469)	$(722)
Foreign currency translation adjustments	(150)	(8)	(158)	(10)

Comprehensive income (loss)	$(783)	$26	$(627)	$(732)

See Notes to Condensed Consolidated Financial Statements.

InfoSonics Corporation

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$540	$2,369
Trade accounts receivable, net of allowance for doubtful accounts of $135 and $373, respectively	10,518	11,856
Other accounts receivable	540	163
Inventory	4,877	2,467
Prepaid assets	3,764	3,435

Total current assets	20,239	20,290
Property and equipment, net	167	200
Other assets	32	179

Total assets	$20,438	$20,669

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,771	$1,161
Accrued expenses	2,769	3,180

Total current liabilities	4,540	4,341

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized (no shares issued and outstanding)	—	—
Common stock, $0.001 par value, 40,000 shares authorized; 14,358 and 14,184 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	14	14
Additional paid-in capital	32,588	32,391
Accumulated other comprehensive loss	(176)	(18)
Accumulated deficit	(16,528)	(16,059)

Total stockholders’ equity	15,898	16,328

Total liabilities and stockholders’ equity	$20,438	$20,669

See Notes to Condensed Consolidated Financial Statements.

InfoSonics Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(469)	$(722)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	112	201
Loss on disposal of fixed assets	11	48
Provision for (recovery of) bad debts	(25)	34
Provision for obsolete inventory	157	(187)
Stock-based compensation expense	60	104
(Increase) decrease in:
Trade accounts receivable	1,363	(1,525)
Other accounts receivable	(377)	(8)
Inventory	(2,567)	728
Prepaids	(329)	(1,499)
Other assets	147	11
Increase (decrease) in:
Accounts payable	610	(645)
Accrued expenses	(411)	(752)

Net cash used in operating activities	(1,718)	(4,212)

Cash flows from investing activities:
Purchase of property and equipment	(90)	(97)
Decrease in restricted cash	—	728

Net cash provided by (used in) investing activities	(90)	631

Cash flows from financing activities:
Borrowings on line of credit	1,249	—
Repayments on line of credit	(1,249)	—
Cash received from exercise of stock options	137	—

Net cash provided by financing activities	137	—

Effect of exchange rate changes on cash	(158)	(10)

Net decrease in cash and cash equivalents	(1,829)	(3,591)
Cash and cash equivalents, beginning of period	2,369	5,230

Cash and cash equivalents, end of period	$540	$1,639

Cash paid for interest	$48	$—
Cash paid for income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

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

In the opinion of management, these unaudited consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly present the Company’s results of operations, financial position and cash flows as of September 30, 2014 and for all periods presented. The results reported in these consolidated financial statements for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full fiscal year of 2014 or for any future period.

NOTE 2. Stock-Based Compensation

The Company has two stock-based compensation plans: the 2006 Equity Incentive Plan (“2006 Plan”) and the 2003 Stock Option Plan (“2003 Plan”). Each of the plans was approved by our stockholders. As of September 30, 2014, options to purchase 700,000 shares were outstanding under the 2006 Plan and 467,000 shares were available for grant thereunder. During the nine months ended September 30, 2014, the final 12,000 options outstanding under the 2003 Plan expired, and the 2003 Plan was terminated.

The Company’s stock options vest on an annual or a monthly basis. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Such amount may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three and nine months ended September 30, 2014, we recorded an expense of $19,000 and $60,000, respectively, related to options previously granted. During the three and nine months ended September 30, 2013, we recorded an expense of $12,000 and $64,000, respectively, related to options previously granted. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference that results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

During the nine months ended September 30, 2014 and 2013, the Company did not grant any stock options. As of September 30, 2014, there was $80,000 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over the remaining weighted-average period of 1.17 years.

A summary of option activity under all of the above plans as of September 30, 2014 and changes during the nine months then ended is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life in Years
Outstanding at December 31, 2013	893	$0.72
Granted	—	$—
Exercised	(174)	$0.78
Expired	(12)	$3.00
Forfeited	(7)	$0.73

Outstanding at September 30, 2014	700	$0.67	4.21

Vested and expected to vest	681	$0.66	4.15
Exercisable at September 30, 2014	535	$0.65	3.59

A summary of the status of the Company’s non-vested options at September 30, 2014 and changes during the nine months then ended is presented below (shares in thousands):

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2013	276	$0.58
Granted	—	$—
Vested	(104)	$0.58
Forfeited	(7)	$0.58

Non-vested at September 30, 2014	165	$0.58

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

The Company evaluated the warrant on its Hong Kong subsidiary in accordance with ASC 718-50 and concluded that because the warrants were issued to the management company for allocation at its discretion, the proper treatment of the warrants was as specified in ASC 505-50 as equity-based payments to non-employees in exchange for services. The Company also concluded that the estimated fair value of the warrant at the date of grant was $365,000. The Company recorded the expense for this warrant based upon its estimated fair value on a straight-line basis over the three year performance period. During the three and nine months ended September 30, 2013, we recorded an expense of $0 and $40,000, respectively, related to this warrant. No similar expense was recorded during the three and nine months ended September 30, 2014.

The Company’s stock-based compensation is classified in the same expense line items as cash compensation. Information about stock-based compensation included in the unaudited results of operations for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Officer compensation	$9	$7	$27	$38
Non-employee directors	4	2	13	11
Sales, general and administrative	6	3	20	15
Research and development	—	—	—	40

Total stock option/warrant expense, included in total operating expenses	$19	$12	$60	$104

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

Common shares from the potential exercise of certain options may be excluded from the computation of earnings (loss) per share if their exercise prices are greater than the Company’s average stock price for the period. For the three and nine months ended September 30, 2014, no such shares were excluded. For both the three and nine months ended September 30, 2013, the number of shares excluded was 481,000. In addition, because their effect would have been anti-dilutive to the loss in the period, common shares from exercise of in-the-money options for the three and nine months ended September 30, 2014 of 700,000 and 138,000 shares for the nine months ended September 30, 2013 have also been excluded from the computation of net loss per share.

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2013 remain open to examination or re-examination. As of September 30, 2014, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or results of operations. For the three and nine months ended September 30, 2014, deferred income tax assets and the corresponding valuation allowance increased by $150,000 and decreased by $113,000, respectively.

NOTE 5. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories. The Company records a reserve against inventories to account for obsolescence and possible price concessions required to liquidate inventories below cost. During the nine months ended September 30, 2014, the inventory reserve balance was increased by $157,000. As of September 30, 2014 and December 31, 2013, the inventory reserve was $241,000 and $84,000, respectively. From time to time, the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of September 30, 2014 and December 31, 2013, the prepaid inventory balances were $2,994,000 and $2,968,000, respectively, which are included in prepaid assets in the accompanying consolidated balance sheets. Inventory consists of the following (in thousands):

	September 30, 2014 (unaudited)	December 31, 2013 (audited)
Finished goods	$5,118	$2,551
Inventory reserve	(241)	(84)

Net inventory	$4,877	$2,467

NOTE 6. Property and Equipment

Property and equipment are primarily located in the United States and China, including test fixtures and computer equipment at the Company’s development subsidiary in China and certain tooling and product molds located at outsourced manufacturers in Asia. Fixed assets consisted of the following (in thousands):

	September 30, 2014 (unaudited)	December 31, 2013 (audited)
Machinery and equipment	$294	$278
Tooling and molds	256	557
Furniture and fixtures	149	131

Subtotal	699	966
Less accumulated depreciation	(532)	(766)

Total	$167	$200

Depreciation expense for the three and nine months ended September 30, 2014 was $34,000 and $112,000, respectively, and for the three and nine six months ended September 30, 2013 was $58,000 and $201,000, respectively.

NOTE 7. Accrued Expenses

As of September 30, 2014 and December 31, 2013, accrued expenses consisted of the following (in thousands):

	September 30, 2014 (unaudited)	December 31, 2013 (audited)
Accrued product costs (including warranty)	$1,411	$1,572
Income taxes payable	104	130
Other accruals	1,254	1,478

Total	$2,769	$3,180

NOTE 8. Line of Credit

On March 27, 2014, the Company entered into a Loan and Security Agreement and an attendant Intellectual Property Security Agreement (collectively the “Agreement”) with Silicon Valley Bank, pursuant to which the Company can borrow up to $2 million based upon both its domestic and foreign eligible accounts receivable multiplied by an advance rate of 80% and 70%, respectively, with eligibility determined in accordance with the Agreement (the “Credit Facility”). The Credit Facility is secured by substantially all of the Company’s assets. Borrowings under the Credit Facility will bear interest based on the face amount of the financed receivables at the prime rate plus 4.5% for domestic receivables and 3.53% for foreign receivables. The Credit Facility, which expires September 27, 2015, contains representations and warranties, affirmative, restrictive and financial covenants, and events of default which are customary for credit facilities of this type. At September 30, 2014, the Company was in compliance with all covenants, no amounts were drawn against the Credit Facility and $2,000,000 was available.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

Other Accounting Standards Updates not effective until after September 30, 2014 are not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 11. Geographic Information

The Company currently operates in one business segment. Fixed assets are principally located in Company or third-party facilities in the United States and Asia. The unaudited net sales by geographical area for the three and nine months ended September 30, 2014 and 2013 were (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Central America	$2,186	$2,600	$10,229	$11,474
South America	1,952	3,864	9,049	7,220
Mexico	1,053	803	2,219	1,136
U.S.-based Latin American distributors	1,967	2,195	5,501	5,189
United States	874	67	1,765	643
Europe, Middle East and Africa (“EMEA”)	106	202	1,388	219
Asia Pacific (“APAC”)	—	136	56	149

Total	$8,138	$9,867	$30,207	$26,030

NOTE 12. Commitments and Contingencies

Viamport Litigation

On May 22, 2012, a lawsuit was filed against the Company in Santo Domingo, Dominican Republic (Case No. FP-12-461) by Viaimport, SRL, a former customer of the Company, and served on the Company on July 12, 2012. The complaint alleged breach of contract and sought U.S. $1 million in damages. On August 31, 2012, the Company filed a lawsuit against Viaimport and its principal,

Omar Hassan, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County Florida (Case No. 12-34647CA32) for non-payment of purchase obligations aggregating $288,559 and other damages. On August 12, 2013, Viaimport filed a counterclaim against InfoSonics in Miami-Dade County, which was essentially a mirror image of the Dominican Republic complaint. On November 19, 2013, InfoSonics filed a request with the Dominican Republic Court to request dismissal of the case there for lack of jurisdiction in order to have both related actions heard in Miami-Dade County. On June 30, 2014 we entered into a Settlement Agreement with Viaimport and Hassan whereby Viaimport and Hassan, jointly and severally, agreed to pay us $125,000 consisting of an immediate payment of $45,000 and the $80,000 balance in six equal monthly payments. Prior to the settlement, the related account receivable was fully reserved. As a result of the settlement and the $45,000 payment at closing, $208,559 of the reserve was applied to reduce the receivable to $80,000. We are now recording the monthly payments as bad debt recoveries when received. The lawsuits in Miami and the Dominican Republic have been dismissed with prejudice by the Courts.

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

At September 30, 2014 and December 31, 2013, we did not have any material applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.

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

The verykool® brand is our flagship product. In April 2010, we established an in-house design center in China to design a number of phones in our product portfolio, including all of our ruggedized products. We have contracted with electronic manufacturing services (“EMS”) providers to manufacture all verykool® products we designed. During 2014, we have been winding down this design center and expect that it will be completely phased out by the end of the calendar year. We continue to source most of our phones from independent design houses and ODMs and maintain personnel in China to oversee production and conduct quality control.

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

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.3%	81.5%	82.5%	81.0%

Gross profit	14.7%	18.5%	17.5%	19.0%

Operating expenses:
Selling, general and administrative	22.1%	15.9%	17.6%	19.7%
Research and development	1.5%	2.2%	1.7%	4.3%

	23.6%	18.1%	19.3%	24.0%

Operating income (loss)	(8.9%)	0.4%	(1.8%)	(5.0%)
Other income (expense):
Other income (expense)	1.4%	(0.0%)	0.4%	2.2%
Interest, net	(0.3%)	0.0%	(0.2%)	0.1%

Income (loss) before income taxes	(7.8%)	0.4%	(1.6%)	(2.7%)
Provision for income taxes	0.0%	0.0%	0.0%	(0.1%)

Net income (loss)	(7.8%)	0.4%	(1.6%)	(2.8%)

Three months ended September 30, 2014 compared with three months ended September 30, 2013

Net Sales

For the three months ended September 30, 2014, our net sales amounted to $8,138,000, a decrease of $1.7 million, or 18%, from $9,867,000 in the same period last year. The decline was the result of lower sales to customers in South America and the absence of sales during the quarter to a major carrier customer in Central America. During the quarter, this carrier customer isolated vendors in a competitive bidding process that would have resulted in pricing and margins that were unacceptable to us. However, we believe that the demand for our product remained strong and has resulted in a reversal of the carrier customer’s position, as we have now received new orders from the customer for delivery in the quarter ending December 31, 2014. These sales declines were partially offset by sales gains in other regions including a significant growth in our U.S. business (from a small base in the prior year) and a 75% increase in sales to a carrier customer in Puerto Rico.

Sales during the three months ended September 30, 2014 were also negatively impacted by the theft of a large shipment of product in transit to a customer in Mexico. The shipment would have resulted in a sale of $599,000, but the theft occurred too late in the quarter to receive a replacement shipment from our factory. The loss was covered by insurance, which amount is included in other accounts receivable on the balance sheet.

In terms of units, we shipped 274,000 units in the third quarter of 2014, a decrease of 43% compared to the third quarter of 2013. However, our average unit selling price increased by 44%, from $20.62 to $29.64, the result of a more favorable mix of higher-priced phones and a lack of sales under bid to the carrier customer mentioned above.

Despite weak sales in this third quarter, we are encouraged by our outlook for the coming fourth quarter. The inflow of customer purchase orders for shipment during the fourth quarter has been stronger than expected, and we are hopeful that fourth quarter sales will exceed those of the prior year quarter.

Gross Profit and Gross Margin

For the three months ended September 30, 2014, our gross profit amounted to $1,195,000, a decrease of $633,000, or 35%, from $1,828,000 in the same period last year. The reduced gross profit is the result of the 18% decrease in sales, as well as a $97,000 inventory write-down of an end-of-life product and more aggressive pricing during the quarter to spur sales. As a result, our gross profit margin percentage for the three months ended September 30, 2014 declined to 14.7% from 18.5% in the same period last year.

Operating Expenses

For the three months ended September 30, 2014, total operating expenses amounted to $1,923,000, an increase of $130,000, or 7%, compared to $1,793,000 in the same period last year. Selling, general and administrative expenses for the three months ended September 30, 2014 amounted to $1,798,000, a 14% increase compared to $1,572,000 in the prior year quarter. Increased personnel, marketing and insurance costs were partially offset by decreased operating expenses in other areas. R&D expenses for the three months ended September 30, 2014 amounted to $125,000, a decrease of $96,000, or 43%, compared to $221,000 in the prior year quarter. The decrease was primarily due to the restructuring of the China design center and reduction of the employee base implemented during the first half of 2013, as well as further reductions during the current quarter.

Other Income (Expense)

Other income in the three months ended September 30, 2014 of $119,000 represents a gain on the insurance settlement discussed above. We also incurred $24,000 of interest expense related to vendor credit lines that are interest bearing. We had no bank borrowings during the quarter against our bank line of credit. Other income (expense) items in the three months ended September 30, 2013 were nominal.

Provision for Income Taxes

Because of our prior operating losses, our tax provisions for the three months ended September 30, 2014 and 2013 were nominal.

Nine months ended September 30, 2014 compared with nine months ended September 30, 2013

Net Sales

For the nine months ended September 30, 2014, our net sales amounted to $30,207,000, an increase of $4,177,000, or 16%, from $26,030,000 in the same period last year. Sales to customers in South America increased $1,829,000, or 25%, primarily as a result of increased sales to our customer in Peru; sales to U.S. customers increased by $1,121,000, or 174%; sales to customers in Mexico grew by $1,083,000; private-label sales to customers primarily in EMEA increased by $1,076,000; and sales to U.S.-based non-carrier Latin American distributors rose by $312,000. These increases were partially offset by a decrease of $1,245,000 in sales to customers in Central America, primarily as a result of decreased sales to a carrier customer in Guatemala.

In terms of units, we shipped approximately 1,322,000 units in the first nine months of 2014, an increase of 3% compared to the same period in 2013. Our average unit selling price increased by 13%, from $20.25 to $22.81, the result of a shift in product mix to a higher volume of higher-priced phones, particularly in the third quarter of 2014.

Gross Profit and Gross Margin

For the nine months ended September 30, 2014, our gross profit amounted to $5,297,000, an increase of $357,000, or 7%, from $4,940,000 in the same period of the prior year, primarily as a result of the 16% increase in sales volume, and partially offset by an increase in our inventory reserve of $157,000 during the period. Our gross profit margin for the nine months ended September 30, 2014 declined to 17.5% of net sales from 19.0% in the same period last year.

Operating Expenses

For the nine months ended September 30, 2014, total operating expenses amounted to $5,829,000, a decrease of $404,000, or 6%, compared to $6,233,000 in the same period last year. Selling, general and administrative expenses for the nine months ended September 30, 2014 amounted to $5,320,000, a 4% increase from $5,114,000 in the prior year period. Increased personnel, legal fees, marketing and insurance costs were partially offset by a bad debt recovery and decreased operating expenses in other areas. R&D expenses for the nine months ended September 30, 2014 amounted to $509,000, a decrease of $610,000, or 55%, compared to $1,119,000 in the prior year period. The decrease was primarily due to the restructuring of the China design center and reduction of the employee base implemented during the first half of 2013.

Other Income (Expense)

Other income (expense) in the nine months ended September 30, 2014 was comprised primarily of a $119,000 gain on an insurance settlement and $51,000 of net interest expense related to borrowings during the period against both our bank line of credit and vendor credit lines that also bear interest. For the nine months ended September 30, 2013, other income of $584,000 consisted principally of $527,000 related to the legal defeasance of a previously recorded supplier obligation that had been included in accrued expenses on our balance sheet and a $55,000 forfeited customer deposit. Interest income, principally on a customer installment obligation, amounted to $15,000.

Provision for Income Taxes

Because of our prior operating losses, our tax provisions for the nine months ended September 30, 2014 and 2013 were generally insignificant with the exception of the inclusion of an $18,000 provision for taxes in the nine months ended September 30, 2013 relating to a foreign dividend received from one of our wholly owned subsidiaries.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been cash generated from operations, lines of credit (bank and vendor) and, from time to time, the sale of stock, to provide capital needed to support our business. However, for most of the past three years, we have not had a bank line of credit, and our major manufacturing suppliers have not provided us with any vendor credit. In fact, we typically have been required by these suppliers to pay 15% deposits at the time we place an order and the 85% balance prior to shipment. In the three months ended March 31, 2014, there were two significant events affecting our liquidity. First, two of our primary product vendors agreed to provide us with up to $4 million in vendor credit with 60-day payment terms provided that we reimburse them for the cost of credit insurance and pay a finance charge with aggregate effective annual interest rates of approximately 10%. In addition, on March 27, 2014, we entered into a Loan and Security Agreement with a bank for a $2 million revolving line of credit, subject to availability based upon domestic and foreign eligible accounts receivable multiplied by an advance rate of 80% and 70%, respectively. As our business grows, we expect we will need additional funding to accommodate increased working capital needs.

In the nine months ended September 30, 2014, we used $1,718,000 in cash for operations. This consisted of $2,896,000 used to fund increased inventories and prepaids, $411,000 to reduce accrued expenses and $154,000 to fund our net loss after adjustments for non-cash charges. These uses were partially offset by $986,000 generated by net reductions in trade and other accounts receivable, $610,000 from increased accounts payable and $147,000 from reductions in other assets. During the nine-month period, we borrowed and repaid $1,249,000 against our bank line of credit, spent $90,000 on equipment and received $137,000 from the exercise of stock options.

As of September 30, 2014, we had $540,000 of cash and cash equivalents, $15.7 million of net working capital and no outstanding funded debt.

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

Interest Rates

At September 30, 2014, we had $1,175,000 of vendor payables outstanding which bear interest at an effective annual rate of 9.5%, and no rate-sensitive investments.

Foreign Exchange and Other Risks

At September 30, 2014 and December 31, 2013, foreign currency cash accounts in Mexican pesos amounted to $36,000 and $18,000, respectively. Also at September 30, 2014 and December 31, 2013, accounts receivable denominated in Mexican pesos amounted to $882,000 and $165,000, respectively. All of our sales transactions are denominated in U.S. dollars with the exception of sales to certain customers in Mexico, which are priced in pesos. Product costs and the majority of our operating expenses are also denominated in U.S. dollars, but payroll and other costs of our Chinese development and quality control teams are denominated in Chinese Yuan Renminbi.

Foreign currency risks are associated with our cash, receivables, payroll and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income (expense) in our consolidated statements of operations. For the nine month periods ended September 30, 2014 and 2013, foreign exchange losses amounted to $1,000 and $1,000, respectively.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our third quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Viamport Litigation

On May 22, 2012, a lawsuit was filed against the Company in Santo Domingo, Dominican Republic (Case No. FP-12-461) by Viaimport, SRL, a former customer of the Company, and served on the Company on July 12, 2012. The complaint alleged breach of contract and sought U.S. $1 million in damages. On August 31, 2012, the Company filed a lawsuit against Viaimport and its principal, Omar Hassan, in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County Florida (Case No. 12-34647CA32) for non-payment of purchase obligations aggregating $288,559 and other damages. On August 12, 2013, Viaimport filed a counterclaim against InfoSonics in Miami-Dade County, which was essentially a mirror image of the Dominican Republic complaint. On November 19, 2013, InfoSonics filed a request with the Dominican Republic Court to request dismissal of the case there for lack of jurisdiction in order to have both related actions heard in Miami-Dade County. On June 30, 2014 we entered into a Settlement Agreement with Viaimport and Hassan whereby Viaimport and Hassan, jointly and severally, agreed to pay us $125,000 consisting of an immediate payment of $45,000 and the $80,000 balance in six equal monthly payments. Prior to the settlement, the related account receivable was fully reserved. As a result of the settlement and the $45,000 payment at closing, $208,559 of the reserve was applied to reduce the receivable to $80,000. We are now recording the monthly payments as bad debt recoveries when received. The lawsuits in Miami and the Dominican Republic have been dismissed with prejudice by the Courts.

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

Our three largest customers in the three months ended September 30, 2014 represented 23%, 20% and 17%, respectively, of our net sales during that period, and 37%, 23% and 17%, respectively, of our accounts receivable at September 30, 2014. The markets we serve and are targeting for future business are subject to significant price competition and other competitive pressures, and our current customers are not contractually obligated to purchase products from us. For these and other reasons, our customers may seek to obtain products or services from us at lower prices than we have been able to charge in the past, and they could terminate our relationship or reduce their purchases from us in favor of lower-priced or other alternatives. In addition, we have experienced losses of certain customers through industry or vendor consolidation, a trend that may increase in our markets and in the ordinary course of business. The further loss of any of our principal customers, the default by these customers on the amounts they owe us, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity.

We have been experiencing net losses and expect that net losses may occur for an uncertain period of time. If we operate at a loss, our business may not be financially viable.

We have reported seven consecutive loss years with aggregate net losses of $22.7 million. As of September 30, 2014, our cash balance was $540,000, we had net working capital of $15.7 million and we had no outstanding funded debt. Given the continued economic volatility and the uncertainty of most global markets, we cannot clearly evaluate the financial viability of our business or our long-term prospects with any certainty. While our business plan includes a number of objectives to reach and maintain profitability, if we do not succeed in these objectives, our business might continue to experience losses and may not be sustainable in the future.

Risks Related To Our Common Stock

The market for our common stock is volatile and our stock price could decline.

The stock market in general, including the market for telecommunications-related stocks in particular, has been highly volatile. The market price of our common stock has fluctuated significantly between $0.38 and $4.69 from January 1, 2013 through November 7, 2014, particularly in 2014, as has our trading volume, and are likely to remain volatile. Investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial loss on their investment. In addition, an active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares.

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

InfoSonics Corporation

Date: November 14, 2014	By:	/S/ JOSEPH RAM
Joseph Ram
President and Chief Executive Officer

Date: November 14, 2014	By:	/S/ VERNON A. LOFORTI
Vernon A. LoForti
Vice President and Chief Financial Officer