Form 10-K
period 2014-12-31
INFOSONICS Corp
filed 2015-03-10
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $24,046,719. This calculation is based upon the closing price of $2.37 of the stock on June 30, 2014. Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of March 6, 2015, there were 14,358,062 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Company’s 2015 Annual Meeting of Stockholders expected to be held on June 8, 2015.

InfoSonics Corporation

Form 10-K for the Year Ended December 31, 2014

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

Company Overview

We are a provider of wireless handsets (which may be referred to herein as “phones”, “cell phones”, “mobile phones”, “feature phones” and “smartphones”), tablets and accessories to carriers and distributors in Latin America and the United States. We define, source and sell our proprietary line of products under the verykool® brand, which we first introduced in 2006 with the goal to provide the market with products that are unique, beautifully designed, feature packed and provide exceptional “value” for the consumer. Our verykool® products include a wide range of GSM feature phones and Android-based smartphones.

Our corporate headquarters are in San Diego, California. We have wholly owned subsidiaries in Central and South America, which conduct some of our business activities in their respective regions, as well as subsidiaries in Hong Kong and China where we source our verykool® products, oversee production at manufacturers, conduct quality control and monitor third party logistics and warehousing for shipment to our customers. We also have sales representatives, field engineers and marketing resources located throughout Latin America, our principal market.

Prior to 2012, the majority of our business was derived from the distribution of wireless handsets supplied by major manufacturers, primarily Samsung. However, this business was concluded on March 31, 2012 with the termination of our Samsung distribution agreement. Since then, our business has been centered on our verykool® product line. In April 2010, in order to better control our product roadmap, we established an in-house design center in China where we designed a number of phones in our product portfolio. During 2014, we closed the design center and now work solely with independent design houses and ODMs.

We incorporated under the laws of the State of California on February 7, 1994, under the name InfoSonics Corporation. On September 11, 2003, we reincorporated under the same name under the laws of and into the State of Maryland.

Global Wireless Industry

Today’s wireless handsets can be segmented into two primary categories: feature phones and smartphones. The distinguishing characteristics of smartphones are that they are built on a mobile operating system and are generally more sophisticated, have higher computing power and are more expensive than feature phones. Rapid technological developments within the wireless telecommunications industry have allowed wireless subscribers to talk, send and receive text messages, send and receive e-mails, capture and transmit digital images, send and receive multimedia messages, play games, listen to music, watch visual content, run application programs and browse the Internet using all-in-one wireless handsets. Wireless handsets, accessories and services also are being used around the world to provide remote monitoring, point-of-sale transaction processing, inter-device communications, local area networks, location monitoring, sales force automation, and customer relationship management. While current demand for some of these more advanced services and features is not as strong in certain of the price-sensitive foreign markets we serve, the cost of producing smartphones continues to decline and we believe demand will continue to increase in the future as the products become more affordable and worldwide economic conditions improve.

According to International Data Corporation (“IDC”), shipments of smartphones during 2014 increased by 27.6% to an estimated 1.301 billion devices compared to 1.019 billion units in 2013. This represented a slowing of growth from 38% in 2013, and growth is expected to decline to the mid-teens in 2015. Mature markets have become increasingly dependent on replacement purchases, and although first-time buyers provide momentum in emerging markets, the focus there has shifted toward low-cost devices. According to the firm Strategy Analytics, shipments of Android-based smartphones hit the 1 billion unit mark in 2014, up 28% from 2013 and representing over 75% of all 2014 smartphone shipments. Smartphones accounted for approximately 72% of the 2014 mobile phone shipments, with feature phones comprising only 28%. Research firm Gartner predicted that the smartphone share would rise to about 90% by 2018, spurred by reduced costs to produce smartphone devices and improved carrier networks around the world.

Our Business and Strategy

The worldwide market for wireless handsets and tablets is extremely competitive. It is characterized by a large number of providers, often with very similar products, that ultimately compete on price at very thin margins. The capabilities and features of the phones are primarily a function of the chipset manufacturers, and it is difficult to achieve differentiation. Despite this, we still believe differentiation is possible through a combination of factors, including (1) a consistent, attractive industrial design, (2) a compelling combination of hardware and software features, (3) a low failure rate, and (4) an attractive price point, which together provide exceptional “value” to the consumer and which we hope will set our phones apart from the competition.

Our strategy includes the following elements:

•	Acceleration of new model introductions to our verykool® portfolio to keep it refreshed and attractive to customers.

•	Transitioning our line-up of phones to include a greater selection of smartphones in response to the affordability and popularity of smartphones in worldwide markets. In addition, we will add more big-screen phones to fill the elevated consumer appetite for such devices.

•	Expansion of our retail sales channel in Mexico.

•	Expansion of our on-line retail sales channel in the United States.

•	Increase our presence in social media and other selected outlets to promote greater brand awareness of verykool®.

•	Expansion of our design partnerships and other relationships to enhance our design capabilities and product offerings.

Smartphones vs. Feature Phones.

Technological advances and affordability in smartphones, including the pervasiveness of the open source Android operating system, are driving the global wireless industry. The popularity of smartphones is gaining dramatically in developed countries with broader-based consumer purchasing power. However, in certain geographic regions including Latin America, the market is extremely price sensitive and the current price points of traditional smartphones are beyond the reach of most consumers. With increasing volumes and lower production costs for smartphones, we intend to expand our portfolio of affordable smartphones. We will also continue to provide low-end feature phones, but have substantially replaced more expensive feature phones with entry-level smartphones.

Channel Expansion.

In the coming year we plan to focus additional resources to capitalize on our recent success in the retail sales channel in Mexico. In addition, we will also continue our efforts to expand our U.S. presence through a focus on the on-line retail channel and carrier and MVNO (Mobile Virtual Network Operator) dealer channel. We believe there are many opportunities for us in the U.S. market driven by the popularity of unlocked phones and prepaid, no-contract and BYOD (Bring Your Own Device) wireless plans.

Increased Branding Efforts.

Although the verykool® brand name is fairly well known in our traditional Latin America markets, it is not so well known in the United States. In 2015 and years ahead, we plan to continue to build and leverage the brand equity we have built in Latin America to increase awareness in the U.S. through social media and other marketing strategies.

Design Partnerships.

The pace of technological advancement in the wireless industry is remarkable. We recognize that our resources are limited in comparison to some of our competitors. We must collaborate with our technology partners to leverage our resources beyond our core team and expand our capabilities. We are constantly evaluating new technology partners to raise the design and production quality of our products and make them more attractive in the marketplace.

Customers

Our current Latin American customers include carriers, distributors and resellers. In the United States, our customers include distributors who primarily supply regional carriers. We sell our products pursuant to customer purchase orders and ship products by common carrier based on customer-specified delivery dates. During 2014, we sold products to approximately 50 customers. Our three largest customers in 2014 represented 25%, 13% and 11% of our net sales, respectively. Our first and second largest customers were carrier customers in Latin America and our third largest customer was an open market distributor.

Purchasing and Suppliers

We have established key relationships with a number of independent design houses and original design manufacturers (“ODMs”) in China who design and manufacture wireless handsets to our specifications or based upon their own criteria. In 2014, we purchased products from fourteen manufacturers, the top three representing 38%, 14% and 12%, respectively, of our cost of sales.

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

Sales and Marketing

We believe that direct selling and one-on-one relationships, as well as in-depth product and competitive landscape knowledge, are important factors in the marketing of the products we sell. Accordingly, in our business-to-business environment, we promote relationship building and maintenance through personal customer contact by our in-country sales and marketing professionals. Additionally, in order to promote our verykool® brand, we advertise in certain of the geographies where we do business in industry publications, both print and online, on billboards and by attending industry trade shows. Further, we may participate in co-op advertising sponsored by our carrier customers in radio and newspaper ads. During 2015 we plan to increase our branding efforts in the U.S. through the use of social media and other marketing strategies.

As of December 31, 2014, we employed or contracted with 20 sales, marketing and merchandizing professionals who are assigned specific geographic territories, most of whom reside in-country. Each salesperson is generally compensated with a base salary or retainer plus a commission or bonus based on sales in his or her territory.

Research and Development

In previous years we maintained an in-house design team in China to develop certain of our products, including our ruggedized line of xTreme products. However, during 2013, we reduced the size of the team and in 2014, we reduced it further and then fully phased it out by December 31, 2014. R&D expenses for the years ended December 31, 2014, 2013 and 2012 were $588,000, $1,336,000 and $2,218,000, respectively.

Financial and Other Information about Our Business

Other information, including financial, customer, competitive and geographic information is incorporated by reference herein from Items 1A and 7 hereof and Note 11 to our Consolidated Audited Financial Statements.

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

Competition

The industry and markets where we operate are highly competitive and such competition may increase in the future. We compete for sales of wireless handsets and accessories with well-established large manufacturers, many small brands and independent design houses. Wireless handsets are subject to price competition and price erosion over the lives of the products. We compete on a number of factors, including product design and features, product pricing, product quality, level of services offered, market and product knowledge, customer service, product availability and overall value provided to our customers. Our competitors often possess substantially greater financial, technological, marketing, personnel and other resources than we do, which could enable them to withstand substantial price competition, launch new products and implement extensive advertising and promotional campaigns. Historically, the barriers to entry into the sourcing and distribution of wireless handsets have been relatively low. Our ability to continue to compete successfully in the wireless handset business is largely dependent on our ability to anticipate and respond to various competitive and other factors affecting the industry, including new or changing outsourcing requirements, new technology requirements, new and differentiated product introductions, inconsistent or inadequate supply of product, changes in consumer preferences, demographic trends, regional and local economic conditions, and discount pricing strategies and promotional activities by competitors.

Information Systems

Our information systems are comprised of a standard licensed accounting and general ledger software system plus a licensed data base program that has been customized to meet our specific needs. The data base system allows management to exercise real-time control over many elements of our business including customer relationship management, purchasing, inventory management and control, sales order control and pricing management. It also provides management with many reports and statistical analysis relating to products, customers and suppliers. Although we believe our information systems are adequate, the two systems are discreet and do not interface with each other. As a result, there is a significant amount of duplicate data entry required to record all transactions in the accounting system. We have licensed a more complete and integrated enterprise resource planning (“ERP”) system which we are in the process of implementing and hope to complete in 2015.

Employees

As of December 31, 2014, we had 58 employees and contractors. Of these employees and contractors, 2 were in executive management positions, 20 were engaged in sales and marketing, 3 were in service operations, 7 were in finance and administration, and 26 were in product development, logistics and field engineering. From time to time, we utilize temporary employees to perform warehouse functions. Our employees and contractors are not covered by a collective bargaining agreement. We believe that our relations with our employees and contractors are good.

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

Our three largest customers for the year ended December 31, 2014, represented 25%, 13% and 11% of our net sales, respectively. The markets we serve and are targeting for future business are subject to significant price competition and our customers are not contractually obligated to purchase products from us. For these and other reasons, such as competitive pricing and competitive pressures, customers may seek to obtain products or services from us at lower prices than we have been able to charge in the past, and they could terminate our relationship or reduce their purchases from us in favor of lower-priced alternatives. In addition, we have experienced losses of certain customer bases through industry consolidation, a trend that may increase in our markets, and in the ordinary course of business. The further loss of any of our principal customers, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity.

Although we were marginally profitable in 2014, we had a comprehensive loss due to foreign currency translation losses, and we experienced net losses for many years prior to that. If we are unable to achieve sustained profitability, our business may not be financially viable.

For the year ended December 31, 2014, we reported net income of $261,000 and a comprehensive loss of $447,000. Prior to that, we reported seven consecutive loss years with an aggregate net loss of $22.7 million. As of December 31, 2014, our cash balance was $1.5 million, we had net working capital of $15.9 million and $2.7 million of outstanding debt. While our results in the fourth quarter of 2014 were strong in relation to past quarters and our 2015 business plan includes a number of objectives to maintain profitability, if we do not succeed in these objectives, our business might once again experience losses and may not be sustainable in the future.

We may not succeed in our development, introduction and establishment of proprietary products in our markets.

The development, introduction and establishment of new products in our proprietary verykool® line requires a significant investment in product development, manufacturing and marketing. In addition, our new products may not be well received by our customers or end-users. Further, failure to adequately carry out our product marketing, sales and delivery strategy or otherwise be successful in promoting our verykool® brand may result in inventory obsolescence, including inventory which we have built in anticipation of market acceptance of our products. If any of these events occur, our financial condition and operating results would be negatively impacted.

Our operating results may vary significantly, which may cause our stock price to fluctuate.

Our operating results are influenced by a number of factors that may cause our sales and operating results to fluctuate significantly from quarter to quarter. These factors include:

•	the addition or loss of customer or supplier relationships;

•	product availability and cost;

•	market competition and selling prices;

•	the cost of promotions, price protection and subsidies;

•	foreign government policies and stability;

•	the timing of introduction of new products by our suppliers and competitors;

•	purchasing patterns of customers in different markets; and

•	general economic conditions.

Our operating performance may cause our stock price to fluctuate. Between January 1, 2014 and March 4, 2015, our stock price has fluctuated between $1.06 and $4.69 per share, and we anticipate that significant volatility in our stock price will continue for the foreseeable future.

We may not have sufficient capital to grow our business.

We currently have a $4 million bank line of credit, of which $2.7 million was being used at December 31, 2014. While we believe that this, together with our current working capital, may adequately fund our operations for the foreseeable future, the lack of financing or other available capital could impede the future growth of our business.

We face many risks relating to intellectual property rights.

Our business will be harmed if we and/or our manufacturers are found to have infringed intellectual property rights of third parties, or if our intellectual property protection is inadequate to protect proprietary rights used in our verykool® product line.

Because our proprietary verykool® products are comprised of complex technology, we may be subject to or impacted by litigation regarding intellectual property rights. Third parties in the past have asserted and may in the future assert intellectual property infringement claims against us and against our manufacturers. Defending claims may be expensive and divert the time and efforts of our management and employees. Increasingly, third parties have sought broad injunctive relief in our industry, which could ultimately limit our ability to sell our verykool® products. If litigation arises and we do not succeed in such litigation, we could be required to expend significant resources to pay damages, develop non-infringing intellectual property or to obtain licenses to the intellectual property that is the subject of such litigation. However, we cannot be certain that any such licenses, if available at all, will be available to us on commercially reasonable terms. In some cases, we might be forced to stop delivering certain or all of our verykool® products if we or our manufacturers are subject to a final injunction or other restrictions.

We attempt to negotiate favorable intellectual property indemnities with our manufacturers for infringement of third-party intellectual property rights, but we may not be successful in our negotiations. Also, any manufacturer’s indemnity may not cover any or all damages and losses suffered by us due to a potentially infringing verykool® product, and a manufacturer may not choose to accept a license or to modify or replace its products with non-infringing products, which would otherwise mitigate such damages and losses. Further, we may not be able to participate in intellectual property litigation involving a manufacturer or influence any ultimate outcome that may adversely impact products or our sales, such as an injunction or other restrictions that relating to our verykool® products.

In addition, it may be possible for a third party to obtain and use our or our manufacturers’ proprietary information or develop similar technology relating to our verykool® products independently. Furthermore, effective patent, copyright, trademark and trade secret protection may be unavailable or limited, especially in certain foreign countries, such as China, where adherence to enforcement of intellectual property rights is not as prevalent or available as in other countries, such as the United States. Unauthorized use of our or our manufacturers’ intellectual property rights by third parties and the cost of any litigation necessary to enforce our or our manufacturers’ intellectual property rights could have an adverse impact on our business.

The majority of our revenues during the year ended December 31, 2014 were, and for the near future will likely continue to be, generated outside of the United States, in countries that may have volatile currencies or other risks.

The vast majority of our sales activities are conducted in territories and countries outside of the United States, primarily in Latin America. Historically, the majority of our sales transactions were denominated in U.S. dollars and therefore may be impacted by changes in the strength of the U.S. dollar relative to the foreign economies where we conduct business. Certain sales transactions in Mexico are denominated in the Mexican peso, which has been a very volatile currency and caused us to have a comprehensive loss in 2014. Further, the fact that we sell all of our products into, and have developed and manufactured products in, a number of territories and countries other than the United States exposes us to, among other things, increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater and more unpredictable inflationary and currency pressures, labor risks and shipping delays. Changes may occur in social, political, regulatory (including tax) and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products. United States laws and regulations relating to investment and trade in foreign countries could also change to our detriment. We are particularly exposed to the fact that all our manufacturing sources are in China, which may change its own policies on business and foreign investment in companies there. Any of these factors could have material adverse effects on our business and operations. Also, although we purchase and sell products primarily in U.S. dollars and do not engage in significant exchange swaps, futures or options contracts or other hedging techniques, fluctuations in currency exchange rates could reduce demand for products sold in U.S. dollars. We cannot predict the effect that future exchange rate fluctuations will have on our operating results or financial position. We may in the future engage in currency hedging transactions, which could result in our incurring significant additional financial risks, including increased costs and losses resulting from these transactions.

We may not be able to adequately respond to rapid technological changes in the wireless handset industry, which could cause us to lose customers.

The technology relating to wireless handsets changes rapidly, resulting in product obsolescence or short product life cycles. We are required to anticipate future technological changes in our industry and to continually identify, obtain and market new products that will satisfy evolving industry and customer requirements. Although we work closely with our technology partners to keep our proprietary verykool® products competitive in terms of technology and features, there is no guarantee we will have success with this, which could materially affect our business. Competitors or manufacturers of wireless handsets may market products which have perceived or actual advantages over products that we market or which otherwise render those products obsolete or less marketable. Furthermore, if we do not adequately anticipate future technological changes, we may not establish appropriate supplier relationships or perform appropriate product development. These factors all pose significant risks to loss of customers and decreased sales and profitability.

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

We are dependent upon our information systems to manage our business and to be responsive to our customers needs, and we plan to complete the implementation of a new ERP system in 2015. These systems may experience interruptions, including interruptions of related services from third-party providers which may be beyond our control. Such business interruptions could cause us to fail to meet customer requirements and could result in the loss of business relationships. All information technology systems, both internal and external, are potentially vulnerable to damage or interruption from a variety of sources, including, without limitation, computer viruses, security breaches, energy blackouts, natural disasters, terrorism, war and telecommunication failures, as well as third-party provider failures. We have implemented various measures to manage our risks related to system and network disruptions, but a systems failure or security breach or other problem with our information technology systems could negatively impact our operations and financial results.

We face risks related to our dependence on third parties to manufacture our proprietary verykool® products.

Our third party manufacturers typically provide limited or no warranties on their products. We generally pass through any warranties received from our manufacturers to our customers, and in absence of such warranties, we are solely responsible for the products. If a product we source from a manufacturer has delivery, quality or performance problems, our ability to provide satisfactory products to our customers could be disrupted (including, for example, during and after Chinese New Year) and our reputation could be impaired. We also may not be able to sell these products before payment is due to our manufacturers or at prices above our cost. Any of these risks could have a negative impact on our business and operations.

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

We rely on trade secret laws to protect our proprietary knowledge, particularly, the information and technology related to our verykool® brand, our database of customers and suppliers and business terms, such as pricing. In general, we also have non-disclosure agreements with our key employees and limit disclosure of our trade secrets and other proprietary information. These measures may prove difficult to enforce and may not prove adequate to prevent misappropriation of our proprietary information.

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

Lawsuits or claims have been filed or made against manufacturers of wireless handsets alleging possible medical risks, including brain cancer, associated with the electromagnetic fields emitted by wireless handsets. There has been only limited relevant research in this area, and this research has not been conclusive as to what effects, if any, exposure to electromagnetic fields emitted by wireless handsets has on human cells. Substantially all of our revenues are derived, either directly or indirectly, from sales of wireless handsets. We may become subject to lawsuits filed by plaintiffs alleging various health risks from our products. If any future studies find possible health risks associated with the use of wireless handsets, or if any damages claimed against us or a business partner are successful, it could have a material adverse effect on our business. Even an unsubstantiated perception that health risks exist could adversely affect our ability or the ability of our customers to market wireless handsets.

Risks Related To Our Common Stock

The market for our common stock is volatile and our stock price could decline.

An active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of our shares. The stock market in general, including the market for telecommunications-related stocks in particular, has been volatile. Our stock, for example, has had both a volatile trading volume and share price over the last 15 months. The closing price of our common stock has fluctuated between $1.06 and $4.69 from January 1, 2014 through March 4, 2015. Trading volume and the market price of our common stock has been and is likely to remain volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial loss on their investment.

We may be delisted from The NASDAQ Stock Market if we do not satisfy continued listing requirements.

At various times over the last several years we faced potential delisting from The NASDAQ Stock Market for failure to maintain the minimum $1.00 bid price per share requirement for continued listing. If our common stock trades for 30 consecutive business days below the $1.00 minimum closing bid price requirement, NASDAQ will send us a deficiency notice advising us that we will be afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. In December 2012, we failed to comply with this requirement and were afforded two 180-day periods by The NASDAQ Stock Market to regain compliance. On January 9, 2014, after the closing bid price of our stock had been at $1.00 per share or greater for 10 consecutive business days, we were notified by The NASDAQ Stock Market that we had regained compliance.

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

As of March 6, 2015, our Chief Executive Officer, Joseph Ram, beneficially owned approximately 30% of our outstanding common stock. As a result, Mr. Ram may be able to significantly influence corporate actions relating to:

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

Our corporate headquarters office is located in San Diego, California. Our verykool® quality control center is located in Shenzhen, China, close to our design partners and manufacturers. Both of these facilities are occupied pursuant to operating leases. The table below summarizes information concerning those leases, but does not include local sales tax, VAT tax or common area maintenance charges where applicable:

	Aggregate Square Footage	Approximate Monthly Rent	Lease term
San Diego, California	7,700	$15,000	Oct 2012 to Sep 2017
Shenzhen, China	1,855	$4,000	Dec 2014 to Dec 2016

We believe that these facilities are adequate for our current requirements and that suitable alternative or additional space will be available as needed for alternative space or to accommodate future expansion of our operations.

Item 3.	Legal Proceedings.

Blue Spike Litigation

On October 8, 2013, Blue Spike, LLC (“Blue Spike”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that certain of our products infringe claims of U.S. Patent No. 5,745,569. Blue Spike is seeking recovery of unspecified monetary damages. We do not believe we infringe the Blue Spike patent and intend to defend ourselves vigorously. On February 10, 2014 we filed an answer with the Court stating that we do not infringe and setting forth multiple defenses. The Court has not yet set a date for a scheduling conference. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

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

Our Common Stock trades on The NASDAQ Capital Market under the symbol “IFON.” The following table sets forth, for the periods indicated, the high and low trading prices of our Common Stock as reported by The NASDAQ Stock Market:

2014	High	Low
First Quarter	$4.69	$1.34
Second Quarter	$3.90	$1.75
Third Quarter	$3.84	$1.92
Fourth Quarter	$2.09	$1.06

2013	High	Low
First Quarter	$0.77	$0.52
Second Quarter	$0.62	$0.38
Third Quarter	$0.70	$0.44
Fourth Quarter	$1.89	$0.48

As of March 4, 2015, the closing price of our common stock on The NASDAQ Capital Market was $2.71, and there were approximately 7 stockholders of record.

We have not paid any cash dividends and do not expect to pay any cash dividends in the foreseeable future.

The information regarding equity compensation plans is incorporated by reference into Item 12 of this Form 10-K, which incorporates by reference the information set forth in the Company’s Definitive Proxy Statement in connection with the 2015 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2014 fiscal year.

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

Overview and Recent Developments

We are a provider of wireless handsets (which may be referred to herein as “phones”, “cell phones”, “mobile phones”, “feature phones” and “smartphones”) and accessories to carriers, distributors and OEMs in Latin America and the United States. We define, source and sell our proprietary line of products under the verykool® brand (collectively referred to as verykool® products). verykool® products include a wide range of GSM feature phones and Android-based smartphones. We first introduced the verykool® brand in 2006, and have been working to gain brand identity and grow sales. Our phones are sourced from independent design houses and ODMs.

In the coming year we plan to focus additional resources to capitalize on our recent success in the retail sales channel in Mexico. In addition, we will also continue our efforts to expand our U.S. presence through a focus on the on-line retail channel and carrier and MVNO (Mobile Virtual Network Operator) dealer channel. We believe there are many opportunities for us in the U.S. market driven by the popularity of unlocked phones and prepaid, no-contract and BYOD (Bring Your Own Device) wireless plans.

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

Management and employees spend a significant amount of time traveling to Latin America and Asia Pacific with the purpose of spending time with our key customers, suppliers and other contractors and employees. We believe that these relationships are vital to our success and we will continue to dedicate a significant amount of time to this area.

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

Allowance for Doubtful Accounts

We provide for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. We evaluate the collectability of our accounts receivable on an ongoing basis. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, we record a specific allowance against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and our historical experience.

Inventory Reserves

We regularly monitor inventory quantities on hand and record a provision for excess, slow moving and obsolete inventories based primarily on historical usage rates and our estimated forecast of product demand and expected pricing. We attempt to tightly control our inventory levels and use a build-to-order model on substantially all of our carrier business. However, for our open market business, because we need to place non-cancelable orders with our suppliers with lead times of 30 to 60 days, and because a substantial portion of this business is dependent on having available inventory in stock, we are required to take a measured amount of inventory risk. As our products get closer to end-of-life status, we are more strict about our inventory levels and minimizing orders to limit our exposure on older product.

Results of Operations:

The following table sets forth certain items from our consolidated statements of operations and comprehensive loss as a percentage of net sales for the periods indicated:

	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	82.9%	81.7%	80.2%

Gross profit	17.1%	18.3%	19.8%

Operating expenses:
Selling, general and administrative	15.3%	17.8%	20.6%
Research and development	1.2%	3.5%	6.5%

	16.5%	21.3%	27.1%

Operating income (loss)	0.6%	-3.0%	-7.3%
Other income (expense):
Interest income (expense), net	-0.3%	1.5%	0.2%
Other income (expense), net	0.2%	0.0%	-0.2%

Income (loss) before income taxes	0.5%	-1.5%	-7.3%
Benefit (provision) for income taxes	-0.0%	-0.1%	0.0%

Net income (loss)	0.5%	-1.6%	-7.3%

We do not believe that inflation had a significant impact on our results of operations for the periods reported in our Consolidated Audited Financial Statements.

Year Ended December 31, 2014 Compared With Year Ended December 31, 2013

Net Sales

For the year ended December 31, 2014, our total net sales of $48.1 million increased by $10.2 million, or 27.1%, compared to net sales of $37.9 million in 2013. This record year in terms of sales of verykool® products reflects strong performance in the open market in Mexico, as well as with carrier customers in Peru and Puerto Rico and distributors in the U.S., partially offset by declines in carrier sales in Guatemala. Although shipments of 1.9 million units in 2014 were relatively flat with 2013, our average selling price per unit increased 26% from $19.65 in 2013 to $24.81 in 2014. This is reflective of a product mix in 2014 which included a greater percentage of smartphones versus feature phones than in the prior year.

Cost of Sales, Gross Profit and Gross Margin

	For the Year Ended December 31,		Increase (Decrease)
	2014	2013
	(Dollar amounts in thousands)
Net sales	$48,144	$37,895	27.1%
Cost of sales	39,891	30,953	28.9%

Gross profit	$8,253	$6,942	18.9%

Gross margin	17.1%	18.3%	(6.4%)

For the year ended December 31, 2014, cost of sales was $39.9 million, 82.9% of net sales, and gross margin was 17.1%, compared to cost of sales of $31.0 million, 81.7% of net sales, and an 18.3% gross margin for the year ended December 31, 2013. In 2014, our gross profit amounted to $8.3 million, an increase of 18.9% from $6.9 million in 2013. The 6.4% reduction in gross margin was primarily the result of costs in 2014 associated with the conclusion of projects for internally designed products by our China team and related terminations with contract manufacturers, as well as a higher level of inventory reserves at the end of the year.

Operating Expenses and Operating Income (Loss)

For the year ended December 31, 2014, operating expenses of $8.0 million decreased by $120,000, or 1.5%, from $8.1 million in 2013. Selling, general and administrative (“SG&A”) expenses increased by $628,000 and R&D spending decreased by $748,000. The increase in SG&A expenses in 2014 compared to 2013 was the result of a number of increased operational expenses, including personnel and marketing, partially offset by decreases in other areas, including personnel costs in China as well as a bad debt recovery. The decreased R&D expenses reflect the gradual reduction and final closure of our design team in China by the end of 2014.

For the year ended December 31, 2014, we generated an operating profit of $286,000 compared to an operating loss of $1.1 million for the year ended December 31, 2013. The $1.4 million improvement resulted from the $1.3 million increase in gross profit, combined with the $120,000 reduction in operating expenses.

Interest Expense and Other Income (Expense)

For the year ended December 31, 2014, other income of $115,000 consisted primarily of a gain on an insurance settlement. Interest expense of $126,000 was comprised of interest expense related to vendor credit lines that are interest bearing and borrowings against our bank line of credit, which we established in 2014. For the year ended December 31, 2013, other income of $582,000 consisted principally of $527,000 related to the legal defeasance of a previously recorded supplier obligation that had been included in accrued expenses on our balance sheet and $55,000 related to a forfeited customer deposit. Interest income, principally from a customer installment obligation, amounted to $17,000.

Net Income (Loss)

For the year ended December 31, 2014, our net income was $261,000 after a tax provision of $14,000. For the year ended December 31, 2013, our net loss was $597,000 after a tax provision of $51,000 related primarily to a foreign dividend received from one of our wholly owned subsidiaries. Because of our prior operating losses and lack of carry-back ability, absent isolated events, our provision for income taxes are generally nominal.

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

Operating Expenses and Operating Loss

For the year ended December 31, 2013, operating expenses of $8.1 million decreased by $1.2 million, or 13.0%, from $9.3 million in 2012. SG&A expenses decreased by $0.3 million and R&D spending decreased by $0.9 million. The decrease in SG&A expenses in 2013 compared to 2012 was primarily the result of a lack of bad debt expense in 2013 compared to an isolated bad debt recorded in the first quarter of 2012. The decreased R&D expenses were primarily the result of the reduction-in-force and consolidation of our development team into our Shenzhen, China office which we accomplished in the first and second quarters of 2013. Severance costs of $100,000 for the employees terminated in the first quarter of 2013 were recorded in the fourth quarter of 2012 as we finalized the plan to eliminate the headcount redundancies in December 2012.

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

Financial Condition, Liquidity and Capital Resources

Historically, we have used cash from sale of products and lines of credit (bank and vendor) to provide the capital needed to support our business. The primary drivers affecting our cash and liquidity are net income (losses) and working capital requirements. Capital equipment is not significant in our business, and at

December 31, 2014, we did not have any material commitments for capital expenditures. Our largest working capital requirement is for accounts receivable, and, to a lesser extent, inventory (including prepaid inventory, which is a component of prepaid assets), as we continually strive to minimize inventory levels. We typically bill customers on an open account basis, subject to our credit qualification, with payment terms ranging between net 30 and net 90 days. Some of our larger carrier customers, however, often delay payments beyond the invoiced payment terms. If our net revenue increases, it is likely that our accounts receivable balance will also increase. Certain of our suppliers require a 15% deposit at the time we place a purchase order and then offer us 60 day terms on the balance due from the date of delivery. Under these arrangements, the financed balance bears interest at a stated rate and we also pay a small premium to reimburse them for the cost of credit insurance. The remaining suppliers typically require a 15% to 20% deposit at the time we place a purchase order with the remaining balance due prior to shipment.

As of December 31, 2014, we had $1.5 million of cash and cash equivalents and $15.9 million of working capital compared to $2.4 million of cash and equivalents and $16.0 million of working capital as of December 31, 2013. As of December 31, 2014, we had $2.7 million of outstanding bank debt.

As of December 31, 2014, cash and cash equivalents consisted of cash on hand and in bank accounts.

Operating Activities

Net cash used by operating activities for the year ended December 31, 2014 amounted to $2.9 million compared to $3.7 million for the year ended December 31, 2013. The $0.8 million reduction of cash required to fund operations was due largely to the $1.1 million improvement in net income, adjusted for non-cash items, for 2014 compared to 2013.

In 2014, net income adjusted for non-cash items generated $0.7 million of cash and we used $3.7 million to fund our net working capital requirements. Funds used for working capital included $3.7 million for increased trade accounts receivable, reflecting the 51% increase in sales in the fourth quarter of 2014 compared to 2013, partially offset by a more current receivable base. Days sales outstanding in receivables at December 31, 2014 was 78 days, which was a substantial improvement over the 90 days at December 31, 2013. We also used $3.7 million to increase our inventory levels in preparation for 2015 first quarter sales and the temporary factory holidays during the Chinese New Year. These uses were partially offset by a $0.9 million reduction in prepaids and other assets and a $2.8 million net increase in accounts payable and accruals.

In 2013, we used $0.3 million to fund the net loss adjusted for non-cash items and $3.4 million to fund our net working capital requirements. Funds used for working capital included a $1.6 million increase in trade accounts receivable, reflecting the 40% increase in sales in the fourth quarter of 2013 compared to 2012, partially offset by a more current receivable base. Days sales outstanding in receivables at December 31, 2013 was 90 days, which was a substantial improvement over the 109 days at December 31, 2012. We also used $1.9 million to increase our prepaid inventory levels, partially offset by a $1.2 million reduction in inventories. An additional $1.0 million was used to reduce accounts payable and accruals.

Investing Activities

Cash used to purchase property and equipment, primarily tooling and molds for our proprietary verykool® products, amounted to $116,000 in 2014 compared to $145,000 in 2013. In 2013, we freed up $1.0 million of restricted cash which had been used to secure our obligations under an FX hedging facility with our bank which was terminated in the first quarter.

Financing Activities

In 2014, we borrowed $4.4 million against our bank line of credit, and repaid $1.7 million which resulted in $2.7 million outstanding at the end of the year. We also received $137,000 from the exercise of stock options during the year.

We believe that our current cash resources and working capital, combined with our bank line of credit and vendor credit arrangements, may adequately fund our operations at the current level. However, the lack of additional cash resources could impede the future growth of our business. We are in discussions with our bank regarding a further expansion of our credit line, which expires September 27, 2015, but there can be no assurance that a definitive agreement will be reached. If we do not get such expansion, we could be materially affected. See Note 6 to our Consolidated Audited Financial Statements for additional information relating to our credit line.

Off-Balance Sheet Arrangements

At December 31, 2014, we did not have any off-balance sheet arrangements.

Contractual Obligations

We lease corporate and administrative office facilities and equipment under non-cancelable operating leases. Rent expense under these leases was approximately $263,000, $301,000 and $385,000 for the years ended December 31, 2014, 2013 and 2012, respectively. We also have a bank line of credit, which is shown on our balance sheet as a current liability, with an outstanding balance of $2.7 million at December 31, 2014.

The following is a schedule of aggregate future minimum payments required by the above obligations (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Line of credit	$2,725	$2,725	$—	$—	—
Operating Lease Obligations	645	244	401	—	—

Total	$3,470	$2,969	$401	$—	—

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rates

We are exposed to market risk from changes in interest rates on balances outstanding under our bank line of credit. At December 31, 2014, we had $2.7 million outstanding under the line which could be affected by changes in short-term interest rates. The interest rate on our line of credit is the prime rate plus 4.5% for borrowings against domestic receivables and 3.53% for foreign receivables. For every 1% increase in the prime rate, our interest expense would increase by $27,000, assuming the same $2.7 million remained outstanding for the entire year.

We are also exposed to market risk from changes in interest rates on balances owed to certain of our manufacturing vendors. At December 31, 2014, we owed $3.3 million to these vendors which could be affected by changes in short-term interest rates. The interest rates range from 3% to 6%, are negotiated individually with each vendor and are not tied to any particular index. For every 1% increase in the negotiated rate, our interest expense would increase by $33,000, assuming the same $3.3 million remained outstanding for the entire year.

Foreign Exchange and Other Risks

At December 31, 2014 and 2013, foreign currency cash accounts in Mexican pesos amounted to $20,000 and $18,000, respectively. Also at December 31, 2014 and 2013, accounts receivable denominated in Mexican pesos amounted to $3,622,000 and $165,000, respectively. Mexico is the only country in which we price sales in a foreign currency. Product costs, and the majority of our operating expenses are denominated in U.S. dollars. However, lease expenses and certain other immaterial operating costs of our China quality control team are denominated in Chinese Yuan Renminbi, and payroll and operating expenses of our employees in Mexico are denominated in Mexican pesos.

Foreign currency risks are associated with our cash, receivables, payroll and payables denominated in foreign currencies. Fluctuations in exchange rates will result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income (expense) in our consolidated statements of operations. There were no forward contracts outstanding at December 31, 2014 or 2013. Although foreign currency fluctuations did not have a material impact on our net income (loss) during 2014, 2013 or 2012, the 2014 foreign exchange translation loss of $708,000, principally from our Mexican subsidiary, increased our accumulated other comprehensive loss within stockholders’ equity on our consolidated balance sheet at December 31, 2014 and resulted in a comprehensive loss for the year. We continually monitor the exchange rate between the peso and the dollar and make pricing adjustments when appropriate and tolerable by the market to offset the effect of rate fluctuations.

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

(ii) Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 as required by the Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth in the guidance for small and mid-size entities put forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014. This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to law, rules and regulations that permit us to provide only management’s report in this Annual Report.

(iii) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2014, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2015 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

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

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2015 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2015 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2015 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2015 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents, included elsewhere in this annual report on Form 10-K (see F-pages herein regarding financial statement information) are incorporated herein by reference and filed as part of this report:

(1) Financial statements:

The consolidated balance sheets as of December 31, 2014 and 2013, and the consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2014, 2013 and 2012, together with notes thereto.

(2) Financial statement schedule:

Schedule II – Valuation and Qualifying Accounts.

(3) Exhibit index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSONICS CORPORATION

March 10, 2015	By:	/s/ JOSEPH RAM
Joseph Ram, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Signature and Title:

March 10, 2015	/s/ JOSEPH RAM Joseph Ram, President and Chief Executive Officer and Director (Principal Executive Officer)

March 10, 2015	/s/ VERNON A. LOFORTI Vernon A. LoForti, Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

March 10, 2015	/s/ RANDALL P. MARX Randall P. Marx, Director

March 10, 2015	/s/ ROBERT S. PICOW Robert S. Picow, Director

March 10, 2015	/s/ KIRK A. WALDRON Kirk A. Waldron, Director

INFOSONICS CORPORATION

Consolidated Financial Statements

For the years ended December 31, 2014, 2013 and 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

InfoSonics Corporation

San Diego, California

We have audited the accompanying consolidated balance sheets of InfoSonics Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule of InfoSonics Corporation listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoSonics Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ SINGERLEWAK LLP

Irvine, California

March 10, 2015

INFOSONICS CORPORATION

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,464	$2,369
Trade accounts receivable, net of allowance for doubtful accounts of $95 and $373 as of December 31, 2014 and 2013, respectively	15,644	11,856
Other accounts receivable	70	163
Inventory	5,880	2,467
Prepaid assets	2,778	3,435

Total current assets	25,836	20,290
Property and equipment, net	137	200
Other assets	31	179

Total assets	$26,004	$20,669

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,371	$1,161
Accrued expenses	2,804	3,180
Line of credit borrowings	2,725	—

Total current liabilities	9,900	4,341

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized: no shares issued and outstanding	—	—
Common stock, $0.001 par value, 40,000 shares authorized: 14,358 and 14,184 shares issued and outstanding as of December 31, 2014 and 2013, respectively	14	14
Additional paid-in capital	32,614	32,391
Accumulated other comprehensive loss	(726)	(18)
Accumulated deficit	(15,798)	(16,059)

Total stockholders’ equity	16,104	16,328

Total liabilities and stockholders’ equity	$26,004	$20,669

Accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2014	2013	2012
Net sales	$48,144	$37,895	$34,294
Cost of sales	39,891	30,953	27,488

Gross profit	8,253	6,942	6,806

Operating expenses:
Selling, general and administrative	7,379	6,751	7,075
Research and development	588	1,336	2,218

	7,967	8,087	9,293

Operating income (loss)	286	(1,145)	(2,487)
Other income (expense):
Other income (expense), net	115	582	(72)
Interest income (expense), net	(126)	17	61

Operating income (loss) before provision for income taxes	275	(546)	(2,498)
Provision for income taxes	(14)	(51)	(2)

Net income (loss)	$261	$(597)	$(2,500)

Net income (loss) per share:
Basic	$0.02	$(0.04)	$(0.18)
Diluted	$0.02	$(0.04)	$(0.18)
Weighted-average number of common shares outstanding:
Basic	14,323	14,184	14,184
Diluted	14,789	14,184	14,184
Comprehensive loss:
Net income (loss)	$261	$(597)	$(2,500)
Foreign currency translation adjustments	(708)	(5)	104

Comprehensive loss	$(447)	$(602)	$(2,396)

Accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance, December 31, 2011	14,184	$14	$32,051	$(12,962)	$(117)	$18,986
Stock-based compensation expense	—	—	231	—	—	231
Foreign currency translation	—	—	—	—	104	104
Net loss	—	—	—	(2,500)	—	(2,500)

Balance, December 31, 2012	14,184	14	32,282	(15,462)	(13)	16,821
Stock-based compensation expense	—	—	109	—	—	109
Foreign currency translation	—	—	—	—	(5)	(5)
Net loss	—	—	—	(597)	—	(597)

Balance, December 31, 2013	14,184	14	32,391	(16,059)	(18)	16,328
Exercise of stock options	174	0	137	—	—	137
Stock-based compensation expense	—	—	86	—	—	86
Foreign currency translation	—	—	—	—	(708)	(708)
Net income	—	—	—	261	—	261

Balance, December 31, 2014	14,358	$14	$32,614	$(15,798)	$(726)	$16,104

Accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$261	$(597)	$(2,500)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	146	263	276
Loss on disposal of fixed assets	33	49	64
Provision for (recovery of) bad debts	(65)	34	242
Provision for obsolete inventory	255	(194)	171
Stock-based compensation	86	109	231
(Increase) decrease in:
Trade accounts receivable	(3,723)	(1,643)	(1,879)
Other accounts receivable	93	(68)	(19)
Inventory	(3,668)	1,156	(1,362)
Prepaids	657	(1,914)	964
Other assets	148	50	(160)
Increase (decrease) in:
Accounts payable	3,210	(353)	(992)
Accrued expenses	(376)	(606)	(933)

Net cash used in operating activities	(2,943)	(3,714)	(5,897)

Cash flows from investing activities:
Purchase of property and equipment	(116)	(145)	(396)
(Increase) decrease in restricted cash	—	1,003	(3)

Net cash provided by (used in) investing activities	(116)	858	(399)

Cash flows from financing activities:
Borrowings on line of credit	4,380	—	—
Repayments on line of credit	(1,655)	—	—
Cash received from exercise of stock options	137	—	—

Net cash provided by investing activities	2,862	—	—

Effect of exchange rate changes on cash	(708)	(5)	104

Net decrease in cash and cash equivalents	(905)	(2,861)	(6,192)
Cash and cash equivalents, beginning of period	2,369	5,230	11,422

Cash and cash equivalents, end of period	$1,464	$2,369	$5,230

Cash paid for interest	$77	$—	$—
Cash paid for income taxes	$50	$—	$—

The accompanying notes are an integral part of these financial statements.

NOTE 1—ORGANIZATION AND LINE OF BUSINESS

InfoSonics Corporation (“InfoSonics”) was incorporated in February 1994 in the state of California and reincorporated in September 2003 in the state of Maryland. InfoSonics and its subsidiaries, InfoSonics Latin America, Inc., InfoSonics de Mexico S.A. de C.V., InfoSonics de Guatemala S.A., InfoSonics El Salvador S.A. de C.V., InfoSonics S.A., InfoSonics Colombia S.A., verykool USA, Inc., InfoSonics de Panama, verykool Hong Kong Limited, and verykool Wireless Technology Limited (collectively, the “Company”), define, source and sell wireless telecommunication products and accessories to wireless carriers and distributors. The Company markets its branded products throughout Latin America and the United States.

NOTE 2—RESTRUCTURING

In December 2012, the Company finalized a plan to reduce its workforce in China by 21 employees, or 20% of its worldwide workforce. The reductions, which were accomplished in the first quarter of 2013, were intended to eliminate headcount redundancies built up during multiple concurrent product developments and to restructure the China workforce with a shift toward more resources in the Company’s Shenzhen office and a lower concentration in Beijing. Severance costs, mandated by Chinese labor law, related to the terminated employees of $100,000 were recorded in the fourth quarter of 2012 as R&D expense in the accompanying consolidated statement of operations. A second restructuring was affected in the second quarter of 2013 to further reduce headcount and consolidate the development team in a single location in Shenzhen. Total costs related to this restructuring amounted to approximately $192,000 including $134,000 in severance paid to terminated employees as well as legal fees and expenses related to abandonment of one incomplete development project. Over the course of 2014, the Company completed all of its internal development projects and gradually phased out its design team by the end of the year.

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

Foreign Currency Transactions

Certain of the Company’s foreign subsidiaries have a functional currency that is not the U.S. dollar. Assets and liabilities of such subsidiaries are translated to U.S. dollars using exchange rates in effect at the balance sheet dates. Revenues and expenses are translated at average exchange rates in effect during the period. Translation adjustments are included in stockholders’ equity in the accompanying consolidated balance sheets as a component of accumulated other comprehensive loss.

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

Cash and Cash Equivalents

For consolidated financial statement purposes, cash equivalents are defined as investments which have an original maturity of ninety days or less from the original date of purchase. Cash and cash equivalents consist of cash on hand and in banks. The Company maintains its cash and cash equivalents balances in a bank that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation. As of December 31, 2014 and 2013, the Company maintained deposits totaling $1.0 million and $2.0 million, respectively, with certain financial institutions in excess of federally insured amounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Restricted Cash

During 2012, the Company maintained a cash deposit with a bank that was pledged as collateral for the Company’s foreign exchange hedging facility. The Company terminated the hedging facility in the first quarter of 2013 and had no restricted cash as of December 31, 2014 and 2013.

Trade Accounts Receivable

The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. The Company evaluates the collectability of its accounts receivable on an ongoing basis. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. As of December 31, 2014 and 2013, the allowance for doubtful accounts was $95,000 and $373,000, respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of wireless phones and wireless phone accessories. The Company writes down its inventory when it is estimated to be excess or obsolete. As of December 31, 2014 and 2013, the inventory was net of write-downs of $339,000 and $84,000, respectively. From time to time, the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of December 31, 2014 and 2013, the prepaid inventory balances included in prepaid assets were $2,055,000 and $2,968,000, respectively.

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

Derivative Instruments and Hedging Activities

The Company is exposed to certain risks relating to its ongoing business activities, and previously used a hedging strategy to manage one of those risks. The risk managed by the use of derivative instruments was foreign currency fluctuation risk. Forward contracts were entered into to manage the foreign currency risk associated with various commitments arising from trade accounts receivable that are denominated in the currency in the country where the product is shipped. Derivatives were held only for the purpose of hedging such risks, and not for speculation. The Company began pricing in foreign currencies in the fourth quarter of 2011 and the practice is limited to Mexico. The Company terminated the hedging facility in the first quarter of 2013 and there were no outstanding forward exchange contracts as of December 31, 2014 or 2013.

Fair Value of Financial Instruments

The Company measures its financial instruments in its financial statements at fair value or amounts that approximate fair value. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters. If market observable inputs for model-based valuation techniques are not available, the Company makes judgments about assumptions market participants would use in estimating the fair value of the financial instrument. Carrying values of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, and accrued expenses approximate their fair values due to the short-term nature and liquidity of these financial instruments.

Accounting for the Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Management determined that there was no impairment of long-lived assets during the years ended December 31, 2014, 2013 and 2012.

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

Advertising Expense

The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the years ended December 31, 2014, 2013 and 2012 was $745,000, $523,000 and $692,000, respectively.

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

The Company is subject to U.S. Federal income tax as well as to income tax of multiple state and foreign country jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2004 through 2014 tax years. State income tax returns are subject to examination for a period of three to four years after filing.

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

Common shares from exercise of certain options and warrants are excluded from the computation of diluted earnings per share when their exercise prices are greater than the Company’s weighted-average stock price for the period. No such shares were excluded for the year ended December 31, 2014. For the years ended December 31, 2013 and 2012, the number of such shares excluded was 756,000 and 106,000, respectively. In addition, because their effect would have been anti-dilutive, common shares from exercise of in-the-money options for the years ended December 31, 2013 and 2012 of 137,000 and 537,000, respectively, have also been excluded from the computation of net loss per share.

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

During the year ended December 31, 2014, the Company’s three largest suppliers accounted for 38%, 14% and 12%, respectively, of total cost of sales. During the year ended December 31, 2013, the Company’s three largest suppliers accounted for 38%, 12% and 10%, respectively, of total cost of sales. During the year ended December 31, 2012, the Company’s three largest suppliers accounted for 24%, 24% and 21%, respectively, of total cost of sales.

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

The Company has historically sold its products primarily to wireless network carriers throughout Latin America, as well as to distributors and value added resellers, or VARs. More recently, the Company began selling its products to distributors in the United States. The Company provides credit to its customers in the normal course of business and generally requires no collateral. Credit risk with respect to accounts receivable is generally concentrated due to the small number of entities comprising the Company’s overall customer base. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses based upon the Company’s historical experience related to credit losses and any unusual circumstances that may affect the ability of its customers to meet their obligations. The Company’s bad debt expenses have not been significant relative to its total revenues.

Since a majority of the Company’s sales are made to wireless network carriers, there are a limited number of potential customers in each country in which the Company does business. Carriers often purchase products from a number of suppliers, and there can be significant movement in the carrier/supplier relationships from year to year. In each of 2014 and 2013, three customers represented 10% or more of the Company’s total net sales. During 2012, only two customers represented 10% or more of the Company’s total net sales. The top three customers in 2014 accounted for 25%, 13% and 11%, respectively, of total net sales and represented 25%, 19% and 14% of accounts receivable, respectively, at December 31, 2014. During 2013, the top three customers accounted for 20%, 14% and 13%, respectively, of total net sales and represented 18%, 15% and 24% of accounts receivable, respectively, at December 31, 2013. During 2012, the top two customers accounted for 16% and 11% of total net sales, and represented 12% and 19% of accounts receivable, respectively, as of December 31, 2012.

For its verykool® products, the Company contracts with a number of OEM suppliers, design houses and contract manufacturers. In 2014, the Company purchased products from 14 manufacturers, with the top three representing 38%, 14% and 12%, respectively, of cost of sales. Although each may supply a somewhat differentiated product or service, management believes any shortfalls from existing suppliers can be absorbed by other suppliers on comparable terms. However, there are no assurances this can be achieved, and a change in suppliers could cause a delay in product shipments and sales and adversely affect results.

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

In July 2013, the FASB issued an amendment of the income tax reporting rules intended to clarify that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax benefit is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be netted with the deferred tax asset. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption was permitted. The amendment is applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is also permitted. The Company adopted this guidance effective January 1, 2014, which adoption did not have an impact on the Company’s consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016, and early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements as well as the expected adoption method.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period, including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

Other Accounting Standards Updates not effective until after December 31, 2014 are not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment are primarily located in the United States and China and consisted of the following as of the dates presented (in thousands):

	December 31,
	2014	2013
Machinery and Equipment	$275	$278
Tooling, Molds and Software	56	557
Furniture and Fixtures	102	131

	433	966
Less Accumulated Depreciation	296	766

Total	$137	$200

Depreciation expense was $146,000, $263,000 and $276,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 5—FOREIGN EXCHANGE HEDGING FACILITY

On December 9, 2011, the Company entered into a Foreign Exchange Trading Master Agreement and a Pledge Agreement (collectively, the “Trading Agreement”) with HSBC Bank USA (the “Bank”). Under the terms of the Trading Agreement, the Company and the Bank could enter into spot and/or forward foreign exchange transactions and/or foreign currency options. The Company used these derivative instruments to manage the foreign currency risk associated with its trade accounts receivable that were denominated in foreign currencies, primarily the Mexican peso. In order to secure its obligations under the Trading Agreement, the Company deposited $1 million into a restricted account pursuant to a related pledge agreement. During the year ended December 31, 2012, the Company sustained a loss of $48,000 on its hedging transactions. In February 2013, the Company elected to terminate the facility due to its limited use and the restricted cash deposit was returned to the Company’s general cash reserves.

NOTE 6—LINE OF CREDIT

On March 27, 2014, the Company entered into a Loan and Security Agreement and an attendant Intellectual Property Security Agreement (collectively the “Agreement”) with Silicon Valley Bank, pursuant to which the Company could borrow up to $2 million based upon both its domestic and foreign eligible accounts receivable multiplied by an advance rate of 80% and 70%, respectively, with eligibility determined in accordance with the Agreement (the “Credit Facility”). The Credit Facility is secured by substantially all of the Company’s assets. Borrowings under the Credit Facility bear interest based on the face amount of the financed receivables at the prime rate plus 4.5% for domestic receivables and 3.53% for foreign receivables. The Credit Facility, which expires September 27, 2015, contains representations and warranties, affirmative, restrictive and financial covenants, and events of default which are customary for credit facilities of this type. On December 5, 2014, the Agreement was amended to increase the availability of borrowings under the Credit Facility from $2 million to $4 million and to temporarily relax the adjusted quick ratio financial covenant through March 31, 2015. At December 31, 2014, $2.7 million was drawn against the Credit Facility, $1.3 million was available and the Company was in compliance with all covenants.

NOTE 7—ACCRUED EXPENSES

As of December 31, 2014 and 2013, accrued expenses consisted of the following (in thousands):

	December 31, 2014	December 31, 2013
Accrued product costs	$1,465	$1,572
Income taxes payable	116	130
Other accruals	1,223	1,478

Total	$2,804	$3,180

NOTE 8—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate and administrative offices, R&D office and certain equipment under operating lease agreements which expire through September 2017. Certain of the agreements contain renewal options. Future minimum payments under these operating lease agreements at December 31, 2014 were $645,000. Rent expense was $263,000, $301,000 and $385,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Litigation

Blue Spike Litigation

On October 8, 2013, Blue Spike, LLC (“Blue Spike”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that certain of our products infringe claims of U.S. Patent No. 5,745,569. Blue Spike is seeking recovery of unspecified monetary damages. We do not believe we infringe the Blue Spike patent and intend to defend ourselves vigorously. On February 10, 2014 we filed an answer with the Court stating that we do not infringe and setting forth multiple defenses. The Court has not yet set a date for a scheduling conference. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

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

The Company entered into an employment agreement with its Chief Financial Officer in April 2014 that expires in April 2016. The employment agreement provides for an annual salary of $205,000. The agreement also provides that the Company may terminate the agreement upon 30 days written notice if termination was without cause. The Company’s only obligation would be to pay its Chief Financial Officer 9 months’ salary.

NOTE 9—STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of preferred stock, which may be issued from time to time in one or more series by the Board of Directors. In addition, the Board is authorized to set the rights, preferences, privileges and restrictions of these shares, including dividends rights, conversion rights, voting rights and liquidation preferences. These shares may have rights senior to those of the Company’s common stock holders. As of December 31, 2014 and 2013, the Company did not have any preferred shares outstanding.

Common Stock

The Company has authorized the issuance of 40,000,000 shares of common stock. As of December 31, 2014 and 2013, a total of 14,358,062 and 14,184,145 shares, respectively, were outstanding.

Stock Options and Warrants

The Company has a single stock-based compensation plan: the 2006 Equity Incentive Plan (“2006 Plan”), which was approved by the Company’s stockholders. As of December 31, 2014, options to purchase 980,000 shares were outstanding under the 2006 Plan, and a total of 206,000 shares were available for grant.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2014, 2013 and 2012: risk-free interest rates of 1.56%, 1.81% and 0.91%, respectively, based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0% as the Company has not, and does not intend to, issue dividends; and expected lives of 3 to 7 years based upon the historical life of the Company’s options. For grants in 2014, 2013 and 2012, the expected volatility used ranged from 93% to 109% based on the Company’s historical stock price fluctuations for a period matching the expected life of the options.

A summary of stock option activity for the year ended December 31, 2014 is as follows (shares and aggregate intrinsic value in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2013	893	$0.72
Granted during fiscal year 2014	280	$1.31
Exercised during fiscal year 2014	(174)	$0.78
Expired during fiscal year 2014	(12)	$3.00
Forfeited during fiscal year 2014	(7)	$0.73

Outstanding at December 31, 2014	980	$0.85	4.81 years	$297

Vested and expected to vest	922	$0.83	4.69 years	$292

Exercisable at December 31, 2014	568	$0.65	3.49 years	$250

The aggregate intrinsic value in the stock option summary table above is based on our closing stock price of $1.09 per share as of December 31, 2014, which value would have been realized by the optionees had all options been exercised on that date.

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

The Company evaluated the warrant on its Hong Kong subsidiary in accordance with ASC 718-50 and concluded that because the warrants were issued to the management company for allocation at its discretion, the proper treatment of the warrants was as specified in ASC 505-50 as equity-based payments to non-employees in exchange for services. The Company also concluded that the estimated fair value of the warrant at the date of grant was $365,000. The Company recorded the expense for this warrant based upon its estimated fair value on a straight-line basis over the three year performance period. The amount of expense recorded during the years ended December 31, 2013 and 2012 was $40,000 and $122,000, respectively. No expense was recorded in the year ended December 31, 2014.

A summary of the status of the Company’s non-vested options at December 31, 2014, and changes during the year then ended are presented below (shares in thousands):

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2013	276	$0.58
Granted	280	$0.93
Vested	(137)	$0.58
Forfeited	(7)	$0.58

Non-vested at December 31, 2014	412	$0.82

The weighted-average per share grant-date fair values of options granted during 2014, 2013 and 2012 were $0.93, $0.58 and $0.54, respectively. During the year ended December 31, 2014, a total of 174,000 option shares were exercised and the Company received $137,000 in cash, or an average of $0.79 per share, from these exercises. There were no option exercises during the two years ended December 31, 2013. The unrecognized stock-based compensation expense for future periods as of December 31, 2014 is $277,000, which is expected to be recognized over a weighted-average period of approximately 1.7 years. Such amount may change as a result of future grants, forfeitures, modifications in assumptions and other factors. The total fair value of options that vested during 2014, 2013 and 2012 was $80,000, $68,000 and $110,000, respectively.

The following table summarizes share-based compensation expense for the years ended December 31 (in thousands):

	2014	2013	2012
Selling, general and administrative:
Non-employee directors	$19	$11	$18
Officers	39	40	63
Others	28	18	28

Total SG&A	86	69	109
Research and development	—	40	122

Total share-based compensation expense before taxes	86	109	231
Related deferred income tax benefits	—	—	—

Share-based compensation expense	$86	$109	$231

NOTE 10—INCOME TAXES

The Company is subject to US federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2014 remain open to examination by the taxing authorities due to the carryforward of unutilized net operating losses. As of December 31, 2014, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

Components of the income tax benefit (provision) are as follows for the years ended December 31 (in thousands):

	2014	2013	2012
Current tax benefit (provision):
Federal	$—	$(49)	$—
State	(3)	(2)	(2)
Foreign	(11)	—	—

Total	(14)	(51)	(2)

Deferred tax benefit (provision):
Federal	(437)	(205)	485
State	(2)	(200)	26

Total	(439)	(405)	511

Change in valuation allowance	439	405	(511)

Total benefit (provision) for income taxes	$(14)	$(51)	$(2)

A reconciliation of income taxes computed by applying the federal statutory income tax rate of 34.0% to income (loss) before income taxes to the recognized income tax benefit (provision) reported in the accompanying consolidated statements of operations is as follows for the years ended December 31 (in thousands):

	2014	2013	2012
U.S. federal income tax at statutory rate	$(94)	$185	$849
State taxes, net of federal benefit	(5)	(23)	64
Non-deductible expenses	(9)	(8)	(20)
Foreign income tax rate differential	(265)	(283)	(309)
Valuation allowance	439	405	(511)
Foreign earnings	—	(182)	(52)
Other	(80)	(145)	(23)

Total benefit (provision) for income taxes	$(14)	$(51)	$(2)

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

	December 31,
	2014	2013
Current deferred tax assets:
Allowance for bad debts	$33	$131
Share-based payment expense	145	152
Allowance for obsolete inventory	119	29
Accrued compensation	75	67
Contribution carryover	—	9
Other accruals	106	175

Total	478	563

Non-current deferred tax assets:
Depreciation	5	(4)
Capital loss	178	176
Net operating loss	3,170	3,535
Credit carryover	49	49

Total	3,402	3,756

Valuation allowance	(3,880)	(4,319)

Net deferred tax assets	$—	$—

At December 31, 2014, the Company had federal and state net operating loss carry forwards of approximately $10,026,000 and $13,503,000, respectively. The federal and state net operating loss carry forwards begin to expire in 2024 and 2016, respectively.

Included in the net operating loss carryforward balances noted above are approximately $2,377,000 and $1,066,000, for federal and state purposes, respectively, which are attributed to the exercise of non-qualified stock options for which the tax effect will be a component of the Company’s Additional Paid in Capital.

Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carry forwards will be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

Following the Company’s adoption on January 1, 2007 of ASC 740-10 regarding accounting for uncertainty in income taxes, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with the guidance. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of that review, the Company concluded there were no uncertain tax positions and no cumulative effect on retained earnings at the time of adoption. Subsequent to that date of adoption through December 31, 2014, the Company has continued to evaluate its tax positions and concluded that it has not had any material uncertain tax positions.

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports segment data based on the management approach, which designates the internal reporting that is used by management for making operating and investment decisions and evaluating performance as the source of the Company’s reportable segments. The Company uses one measurement of profitability and does not disaggregate its business for internal reporting. The Company has determined that it has operated in one segment and has provided wireless handsets and accessories to carriers, distributors and OEM customers in Latin America, Asia Pacific, Europe, Africa and the United States for the years covered in the table below. The table summarizes the Company’s net sales by geographic area for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Central America	$15,887	$17,296	$11,767
South America	12,767	9,048	8,633
Mexico	8,063	2,908	1,960
U.S.-based distributors selling to Latin America	7,240	6,422	6,295
United States	2,582	1,051	410
EMEA	1,530	961	4,799
Asia Pacific	75	209	430

Total	$48,144	$37,895	$34,294

During the year ended December 31, 2014, sales to customers in Peru, Mexico and Puerto Rico represented 25%, 17% and 12% of the Company’s consolidated net revenue, respectively. In 2013, sales to customers in Peru, Guatemala and Puerto Rico represented 20%, 15% and 13% of the Company’s consolidated net revenue, respectively. In addition, sales to a U.S.-based distributor who sells into the open market in Central America represented 14% in 2013. In 2012, sales to a U.S.-based distributor who sells into the open market in Central America and sales to a carrier customer in Peru represented 16% and 11%, respectively. Sales in no other individual country amounted to 10% or more of the Company’s consolidated net revenue in any of the three years.

Fixed assets, which represent approximately 1% of the Company’s net assets, are principally located in the Company’s offices in the United States or in China at the Company’s quality and production control office or contract manufacturing facilities.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2014
Net sales	$11,624	$10,445	$8,138	$17,937
Gross profit	2,073	2,029	1,195	2,956
Net income (loss)	55	109	(633)	730
Basic and diluted net income (loss) per share	0.00	0.01	(0.04)	0.05

Year Ended December 31, 2013
Net sales	$7,821	$8,342	$9,867	$11,865
Gross profit	1,382	1,730	1,828	2,002
Net income (loss)	(709)	(47)	34	125
Basic and diluted net income (loss) per share	(0.05)	(0.00)	0.00	0.01

NOTE 13—SUBSEQUENT EVENT

On February 23, 2015, the Company entered into a Lease Agreement for a 14,384 sq. ft. warehouse distribution facility in Miami, Florida for a term of 61 months. The initial monthly base rent on this facility will be $13,000, which will commence when the facility is ready for occupancy, expected to be May 2015.

SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts—Schedule II

	(Amounts in thousands)
	Balance, beginning of year	Additions charged to operations	Deletions from Reserve	Balance, end of year
Allowance for doubtful accounts:
Year ended December 31, 2014	$373	$—	$278	$95
Year ended December 31, 2013	339	34	—	373
Year ended December 31, 2012	97	242	—	339

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (7)

4.1	Specimen Common Stock Certificate (1)

10.1	2003 Stock Option Plan, as amended (5)(*)

10.2	Form of Stock Option Agreement—2003 Stock Option Plan—Non Employee Director (2)(*)

10.3	Form of Stock Option Agreement—2003 Stock Option Plan—Incentive Stock Option (2)(*)

10.4	2006 Equity Incentive Plan (3)(*)

10.5	Form of Stock Option Grant Notice/Stock Option Agreement (4)(*)

10.6	Form of Amended and Restated Stock Option Agreement (Non-Employee Directors’ Option) (3)(*)

10.7	Employment Agreement effective of April 9, 2012 between InfoSonics and Joseph Ram (9)(*)

10.8	Office Space Lease, dated September 10, 2007, by and between UTC Properties LLC and the Company (6)

10.9	FX Trading Master Agreement between HSBC Bank USA, National Association and InfoSonics Corporation dated December 9, 2011 (8)

10.10	Pledge Agreement between HSBC Bank USA, National Association and InfoSonics Corporation dated December 20, 2011 (8)

10.11	First Amendment to Lease, dated May 23, 2012, by and between UTC Properties LLC and the Company (10)

10.12	Loan and Security Agreement dated as of March 27, 2014 between Silicon Valley Bank and InfoSonics Corporation (11)

10.13	Intellectual Property Security Agreement dated as of March 27, 2014 between Silicon Valley Bank and InfoSonics Corporation (11)

10.14	Employment Agreement effective of April 9, 2014 between InfoSonics and Vernon A. LoForti (12)(*)

10.15	First Amendment to Loan and Security Agreement dated as of December 5, 2014 between Silicon Valley Bank and InfoSonics Corporation (13)

21	Subsidiaries of InfoSonics (+)

23	Consent of Independent Registered Public Accounting Firm (+)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (+)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed on January 30, 2004.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 25, 2005.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed on June 12, 2006.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 12, 2006.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 31, 2006.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2007.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 14, 2010.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 16, 2012.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 4, 2012
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2012.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 1, 2014.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2014.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 8, 2014.
(*)	Indicates a management contract or compensatory plan or arrangement
(+)	Filed herewith