Form 10-Q
period 2015-03-31
INFOSONICS Corp
filed 2015-05-08
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

Commission File Number—001-32217

InfoSonics Corporation

(Exact name of registrant as specified in its charter)

Maryland	33-0599368
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3636 Nobel Drive, Suite #325, San Diego, CA 92122-1078

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

As of May 8, 2015, the Registrant had 14,379,895 shares outstanding of its $0.001 par value common stock.

InfoSonics Corporation

FORM 10-Q

For quarterly period ended March 31, 2015

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Net sales	$14,517	$11,624
Cost of sales	11,963	9,551

Gross profit	2,554	2,073

Operating expenses:
Selling, general and administrative	1,896	1,785
Research and development	—	227

	1,896	2,012

Operating income	658	61

Other income (expense):
Other, net	—	(3)
Interest, net	(123)	—

Income before provision for income taxes	535	58
Provision for income taxes	(3)	(3)

Net income	$532	$55

Net income per share:
Basic	$0.04	$0.00
Diluted	$0.04	$0.00

Weighted-average number of common shares outstanding:
Basic	14,362	14,218
Diluted	14,755	14,810

Comprehensive income:
Net income	$532	$55
Foreign currency translation adjustments	(121)	(13)

Comprehensive income	$411	$42

See Notes to Condensed Consolidated Financial Statements.

InfoSonics Corporation

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,848	$1,464
Trade accounts receivable, net of allowance for doubtful accounts of $95 and $95, respectively	14,492	15,644
Other accounts receivable	85	70
Inventory	7,907	5,880
Prepaid assets	1,960	2,778

Total current assets	27,292	25,836
Property and equipment, net	118	137
Other assets	56	31

Total assets	$27,466	$26,004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,407	$4,371
Accrued expenses	2,752	2,804
Line of credit borrowings	2,725	2,725

Total current liabilities	10,884	9,900

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized (no shares issued and outstanding)	—	—
Common stock, $0.001 par value, 40,000 shares authorized; 14,380 and 14,358 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	14	14
Additional paid-in capital	32,681	32,614
Accumulated other comprehensive loss	(847)	(726)
Accumulated deficit	(15,266)	(15,798)

Total stockholders’ equity	16,582	16,104

Total liabilities and stockholders’ equity	$27,466	$26,004

See Notes to Condensed Consolidated Financial Statements.

InfoSonics Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$532	$55
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	22	48
Loss on disposal of fixed assets	—	1
Provision for obsolete inventory	(67)	43
Stock-based compensation expense	51	21
(Increase) decrease in:
Trade accounts receivable	1,152	(1,699)
Other accounts receivable	(15)	80
Inventory	(1,960)	(567)
Prepaids	818	305
Other assets	(25)	138
Increase (decrease) in:
Accounts payable	1,036	365
Accrued expenses	(52)	(122)

Net cash provided by (used in) operating activities	1,492	(1,332)

Cash flows from investing activities:
Purchase of property and equipment	(3)	(14)

Net cash used in investing activities	(3)	(14)

Cash flows from financing activities:
Borrowings on line of credit	3,091	—
Repayments on line of credit	(3,091)	—
Cash received from exercise of stock options	16	135

Net cash provided by financing activities	16	135

Effect of exchange rate changes on cash	(121)	(13)

Net increase (decrease) in cash and cash equivalents	1,384	(1,224)
Cash and cash equivalents, beginning of period	1,464	2,369

Cash and cash equivalents, end of period	$2,848	$1,145

Cash paid for interest	$115	$—
Cash paid for income taxes	$—	$—

See Notes to Condensed Consolidated Financial Statements.

InfoSonics Corporation

Condensed Notes to Consolidated Financial Statements

(unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements and these condensed notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the financial position or results of operations of InfoSonics Corporation (the “Company”), although they may. These unaudited consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K.

The Company’s consolidated financial statements include assets, liabilities and operating results of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, these unaudited consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly present the Company’s results of operations, financial position and cash flows as of March 31, 2015 and for all periods presented. The results reported in these consolidated financial statements for the three months ended March 31, 2015 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full fiscal year of 2015 or for any future period.

NOTE 2. Stock-Based Compensation

The Company has a single stock-based compensation plan, the 2006 Equity Incentive Plan (“2006 Plan”), which was approved by our stockholders. As of March 31, 2015, options to purchase 958,000 shares were outstanding under the 2006 Plan, and a total of 206,000 shares were available for grant under the 2006 Plan.

The Company’s stock options vest on an annual or a monthly basis. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Such amount may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three months ended March 31, 2015 and 2014, we recorded an expense of $51,000 and $21,000, respectively, related to options previously granted. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference that results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

During the three months ended March 31, 2015 and 2014, the Company did not grant any stock options. As of March 31, 2015, there was $234,000 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over the remaining weighted-average period of 1.49 years.

A summary of option activity under the 2006 Plan as of March 31, 2015 and changes during the three months then ended is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life in Years
Outstanding at December 31, 2014	980	$0.85
Granted	—	$—
Exercised	(22)	$0.76
Forfeited	—	$—

Outstanding at March 31, 2015	958	$0.85	4.54

Vested and expected to vest	909	$0.83	4.43
Exercisable at March 31, 2015	614	$0.69	3.49

A summary of the status of the Company’s non-vested options at March 31, 2015 and changes during the three months then ended is presented below (shares in thousands):

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2014	412	$0.82
Granted	—	$—
Vested	(68)	$0.76
Forfeited	—	$—

Non-vested at March 31, 2015	344	$0.83

The Company’s share-based compensation is classified in the same expense line items as cash compensation. Information about share-based compensation included in the unaudited results of operations for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	For the Three Months Ended March 31,
	2015	2014
Officer compensation	$23	$9
Non-employee directors	11	5
Sales, general and administrative	17	7

Total share-based compensation expense	$51	$21

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

Common shares from the potential exercise of certain options have been excluded from the computation of earnings per share for the three months ended March 31, 2014 because their exercise prices were greater than the Company’s average stock price for the period. The number of shares excluded was 12,000. As of March 31, 2015, there were no stock options that were anti-dilutive.

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2014 remain open to examination or re-examination. As of March 31, 2015, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or results of operations. For the three months ended March 31, 2015, deferred income tax assets and the corresponding valuation allowance decreased by $105,000.

NOTE 5. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories. The Company records a reserve against inventories to account for obsolescence and possible price concessions required to liquidate inventories below cost. During the three months ended March 31, 2015, the inventory reserve balance was decreased by $67,000. As of March 31, 2015 and December 31, 2014, the inventory reserve was $272,000 and $339,000, respectively. From time to time, the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of March 31, 2015 and December 31, 2014, the prepaid inventory balances were $1,168,000 and $2,055,000, respectively, which are included in prepaid assets in the accompanying consolidated balance sheets. Inventory consists of the following (in thousands):

	March 31, 2015 (unaudited)	December 31, 2014 (audited)
Finished goods	$8,179	$6,219
Inventory reserve	(272)	(339)

Net inventory	$7,907	$5,880

NOTE 6. Property and Equipment

Property and equipment are primarily located in the United States and China and consisted of the following as of the dates presented (in thousands):

	March 31, 2015 (unaudited)	December 31, 2014 (audited)
Machinery and equipment	$276	$275
Tooling and molds	58	56
Furniture and fixtures	102	102

Subtotal	436	433
Less accumulated depreciation	(318)	(296)

Total	$118	$137

Depreciation expense for the three months ended March 31, 2015 and 2014 was $22,000 and $48,000, respectively.

NOTE 7. Accrued Expenses

As of March 31, 2015 and December 31, 2014, accrued expenses consisted of the following (in thousands):

	March 31, 2015 (unaudited)	December 31, 2014 (audited)
Accrued product costs (including warranty)	$1,492	$1,465
Income taxes payable	117	116
Other accruals	1,143	1,223

Total	$2,752	$2,804

NOTE 8. Line of Credit

On March 27, 2014, the Company entered into a Loan and Security Agreement and an attendant Intellectual Property Security Agreement (collectively the “Agreement”) with Silicon Valley Bank, pursuant to which the Company could borrow up to $2 million based upon both its domestic and foreign eligible accounts receivable multiplied by an advance rate of 80% and 70%, respectively, with eligibility determined in accordance with the Agreement (the “Credit Facility”). The Credit Facility is secured by substantially all of the Company’s assets. Borrowings under the Credit Facility bear interest based on the face amount of the financed receivables at the prime rate plus 4.5% for domestic receivables and 3.53% for foreign receivables. The Credit Facility, which expires September 27, 2015, contains representations and warranties, affirmative, restrictive and financial covenants, and events of default which are customary for credit facilities of this type. On December 5, 2014, the Agreement was amended to increase the availability of borrowings under the Credit Facility from $2 million to $4 million and to temporarily relax the adjusted quick ratio financial covenant through March 31, 2015. At March 31, 2015, $2.7 million was drawn against the Credit Facility, $1.3 million was available and the Company was in compliance with all covenants.

NOTE 9. Recent Accounting Pronouncements

Recently Adopted:

In April 2014, the FASB issued ASU No. 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which changed the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of and represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. The new guidance was effective on a prospective basis for annual fiscal periods beginning on or after December 15, 2014. The Company adopted this guidance effective January 1, 2015, which adoption did not have an impact on the Company’s consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) -Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period, including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard is effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

NOTE 10. Geographic Information

The Company currently operates in one business segment. Fixed assets are principally located in Company or third-party facilities in the United States and Asia. The unaudited net sales by geographical area for the three months ended March 31, 2015 and 2014 were (in thousands):

	For the Three Months Ended
	March 31, 2015	March 31, 2014
Central America	$3,298	$3,838
South America	3,176	4,627
Mexico	3,795	227
U.S.-based Latin American distributors	3,262	1,793
United States	985	164
Europe, Middle East and Africa	—	928
Asia Pacific	1	47

Total	$14,517	$11,624

NOTE 11. Commitments and Contingencies

Blue Spike Litigation

On October 8, 2013, Blue Spike, LLC (“Blue Spike”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that certain of our products infringe claims of U.S. Patent No. 5,745,569. Blue Spike is seeking recovery of unspecified monetary damages. We do not believe we infringe the Blue Spike patent and intend to defend ourselves vigorously. On February 10, 2014, we filed an answer with the Court stating that we do not infringe and setting forth multiple defenses. The Court has not yet set a date for a scheduling conference. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

The Company may become involved in certain other legal proceedings and claims which arise in the normal course of business. Other than as described above, as of the filing date of this report, the Company did not have any significant litigation outstanding.

NOTE 12. Fair Value of Financial Instruments

The FASB accounting guidance requires disclosure of fair value information about financial instruments, whether or not recognized in the accompanying consolidated balance sheets. Fair value as defined by the guidance is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value estimates of financial instruments are not necessarily indicative of the amounts we might pay or receive in actual market transactions. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. Effective April 1, 2008 the Company adopted and follows ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which established a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instruments categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

At March 31, 2015 and December 31, 2014, we did not have any material applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements, Safe Harbor Statement and Other General Information

This discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and condensed notes thereto and other information included in this report and our Annual Report on Form 10-K for the year ended December 31, 2014 (including our 2014 audited consolidated financial statements and related notes thereto and other information). Our discussion and analysis of financial condition and results of operations are based upon, among other things, our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to, among other things, make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent liabilities as of the date of our most recent balance sheet, and the reported amounts of revenues and expenses during the reporting periods. We review our estimates and assumptions on an ongoing basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from these estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations, although they may. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined in “Critical Accounting Policies” in our Annual Report on Form 10-K, as may be updated in our Quarterly Reports on Form 10-Q. All references to results of operations in this discussion generally are to results from continuing operations, unless otherwise noted.

This report contains “forward-looking statements,” including, without limitation, statements about customer relationships, marketing of our verykool® products, sales levels, cost reductions, operating efficiencies, profitability and adequacy of working capital, that are based on, among other things, current management knowledge and expectations and which involve certain risks and uncertainties. These risks and uncertainties, in whole or in part, could cause expectations to fail to be achieved and have a material adverse effect on our business, financial condition and results of operations, and include, without limitation: (1) intense competition internationally, including competition from alternative business models, such as manufacturer-to-carrier sales, which may lead to reduced prices, lower sales, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages; (2) our ability to source new verykool® handsets and successfully introduce them into new markets; (3) the ability of the Company to have access to adequate capital to fund its operations; (4) extended general economic downturn in world markets; (5) inability to secure adequate supply of competitive products on a timely basis and on commercially reasonable terms; (6) foreign exchange rate fluctuations, devaluation of a foreign currency, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, including, without limitation, the imposition, creation, increase or modification of tariffs, taxes, duties, levies and other charges and other related risks of our international operations which could significantly increase selling prices of our products to our customers and end-users; (7) the ability to attract new sources of profitable business from expansion of products or services or risks associated with entry into new markets or expanding in existing markets, including geographies, products, services and big box retailers; (8) an interruption or failure of our information systems or subversion of access or other system controls, including private information, may result in a significant loss of business, assets, or competitive information; (9) significant changes in supplier terms and relationships or shortages in product supply; (10) loss of business from one or more significant customers; (11) customer and geographical accounts receivable concentration risk and other related risks; (12) rapid product improvement and technological change resulting in inventory obsolescence; (13) uncertain political and economic conditions internationally, including terrorist or military actions; (14) the loss of a key executive officer or other key employees and the integration of new employees; (15) changes in consumer demand for multimedia wireless handset products and features; (16) our failure to adequately adapt to industry changes and to manage potential growth and/or contractions; (17) seasonal buying patterns; (18) the resolution of any litigation for or against the Company; and (19) the ability of the Company to generate taxable income in future periods. These forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new or changing information, events or circumstances after the date of this release. We have instituted in the past, and continue to institute, changes to our strategies, operations and processes to address risks and uncertainties and to mitigate their impacts on our results of operations and financial condition. However, no assurances can be given that we will be successful in these efforts. For a further discussion of significant risk factors to consider, see “Risk Factors” below in this report and in “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K. In addition, other risks or uncertainties may be detailed from time to time in our future SEC filings.

Overview

We are a provider of wireless handsets, tablets and accessories to carriers, distributors and dealers in Latin America and the United States. We define, source and sell our proprietary line of products under the verykool® brand (collectively referred to as our “verykool® products”). We first introduced our verykool® brand in 2006 and verykool® products include entry-level, mid-tier and high-end products.

In April 2010, in order to better control the roadmap of verykool® products, we established an in-house design center in China where we designed a number of phones in our product portfolio. We contracted with electronic manufacturing services (“EMS”) providers to manufacture all the products we designed. During 2014, we shut down this design center and by December 31, 2014 completed all manufacturing projects to fulfill customer orders for the related products. We now source all our phones from independent design houses and original design manufacturers (“ODMs”). Based on our portfolio requirements, we provide our suppliers with required specifications, and, on selected models, provide the industrial design. We maintain personnel in China to monitor the performance of our suppliers and to conduct a rigorous system of quality control.

Historically, approximately 80% of our revenues have been comprised of sales to large carrier customers in Latin America. During the second half of 2014, we made a concerted effort to expand our sales by focusing on the big box retail market and other non-carrier customers, in both Latin America and the U.S. In the fourth quarter of 2014, this strategy gained traction as 47% of our net sales were generated through non-carrier customers. In the first quarter of 2015, our non-carrier revenue share increased even further to 54% of net sales. Our goal through 2015 is to build on this success, decrease our dependence on carrier customers and develop a more diverse and consistent revenue base. This should also help to improve our overall gross margins and improve our cash-to-cash cycle.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Net sales	100.0%	100.0%
Cost of sales	82.4%	82.2%

Gross profit	17.6%	17.8%

Operating expenses:
Selling, general and administrative	13.1%	15.3%
Research and development	—	2.0%

	13.1%	17.3%

Operating income	4.5%	0.5%
Other income (expense), net:
Other	—	(0.0%)
Interest	(0.8%)	—

Income before income taxes	3.7%	0.5%
Provision for income taxes	(0.0%)	(0.0%)

Net income	3.7%	0.5%

Three months ended March 31, 2015 compared with three months ended March 31, 2014

Net Sales

For the three months ended March 31, 2015, our net sales amounted to $14.5 million, an increase of $2.9 million, or 25%, from $11.6 million in the same period last year. The largest increase came from sales to big box retail customers in Mexico, which increased from $227,000 in the first quarter of 2014 to $3.8 million in the first quarter of 2015. Sales to Miami-based distributors selling to Latin American customers also rose substantially, posting an increase of $1.5 million, or 82%, compared to the prior year quarter. Sales to U.S. customers in the first quarter of 2015 grew to six times their prior year level, an increase of $820,000. These increases were partially offset by reduced sales to carrier customers in South and Central America and absence of sales to private-label customers in Western Europe and Asia Pacific. In terms of units, we shipped approximately 456,000 units in the first quarter of 2015, a decrease of 19% compared to the first quarter of 2014. However, our average unit selling price increased by 55%, the result of a shift in product mix to a higher volume of smartphones.

Gross Profit and Gross Margin

For the three months ended March 31, 2015, our gross profit amounted to $2,554,000, an increase of $481,000, or 23%, from $2,073,000 in the same period last year, primarily as a result of increased sales. Our gross profit margin for the three months ended March 31, 2015 was 17.6%, down from 17.8% in the same period last year, due primarily to the sale of certain older model products at lower margins.

Operating Expenses

For the three months ended March 31, 2015, total operating expenses amounted to $1,896,000, a decrease of 6% compared to $2,012,000 in the same period last year. Selling, general and administrative expenses for the three months ended March 31, 2015 rose $111,000, or 6%, compared to $1,785,000 in the prior year quarter. Increased wages and insurance expenses were partially offset by decreased professional fees. The closure of our China design team by the end of 2014 resulted in the absence of R&D expenses in the first quarter of 2015, compared to expenses of $227,000 in the first quarter of 2014.

Other Income (Expense)

Other income (expense) in the three months ended March 31, 2015 amounted to $123,000 of interest expense related to borrowings against our bank line of credit and interest bearing vendor credit. Other income (expense) in the first quarter of 2014 was nominal.

Provision for Income Taxes

Because of our prior operating losses, our tax provisions for the three months ended March 31, 2015 and 2014 were nominal.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies, most importantly the Mexican peso, to the U.S. dollar affect our financial results and financial position. With the exception of Mexico, all other sales are denominated in U.S. dollars. We do not use financial hedging instruments to limit specific currency risks. The strength of the U.S. dollar versus the peso has resulted in assets and liabilities denominated in pesos at our Mexican subsidiary being translated into less dollars in our consolidated financial statements. During the year ended December 31, 2014, the dollar appreciated 13.0% against the peso and appreciated an additional 3.6% in the first quarter of 2015. For the first quarter of 2015, we recorded a foreign currency loss of $121,000 in our Statement of Comprehensive Income and the balance in our accumulated other comprehensive loss account on our Consolidated Balance Sheet at March 31, 2015 was $847,000.

Foreign currency fluctuations often drive operational responses that mitigate the simple mechanical translation of earnings. During periods of sustained movements in currency, the marketplace and competition adjust to the changing rates. For example, when pricing our products to the marketplace, we may use some of the advantage from a weakening U.S. dollar to improve our position competitively, and price more aggressively to win the business, essentially passing on a portion of the currency advantage to our customers. Competition will frequently take the same action. Conversely, when the U.S. dollar is stronger, we try to raise prices to mitigate the currency impact, but this may not always be possible in the marketplace and our competitors may not always act in the same way.

Liquidity and Capital Resources

For a number of years prior to March 2014, we relied upon our existing cash reserves to fund our business. During that time, we did not have a bank line of credit and our major manufacturing suppliers did not provide us with any vendor credit; we typically were required to pay 15% deposits at the time we placed an order and the 85% balance prior to shipment.

In the first quarter of 2014, there were two significant events that affected our liquidity. First, two of our primary product vendors agreed to provide us with vendor credit with 60-day payment terms provided that we reimburse them for the cost of credit insurance and pay a finance charge. In addition, on March 27, 2014, we entered into a Loan and Security Agreement with a bank for a $2 million revolving line of credit, subject to availability based upon domestic and foreign eligible accounts receivable multiplied by an advance rate of 80% and 70%, respectively. On December 5, 2014, our bank line of credit was expanded to $4 million and our major vendors have expanded the amount of credit they offer to us. At our current level of business, we believe that these resources, combined with our existing working capital, will adequately fund our operations during the remainder of this fiscal year.

In the three months ended March 31, 2015, our cash balances increased by $1.4 million compared to December 31, 2014. We generated $1.5 million in cash from operations. This consisted of $1.1 million from reduced accounts receivable, $1.0 million from increased accounts payable, $0.9 million from reduced prepaid inventories and $0.5 million generated by net income after adjustments for non-cash items. There was no change in bank borrowing during the quarter, as the amount of borrowings equaled repayments.

As of March 31, 2015, we had $2.8 million of cash and cash equivalents and $16.4 million of net working capital.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates affecting the application of those accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risk. The term “market risk” for us refers to the risk of loss arising from adverse changes in interest rates and various foreign currencies. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of what could cause certain potentially material losses. This forward-looking information provides an overview of how we view and manage ongoing market risk exposures.

Interest Rates

We are exposed to market risk from changes in interest rates on balances outstanding under our bank line of credit. At March 31, 2015, we had $2.7 million outstanding under the line which could be affected by changes in short-term interest rates. The interest rate on our line of credit is the prime rate plus 4.5% for borrowings against domestic receivables and 3.53% against foreign receivables. For every 1% increase in the prime rate, our interest expense would increase by $27,000, assuming the same $2.7 million remained outstanding for the entire year.

We are also exposed to market risk from changes in interest rates on balances owed to certain of our manufacturing vendors. At March 31, 2015, we owed $3.5 million to these vendors which could be affected by changes in short-term interest rates. The interest rates at March 31, 2015 range from 2.4% to 6%, are negotiated individually with each vendor and are not tied to any particular index. For every 1% increase in the negotiated rate, our interest expense would increase by $35,000, assuming the same $3.5 million remained outstanding for the entire year.

Foreign Exchange and Other Risks

At March 31, 2015 and December 31, 2014, foreign currency cash accounts in Mexican pesos amounted to $26,000 and $20,000, respectively. Also, at March 31, 2015 and December 31, 2014, accounts receivable denominated in Mexican pesos amounted to $3,989,000 and $3,622,000, respectively. All of our sales transactions are denominated in U.S. dollars with the exception of sales to certain customers in Mexico, which are priced in pesos. Product costs and the majority of our operating expenses are also denominated in U.S. dollars. However, lease expenses and certain other immaterial operating costs of our China quality control team are denominated in Chinese Yuan Renminbi, and payroll and operating expenses of our employees in Mexico are denominated in Mexican pesos.

Foreign currency risks are associated with our cash, receivables, payroll and payables denominated in foreign currencies. Fluctuations in exchange rates can result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income (expense) in our consolidated statements of operations. For the three month periods ended March 31, 2015 and 2014, foreign exchange losses were nominal. Although foreign currency fluctuations did not have a material impact on our net income during the three months ended March 31, 2015 and 2014, our foreign exchange translation loss from our Mexican subsidiary for the first quarter of 2015 was $121,000 and the translation loss for the 2014 year was $708,000, which resulted in a comprehensive loss for the year.

As a result of our international sales, our future operating results could also be adversely affected by a variety of factors, including changes in specific countries’ political, economic (including inflationary and deflationary) or regulatory conditions and trade protection measures, particularly in China.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our first quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risk factors included below and other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in, as well as other sections of, our Annual Report on Form 10-K for the year ended December 31, 2014, which factors and information could materially affect our business, financial condition or operating results. The risk factors and uncertainties described in our last Annual Report on Form 10-K, and in this report are not the only risks and uncertainties facing our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or operating results. Except as set forth below, we do not believe there have been material changes to the risk factors included in our last Annual Report on Form 10-K.

The loss or reduction in orders from principal customers, a reduction in the prices we are able to charge these customers or default by these customers on accounts receivable could have a negative impact upon our business and financial results.

Our three largest customers in the three months ended March 31, 2015 represented 17%, 16% and 15%, respectively, of our net sales during that period, and 18%, 22% and 17%, respectively, of our accounts receivable at March 31, 2015. The markets we serve and are targeting for future business are subject to significant price competition and other competitive pressures, and our current customers are not contractually obligated to purchase products from us. For these and other reasons, our customers may seek to obtain products or services from us at lower prices than we have been able to charge in the past, and they could terminate our relationship or reduce their purchases from us in favor of lower-priced or other alternatives. In addition, we have experienced losses of certain customers through industry or vendor consolidation, a trend that may increase in our markets and in the ordinary course of business. The further loss of any of our principal customers, the default by these customers on the amounts they owe us, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity.

Although we were profitable in the three months ended March 31, 2015, we were only marginally profitable in the full year 2014, had a comprehensive loss in 2014 due to foreign currency translation losses, and we experienced net losses for many years prior to that. If we are unable to achieve sustained profitability, our business may not be financially viable.

For the three months ended March 31, 2015, we reported net income of $532,000 and comprehensive income of $411,000. For the full year ended December 31, 2014, we reported net income of $261,000 and a comprehensive loss of $447,000. Prior to that, we reported seven consecutive loss years with an aggregate net loss of $22.7 million. As of March 31, 2015, our cash balance was $2.8 million, and we had net working capital of $16.4 million and $2.7 million of outstanding debt. While our results in the first quarter of 2015 and the fourth quarter of 2014 were strong in relation to past quarters and our 2015 business plan includes a number of objectives to maintain profitability, if we do not succeed in these objectives, our business might once again experience losses and may not be sustainable in the future.

Risks Related To Our Common Stock

The market for our common stock is volatile and our stock price could decline.

An active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of our shares. The stock market in general, including the market for telecommunications-related stocks in particular, has been volatile. Our stock, for example, has had both a volatile trading volume and share price over the last 16 months. The closing price of our common stock has fluctuated between $1.06 and $4.69 from January 1, 2014 through May 5, 2015. Trading volume and the market price of our common stock has been and is likely to remain volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial loss on their investment.

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

InfoSonics Corporation

Date: May 8, 2015	By:	/S/ JOSEPH RAM
Joseph Ram
President and Chief Executive Officer

Date: May 8, 2015	By:	/S/ VERNON A. LOFORTI
Vernon A. LoForti
Vice President and Chief Financial Officer