Form 10-Q
period 2015-06-30
INFOSONICS Corp
filed 2015-08-07
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 5, 2015, the Registrant had 14,386,645 shares outstanding of its $0.001 par value common stock.

InfoSonics Corporation

FORM 10-Q

For quarterly period ended June 30, 2015

Table of Contents

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements
•	Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2015 and 2014 (unaudited)	3
•	Consolidated Balance Sheets at June 30, 2015 (unaudited) and December 31, 2014	4
•	Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 (unaudited)	5
•	Condensed Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Controls and Procedures	17
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 6.	Exhibits	19

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$10,945	$10,445	$25,462	$22,069
Cost of sales	9,337	8,416	21,300	17,967

Gross profit	1,608	2,029	4,162	4,102

Operating expenses:
Selling, general and administrative	2,205	1,737	4,101	3,522
Research and development	—	157	—	384

	2,205	1,894	4,101	3,906

Operating income (loss)	(597)	135	61	196

Other income (expense):
Other income (expense)	—	1	—	(2)
Interest, net	(81)	(27)	(204)	(27)

Income (loss) before provision for income taxes	(678)	109	(143)	167
Provision for income taxes	—	—	(3)	(3)

Net income (loss)	(678)	109	$(146)	$164

Net income (loss) per share:
Basic	$(0.05)	$0.01	$(0.01)	$0.01
Diluted	$(0.05)	$0.01	$(0.01)	$0.01

Weighted-average number of common shares outstanding:
Basic	14,381	14,356	14,371	14,288
Diluted	14,381	14,814	14,371	14,812

Comprehensive income (loss):
Net income (loss)	$(678)	$109	$(146)	$164
Foreign currency translation adjustments	(168)	5	(289)	(8)

Comprehensive income (loss)	$(846)	$114	$(435)	$156

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	June 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS

Current assets:
Cash and cash equivalents	$2,509	$1,464
Trade accounts receivable, net of allowance for doubtful accounts of $95 and $95, respectively	8,950	15,644
Other accounts receivable	71	70
Inventory	6,854	5,880
Prepaid assets	2,302	2,778

Total current assets	20,686	25,836
Property and equipment, net	191	137
Other assets	54	31

Total assets	$20,931	$26,004

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,495	$4,371
Accrued expenses	2,640	2,804
Line of credit borrowings	—	2,725

Total current liabilities	5,135	9,900

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized (no shares issued and outstanding)	—	—
Common stock, $0.001 par value, 40,000 shares authorized; 14,387 and 14,358 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	14	14
Additional paid-in capital common stock	32,741	32,614
Accumulated other comprehensive loss	(1,015)	(726)
Accumulated deficit	(15,944)	(15,798)

Total stockholders’ equity	15,796	16,104

Total liabilities and stockholders’ equity	$20,931	$26,004

See Notes to Condensed Consolidated Financial Statements.

InfoSonics Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(146)	$164
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	48	78
Loss on disposal of fixed assets	—	11
Recovery of bad debts	—	(43)
Provision for obsolete inventory	(120)	94
Stock-based compensation expense	103	41
(Increase) decrease in:
Trade accounts receivable	6,694	(876)
Other accounts receivable	(1)	96
Inventory	(854)	(1,568)
Prepaids	476	1,179
Other assets	(23)	120
Increase (decrease) in:
Accounts payable	(1,876)	758
Accrued expenses	(164)	(502)

Net cash provided by (used in) operating activities	4,137	(448)

Cash flows from investing activities:
Purchase of property and equipment	(102)	(43)

Net cash used in investing activities	(102)	(43)

Cash flows from financing activities:
Borrowings on line of credit	4,460	1,249
Repayments on line of credit	(7,185)	(1,249)
Cash received from exercise of stock options	24	135

Net cash provided by (used in) financing activities	(2,701)	135

Effect of exchange rate changes on cash	(289)	(8)

Net increase (decrease) in cash and cash equivalents	1,045	(364)
Cash and cash equivalents, beginning of period	1,464	2,369

Cash and cash equivalents, end of period	$2,509	$2,005

Cash paid for interest	$245	$28
Cash paid for income taxes	$—	$—

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

In the opinion of management, these unaudited consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly present the Company’s results of operations, financial position and cash flows as of June 30, 2015 and for all periods presented. The results reported in these consolidated financial statements for the three and six months ended June 30, 2015 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full fiscal year of 2015 or for any future period.

NOTE 2. Stock-Based Compensation

The Company has two stock-based compensation plans: the 2006 Equity Incentive Plan (“2006 Plan”) and the 2015 Equity Incentive Plan (“2015 Plan”), both of which were approved by our stockholders. As of June 30, 2015, options to purchase 944,000 and 20,000 shares were outstanding under the 2006 Plan and 2015 Plan, respectively, and a total of 1,186,000 shares were available for grant under the 2015 Plan. No options are available for grant under the 2006 Plan.

The Company’s stock options vest on an annual or a monthly basis. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Such amount may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three and six months ended June 30, 2015, we recorded an expense of $52,000 and $103,000, respectively, related to options previously granted. During the three and six months ended June 30, 2014, we recorded an expense of $20,000 and $41,000, respectively, related to options previously granted. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference that results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

During the six months ended June 30, 2015, the Company granted a stock option on 20,000 shares. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.86% based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0% as the Company has not, and does not intend to, declare dividends; and an expected life of 6 years based upon the historical life of options. The expected volatility used in the calculation was 96.6% based on the Company’s historical stock price fluctuations for a period matching the expected life of the options. No options were granted during the six months ended June 30, 2014. As of June 30, 2015, there was $220,000 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over the remaining weighted-average period of 1.56 years.

A summary of option activity under both the 2006 Plan and the 2015 Plan as of June 30, 2015 and changes during the six months then ended is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life in Years
Outstanding at December 31, 2014	980	$0.85
Granted	20	$2.82
Exercised	(28)	$0.86
Forfeited	(8)	$1.31

Outstanding at June 30, 2015	964	$0.89	4.31

Vested and expected to vest	922	$0.87	4.22
Exercisable at June 30, 2015	675	$0.72	3.48

A summary of the status of the Company’s non-vested options at June 30, 2015 and changes during the six months then ended is presented below (shares in thousands):

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2014	412	$0.82
Granted	20	$2.19
Vested	(135)	$0.76
Forfeited	(8)	$0.93

Non-vested at June 30, 2015	289	$0.94

The Company’s share-based compensation is classified in the same expense line items as cash compensation. Information about share-based compensation included in the unaudited results of operations for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Officer compensation	$24	$9	$47	$18
Non-employee directors	11	4	22	9
Sales, general and administrative	17	7	34	14

Total stock option/warrant expense, included in total operating expenses	$52	$20	$103	$41

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

Because their effect would have been anti-dilutive, common shares from exercise of in-the-money options for the three and six months ended June 30, 2015 of 550,000 and 466,000, respectively, have been excluded from the computation of net loss per share. For the three and six months ended June 30, 2014, no such shares were excluded.

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2014 remain open to examination or re-examination. As of June 30, 2015, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or results of operations. For the three and six months ended June 30, 2015, deferred income tax assets and the corresponding valuation allowance decreased by $68,000 and $173,000, respectively.

NOTE 5. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories. The Company records a reserve against inventories to account for obsolescence and possible price concessions required to liquidate inventories below cost. During the six months ended June 30, 2015, the inventory reserve balance was decreased by $120,000. As of June 30, 2015 and December 31, 2014, the inventory reserve was $219,000 and $339,000, respectively. From time to time, the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of June 30, 2015 and December 31, 2014, the prepaid inventory balances were $1,324,000 and $2,055,000, respectively, which are included in prepaid assets in the accompanying consolidated balance sheets. Inventory consists of the following (in thousands):

	June 30, 2015 (unaudited)	December 31, 2014 (audited)
Finished goods	$7,073	$6,219
Inventory reserve	(219)	(339)

Net inventory	$6,854	$5,880

NOTE 6. Property and Equipment

Property and equipment are primarily located in the United States and China and consisted of the following as of the dates presented (in thousands):

	June 30, 2015 (unaudited)	December 31, 2014 (audited)
Machinery and equipment	$314	$275
Tooling and molds	58	56
Furniture and fixtures	163	102

Subtotal	535	433
Less accumulated depreciation	(344)	(296)

Total	$191	$137

Depreciation expense for the three and six months ended June 30, 2015 was $26,000 and $48,000, respectively, and for the three and six months ended June 30, 2014 was $30,000 and $78,000, respectively.

NOTE 7. Accrued Expenses

As of June 30, 2015 and December 31, 2014, accrued expenses consisted of the following (in thousands):

	June 30, 2015 (unaudited)	December 31, 2014 (audited)
Accrued product costs (including warranty)	$1,426	$1,465
Income taxes payable	109	116
Other accruals	1,105	1,223

Total	$2,640	$2,804

NOTE 8. Line of Credit

On March 27, 2014, the Company entered into a Loan and Security Agreement and an attendant Intellectual Property Security Agreement (collectively the “Agreement”) with Silicon Valley Bank, pursuant to which the Company could borrow up to $2 million based upon both its domestic and foreign eligible accounts receivable multiplied by an advance rate of 80% and 70%, respectively, with eligibility determined in accordance with the Agreement (the “Credit Facility”). The Credit Facility is secured by substantially all of the Company’s assets. Borrowings under the Credit Facility bear interest based on the face amount of the financed receivables at the prime rate plus 4.5% for domestic receivables and 3.53% for foreign receivables. The Credit Facility, which was set to expire September 27, 2015, contains representations and warranties, affirmative, restrictive and financial covenants, and events of default which are customary for credit facilities of this type. On December 5, 2014, the Agreement was amended to increase the availability of borrowings under the Credit Facility from $2 million to $4 million and to temporarily relax the adjusted quick ratio financial covenant from 1.75 to 1.00 to 1.25 to 1.00 through March 31, 2015. On May 26, 2015, the Agreement was amended to reduce the Adjusted Quick Ratio covenant from 1.75 to 1.00 to 1.25 to 1.00 and to reduce the test frequency of the covenant from monthly to quarterly beginning April 1, 2015. At June 30, 2015, the Company was in compliance with all covenants, no amounts were drawn against the Credit Facility and $4,000,000 was available. On August 4, 2015, the Agreement was amended to increase the availability of borrowings under the Credit Facility from $4 million to $7 million, extend the maturity date to September 27, 2017 and reset the minimum threshold for the tangible net worth requirement to $15 million, effective June 30, 2015.

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

Other accounting standards updates effective after June 30, 2015 are not expected to have a material effect on our consolidated financial statements.

NOTE 10. Geographic Information

The Company currently operates in one business segment. Fixed assets are principally located in Company or third-party facilities in the United States and Asia. The unaudited net sales by geographical area for the three and six months ended June 30, 2015 and 2014 were (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Central America	$1,474	$4,205	$4,772	$8,042
South America	3,188	2,470	6,365	7,097
Mexico	2,138	940	5,933	1,167
U.S.-based Latin American distributors	2,571	1,740	5,833	3,534
United States	1,574	727	2,559	891
Europe, Middle East and Africa (“EMEA”)	—	353	—	1,282
Asia Pacific (“APAC”)	—	10	—	56

Total	$10,945	$10,445	$25,462	$22,069

NOTE 11. Commitments and Contingencies

Blue Spike Litigation

On October 8, 2013, Blue Spike, LLC (“Blue Spike”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that certain of our products infringe claims of U.S. Patent No. 5,745,569. Blue Spike is seeking recovery of unspecified monetary damages. We do not believe we infringe any valid claim of the Blue Spike patent and intend to defend ourselves vigorously. On February 10, 2014, we filed an answer with the Court stating that we do not infringe and setting forth multiple defenses, including invalidity of the asserted patent. A scheduling conference was held with the Court on July 31, 2015, after which the judge issued a scheduling order. Trial is currently set for January 23, 2017. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

Morpho Komodo Litigation

On June 19, 2015, Morpho Komodo LLC (“Morpho Komodo”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that certain of our products infringe claims of U.S. Patents No. 7,350,078, No. 7,725,725 and No. 8,429,415. Morpho Komodo is seeking injunctive relief as well as the recovery of unspecified monetary damages. We do not believe we infringe any valid claim of the Morpho Komodo patents and intend to defend ourselves vigorously. On July 21, 2015, we filed an answer with the Court stating that we do not infringe and setting forth multiple defenses, including invalidity of the asserted patents. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

ParkerVision Litigation

On July 20, 2015, ParkerVision, Inc. (“ParkerVision”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Middle District of Florida, alleging that certain of our products infringe claims of U.S. Patents No. 7,016,663, No. 8,160,534 and No. 8,195,149. ParkerVision is seeking injunctive relief as well as the recovery of unspecified monetary damages. There currently is no due date for our response to the complaint. However, we intend to defend ourselves vigorously. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

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

At June 30, 2015 and December 31, 2014, we did not have any material applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.

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

Historically, approximately 80% of our revenues have been comprised of sales to large carrier customers in Latin America. During the second half of 2014, we made a concerted effort to expand our sales by focusing on the big box retail market and other non-carrier customers, in both Latin America and the U.S. In the fourth quarter of 2014, this strategy gained traction as 47% of our net sales were generated through non-carrier customers. In the first half of 2015, our non-carrier revenue share increased even further to 54% of net sales. Our goal through 2015 is to build on this success, decrease our dependence on carrier customers and develop a more diverse and consistent revenue base. This should also help to improve our overall gross margins and improve our cash-to-cash cycle.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	85.3%	80.6%	83.7%	81.4%

Gross profit	14.7%	19.4%	16.3%	18.6%

Operating expenses:
Selling, general and administrative	20.2%	16.6%	16.1%	16.0%
Research and development	0.0%	1.5%	0.0%	1.7%

	20.2%	18.1%	16.1%	17.7%

Operating income (loss)	(5.5%)	1.3%	0.2%	0.9%
Other income (expense):
Other income (expense)	0.0%	0.0%	0.0%	0.0%
Interest, net	(0.7%)	(0.3%)	(0.8%)	(0.1%)

Income (loss) before income taxes	(6.2%)	1.0%	(0.6%)	0.8%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%

Net income (loss)	(6.2%)	1.0%	(0.6%)	0.8%

Three months ended June 30, 2015 compared with three months ended June 30, 2014

Net Sales

For the three months ended June 30, 2015, our net sales amounted to $10,945,000, an increase of $500,000, or 5%, from $10,445,000 in the same period last year. The largest increase came from sales to big box retail customers in Mexico, which increased from $940,000 in the second quarter of 2014 to $2.1 million in the second quarter of 2015. We also generated $1.6 million in sales to new open market customers in South America, a segment that we had not participated in during 2014. Sales to Miami-based distributors selling to Latin American customers also rose substantially, posting an increase of $831,000, or 48%, compared to the prior year quarter. Sales to U.S. customers in the second quarter of 2015 more than doubled their prior year level, an increase of $847,000. These increases were significantly offset by reduced sales to carrier customers in South and Central America and absence of sales to private-label customers in Western Europe and Asia Pacific. In terms of units, we shipped approximately 349,000 units in the second quarter of 2015, a decrease of 28% compared to the second quarter of 2014. However, our average unit selling price increased by 44%, the result of a shift in product mix to a higher volume of smartphones.

Gross Profit and Gross Margin

For the three months ended June 30, 2015, our gross profit amounted to $1,608,000, a decrease of $421,000, or 21%, from $2,029,000 in the same period last year. Our gross profit margin for the three months ended June 30, 2015 was 14.7%, down from 19.4% in the same period last year. The reduced profitability was the result of a combination of factors including extremely low margins on sales to carrier customers during the quarter, reduced pricing and low margins on sales to move certain slow moving models to make way for newer LTE models and pricing pressure on sales to Mexico customers as a consequence of peso devaluation.

Operating Expenses

For the three months ended June 30, 2015, total operating expenses amounted to $2,205,000, an increase of 16% compared to $1,894,000 in the same period last year. Selling, general and administrative expenses for the three months ended June 30, 2015 rose $468,000, or 27%, compared to $1,737,000 in the prior year quarter. The most significant increase was for marketing spending in support of customers, particularly in Mexico, as well as increased wages and insurance expenses. The closure of our China design team by the end of 2014 resulted in the absence of R&D expenses in the second quarter of 2015, compared to expenses of $157,000 in the second quarter of 2014.

Other Income (Expense)

Other income (expense) is comprised primarily of interest expense related to borrowings against our bank line of credit and interest bearing vendor credit which amounted to $81,000 and $27,000 in the three months ended June 30, 2015 and 2014, respectively.

Provision for Income Taxes

Because of our prior operating losses, our tax provisions for the three months ended June 30, 2015 and 2014 were nil.

Six months ended June 30, 2015 compared with six months ended June 30, 2014

Net Sales

For the six months ended June 30, 2015, our net sales amounted to $25,462,000, an increase of $3,393,000, or 15%, from $22,069,000 in the same period last year. Overall, sales to open market customers increased significantly, while sales to carrier customers declined. The most significant sales growth was in Mexico, where sales to open market customers increased $4,766,000, from $1,167,000 to $5,933,000. Sales to U.S.-based, non-carrier Latin American distributors rose by $2,299,000 and sales to U.S. customers increased by $1,667,000. These increases were partially offset by a decrease of $3,270,000 in sales to customers in Central America, the elimination of private label sales to customers in EMEA and APAC (which amounted to $1,337,000 in 2014), and a decrease of $732,000 in sales to customers in South America.

In terms of units, we shipped approximately 805,000 units in the first half of 2015, a decrease of 23% compared to the first half of 2014. However, our average unit selling price increased by 50%, from $21.03 to $31.49, the result of a shift in product mix to a higher volume of higher-priced phones.

Gross Profit and Gross Margin

For the six months ended June 30, 2015, our gross profit amounted to $4,162,000, an increase of $60,000, or 1%, from $4,102,000 in the same period of the prior year. Our gross profit margin for the six months ended June 30, 2015 declined to 16.3% of net sales from 18.6% in the same period last year. The reduced profitability was primarily the result of a combination of factors in the second quarter of 2015 including extremely low margins on sales to carrier customers during the quarter, reduced pricing and low margins on sales to move certain slow moving models to make way for newer LTE models and pricing pressure on sales to Mexico customers as a consequence of peso devaluation.

Operating Expenses

For the six months ended June 30, 2015, total operating expenses amounted to $4,101,000, an increase of $195,000, or 5%, compared to $3,906,000 in the same period last year. Selling, general and administrative expenses of $4,101,000 for the six months ended June 30, 2015 increased $579,000 compared to $3,522,000 in the prior year period. The increase reflects higher levels of marketing spending in support of customers, particularly in Mexico, as well as increased wages and insurance expenses. The closure of our China design team by the end of 2014 resulted in the absence of R&D expenses in the first half second quarter of 2015, compared to expenses of $384,000 in the first half of 2014.

Other Income (Expense)

Other income (expense) is comprised primarily of interest expense related to borrowings against our bank line of credit and interest bearing vendor credit which amounted to $204,000 and $27,000 in the six months ended June 30, 2015 and 2014, respectively.

Provision for Income Taxes

Because of our prior operating losses, our tax provisions for the six months ended June 30, 2015 and 2014 were nominal.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies, most importantly the Mexican peso, to the U.S. dollar affect our financial results and financial position. With the exception of Mexico, all other sales are denominated in U.S. dollars. We do not use financial hedging instruments to limit specific currency risks. The strength of the U.S. dollar versus the peso has resulted in assets and liabilities denominated in pesos at our Mexican subsidiary being translated into less dollars in our consolidated financial statements. During the year ended December 31, 2014, the dollar appreciated 13.0% against the peso and appreciated an additional 6.3% in the first half of 2015. For the first half of 2015, we recorded a foreign currency loss of $289,000 in our Statement of Comprehensive Income and the balance in our accumulated other comprehensive loss account on our Consolidated Balance Sheet at June 30, 2015 was $1,015,000.

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

In the first quarter of 2014, there were two significant events that affected our liquidity. First, two of our primary product vendors agreed to provide us with vendor credit for the 85% balance payment with 60-day payment terms, provided that we reimburse them for the cost of credit insurance and pay a finance charge. In addition, on March 27, 2014, we entered into a Loan and Security Agreement with a bank for a $2 million revolving line of credit, subject to availability based upon domestic and foreign eligible accounts receivable multiplied by an advance rate of 80% and 70%, respectively. On December 5, 2014, our bank line of credit was expanded to $4 million and our major vendors have expanded the amount of credit they offer to us. On August 4, 2015, our bank line of credit was further expanded to $7 million and the maturity was extended to September 27, 2017. At our current level of business, we believe that these resources, combined with our existing working capital, will adequately fund our operations during the remainder of this fiscal year.

In the six months ended June 30, 2015, our cash balances increased by $1.0 million compared to December 31, 2014. We generated $4.1 million in cash from operations, comprised of $6.7 million from reduced accounts receivable and $0.5 million from reduced prepaid assets, partially offset by a $2.0 million reduction in accounts payable and accruals, a $0.9 million increase in inventories and $0.2 million in the net loss adjusted for non-cash items and reduction in other current assets. During the first half, we also used $2.7 million to pay off all outstanding bank debt and purchased $0.1 million of fixed assets to equip our new distribution center in Miami.

As of June 30, 2015, we had $2.5 million of cash and cash equivalents, $15.6 million of net working capital and no funded debt.

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

Interest Rates

We are exposed to market risk from changes in interest rates on balances outstanding under our bank line of credit. At June 30, 2015, however, we had no amounts outstanding under the line.

We are also exposed to market risk from changes in interest rates on balances owed to certain of our manufacturing vendors. At June 30, 2015, we owed $2.0 million to these vendors which could be affected by changes in short-term interest rates. The interest rates at June 30, 2015 range from 2.4% to 6%, are negotiated individually with each vendor and are not tied to any particular index. For every 1% increase in the negotiated rate, our interest expense would increase by $20,000, assuming the same $2.0 million remained outstanding for the entire year.

Foreign Exchange and Other Risks

All of our sales transactions are denominated in U.S. dollars with the exception of sales to certain customers in Mexico, which are priced in pesos. At June 30, 2015 and December 31, 2014, foreign currency cash accounts in Mexican pesos amounted to $207,000 and $20,000, respectively. Also, at June 30, 2015 and December 31, 2014, accounts receivable denominated in Mexican pesos amounted to $1,920,000 and $3,622,000, respectively. Product costs and the majority of our operating expenses are denominated in U.S. dollars. However, lease expenses and certain other immaterial operating costs of our China quality control team are denominated in Chinese Yuan Renminbi, and payroll and operating expenses of our employees in Mexico are denominated in Mexican pesos.

Foreign currency risks are associated with our cash, receivables, payroll and payables denominated in foreign currencies. Fluctuations in exchange rates can result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income (expense) in our consolidated statements of operations. For the six month periods ended June 30, 2015 and 2014, foreign exchange losses were nominal. Although foreign currency fluctuations did not have a material impact on our net income during the six months ended June 30, 2015 and 2014, our foreign exchange translation loss from our Mexican subsidiary for the first half of 2015 was $289,000 and the translation loss for the full year 2014 was $708,000, which resulted in a comprehensive loss for the year.

As a result of our international sales, our future operating results could also be adversely affected by a variety of factors, including changes in specific countries’ political, economic (including inflationary and deflationary) or regulatory conditions and trade protection measures.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our second quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Blue Spike Litigation

On October 8, 2013, Blue Spike, LLC (“Blue Spike”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that certain of our products infringe claims of U.S. Patent No. 5,745,569. Blue Spike is seeking recovery of unspecified monetary damages. We do not believe we infringe any valid claim of the Blue Spike patent and intend to defend ourselves vigorously. On February 10, 2014 we filed an answer with the Court stating that we do not infringe and setting forth multiple defenses, including invalidity of the asserted patent. A scheduling conference was held with the Court on July 31, 2015, after which the judge issued a scheduling order. Trial is currently set for January 23, 2017. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

Morpho Komodo Litigation

On June 19, 2015, Morpho Komodo LLC (“Morpho Komodo”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that certain of our products infringe claims of U.S. Patents No. 7,350,078, No. 7,725,725 and No. 8,429,415. Morpho Komodo is seeking injunctive relief as well as the recovery of unspecified monetary damages. We do not believe we infringe any valid claim of the Morpho Komodo patents and intend to defend ourselves vigorously. On July 21, 2015, we filed an answer with the Court stating that we do not infringe and setting forth multiple defenses, including invalidity of the asserted patents. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

ParkerVision Litigation

On July 20, 2015, ParkerVision, Inc. (“ParkerVision”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Middle District of Florida, alleging that certain of our products infringe claims of U.S. Patents No. 7,016,663, No. 8,160,534 and No. 8,195,149. ParkerVision is seeking injunctive relief as well as the recovery of unspecified monetary damages. There currently is no due date for our response to the complaint. However, we intend to defend ourselves vigorously. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to the lawsuit at this time.

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

Our three largest customers in the three months ended June 30, 2015 represented 18%, 15% and 13%, respectively, of our net sales during that period, and 29%, 30% and 15%, respectively, of our accounts receivable at June 30, 2015. The markets we serve and are targeting for future business are subject to significant price competition and other competitive pressures, and our current customers are not contractually obligated to purchase products from us. For these and other reasons, our customers may seek to obtain products or services from us at lower prices than we have been able to charge in the past, and they could terminate our relationship or reduce their purchases from us in favor of lower-priced or other alternatives. In addition, we have experienced losses of certain customers through industry or vendor consolidation, a trend that may increase in our markets and in the ordinary course of business. The further loss of any of our principal customers, the default by these customers on the amounts they owe us, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity.

We reported a net loss for the six months ended June 30, 2015, we were only marginally profitable in the full year 2014 and had a comprehensive loss in 2014 due to foreign currency translation losses, and we experienced net losses for many years prior to that. If we are unable to achieve sustained profitability, our business may not be financially viable.

For the six months ended June 30, 2015, we reported a net loss of $146,000. For the full year ended December 31, 2014, we reported net income of $261,000 and a comprehensive loss of $447,000. Prior to that, we reported seven consecutive loss years with an aggregate net loss of $22.7 million. As of June 30, 2015, our cash balance was $2.5 million, and we had net working capital of $15.6 million and no outstanding funded debt. While our results in the first quarter of 2015 and the fourth quarter of 2014 were strong in relation to past quarters and our 2015 business plan includes a number of objectives to achieve and maintain profitability, if we do not succeed in these objectives, our business might once again experience losses and may not be sustainable in the future.

Risks Related To Our Common Stock

The market for our common stock is volatile and our stock price could decline.

An active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of our shares. The stock market in general, including the market for telecommunications-related stocks in particular, has been volatile. Our stock, for example, has had both a volatile trading volume and share price over the last 2 years. The closing price of our common stock has fluctuated between $1.06 and $4.69 from January 1, 2014 through August 4, 2015. Trading volume and the market price of our common stock has been and is likely to remain volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial loss on their investment.

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

InfoSonics Corporation

Date: August 7, 2015	By:	/s/ JOSEPH RAM
Joseph Ram
President and Chief Executive Officer

Date: August 7, 2015	By:	/s/ VERNON A. LOFORTI
Vernon A. LoForti
Vice President and Chief Financial Officer