Form 10-Q
period 2015-09-30
INFOSONICS Corp
filed 2015-11-06
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 4, 2015, the Registrant had 14,388,728 shares outstanding of its $0.001 par value common stock.

InfoSonics Corporation

FORM 10-Q

For quarterly period ended September 30, 2015

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$12,179	$8,138	$37,641	$30,207
Cost of sales	10,178	6,943	31,478	24,910

Gross profit	2,001	1,195	6,163	5,297

Operating expenses:
Selling, general and administrative	2,084	1,798	6,185	5,320
Research and development	—	125	—	509

	2,084	1,923	6,185	5,829

Operating loss	(83)	(728)	(22)	(532)
Other income (expense):
Other income (expense)	—	119	—	117
Interest, net	(55)	(24)	(259)	(51)

Loss before provision for income taxes	(138)	(633)	(281)	(466)
Provision for income taxes	—	—	(3)	(3)

Net loss	$(138)	$(633)	$(284)	$(469)

Net loss per share (basic and diluted)	$(0.01)	$(0.04)	$(0.02)	$(0.03)
Basic and diluted weighted-average number of common shares outstanding	14,388	14,357	14,377	14,311
Comprehensive loss:
Net loss	$(138)	$(633)	$(284)	$(469)
Foreign currency translation adjustments	(545)	(150)	(834)	(158)

Comprehensive loss	$(683)	$(783)	$(1,118)	$(627)

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,060	$1,464
Trade accounts receivable, net of allowance for doubtful accounts of $95 and $95, respectively	10,262	15,644
Other accounts receivable	94	70
Inventory	6,952	5,880
Prepaid assets	2,304	2,778

Total current assets	21,672	25,836
Property and equipment, net	175	137
Other assets	90	31

Total assets	$21,937	$26,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,424	$4,371
Accrued expenses	2,344	2,804
Line of credit borrowings	—	2,725

Total current liabilities	6,768	9,900

Commitments and Contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized (no shares issued and outstanding)	—	—
Common stock, $0.001 par value, 40,000 shares authorized; 14,389 and 14,358 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	14	14
Additional paid-in capital common stock	32,797	32,614
Accumulated other comprehensive loss	(1,560)	(726)
Accumulated deficit	(16,082)	(15,798)

Total stockholders’ equity	15,169	16,104

Total liabilities and stockholders’ equity	$21,937	$26,004

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(284)	$(469)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	73	112
Loss on disposal of fixed assets	—	11
Recovery of bad debts	—	(25)
Provision for obsolete inventory	(113)	157
Stock-based compensation expense	156	60
(Increase) decrease in:
Trade accounts receivable	5,382	1,363
Other accounts receivable	(24)	(377)
Inventory	(959)	(2,567)
Prepaids	474	(329)
Other assets	(59)	147
Increase (decrease) in:
Accounts payable	53	610
Accrued expenses	(460)	(411)

Net cash provided by (used in) operating activities	4,239	(1,718)

Cash flows from investing activities:
Purchase of property and equipment	(111)	(90)

Net cash used in investing activities	(111)	(90)

Cash flows from financing activities:
Borrowings on line of credit	4,460	1,249
Repayments on line of credit	(7,185)	(1,249)
Cash received from exercise of stock options	27	137

Net cash provided by (used in) financing activities	(2,698)	137

Effect of exchange rate changes on cash	(834)	(158)

Net increase (decrease) in cash and cash equivalents	596	(1,829)
Cash and cash equivalents, beginning of period	1,464	2,369

Cash and cash equivalents, end of period	$2,060	$540

Cash paid for interest	$287	$48
Cash paid for income taxes	$—	$—

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

In the opinion of management, these unaudited consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly present the Company’s results of operations, financial position and cash flows as of September 30, 2015 and for all periods presented. The results reported in these consolidated financial statements for the three and nine months ended September 30, 2015 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full fiscal year of 2015 or for any future period.

NOTE 2. Stock-Based Compensation

The Company has two stock-based compensation plans: the 2006 Equity Incentive Plan (“2006 Plan”) and the 2015 Equity Incentive Plan (“2015 Plan”), both of which were approved by our stockholders. As of September 30, 2015, options to purchase 942,000 and 20,000 shares were outstanding under the 2006 Plan and 2015 Plan, respectively, and a total of 1,194,000 shares were available for grant under the 2015 Plan. No options are available for grant under the 2006 Plan.

The Company’s stock options vest on an annual or a monthly basis. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Such amount may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three and nine months ended September 30, 2015, we recorded an expense of $54,000 and $156,000, respectively, related to options previously granted. During the three and nine months ended September 30, 2014, we recorded an expense of $19,000 and $60,000, respectively, related to options previously granted. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference that results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

During the nine months ended September 30, 2015, the Company granted a stock option on 20,000 shares. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.86% based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0% as the Company has not, and does not intend to, declare dividends; and an expected life of 6 years based upon the historical life of options. The expected volatility used in the calculation was 96.6% based on the Company’s historical stock price fluctuations for a period matching the expected life of the options. No options were granted during the nine months ended September 30, 2014. As of September 30, 2015, there was $173,000 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over the remaining weighted-average period of 1.41 years.

A summary of option activity under both the 2006 Plan and the 2015 Plan as of September 30, 2015 and changes during the nine months then ended is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life in Years
Outstanding at December 31, 2014	980	$0.85
Granted	20	$2.82
Exercised	(30)	$0.89
Forfeited	(8)	$1.31

Outstanding at September 30, 2015	962	$0.89	4.06

Vested and expected to vest	929	$0.87	3.98
Exercisable at September 30, 2015	740	$0.74	3.44

A summary of the status of the Company’s non-vested options at September 30, 2015 and changes during the nine months then ended is presented below (shares in thousands):

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2014	412	$0.82
Granted	20	$2.19
Vested	(202)	$0.76
Forfeited	(8)	$0.93

Non-vested at September 30, 2015	222	$0.99

The Company’s share-based compensation is classified in the same expense line items as cash compensation. Information about share-based compensation included in the unaudited results of operations for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Officer compensation	$24	$9	$70	$27
Non-employee directors	11	4	34	13
Sales, general and administrative	19	6	52	20

Total stock option/warrant expense, included in total operating expenses	$54	$19	$156	$60

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

Common shares from the potential exercise of certain options may be excluded from the computation of earnings (loss) per share if their exercise prices are greater than the Company’s average stock price for the period. For the three and nine months ended September 30, 2015, the number of such shares excluded was 20,000. For the three and nine months ended September 30, 2014, no such shares were excluded. In addition, because their effect would have been anti-dilutive, common shares from exercise of 942,000 in-the-money options for both the three and nine months ended September 30, 2015 have been excluded from the computation of net loss per share. For both the three and nine months ended September 30, 2014, a total of 700,000 shares were similarly excluded.

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2014 remain open to examination or re-examination. As of September 30, 2015, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or results of operations. For the three and nine months ended September 30, 2015, deferred income tax assets and the corresponding valuation allowance decreased by $235,000 and $62,000, respectively.

NOTE 5. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories. The Company records a reserve against inventories to account for obsolescence and possible price concessions required to liquidate inventories below cost. During the nine months ended September 30, 2015, the inventory reserve balance was decreased by $113,000. As of September 30, 2015 and December 31, 2014, the inventory reserve was $226,000 and $339,000, respectively. From time to time, the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of September 30, 2015 and December 31, 2014, the prepaid inventory balances were $1,420,000 and $2,055,000, respectively, which are included in prepaid assets in the accompanying consolidated balance sheets. Inventory consists of the following (in thousands):

	September 30, 2015 (unaudited)	December 31, 2014 (audited)
Finished goods	$7,178	$6,219
Inventory reserve	(226)	(339)

Net inventory	$6,952	$5,880

NOTE 6. Property and Equipment

Property and equipment are primarily located in the United States and China and consisted of the following as of the dates presented (in thousands):

	September 30, 2015 (unaudited)	December 31, 2014 (audited)
Machinery and equipment	$322	$275
Tooling and molds	58	56
Furniture and fixtures	164	102

Subtotal	544	433
Less accumulated depreciation	(369)	(296)

Total	$175	$137

Depreciation expense for the three and nine months ended September 30, 2015 was $25,000 and $73,000, respectively, and for the three and nine months ended September 30, 2014 was $34,000 and $112,000, respectively.

NOTE 7. Accrued Expenses

As of September 30, 2015 and December 31, 2014, accrued expenses consisted of the following (in thousands):

	September 30, 2015 (unaudited)	December 31, 2014 (audited)
Accrued product costs (including warranty)	$1,029	$1,465
Income taxes payable	106	116
Other accruals	1,209	1,223

Total	$2,344	$2,804

NOTE 8. Line of Credit

On March 27, 2014, the Company entered into a Loan and Security Agreement and an attendant Intellectual Property Security Agreement (collectively the “Agreement”) with Silicon Valley Bank, pursuant to which the Company could borrow up to $2 million based upon both its domestic and foreign eligible accounts receivable multiplied by an advance rate of 80% and 70%, respectively, with eligibility determined in accordance with the Agreement (the “Credit Facility”). The Credit Facility is secured by substantially all of the Company’s assets. Borrowings under the Credit Facility bear interest based on the face amount of the financed receivables at the prime rate plus 4.5% for domestic receivables and 3.53% for foreign receivables. The Credit Facility, which was set to expire September 27, 2015, contains representations and warranties, affirmative, restrictive and financial covenants, and events of default which are customary for credit facilities of this type. On December 5, 2014, the Agreement was amended to increase the availability of borrowings under the Credit Facility from $2 million to $4 million and to temporarily relax the adjusted quick ratio financial covenant from 1.75 to 1.00 to 1.25 to 1.00 through March 31, 2015. On May 26, 2015, the Agreement was amended to reduce the Adjusted Quick Ratio covenant from 1.75 to 1.00 to 1.25 to 1.00 and to reduce the test frequency of the covenant from monthly to quarterly beginning April 1, 2015. On August 4, 2015, the Agreement was amended to increase the availability of borrowings under the Credit Facility from $4 million to $7 million, extend the maturity date to September 27, 2017 and reset the minimum threshold for the tangible net worth requirement to $15 million, effective June 30, 2015. At September 30, 2015, the Company was in compliance with all covenants, no amounts were drawn against the Credit Facility and $7 million was available. On October 26, 2015, the Agreement was amended to modify the definition of “Tangible Net Worth” to exclude the other comprehensive income/loss component of shareholders’ equity.

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

Issued (Not adopted yet):

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605).” This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Additionally, this guidance expands related disclosure requirements. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017 and early application is not permitted. This update permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements as well as the expected adoption method.

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

Other accounting standards updates effective after September 30, 2015 are not expected to have a material effect on our consolidated financial statements.

NOTE 10. Geographic Information

The Company currently operates in one business segment. Fixed assets are principally located in Company or third-party facilities in the United States and Asia. The unaudited net sales by geographical area for the three and nine months ended September 30, 2015 and 2014 were (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Central America	$1,797	$2,186	$6,570	$10,229
South America	2,246	1,952	8,611	9,049
Mexico	3,974	1,053	9,906	2,219
U.S.-based Latin American distributors	2,714	1,967	8,547	5,501
United States	1,430	874	3,989	1,765
Europe, Middle East and Africa (“EMEA”)	—	106	—	1,388
Asia Pacific (“APAC”)	18	—	18	56

Total	$12,179	$8,138	$37,641	$30,207

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

The Company’s cash and cash equivalents are measured at fair value in the Company’s consolidated financial statements and are valued using unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs under ASC 820). The carrying amount of our accounts receivable, other accounts receivable, prepaid expenses, accounts payable and accrued expenses reported in the consolidated balance sheets approximates fair value because of the short maturity of those instruments.

At September 30, 2015 and December 31, 2014, we did not have any material applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements, Safe Harbor Statement and Other General Information

This discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and condensed notes thereto and other information included in this report and our Annual Report on Form 10-K for the year ended December 31, 2014 (including our 2014 audited consolidated financial statements and related notes thereto and other information). Our discussion and analysis of financial condition and results of operations are based upon, among other things, our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to, among other things, make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent liabilities as of the date of our most recent balance sheet, and the reported amounts of revenues and expenses during the reporting periods. We review our estimates and assumptions on an ongoing basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from these estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations, although they may. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined in “Critical Accounting Policies” in our Annual Report on Form 10-K, as may be updated in our subsequent Quarterly Reports on Form 10-Q. All references to results of operations in this discussion generally are to results from continuing operations, unless otherwise noted.

This report contains “forward-looking statements,” including, without limitation, statements about customer relationships, marketing of our verykool® products, sales levels, cost reductions, operating efficiencies, profitability and adequacy of working capital, that are based on, among other things, current management knowledge and expectations and which involve certain risks and uncertainties. These risks and uncertainties, in whole or in part, could cause expectations to fail to be achieved and could have a material adverse effect on our business, financial condition and results of operations, and include, without limitation: (1) intense competition internationally, including competition from alternative business models, such as manufacturer-to-carrier sales, which may lead to reduced prices, lower sales, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages; (2) our ability to source new verykool® handsets and successfully introduce them into new markets; (3) our ability to have access to adequate capital to fund operations; (4) our ability to secure adequate supply of competitive products on a timely basis and on commercially reasonable terms; (5) foreign exchange rate fluctuations and/or devaluation of a foreign currency (most notably the Mexican peso), adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, including, without limitation, the imposition, creation, increase or modification of tariffs, taxes, duties, levies and other charges and other related risks of our international operations which could significantly increase selling prices of our products to our customers and end-users and decrease profitability; (6) the ability to attract new sources of profitable business from expansion of products or services or risks associated with entry into new markets or expanding in existing markets, including geographies, products, services and big box retailers; (7) an interruption or failure of our information systems or subversion of access or other system controls, including private information, may result in a significant loss of business, assets, or competitive information; (8) significant changes in supplier terms and relationships or shortages in product supply; (9) loss of business from one or more significant customers; (10) customer and geographical accounts receivable concentration risk and other related risks; (11) rapid product improvement and technological change resulting in inventory obsolescence; (12) extended general economic downturn in world markets; (13) uncertain political and economic conditions internationally, including terrorist or military actions; (14) the loss of a key executive officer or other key employees and the integration of new employees; (15) changes in consumer demand for multimedia wireless handset products and features; (16) our failure to adequately adapt to industry changes and to manage potential growth and/or contractions; (17) seasonal buying patterns; (18) the resolution of any litigation for or against the Company, including regarding patents; and (19) the ability of the Company to generate taxable income in future periods. These forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new or changing information, events or circumstances after the date of this release. We have instituted in the past, and continue to institute, changes to our strategies, operations and processes to address risks and uncertainties and to mitigate their impacts on our business, results of operations and financial condition. However, no assurances can be given that we will be successful in these efforts. For a further discussion of significant risk factors to consider, see “Risk Factors” below in this report and in “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K. In addition, other risks or uncertainties may be detailed from time to time in our future SEC filings.

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

Historically, approximately 80% of our revenues have been comprised of sales to large carrier customers in Latin America. During the second half of 2014, we made a concerted effort to expand our sales by focusing on the big box retail market and other non-carrier customers, in both Latin America and the U.S. In the fourth quarter of 2014, this strategy gained traction as 47% of our net sales were generated through non-carrier customers. In the third quarter of 2015, our non-carrier revenue share increased even further to 69% of net sales. Our goal through 2015 and into 2016 is to build on this success, decrease our dependence on carrier customers and develop a more diverse and consistent revenue base. This should also help to improve our overall gross margins and improve our cash-to-cash cycle.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	83.6%	85.3%	83.6%	82.5%

Gross profit	16.4%	14.7%	16.4%	17.5%

Operating expenses:
Selling, general and administrative	17.1%	22.1%	16.4%	17.6%
Research and development	0.0%	1.5%	0.0%	1.7%

	17.1%	23.6%	16.4%	19.3%

Operating loss	(0.7%)	(8.9%)	(0.0%)	(1.8%)
Other income (expense):
Other income (expense)	0.0%	1.4%	0.0%	0.4%
Interest, net	(0.4%)	(0.3%)	(0.7%)	(0.2%)

Loss before income taxes	(1.1%)	(7.8%)	(0.7%)	(1.6%)
Provision for income taxes	0.0%	0.0%	0.0%	0.0%

Net loss	(1.1%)	(7.8%)	(0.7%)	(1.6%)

Three months ended September 30, 2015 compared with three months ended September 30, 2014

Net Sales

For the three months ended September 30, 2015, our net sales amounted to $12,179,000, an increase of $4,041,000, or 50%, from $8,138,000 in the same period last year. The largest increase came from sales to big box retail customers in Mexico, which increased from $1,053,000 in the third quarter of 2014 to $3,974,000 in the third quarter of 2015. Sales to Miami-based distributors selling to Latin American customers also rose substantially, posting an increase of $746,000, or 38%, compared to the prior year quarter. Sales to U.S. customers in the third quarter of 2015 increased by $557,000, or 64%, compared to their prior year level. These increases were partially offset by reduced sales on a combined basis to customers in South and Central America, and the absence of sales in the third quarter of 2015 to private-label customers in Western Europe. In terms of units, we shipped approximately 307,000 units in the third quarter of 2015, an increase of 12%, compared to the third quarter of 2014. In addition, our average unit selling price increased by 33%, the result of a continued shift in product mix to a higher volume of smartphones.

Gross Profit and Gross Margin

For the three months ended September 30, 2015, our gross profit amounted to $2,001,000, an increase of $806,000, or 67%, from $1,195,000 in the same period last year. Our gross profit margin for the three months ended September 30, 2015 was 16.4%, up from 14.7% in the same period last year. The margin in the prior year was negatively affected by inventory write-downs for end-of-life product and aggressive pricing to spur sales. Such factors did not reoccur in the third quarter of 2015.

Operating Expenses

For the three months ended September 30, 2015, total operating expenses amounted to $2,084,000, an increase of 8% compared to $1,923,000 in the same period last year. Selling, general and administrative expenses for the three months ended September 30, 2015 rose $286,000, or 16%, compared to $1,798,000 in the prior year quarter. The most significant increase was for marketing spending in support of customers, particularly in Mexico, as well as increased wages and professional fees. The closure of our China design team by the end of 2014 resulted in the absence of R&D expenses in the third quarter of 2015, compared to expenses of $125,000 in the third quarter of 2014.

Other Income (Expense)

In the three months ended September 30, 2014, we reported an insurance settlement of $119,000 from a cargo theft in Mexico and had no similar event in 2015. In the three months ended September 30, 2015 and 2014, interest expense of $55,000 and $24,000, respectively, related to borrowings against our bank line of credit and interest bearing vendor credit.

Provision for Income Taxes

Because of our prior operating losses, our tax provisions for the three months ended September 30, 2015 and 2014 were nil.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014

Net Sales

For the nine months ended September 30, 2015, our net sales amounted to $37,641,000, an increase of $7,434,000, or 25%, from $30,207,000 in the same period last year. Overall, sales to open market customers increased significantly, while sales to carrier customers declined. The most significant sales growth was in Mexico, where sales to open market customers increased $7,687,000, from $2,219,000 to $9,906,000. Sales to U.S.-based, non-carrier Latin American distributors rose by $3,046,000 and sales to U.S. customers increased by $2,224,000. These increases were partially offset by a decrease of $3,659,000 in sales to customers in Central America, the elimination of private label sales to customers in EMEA (which amounted to $1,388,000 in 2014), and a decrease of $438,000 in sales to customers in South America.

In terms of units, we shipped approximately 1,113,000 units in the first nine months of 2015, a decrease of 16% compared to the comparable period of 2014. However, our average unit selling price increased by 48%, from $22.81 to $33.66, the result of a shift in product mix to a higher volume of higher-priced phones.

Gross Profit and Gross Margin

For the nine months ended September 30, 2015, our gross profit amounted to $6,163,000, an increase of $866,000, or 16%, from $5,297,000 in the same period of the prior year. Our gross profit margin for the nine months ended September 30, 2015 declined to 16.4% of net sales from 17.5% in the same period last year. The reduced profitability was primarily the result of a combination of factors, including extremely low margins on sales to carrier customers during the second quarter of 2015, reduced pricing and low margins on sales to move certain slow moving models to make way for newer LTE models, and pricing pressure on sales to Mexico customers as a consequence of peso devaluation.

Operating Expenses

For the nine months ended September 30, 2015, total operating expenses amounted to $6,185,000, an increase of $356,000, or 6%, compared to $5,829,000 in the same period last year. Selling, general and administrative expenses of $6,185,000 for the nine months ended September 30, 2015 increased $865,000 compared to $5,320,000 in the prior year period. The increase reflects higher levels of marketing spending in support of customers, particularly in Mexico, as well as increased wages and insurance expenses. The closure of our China design team by the end of 2014 resulted in the absence of R&D expenses in 2015, compared to expenses of $509,000 in the nine months ended September 30, 2014.

Other Income (Expense)

Other income (expense) is comprised of interest expense related to borrowings against our bank line of credit and interest bearing vendor credit which amounted to $259,000 and $51,000 in the nine months ended September 30, 2015 and 2014, respectively. In addition, other income of $117,000 in the nine months ended September 30, 2014 consisted primarily of an insurance settlement from a cargo theft in Mexico, without any comparable event in 2015.

Provision for Income Taxes

Because of our prior operating losses, our tax provisions for the nine months ended September 30, 2015 and 2014 were nominal.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies, most importantly the Mexican peso, to the U.S. dollar affect our financial results and financial position. With the exception of Mexico, all other sales are denominated in U.S. dollars. We do not use financial hedging instruments to limit specific currency risks. The strength of the U.S. dollar versus the peso has resulted in assets and liabilities denominated in pesos at our Mexican subsidiary being translated into less dollars in our consolidated financial statements. During the year ended December 31, 2014, the dollar appreciated 13.0% against the peso and appreciated an additional 15.9% in the nine months ended September 30, 2015. For the three and nine months ended September 30, 2015, we recorded a foreign currency loss of $545,000 and $834,000, respectively, in our Consolidated Statement of Comprehensive Loss, and the balance in our accumulated other comprehensive loss account on our Consolidated Balance Sheet at September 30, 2015 was $1,560,000.

Foreign currency fluctuations often drive operational responses that mitigate the simple mechanical translation of earnings. During periods of sustained movements in currency, the marketplace and competition adjust to the changing rates. For example, when pricing our products to the marketplace, we may use some of the advantage from a weakening U.S. dollar to improve our position competitively, and price more aggressively to win the business, essentially passing on a portion of the currency advantage to our customers. Competition will frequently take the same action. Conversely, when the U.S. dollar is stronger, as it currently is, we try to raise prices to mitigate the currency impact, but this may not always be possible in the marketplace and our competitors may not always act in the same way.

Liquidity and Capital Resources

For a number of years prior to March 2014, we relied upon our existing cash reserves to fund our business. During that time, we did not have a bank line of credit and our major manufacturing suppliers did not provide us with any vendor credit; we typically were required to pay 15% deposits at the time we placed an order and the 85% balance prior to shipment.

In the first quarter of 2014, there were two significant events that affected our liquidity. First, two of our primary product vendors agreed to provide us with vendor credit for the 85% balance payment with 60-day payment terms, provided that we reimburse them for the cost of credit insurance and pay a finance charge. In addition, on March 27, 2014, we entered into a Loan and Security Agreement with a bank for a $2 million revolving line of credit, subject to availability based upon domestic and foreign eligible accounts receivable multiplied by an advance rate of 80% and 70%, respectively. On December 5, 2014, our bank line of credit was expanded to $4 million and our major vendors have expanded the amount of credit they offer to us. On August 4, 2015, our bank line of credit was further expanded to $7 million and the maturity was extended to September 27, 2017. At our current level of business, we believe that these resources, combined with our existing working capital, will adequately fund our operations through 2016.

In the nine months ended September 30, 2015, our cash balances increased by $596,000 compared to December 31, 2014. We generated $4.2 million in cash from operations, comprised of $5.4 million from reduced accounts receivable and $0.5 million from reduced prepaid assets, partially offset by a $1.0 million increase in inventories and $0.2 million in the net loss adjusted for non-cash items and reduction in other working capital items. During the nine months of 2015, we also used $2.7 million to pay off all outstanding bank debt and purchased $0.1 million of fixed assets to equip our new distribution center in Miami.

As of September 30, 2015, we had $2.1 million of cash and cash equivalents, $14.9 million of net working capital and no funded debt.

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

Interest Rates

We are exposed to market risk from changes in interest rates on balances outstanding under our bank line of credit. At September 30, 2015, however, we had no amounts outstanding under the line.

We are also exposed to market risk from changes in interest rates on balances owed to certain of our manufacturing vendors. At September 30, 2015, we owed $3.9 million to these vendors which could be affected by changes in short-term interest rates. The interest rates at September 30, 2015 ranged from 3% to 6%, were negotiated individually with each vendor and were not tied to any particular index. For every 1% increase in the negotiated rate, our interest expense would increase by $39,000, assuming the same $3.9 million remained outstanding for the entire year.

Foreign Exchange and Other Risks

All of our sales transactions are denominated in U.S. dollars with the exception of sales to certain customers in Mexico, which are priced in pesos. At September 30, 2015 and December 31, 2014, foreign currency cash accounts in Mexican pesos amounted to $435,000 and $20,000, respectively. Also, at September 30, 2015 and December 31, 2014, accounts receivable denominated in Mexican pesos amounted to $3,973,000 and $3,622,000, respectively. Product costs and the majority of our operating expenses are denominated in U.S. dollars. However, lease expenses and certain other immaterial operating costs of our China quality control team are denominated in Chinese Yuan Renminbi, and payroll and operating expenses of our employees in Mexico are denominated in Mexican pesos.

Foreign currency risks are associated with our cash, receivables, payroll and payables denominated in foreign currencies. Fluctuations in exchange rates can result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income (expense) in our consolidated statements of operations. For the nine month periods ended September 30, 2015 and 2014, foreign exchange losses included in other income (expense) were nominal. Although foreign currency fluctuations did not have a material impact on our net income during the nine months ended September 30, 2015 and 2014, our foreign exchange translation loss from our Mexican subsidiary for the first nine months of 2015 was $834,000 and the translation loss for the full year 2014 was $708,000, which resulted in a comprehensive loss for the year.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our third quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our three largest customers in the three months ended September 30, 2015 represented 19%, 18% and 12%, respectively, of our net sales during that period, and 19%, 29% and 7%, respectively, of our accounts receivable at September 30, 2015. The markets we serve and are targeting for future business are subject to significant price competition and other competitive pressures, and our current customers are not contractually obligated to purchase products from us. For these and other reasons, our customers may seek to obtain products or services from us at lower prices than we have been able to charge in the past, and they could terminate our relationship or reduce their purchases from us in favor of lower-priced or other alternatives. In addition, we have experienced losses of certain customers through industry or vendor consolidation, a trend that may increase in our markets and in the ordinary course of business. The further loss of any of our principal customers, the default by these customers on the amounts they owe us, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity.

We reported a net loss for the nine months ended September 30, 2015, we were only marginally profitable in the full year 2014 and had a comprehensive loss for the nine months ended September 30, 2015 and 2014 due to foreign currency translation losses, and we experienced net losses for many years prior to that. If we are unable to achieve sustained profitability, our business may not be financially viable.

For the nine months ended September 30, 2015, we reported a net loss of $284,000 and a comprehensive loss of $1,118,000. For the full year ended December 31, 2014, we reported net income of $261,000 and a comprehensive loss of $447,000. Prior to that, we reported seven consecutive loss years with an aggregate net loss of $22.7 million. As of September 30, 2015, our cash balance was $2.1 million, and we had net working capital of $14.9 million and no outstanding funded debt. While our results in the fourth quarter of 2014 and the first quarter of 2015 were strong in relation to previous quarters and our business plan includes a number of objectives to regain and maintain profitability, if we do not succeed in these objectives, our business may not be sustainable in the future.

Risks Related To Our Common Stock

The market for our common stock is volatile and our stock price could decline.

An active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of our shares. The stock market in general, including the market for telecommunications-related stocks in particular, has been volatile. Our stock, for example, has had both a volatile trading volume and share price over the last 2 years. The closing price of our common stock has fluctuated between $1.05 and $4.69 from January 1, 2014 through November 3, 2015. Trading volume and the market price of our common stock has been and is likely to remain volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial loss on their investment.

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Second Amendment to Loan and Security Agreement dated as of May 26, 2015 between Silicon Valley Bank and InfoSonics Corporation (incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K, filed on May 28, 2015).

10.2	Third Amendment to Loan and Security Agreement dated as of August 4, 2015 between Silicon Valley Bank and InfoSonics Corporation (incorporated by reference to Exhibit 10.17 of the Company’s Current Report on Form 8-K, filed on August 5, 2015).

10.3	InfoSonics Corporation 2015 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 28, 2015).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfoSonics Corporation

Date: November 6, 2015	By:	/s/ JOSEPH RAM
Joseph Ram
President and Chief Executive Officer

Date: November 6, 2015	By:	/s/ VERNON A. LOFORTI
Vernon A. LoForti
Vice President and Chief Financial Officer