Form 10-K
period 2015-12-31
INFOSONICS Corp
filed 2016-03-11
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $27,069,610. This calculation is based upon the closing price of $2.66 of the stock on June 30, 2015. Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of March 10, 2016, there were 14,388,728 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Company’s 2016 Annual Meeting of Stockholders expected to be held on June 13, 2016.

InfoSonics Corporation

Form 10-K for the Year Ended December 31, 2015

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

Company Overview

We are a provider of wireless handsets (which may be referred to herein as “phones”, “cell phones”, “mobile phones”, “feature phones” and “smartphones”), tablets and accessories to carriers and distributors in Latin America and the United States. We define, source and sell our proprietary line of products under the verykool® brand, with the goal to provide the market with products that are unique, handsomely designed, feature rich and provide exceptional “value” for the consumer. Our verykool® products include a wide range of GSM feature phones and Android-based smartphones.

Our corporate headquarters are in San Diego, California. We have wholly owned subsidiaries in Mexico, Central America and South America, which conduct some of our business activities in their respective regions, as well as subsidiaries in Hong Kong and China where we source our verykool® products, oversee production at manufacturers, conduct quality control and monitor third party logistics and warehousing for shipment to our customers. We also have sales representatives, field engineers and marketing resources located throughout Latin America, our principal market.

Prior to 2012, the majority of our business was derived from the distribution of wireless handsets supplied by major manufacturers, primarily Samsung. However, this business was concluded on March 31, 2012 with the termination of our Samsung distribution agreement. Since then, our business has been centered on our verykool® product line. In April 2010, in order to better control our product roadmap, we established an in-house design center in China where we designed a number of phones in our product portfolio. During 2014, we closed the design center and now work solely with independent design houses and original design manufacturers (“ODMs”).

We incorporated under the laws of the State of California on February 7, 1994, under the name InfoSonics Corporation. On September 11, 2003, we reincorporated under the same name under the laws of and into the State of Maryland.

Global Wireless Industry

Today’s wireless handsets can be segmented into two primary categories: feature phones and smartphones. The distinguishing characteristics of smartphones are that they are built on a mobile operating system and are generally more sophisticated, have higher computing power and are more expensive than feature phones. Rapid technological developments within the wireless telecommunications industry have allowed wireless subscribers to talk, send and receive text messages, send and receive e-mails, capture and transmit digital images, send and receive multimedia messages, play games, listen to music, watch visual content, run application programs and browse the Internet using all-in-one wireless handsets. Wireless handsets, accessories and services also are being used around the world to provide remote monitoring, point-of-sale transaction processing, inter-device communications, local area networks, location monitoring, sales force automation, and customer relationship management. While current demand for some of these more advanced services and features is not as strong in certain of the price-sensitive foreign markets we serve, the cost of producing smartphones continues to decline and we believe demand will continue to increase in these types of markets in the future as smartphones become more affordable and consumers upgrade from existing feature phones.

According to International Data Corporation (“IDC”), worldwide shipments of smartphones during 2015 increased by 10.1% to an estimated 1.433 billion devices compared to 1.301 billion units in 2014. This represented a continued slowing of growth from 27.6% in 2014. Mature markets have become increasingly dependent on replacement purchases, and although first-time buyers provide momentum in emerging markets, the focus there has shifted toward low-cost devices. IDC also estimates that 2015 shipments of Android-based smartphones reached 1.161 billion devices and represented 81.2% of the total smartphone market. It estimates that Android will hold a dominant share of the smartphone operating system space for the foreseeable future.

Our Business and Strategy

The worldwide market for wireless handsets and tablets is extremely competitive. It is characterized by a large number of providers, often with very similar products, that ultimately compete on price at very thin margins. The capabilities and features of the phones are primarily a function of the chipset manufacturers, and it is difficult to achieve differentiation. Despite this, we still believe differentiation is possible through a combination of factors, including (1) a consistent, attractive industrial design, (2) a compelling combination of hardware and software features, (3) a quality product with low failure rate, and (4) an attractive price point, which together provide exceptional “value” to the consumer and which we hope will set our phones apart from the competition.

Our strategy includes the following elements:

•	Consistent introduction of new models to our verykool® portfolio to keep it refreshed and attractive to customers.

•	Maintenance of a broad selection of smartphones across various price points in response to the affordability and popularity of smartphones in worldwide markets. In addition, we will add more big-screen phones to fill the elevated consumer appetite for such devices.

•	Expansion of our retail sales channel throughout Latin America, building upon our success in Mexico.

•	Expansion of our on-line retail sales channel in the United States.

•	Increase our presence in social media and other selected outlets to promote greater brand awareness of verykool®.

•	Expansion of our design partnerships and other relationships to enhance our design capabilities and product offerings.

Smartphones vs. Feature Phones.

Technological advances and affordability in smartphones, including the pervasiveness of the open source Android operating system, are driving the global wireless industry. The popularity of smartphones is gaining dramatically in developed countries with broader-based consumer purchasing power. However, in certain geographic regions, including Latin America, the market is extremely price sensitive and the current price points of traditional smartphones are beyond the reach of most consumers. With increasing volumes and lower production costs for smartphones, we intend to expand our portfolio of affordable smartphones. We will also continue to provide low-end feature phones, but have substantially replaced more expensive feature phones with entry-level smartphones.

Channel Expansion.

In the coming year we plan to focus additional resources to capitalize on our success in the retail sales channel in Mexico and expand our customer base in the retail channel in other Latin American countries. In addition, we will also continue our efforts to expand our U.S. presence through a focus on the on-line retail channel. We believe there are many opportunities for us in the U.S. market driven by the shift in the market to unlocked phones and prepaid, no-contract and BYOD (Bring Your Own Device) wireless plans.

Increased Branding Efforts.

Although the verykool® brand name is fairly well known in our traditional Latin America markets, it is not so well known in the United States. In 2016 and the years ahead, we plan to continue to build and leverage the brand equity we have built in Latin America to increase awareness in the U.S. through social media and other marketing strategies.

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

Customers

Our current Latin American customers include carriers, distributors and resellers. In the United States, our customers include distributors who primarily supply regional carriers. We sell our products pursuant to customer purchase orders and ship products by common carrier based on customer-specified delivery dates. During 2015, we sold products to approximately 60 customers. Our three largest customers in 2015 represented 18%, 15% and 10% of our net sales, respectively. Our largest customer was an open market distributor and our second and third largest customers were big box retailers.

Purchasing and Suppliers

We have established key relationships with a number of independent design houses and ODMs in China who design and manufacture wireless handsets to our specifications or based upon their own criteria. In 2015, we purchased products from 21 manufacturers, the top three representing 16%, 15% and 12%, respectively, of our cost of sales.

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

Sales and Marketing

We believe that direct selling and one-on-one relationships, as well as in-depth product and competitive landscape knowledge, are important factors in the marketing of the products we sell. Accordingly, in our business-to-business environment, we promote relationship building and maintenance through personal customer contact by our in-country sales and marketing professionals. Additionally, in order to promote our verykool® brand, we advertise in certain of the geographies where we do business in industry publications, both print and online, on billboards and by attending industry trade shows. Further, we may participate in co-op advertising sponsored by our customers in other forms of media. During 2016, we plan to further increase our branding efforts in the U.S. through the use of social media and other marketing strategies.

As of December 31, 2015, we employed or contracted with 16 sales, marketing and merchandizing professionals who are assigned specific geographic territories, most of whom reside in-country. Each salesperson is generally compensated with a base salary or retainer plus a commission or bonus based on sales in his or her territory.

Research and Development

In previous years we maintained an in-house design team in China to develop certain of our products, including our ruggedized line of xTreme products. However, during 2013, we reduced the size of the team and in 2014, we reduced it further and then fully phased it out. R&D expenses for the years ended December 31, 2014 and 2013 were $588,000 and $1,336,000, respectively. There were no R&D expenses in 2015.

Financial and Other Information about Our Business

Other information, including financial, customer, competitive and geographic information is incorporated by reference herein from Items 1A, 7 and 7A hereof and Note 11 to our Consolidated Audited Financial Statements.

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

Employees

As of December 31, 2015, we had 52 employees and contractors. Of these employees and contractors, 2 were in executive management positions, 16 were engaged in sales and marketing, 3 were in service operations, 6 were in finance and administration, and 25 were in product development, logistics and field engineering. From time to time, we utilize temporary employees to perform warehouse functions. Our employees and contractors are not covered by a collective bargaining agreement. We believe that our relations with our employees and contractors are good.

Available Information

Our website at www.infosonics.com provides a link to the Securities and Exchange Commission’s website where our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports (as well as exhibits and supplementary schedules) filed with or furnished to the SEC can be accessed free of charge. Our website also provides links to the charters for our Audit, Compensation and Nominating & Governance Committees as well as our Codes of Business Conduct and of Ethics, which can be accessed free of charge at http://www.infosonics.com/index.php/investors/corporate-governance.

Item 1A.	Risk Factors

Risks Relating to Our Business

The loss or reduction in orders from principal customers, a reduction in prices we are able to charge these customers, or default by these customers on accounts receivable, would have a negative impact upon our business and financial results.

Our three largest customers for the year ended December 31, 2015, represented 18%, 15% and 10% of our net sales, respectively. The markets we serve and are targeting for future business are subject to significant price competition and other competitive pressures, and our current customers are not contractually obligated to purchase products from us. For these and other reasons, customers may seek to obtain products or services from us at lower prices than we have been able to charge in the past, and they could terminate our relationship or reduce their purchases from us in favor of lower-priced alternatives. In addition, we have experienced losses of certain customers through industry consolidation, a trend that may increase in our markets, and in the ordinary course of business. The further loss of any of our principal customers, the default by customers on the amounts they owe us, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers, could have an adverse effect on our business, financial condition, results of operations and liquidity.

Although we were marginally profitable in 2014, we had a loss in 2015 and experienced net losses for many years prior to 2014. If we are unable to achieve sustained profitability, our business may not be financially viable.

For the year ended December 31, 2015, we reported a net loss of $1.2 million. For the year ended December 31, 2014, we reported net income of $261,000 and a comprehensive loss of $447,000. Prior to that, we reported seven consecutive loss years with an aggregate net loss of $22.7 million. As of December 31, 2015, our cash balance was $2.6 million, we had net working capital of $14.0 million and no outstanding debt. While our 2016 business plan includes objectives to achieve profitability, if we do not succeed in these objectives, our business might continue to experience losses and may not be sustainable in the future.

We may not succeed in our development, introduction and establishment of proprietary products in our markets.

The development, introduction and establishment of new products in our proprietary verykool® line requires a significant investment in product development, sourcing, manufacturing and marketing. In addition, our new products may not be well received by our customers or end-users. Further, failure to adequately carry out our product marketing, sales and delivery strategy or otherwise be successful in promoting our verykool® brand may result in inventory obsolescence, including inventory which we have built in anticipation of market acceptance of our products. If any of these events occur, our financial condition and operating results would be negatively impacted.

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

Our operating performance may cause our stock price to fluctuate. Between January 1, 2015 and March 7, 2016, our stock price has fluctuated between $1.05 and $3.25 per share, and we anticipate that significant volatility in our stock price will continue for the foreseeable future.

We may not have sufficient capital to grow our business.

We currently have a $7 million bank line of credit, with no outstanding borrowings at December 31, 2015. While we believe that this, together with our current working capital, may adequately fund our operations for the foreseeable future, the lack of financing or other available capital could impede the future growth of our business.

We face many risks relating to intellectual property rights.

Our business will be harmed if we or our manufacturers are found to have infringed intellectual property rights of third parties, or if our intellectual property protection is inadequate to protect proprietary rights used in our verykool® product line.

Although all our proprietary verykool® smartphones utilize open source Android operating systems, they are comprised of complex technology, and we may be subject to or impacted by litigation regarding intellectual property rights. Third parties in the past have asserted and may in the future assert intellectual property infringement claims against us and against our manufacturers. Defending claims may be expensive and divert the time and efforts of our management and employees. Increasingly, third parties have sought broad injunctive relief in our industry, which could ultimately limit our ability to sell our verykool® products. If litigation arises and we do not succeed in such litigation, we could be required to expend significant resources to pay damages, develop non-infringing intellectual property or to obtain licenses to the intellectual property that is the subject of such litigation. However, we cannot be certain that any such licenses, if available at all, will be available to us on commercially reasonable terms. In some cases, we might be forced to stop delivering certain or all of our verykool® products if we or our manufacturers are subject to a final injunction or other restrictions.

Typically, our manufacturers are unwilling to provide us with intellectual property indemnities for infringement of third-party intellectual property rights. Any manufacturer’s indemnity we are able to obtain may not cover any or all damages and losses suffered by us due to a potentially infringing verykool® product, and a manufacturer may not choose to accept a license or to modify or replace its products with non-infringing products, which would otherwise mitigate such damages and losses. Further, we may not be able to participate in intellectual property litigation involving a manufacturer or influence any ultimate outcome that may adversely impact products or our sales, such as an injunction or other restrictions relating to our verykool® products.

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

The majority of our revenues during the year ended December 31, 2015 were, and for the near future will likely continue to be, generated outside of the United States, in countries that may have volatile currencies or other risks.

The vast majority of our sales activities are conducted in territories and countries outside of the United States, primarily in Latin America. The majority of our sales transactions in Latin America are denominated in U.S. Dollars and therefore may be impacted by changes in the strength of the U.S. Dollar relative to the foreign economies where we conduct business. Sales transactions in Mexico are denominated in the Mexican Peso, which has been a very volatile currency in relation to the U.S. Dollar and resulted in a $1.6 million accumulated other comprehensive loss on our balance sheet at December 31, 2015. Further, the fact that we sell all of our products into, and have developed and manufactured products in, a number of territories and countries other than the United States exposes us to, among other things, increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater and more unpredictable inflationary and currency pressures, labor risks and shipping delays. Changes may occur in social, political, regulatory (including tax) and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products. United States laws and regulations relating to investment and trade in foreign countries could also change to our detriment. We are particularly exposed to the fact that all our manufacturing sources are in China, which may change its own policies on business and foreign investment in companies there. Any of these factors could have material adverse effects on our business and operations. Also, although we purchase and sell products primarily in U.S. Dollars and do not engage in significant exchange swaps, futures or options contracts or other hedging techniques, fluctuations in currency exchange rates could reduce demand for products sold in U.S. Dollars. We cannot predict the effect that future exchange rate fluctuations will have on our operating results or financial position. We may in the future engage in currency hedging transactions, which could result in our incurring significant additional financial risks, including increased costs and losses resulting from these transactions.

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

We offer open account terms to certain of our customers, both large and small, which may subject us to credit risks, particularly to the extent that our receivables represent sales to a limited number of customers or are concentrated in particular geographic markets. A substantial default by a major customer, or multiple customers, could have a material adverse effect on our financial position, cash flow and results of operations.

We rely on our information technology systems to function efficiently, without interruptions, and if they do not, customer relationships could be harmed.

We are dependent upon our information systems to manage our business and to be responsive to our customers’ needs. These systems may experience interruptions, including interruptions of related services from third-party providers which may be beyond our control. Such business interruptions could cause us to fail to meet customer requirements and could result in the loss of business relationships. All information technology systems, both internal and external, are potentially vulnerable to damage or interruption from a variety of sources, including, without limitation, computer viruses and malware, security breaches, energy blackouts, natural disasters, terrorism, war and telecommunication failures, as well as third-party provider failures. We have implemented various measures to manage our risks related to system and network disruptions, but a systems failure or security breach or other problem with our information technology systems could negatively impact our operations and financial results.

We face risks related to our dependence on third parties to manufacture our products, including our proprietary verykool® products.

Our third party manufacturers typically provide limited or no warranties on their products. We generally pass through any warranties received from our manufacturers to our customers, and in absence of such warranties, we are solely responsible for the products. If a product we source from a manufacturer has delivery, quality or performance problems, our ability to provide satisfactory products to our customers could be disrupted (including, for example, during and after Chinese New Year) and our reputation could be impaired. We also may be unable to sell these products before payment is due to our manufacturers or at prices above our cost. Any of these risks could have a negative impact on our business and operations.

The wireless handset industry is intensely competitive and we may not be able to continue to compete against well-established competitors with greater resources.

We compete for sales of wireless handsets and accessories with numerous well-established manufacturers, carriers and distributors, sometimes including our own suppliers and customers. Many of our competitors possess greater financial and other resources than we do and may market similar products or services directly to our customers or potential customers. Sourcing and distribution of wireless handsets and accessories has generally had low barriers to entry. As a result, additional competitors may choose to enter our industry in the future. The markets for wireless handsets and accessories are characterized by intense price competition and significant price erosion over the life of a product. Many of our competitors have the financial resources to withstand substantial price competition and to implement extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter into new markets or introduce new products. Our ability to continue to compete successfully will depend largely on our ability to maintain our current industry relationships, with both manufacturers and carrier customers, as well as differentiate our verykool® branded products from the competition. We may not be successful in anticipating and responding to competitive factors affecting our industry or these relationships, including introduction of new products, changes in consumer preferences, demographic trends, new or changing outsourcing requirements, the entry of additional well-capitalized competitors, international, national, regional and local economic conditions, and competitors’ discount pricing and promotion strategies. As wireless telecommunications markets continue to mature, and as we seek to enter into new markets and offer new products, the competition that we face may change and grow more intense.

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

An active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of our shares. The stock market in general, including the market for telecommunications-related stocks in particular, has been volatile. Our stock, for example, has had both a volatile trading volume and share price over the last 15 months. The closing price of our common stock has fluctuated between $1.05 and $3.25 from January 1, 2015 through March 7, 2016. Trading volume and the market price of our common stock has been and is likely to remain volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial loss on their investment.

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

We have raised and may in the future raise additional capital through one or more public offerings, private placements or other financings involving our securities. In May 2015, we filed a shelf registration statement on Form S-3 that could allow us to issue various types of equity securities, from time to time, up to potentially an aggregate amount of $25 million. In addition, we have made or may make stock option and other equity incentive grants. As a result of these financings or grants, ownership interests in us may be diluted, potentially substantially.

Our largest stockholder may have strategic interests that differ from those of our other stockholders, and can significantly influence important corporate matters.

As of March 10, 2016, our Chief Executive Officer, Joseph Ram, beneficially owned approximately 29% of our outstanding common stock. As a result, Mr. Ram may be able to significantly influence corporate actions relating to:

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

Our corporate headquarters office is located in San Diego, California. Our verykool® quality control center is located in Shenzhen, China, close to our design partners and manufacturers. Our distribution center is located in Miami, Florida. All of these facilities are occupied pursuant to operating leases. The table below summarizes information concerning those leases, but does not include local sales tax, VAT tax or common area maintenance charges where applicable:

	Aggregate Square Footage	Approximate Monthly Rent	Lease term
San Diego, California	7,700	$16,000	Oct 2012 to Sep 2017
Shenzhen, China	1,855	$4,000	Dec 2014 to Dec 2016
Miami, Florida	14,384	$12,000	Apr 2015 to May 2020

We believe that these facilities are adequate for our current requirements and that suitable alternative or additional space will be available as needed for alternative space or to accommodate future expansion of our operations.

Item 3.	Legal Proceedings.

Blue Spike Litigation

On October 8, 2013, Blue Spike, LLC (“Blue Spike”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that certain of our products infringe claims of U.S. Patent No. 5,745,569. Blue Spike is seeking recovery of unspecified monetary damages. On February 10, 2014 we filed an answer with the Court stating that we do not infringe and setting forth multiple defenses. A scheduling conference was held on July 31, 2015 and a Markman Hearing was held on February 10, 2016. Trial is scheduled for January 23, 2017. On November 19, 2015, Blue Spike filed an additional patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that certain of our products infringe claims of U.S. Patent No. 8,930,719. The Company was served with this lawsuit on February 12, 2016, and it is expected that the two lawsuits will be consolidated into one by the Court. We do not believe we infringe the Blue Spike patents and intend to defend ourselves vigorously. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to these lawsuits at this time.

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

Our Common Stock trades on The NASDAQ Capital Market under the symbol “IFON.” The following table sets forth, for the periods indicated, the high and low trading prices of our common stock as reported by The NASDAQ Stock Market:

2015	High	Low
First Quarter	$3.18	$1.11
Second Quarter	$3.17	$2.19
Third Quarter	$3.25	$1.12
Fourth Quarter	$2.12	$1.05

2014	High	Low
First Quarter	$4.69	$1.34
Second Quarter	$3.90	$1.75
Third Quarter	$3.84	$1.92
Fourth Quarter	$2.09	$1.06

As of March 7, 2016, the closing price of our common stock on The NASDAQ Capital Market was $1.66, and there were approximately 7 stockholders of record.

We have not paid any cash dividends and do not expect to pay any cash dividends in the foreseeable future.

The information regarding equity compensation plans is incorporated by reference into Item 12 of this Form 10-K, which incorporates by reference the information set forth in the Company’s Definitive Proxy Statement in connection with the 2016 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the 2015 fiscal year.

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

Overview and Recent Developments

We are a provider of wireless handsets (which may be referred to herein as “phones”, “cell phones”, “mobile phones”, “feature phones” or “smartphones”) and accessories to carriers, distributors and OEMs in Latin America and the United States. We define, source and sell our proprietary line of products under the verykool® brand (collectively referred to as verykool® products). verykool® products include a wide range of GSM feature phones and Android-based smartphones. We first introduced the verykool® brand in 2006, and have been working to gain brand identity and grow sales. Our phones are sourced from independent design houses and Original Design Manufacturers (“ODMs”).

In the coming year we plan to focus additional resources to capitalize on our success in the retail sales channel in Mexico and expand our customer base in the retail channel in other countries in Latin America. In addition, we will continue our efforts to expand our U.S. presence through a focus on the on-line retail channel. We believe there are many opportunities for us in the U.S. market driven by the shift in the market to unlocked phones and prepaid, no-contract and BYOD (Bring Your Own Device) wireless plans.

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

Critical Accounting Policies and Estimates

Critical accounting policies are those policies that, in management’s view, are most important in the portrayal of our financial condition and results of operations. The notes to our Consolidated Audited Financial Statements also include disclosure of significant accounting policies. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the condition and results that we report in our financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain. Our critical accounting policies and estimates and assumptions that require the most significant judgment are discussed further below.

Revenue Recognition and Allowance for Returns

Revenues for wireless handset and accessory sales are recognized when (i) shipment of the products to customers has occurred and title has passed, (ii) collection of the outstanding receivables is probable and (iii) the final price of the products is determined, which occurs at the time of shipment or delivery, depending on terms of sale. Sales are recorded net of discounts, rebates, cooperative marketing arrangements, returns and allowances. On select sales, we may agree to cooperative arrangements wherein we agree to fund future marketing programs related to the products purchased by the customer. Such arrangements are usually agreed to in advance. The amount of the co-op allowance is recorded as a reduction of the sale and added to accrued expenses as a current liability. Subsequent expenditures made pursuant to the arrangements reduce this liability. To the extent we incur costs in excess of the established cooperative fund, we recognize the amount as a selling or marketing expense. As part of the sales process, we may perform certain value-added services such as programming, software loading and quality assurance testing. These value-added services are considered an ancillary component of the sales process and amounts attributable to these processes are included in the unit cost to the customer. Furthermore, these value-added services are related to services prior to the shipment of the products, and no value-added services are provided after delivery of the products. We recognize as a reserve against the related receivables estimates for product returns based on historical experience and other judgmental factors, evaluate these estimates on an ongoing basis and adjust our estimates each period based on actual product return activity. We recognize freight costs billed to our customers in sales and actual freight costs incurred as a component of cost of sales.

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

Results of Operations:

The following table sets forth certain items from our consolidated statements of operations and comprehensive loss as a percentage of net sales for the periods indicated:

	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	84.5%	82.9%	81.7%

Gross profit	15.5%	17.1%	18.3%

Operating expenses:
Selling, general and administrative	17.4%	15.3%	17.8%
Research and development	—	1.2%	3.5%

	17.4%	16.5%	21.3%

Operating income (loss)	-1.9%	0.6%	-3.0%
Other income (expense):
Interest income (expense), net	-0.7%	-0.3%	1.5%
Other income (expense), net	—	0.2%	0.0%

Income (loss) before income taxes	-2.6%	0.5%	-1.5%
Provision for income taxes	-0.0%	-0.0%	-0.1%

Net income (loss)	-2.6%	0.5%	-1.6%

We do not believe that inflation had a significant impact on our results of operations for the periods reported in our Consolidated Audited Financial Statements.

Year Ended December 31, 2015 Compared With Year Ended December 31, 2014

Net Sales

For the year ended December 31, 2015, our total net sales of $47.8 million declined by $311,000, or 0.7%, compared to net sales of $48.1 million in 2014. Sales declines during the year at carrier customers in both Central and South America were substantially replaced by expanded business with big box retailers in Mexico and other distributors throughout Latin America, as well as new carrier customers. There were no sales of private label products in 2015, which amounted to $1.6 million in 2014. On a volume basis, although shipments of 1.4 million units in 2015 declined 29% from 1.9 million units in 2014, our average selling price per unit increased 39% from $24.81 in 2014 to $34.39 in 2015. This reflects a product mix in 2015 which included a greater percentage of smartphones in the current year versus feature phones than in the prior year.

Cost of Sales, Gross Profit and Gross Margin

	For the Year Ended December 31,		Increase (Decrease)
	2015	2014
	(Dollar amounts in thousands)
Net sales	$47,833	$48,144	(0.7%)
Cost of sales	40,414	39,891	1.3%

Gross profit	$7,419	$8,253	(10.1%)

Gross margin	15.5%	17.1%	(9.4%)

For the year ended December 31, 2015, cost of sales was $40.4 million, 84.5% of net sales, and gross margin was 15.5%, compared to cost of sales of $39.9 million, 82.9% of net sales, and a 17.1% gross margin for the year ended December 31, 2014. In 2015, our gross profit amounted to $7.4 million, a decrease of 10.1% from $8.3 million in 2014. The reduction in gross profit and margin in 2015 were primarily the result of pricing pressure in Mexico and other Latin American countries which are struggling with depreciating currencies against the U.S. Dollar.

Operating Expenses and Operating Income (Loss)

For the year ended December 31, 2015, operating expenses of $8.3 million increased by $372,000, or 4.7%, from $8.0 million in 2014. Selling, general and administrative (“SG&A”) expenses increased by $960,000 and R&D spending decreased by $588,000. The increase in SG&A expenses in 2015 compared to 2014 was the result of a number of increased operational expenses, including marketing, personnel, insurance and other expenses. The decreased R&D expenses reflect the closure of our design team in China in 2014.

For the year ended December 31, 2015, we incurred an operating loss of $920,000 compared to operating income of $286,000 for the year ended December 31, 2014. The $1.2 million difference resulted from the $834,000 decrease in gross profit, combined with the $372,000 increase in operating expenses.

Other Income (Expense) and Interest Expense

For the year ended December 31, 2015, we had no other income items. In 2014, our other income of $115,000 consisted primarily of a gain on an insurance settlement. Interest expense related to interest bearing vendor credit lines and borrowings against our bank line of credit amounted to $320,000 and $126,000 for the years ended December 31, 2015 and 2014, respectively.

Net Income (Loss)

For the year ended December 31, 2015, our net loss was $1,243,000 after a tax provision of $3,000. For the year ended December 31, 2014, our net income was $261,000 after a tax provision of $14,000. Because of our prior operating losses and lack of carry-back ability, absent isolated events, our provision for income taxes are generally nominal.

Comprehensive Loss

For the years ended December 31, 2015 and 2014, foreign currency translation losses related to our subsidiary in Mexico amounted to $866,000 and $708,000, respectively. Consequently, we sustained comprehensive losses in 2015 and 2014 of $2,109,000 and $447,000, respectively.

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

Operating Expenses and Operating Income (Loss)

For the year ended December 31, 2014, operating expenses of $8.0 million decreased by $120,000, or 1.5%, from $8.1 million in 2013. SG&A expenses increased by $628,000 and R&D spending decreased by $748,000. The increase in SG&A expenses in 2014 compared to 2013 was the result of a number of increased operational expenses, including personnel and marketing, partially offset by decreases in other areas, including personnel costs in China as well as a bad debt recovery. The decreased R&D expenses reflect the gradual reduction and final closure of our design team in China at the end of 2014.

For the year ended December 31, 2014, we generated an operating profit of $286,000 compared to an operating loss of $1.1 million for the year ended December 31, 2013. The $1.4 million improvement resulted from the $1.3 million increase in gross profit, combined with the $120,000 reduction in operating expenses.

Interest Expense and Other Income (Expense)

For the year ended December 31, 2014, other income of $115,000 consisted primarily of a gain on an insurance settlement. Interest expense of $126,000 was comprised of interest expense related to vendor credit lines that are interest bearing and borrowings against our bank line of credit, which we established in 2014. For the year ended December 31, 2013, our other income of $582,000 consisted principally of $527,000 related to the legal defeasance of a previously recorded supplier obligation that had been included in accrued expenses on our balance sheet and $55,000 related to a forfeited customer deposit. Interest income, principally from a customer installment obligation, amounted to $17,000.

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

Comprehensive Loss

For the years ended December 31, 2014 and 2013, foreign currency translation losses related to our subsidiary in Mexico amounted to $708,000 and $5,000, respectively. Consequently, we sustained comprehensive losses in 2014 and 2013 of $447,000 and $602,000, respectively.

Financial Condition, Liquidity and Capital Resources

Historically, we have used cash from sale of products and equity and lines of credit (bank and vendor) to provide the capital needed to support our business. The primary drivers affecting our cash and liquidity are net income (losses) and working capital requirements. Capital equipment is not significant in our business, and at December 31, 2015, we did not have any material commitments for capital expenditures. Our largest working capital requirement is for accounts receivable, and, to a lesser extent, inventory (including prepaid inventory, which is a component of prepaid assets), as we continually strive to minimize inventory levels. We typically bill customers on an open account basis, subject to our credit qualification, with payment terms ranging between net 30 and net 90 days. Some of our larger carrier customers, however, often delay payments beyond the invoiced payment terms. If our net revenue increases, it is likely that our accounts receivable balance will also increase. The majority of our suppliers require a 15% deposit at the time we place a purchase order and then offer us 60 day terms on the balance due from the date of delivery. Under these arrangements, the financed balance bears interest at a stated rate and we also pay a small premium to reimburse them for the cost of credit insurance.

As of December 31, 2015, we had $2.6 million of cash and cash equivalents and $14.0 million of working capital compared to $1.5 million of cash and cash equivalents and $15.9 million of working capital as of December 31, 2014. As of December 31, 2015, we had no outstanding bank debt.

As of December 31, 2015, cash and cash equivalents consisted of cash on hand and in bank accounts.

Operating Activities

Net cash generated by operating activities for the year ended December 31, 2015 amounted to $4.9 million compared to $2.9 million used by operations for the year ended December 31, 2014. The $7.8 million change was due primarily to reduced trade accounts receivable in 2015 compared to 2014.

In 2015, we used $1.0 million of cash to fund our net loss, adjusted for non-cash items, but reductions in working capital requirements generated $5.9 million of cash. Working capital changes included a $6.4 million reduction in trade accounts receivable, reflecting a lower level of sales in the fourth quarter and 82 days of sales outstanding in receivables at December 31, 2015. Inventories increased $694,000 from the prior year, but prepaid expenses declined $753,000 due primarily to a reduction in inventory deposits. Other assets and other accounts receivable increased by an aggregate $124,000 and accounts payable and accrued expenses declined by an aggregate $434,000.

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

Investing Activities

Cash used to purchase property and equipment, including items needed to outfit our new distribution center in Miami, amounted to $111,000 in 2015. Capital expenditures, primarily tooling and molds for our proprietary verykool® products, amounted to $116,000 in 2014.

Financing Activities

In 2015, we borrowed $4.5 million against our bank line of credit, and repaid $7.2 million which resulted in a complete repayment of the $2.7 million outstanding at the end of 2014. In 2014, we borrowed $4.4 million against our then new bank line of credit, and repaid $1.7 million which resulted in $2.7 million outstanding at the end of the year. We also received $27,000 and $137,000 in 2015 and 2014, respectively, from the exercise of stock options.

We believe that our current cash resources and working capital, combined with our bank line of credit and vendor credit arrangements, will adequately fund our operations for the coming year. See Note 6 to our Consolidated Audited Financial Statements for additional information relating to our credit line.

Off-Balance Sheet Arrangements

At December 31, 2015, we did not have any off-balance sheet arrangements.

Contractual Obligations

We lease corporate and administrative office facilities and equipment under non-cancelable operating leases. Rent expense under these leases was approximately $393,000, $263,000 and $301,000 for the years ended December 31, 2015, 2014 and 2013, respectively. We also have a bank line of credit, which is shown on our balance sheet as a current liability at December 31, 2014. At December 31, 2015, we were in compliance with all our bank covenants, no amounts were drawn against the credit line and $7 million was available for borrowing under the credit line.

The following is a schedule of aggregate future minimum payments required by the above obligations (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating Lease Obligations	$1,100	$406	$467	$227	—

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rates

We are exposed to market risk from changes in interest rates on balances outstanding under our bank line of credit. Although we had no balance outstanding under the line at December 31, 2015, the interest rate on our line of credit is the prime rate plus 4.5% for borrowings against domestic receivables and 3.53% for foreign receivables.

We are also exposed to market risk from changes in interest rates on balances owed to certain of our manufacturing vendors. At December 31, 2015, we owed $3.8 million to these vendors which could be affected by changes in short-term interest rates. The interest rates range from 4% to 6%, are negotiated individually with each vendor and are not tied to any particular index. For every 1% increase in the negotiated rate, our interest expense would increase by $38,000, assuming the same $3.8 million remained outstanding for the entire year.

Foreign Exchange and Other Risks

At December 31, 2015 and 2014, foreign currency cash accounts in Mexican Pesos amounted to $1,414,000 and $20,000, respectively. Also at December 31, 2015 and 2014, accounts receivable denominated in Mexican Pesos amounted to $3,134,000 and $3,622,000, respectively. Mexico is the only country in which we price sales in a foreign currency. Product costs, and the majority of our operating expenses are denominated in U.S. Dollars.

However, lease expenses and certain other immaterial operating costs of our China quality control team are denominated in Chinese Yuan Renminbi, and payroll and operating expenses of our employees in Mexico are denominated in Mexican Pesos.

We translate the financial statements of our Mexican subsidiary from Pesos into U.S. Dollars at the end of each reporting period. Translation adjustments are Dollar changes that result from the translation process, and these adjustments are included in the cumulative translation account that is a component of other comprehensive income in stockholders’ equity on our balance sheet. As a result of the depreciation of the Peso against the Dollar over the last two years, our translation loss in 2015 and 2014 amounted to $866,000 and $708,000, respectively, and our accumulated other comprehensive loss balance at December 31, 2015 amounted to $1.6 million. This amount will stay in equity unless we sell or liquidate our Mexican subsidiary, at which time the accumulated balance would be reclassified to net income (loss). We have no intention to do so at the current time.

In addition to the Mexican Peso, many other Latin American currencies have depreciated against the U.S. Dollar over the last two years. Regarding the Mexican Peso, we continually monitor the exchange rate and make pricing adjustments when appropriate and tolerable by the market to offset the effect of rate fluctuations. However, this is not always possible and pricing pressure has decreased our gross margins, as it has in other countries where we price our products in U.S. Dollars.

As a result of our international sales, our future operating results could be adversely affected by a variety of factors, including changes in specific countries’ political, economic or regulatory conditions and trade protection measures, particularly China.

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is included below in “Item 15, Exhibits and Financial Statement Schedules” and incorporated by reference herein.

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

(ii) Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 as required by the Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth in the guidance for small and mid-size entities put forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to law, rules and regulations that permit us to provide only management’s report in this annual report.

(iii) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2015, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2016 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

We have adopted a Code of Ethics that applies to our President and Chief Executive Officer, Chief Financial Officer and Controller and a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. Copies of these codes are available on our website (http://www.infosonics.com/index.php/investors/corporate-governance) and are also available without charge upon written request directed to Investor Relations, InfoSonics Corporation, 3636 Nobel Drive, Suite 325, San Diego, California 92122.

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

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2016 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2016 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2016 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2016 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission no later than 120 days following the end of the fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents included elsewhere in this annual report on Form 10-K (see F-pages herein regarding financial statement information) are incorporated herein by reference and filed as part of this report:

(1) Financial statements:

The consolidated balance sheets as of December 31, 2015 and 2014, and the consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2015, 2014 and 2013, together with notes thereto.

(2) Financial statement schedule:

Schedule II – Valuation and Qualifying Accounts.

(3) Exhibit index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSONICS CORPORATION

March 11, 2016	By:	/s/ JOSEPH RAM
Joseph Ram, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Signature and Title:

March 11, 2016	/s/ JOSEPH RAM Joseph Ram, President and Chief Executive Officer and Director (Principal Executive Officer)

March 11, 2016	/s/ VERNON A. LOFORTI Vernon A. LoForti, Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

March 11, 2016	/s/ RANDALL P. MARX Randall P. Marx, Director

March 11, 2016	/s/ ROBERT S. PICOW Robert S. Picow, Director

March 11, 2016	/s/ KIRK A. WALDRON Kirk A. Waldron, Director

INFOSONICS CORPORATION

Consolidated Financial Statements

For the years ended December 31, 2015, 2014 and 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

InfoSonics Corporation

San Diego, California

We have audited the accompanying consolidated balance sheets of InfoSonics Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule of InfoSonics Corporation listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoSonics Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ SINGERLEWAK LLP

Irvine, California

March 11, 2016

INFOSONICS CORPORATION

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$2,647	$1,464
Trade accounts receivable, net of allowance for doubtful accounts of $95 and $95 as of December 31, 2015 and 2014, respectively	9,291	15,644
Other accounts receivable	96	70
Inventory	6,637	5,880
Prepaid assets	2,025	2,778

Total current assets	20,696	25,836
Property and equipment, net	156	137
Other assets	129	31

Total assets	$20,981	$26,004

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,398	$4,371
Accrued expenses	2,343	2,804
Line of credit borrowings	—	2,725

Total current liabilities	6,741	9,900

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized: no shares issued and outstanding	—	—
Common stock, $0.001 par value, 40,000 shares authorized: 14,389 and 14,358 shares issued and outstanding as of December 31, 2015 and 2014, respectively	14	14
Additional paid-in capital	32,859	32,614
Accumulated other comprehensive loss	(1,592)	(726)
Accumulated deficit	(17,041)	(15,798)

Total stockholders’ equity	14,240	16,104

Total liabilities and stockholders’ equity	$20,981	$26,004

Accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2015	2014	2013
Net sales	$47,833	$48,144	$37,895
Cost of sales	40,414	39,891	30,953

Gross profit	7,419	8,253	6,942

Operating expenses:
Selling, general and administrative	8,339	7,379	6,751
Research and development	—	588	1,336

	8,339	7,967	8,087

Operating income (loss)	(920)	286	(1,145)
Other income (expense):
Other income (expense), net	—	115	582
Interest income (expense), net	(320)	(126)	17

Income (loss) before provision for income taxes	(1,240)	275	(546)
Provision for income taxes	(3)	(14)	(51)

Net income (loss)	$(1,243)	$261	$(597)

Net income (loss) per share:
Basic	$(0.09)	$0.02	$(0.04)
Diluted	$(0.09)	$0.02	$(0.04)
Weighted-average number of common shares outstanding:
Basic	14,380	14,323	14,184
Diluted	14,380	14,789	14,184
Comprehensive loss:
Net income (loss)	$(1,243)	$261	$(597)
Foreign currency translation adjustments	(866)	(708)	(5)

Comprehensive loss	$(2,109)	$(447)	$(602)

Accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Amount				Total
Balance, December 31, 2012	14,184	$14	$32,282	$(15,462)	$(13)	$16,821
Stock-based compensation expense	—	—	109	—	—	109
Foreign currency translation	—	—	—	—	(5)	(5)
Net loss	—	—	—	(597)	—	(597)

Balance, December 31, 2013	14,184	14	32,391	(16,059)	(18)	16,328
Exercise of stock options	174	0	137	—	—	137
Stock-based compensation expense	—	—	86	—	—	86
Foreign currency translation	—	—	—	—	(708)	(708)
Net income	—	—	—	261	—	261

Balance, December 31, 2014	14,358	14	32,614	(15,798)	(726)	16,104
Exercise of stock options	31	0	27	—	—	27
Stock-based compensation expense	—	—	218	—	—	218
Foreign currency translation	—	—	—	—	(866)	(866)
Net loss	—	—	—	(1,243)	—	(1,243)

Balance, December 31, 2015	14,389	$14	$32,859	$(17,041)	$(1,592)	$14,240

Accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(1,243)	$261	$(597)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	92	146	263
Loss on disposal of fixed assets	—	33	49
Provision for (recovery of) bad debts	—	(65)	34
Provision for obsolete inventory	(63)	255	(194)
Stock-based compensation	218	86	109
(Increase) decrease in:
Trade accounts receivable	6,353	(3,723)	(1,643)
Other accounts receivable	(26)	93	(68)
Inventory	(694)	(3,668)	1,156
Prepaids	753	657	(1,914)
Other assets	(98)	148	50
Increase (decrease) in:
Accounts payable	27	3,210	(353)
Accrued expenses	(461)	(376)	(606)

Net cash provided by (used in) operating activities	4,858	(2,943)	(3,714)

Cash flows from investing activities:
Purchase of property and equipment	(111)	(116)	(145)
Decrease in restricted cash	—	—	1,003

Net cash provided by (used in) investing activities	(111)	(116)	858

Cash flows from financing activities:
Borrowings on line of credit	4,460	4,380	—
Repayments on line of credit	(7,185)	(1,655)	—
Cash received from exercise of stock options	27	137	—

Net cash provided by (used in) financing activities	(2,698)	2,862	—

Effect of exchange rate changes on cash	(866)	(708)	(5)

Net increase (decrease) in cash and cash equivalents	1,183	(905)	(2,861)
Cash and cash equivalents, beginning of year	1,464	2,369	5,230

Cash and cash equivalents, end of year	$2,647	$1,464	$2,369

Cash paid for interest	$350	$77	$—
Cash paid for income taxes	$—	$50	$—

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

NOTE 2—RESTRUCTURING AND R&D EXPENSE

In December 2012, the Company finalized a plan to reduce its workforce in China by 21 employees, or 20% of its worldwide workforce. The reductions, which were accomplished in the first quarter of 2013, were intended to eliminate headcount redundancies built up during multiple concurrent product developments and to restructure the China workforce with a shift toward more resources in the Company’s Shenzhen office and a lower concentration in Beijing. Severance costs, mandated by Chinese labor law, related to the terminated employees of $100,000 were recorded in the fourth quarter of 2012 as R&D expense. A second restructuring was affected in the second quarter of 2013 to further reduce headcount and consolidate the development team in a single location in Shenzhen. Total costs related to this restructuring amounted to approximately $192,000 including $134,000 in severance paid to terminated employees as well as legal fees and expenses related to abandonment of one incomplete development project. Over the course of 2014, the Company completed all of its internal development projects and gradually phased out its design team by the end of 2014. The Company had no R&D expense during 2015.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of InfoSonics and its wholly owned subsidiaries as listed in Note 1. All significant intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition and Allowance for Returns

Revenues for wireless handset and accessory sales are recognized when (i) shipment of the products to customers has occurred and title has passed, (ii) collection of the outstanding receivables are probable and (iii) the final price of the product is determined, which occurs at the time of shipment or delivery, depending on terms of sale. Sales are recorded net of discounts, rebates, cooperative marketing arrangements, returns and allowances. On select sales, the Company may agree to cooperative arrangements wherein the Company agrees to fund future marketing programs related to the products purchased by the customer. Such arrangements are usually agreed to in advance. The amount of the co-op allowance is recorded as a reduction of the sale and added to accrued expenses as a current liability. Subsequent expenditures made pursuant to the arrangements reduce this liability. To the extent the Company incurs costs in excess of the established cooperative fund, the Company recognizes the amount as a selling or marketing expense. As part of the sales process, the Company may perform certain value-added services such as programming, software loading and quality assurance testing. These value-added services are considered an ancillary component of the sales process and amounts attributable to these processes are included in the unit cost to the customer. Furthermore, these value-added services are related to services prior to the shipment of the products, and no value-added services are provided after delivery of the products. The Company recognizes as a reserve against the related receivables estimates for product returns based on historical experience and other judgmental factors, evaluates these estimates on an ongoing basis and adjusts its estimates each period based on actual product return activity. The Company recognizes freight costs billed to its customers in net sales and actual freight costs incurred as a component of cost of sales.

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

Comprehensive Income (Loss)

Comprehensive income (loss) as defined by U.S. generally accepted accounting principles (GAAP) includes all changes in equity (net assets) during a period from non-owner sources. The Company’s comprehensive loss includes foreign currency translation adjustments, which are excluded from net income (loss) and are reported as a separate component of stockholders’ equity as accumulated other comprehensive loss.

Cash and Cash Equivalents

For consolidated financial statement purposes, cash equivalents are defined as investments which have an original maturity of ninety days or less from the original date of purchase. Cash and cash equivalents consist of cash on hand and in banks. The Company maintains its cash and cash equivalents balances in banks that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation. As of December 31, 2015 and 2014, the Company maintained deposits totaling $2.2 million and $1.0 million, respectively, with certain financial institutions in excess of federally insured amounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Trade Accounts Receivable

The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. The Company evaluates the collectability of its accounts receivable on an ongoing basis. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. The allowance for doubtful accounts was $95,000 at both December 31, 2015 and 2014.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of wireless phones and wireless phone accessories. The Company writes down its inventory when it is estimated to be excess or obsolete. As of December 31, 2015 and 2014, the inventory was net of write-downs of $276,000 and $339,000, respectively. From time to time, the Company has prepaid inventory as a result of deposit payments for products which have not been received by the balance sheet date. As of December 31, 2015 and 2014, the prepaid inventory balances included in prepaid assets were $1,232,000 and $2,055,000, respectively.

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

Accounting for the Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Management determined that there was no impairment of long-lived assets during the years ended December 31, 2015, 2014 and 2013.

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

Advertising Expense

The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the years ended December 31, 2015, 2014 and 2013 was $992,000, $745,000 and $523,000, respectively.

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

The Company is subject to U.S. Federal income tax as well as to income tax of multiple state and foreign country jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2004 through 2015 tax years. State income tax returns are subject to examination for a period of three to four years after filing.

Earnings (Loss) Per Share

The Company computes basic earnings (loss) per share by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would be issued assuming exercise of outstanding stock options. In periods when a net loss is incurred, no additional shares are included in the computation of diluted loss per share because the effect of inclusion would be anti-dilutive.

Common shares from exercise of certain options are excluded from the computation of diluted earnings per share when their exercise prices are greater than the Company’s weighted-average stock price for the period. For the years ended December 31, 2015 and 2013, the number of such shares excluded was 20,000 and 756,000, respectively. No such shares were excluded for the year ended December 31, 2014. In addition, because their effect would have been anti-dilutive to the loss calculation, common shares from exercise of in-the-money options for the years ended December 31, 2015 and 2013 of 1,237,000 and 137,000, respectively, have also been excluded from the computation of net loss per share.

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

During the year ended December 31, 2015, the Company’s three largest suppliers accounted for 16%, 15% and 12%, respectively, of total cost of sales. During the year ended December 31, 2014, the Company’s three largest suppliers accounted for 38%, 14% and 12%, respectively, of total cost of sales. During the year ended December 31, 2013, the Company’s three largest suppliers accounted for 38%, 12% and 10%, respectively, of total cost of sales.

Concentrations of Credit Risk, Customers and Suppliers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable. We maintain our cash and cash equivalents with various high-credit-quality financial institutions located primarily in the United States. Currently, the Company’s cash balances are kept primarily in demand accounts at these banks, but the Company may periodically invest excess cash in certificates of deposit or money market accounts in order to maintain safety and liquidity. The Company’s investment strategy generally results in lower yields on investments but reduces the risk to principal in the short term prior to these funds being used in its business. The Company has not experienced any material losses on financial instruments held at financial institutions.

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

In each of 2015, 2014 and 2013, three customers represented 10% or more of the Company’s total net sales. The top three customers in 2015 accounted for 18%, 15% and 10%, respectively, of total net sales and represented 35%, 16% and 16% of accounts receivable, respectively, at December 31, 2015. The top three customers in 2014 accounted for 25%, 13% and 11%, respectively, of total net sales and represented 25%, 19% and 14% of accounts receivable, respectively, at December 31, 2014. During 2013, the top three customers accounted for 20%, 14% and 13%, respectively, of total net sales and represented 18%, 15% and 24% of accounts receivable, respectively, at December 31, 2013.

For its verykool® products, the Company contracts with a number of OEM suppliers, design houses and contract manufacturers. In 2015, the Company purchased products from 21 manufacturers, with the top three representing 16%, 15% and 12%, respectively, of cost of sales. Although each may supply a somewhat differentiated product or service, management believes any shortfalls from existing suppliers can be absorbed by other suppliers on comparable terms. However, there are no assurances this can be achieved, and a change in suppliers could cause a delay in product shipments and sales and adversely affect results.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use (“ROU”) asset for all leases. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. The new lease guidance also simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. ASU 2016-02 is effective for annual and interim reporting periods within those years beginning after December 15, 2018 and early adoption is permitted. This update should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

Other Accounting Standards Updates not effective until after December 31, 2015 are not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment are primarily located in the United States and China and consisted of the following as of the dates presented (in thousands):

	December 31,
	2015	2014
Machinery and Equipment	$322	$275
Tooling, Molds and Software	58	56
Furniture and Fixtures	164	102

	544	433
Less Accumulated Depreciation	388	296

Total	$156	$137

Depreciation expense was $92,000, $146,000 and $263,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

NOTE 5—FOREIGN EXCHANGE HEDGING FACILITY

On December 9, 2011, the Company entered into a Foreign Exchange Trading Master Agreement and a Pledge Agreement (collectively, the “Trading Agreement”) with HSBC Bank USA (“HSBC”). Under the terms of the Trading Agreement, the Company and HSBC could enter into spot and/or forward foreign exchange transactions and/or foreign currency options. The Company used these derivative instruments to manage the foreign currency risk associated with its trade accounts receivable that were denominated in foreign currencies, primarily the Mexican Peso. In order to secure its obligations under the Trading Agreement, the Company deposited $1 million into a restricted account pursuant to a related pledge agreement. In February 2013, the Company elected to terminate the facility due to its limited use and the restricted cash deposit was returned to the Company’s general cash reserves.

On January 14, 2016, the Company entered into an Agreement for Purchase and Sale of Foreign Securities (the “Agreement”) with Silicon Valley Bank (“SVB”). Under the Agreement, the Company and SVB can enter into foreign currency spot contracts, forward contracts, forward window contracts and options to manage the Company’s foreign currency risk.

NOTE 6—LINE OF CREDIT

On March 27, 2014, the Company entered into a Loan and Security Agreement and an attendant Intellectual Property Security Agreement (collectively the “Agreement”) with Silicon Valley Bank, pursuant to which the Company could borrow up to $2 million based upon both its domestic and foreign eligible accounts receivable multiplied by an advance rate of 80% and 70%, respectively, with eligibility determined in accordance with the Agreement (the “Credit Facility”). The Credit Facility is secured by substantially all of the Company’s assets. Borrowings under the Credit Facility bear interest based on the face amount of the financed receivables at the prime rate plus 4.5% for domestic receivables and 3.53% for foreign receivables. On August 4, 2015, the Credit Facility, which contains representations and warranties, affirmative, restrictive and financial covenants, and events of default which are customary for credit facilities of this type, was amended to increase the availability of borrowings under the Credit Facility to $7 million. At December 31, 2015, the Company was in compliance with all covenants, no amounts were drawn against the Credit Facility and $7 million was available for borrowing under the credit line. The maturity date of the Credit Facility is September 27, 2017.

NOTE 7—ACCRUED EXPENSES

As of December 31, 2015 and 2014, accrued expenses consisted of the following (in thousands):

	December 31, 2015	December 31, 2014
Accrued product costs	$465	$893
Accrued coop advertising	567	572
Accrued vacation pay	217	213
Income taxes payable	109	116
Other accruals	985	1,010

Total	$2,343	$2,804

NOTE 8—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate and administrative offices, R&D office and certain equipment under operating lease agreements which expire through September 2017. Certain of the agreements contain renewal options. Future minimum payments under these operating lease agreements at December 31, 2015 were $1,100,000. Rent expense was $393,000, $263,000 and $301,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Litigation

Blue Spike Litigation

On October 8, 2013, Blue Spike, LLC (“Blue Spike”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that certain of our products infringe claims of U.S. Patent No. 5,745,569. Blue Spike is seeking recovery of unspecified monetary damages. On February 10, 2014 we filed an answer with the Court stating that we do not infringe and setting forth multiple defenses. A scheduling conference was held on July 31, 2015 and a Markman Hearing was held on February 10, 2016. Trial is scheduled for January 23, 2017. On November 19, 2015, Blue Spike filed an additional patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that certain of our products infringe claims of U.S. Patent No. 8,930,719. The Company was served with this lawsuit on February 12, 2016, and it is expected that the two lawsuits will be consolidated into one by the Court. We do not believe we infringe the Blue Spike patents and intend to defend ourselves vigorously. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to these lawsuits at this time.

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

NOTE 9—STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of preferred stock, which may be issued from time to time in one or more series by the Board of Directors. In addition, the Board is authorized to set the rights, preferences, privileges and restrictions of these shares, including dividends rights, conversion rights, voting rights and liquidation preferences. These shares may have rights senior to those of the Company’s common stock holders. As of December 31, 2015 and 2014, the Company did not have any preferred shares outstanding.

Common Stock

The Company has authorized the issuance of 40,000,000 shares of common stock. As of December 31, 2015 and 2014, a total of 14,388,728 and 14,358,062 shares, respectively, were outstanding.

Stock Options

The Company has two stock-based compensation plans: the 2006 Equity Incentive Plan (“2006 Plan”) and the 2015 Equity Incentive Plan (“2015 Plan”), both of which were approved by our stockholders. As of December 31, 2015, options to purchase 942,000 and 315,000 shares were outstanding under the 2006 Plan and the 2015 Plan, respectively, and a total of 899,000 shares were available for grant under the 2015 Plan. No options or other equity awards are available for grant under the 2006 Plan.

The 2015 Plan was approved by stockholders in June 2015, with 1,205,749 shares of the Company’s common stock authorized for issuance there-under. Shares subject to outstanding options under the 2006 Plan that cease to be subject to such options, such as by expiration or forfeiture, also become available for issuance under the 2015 Plan, up to an aggregate maximum of 958,668 shares. The 2015 Plan is intended to provide incentives to key employees, officers, directors and consultants who provide significant services to the Company. The exercise price is determined by the Compensation Committee, but must be at least equal to the fair market value of the common stock on the date of grant of such option. The Compensation Committee also establishes the vesting schedule for each option granted and the term of each option, which cannot exceed 10 years from the date of grant. In the event of termination, vested options generally must be exercised within three months. In a change of control, if outstanding awards under the 2015 Plan are assumed or substituted by a successor company, such awards do not automatically fully vest but may become fully vested in the event of a qualifying termination following such change of control. Outstanding options granted under the 2006 Plan provide 100% vesting upon a change of control of the Company.

The Company’s stock options vest on an annual or a monthly basis. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Options granted generally vest over a two-year or three-year period. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset and a corresponding deferred tax benefit in the income statement.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2015, 2014 and 2013: risk-free interest rates of 1.94%, 1.56% and 1.81%, respectively, based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0% as the Company has not, and does not intend to, issue dividends; and expected lives of 4 to 6 years based upon the historical life of the Company’s options. For grants in 2015, 2014 and 2013, the expected volatility used ranged from 93% to 102% based on the Company’s historical stock price fluctuations for a period matching the expected life of the options.

A summary of stock option activity for the year ended December 31, 2015 is as follows (shares and aggregate intrinsic value in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2014	980	$0.85
Granted	315	$1.61
Exercised	(30)	$0.89
Forfeited	(8)	$1.31

Outstanding at December 31, 2015	1,257	$1.04	4.51 years	$708

Vested and expected to vest	1,179	$1.00	4.40 years	$699

Exercisable at December 31, 2015	807	$0.77	3.38 years	$656

The aggregate intrinsic value in the stock option summary table above is based on our closing stock price of $1.58 per share as of December 31, 2015.

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

The Company evaluated the warrant on its Hong Kong subsidiary in accordance with ASC 718-50 and concluded that because the warrants were issued to the management company for allocation at its discretion, the proper treatment of the warrants was as specified in ASC 505-50 as equity-based payments to non-employees in exchange for services. The Company also concluded that the estimated fair value of the warrant at the date of grant was $365,000. The Company recorded the expense for this warrant based upon its estimated fair value on a straight-line basis over the three year performance period. The amount of expense recorded during the year ended December 31, 2013 was $40,000. No expense was recorded in the years ended December 31, 2015 and 2014.

A summary of the status of the Company’s non-vested options at December 31, 2015, and changes during the year then ended are presented below (shares in thousands):

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2014	412	$0.82
Granted	315	$1.25
Vested	(269)	$0.76
Forfeited	(8)	$0.93

Non-vested at December 31, 2015	450	$1.16

The weighted-average per share grant-date fair values of options granted during 2015, 2014 and 2013 were $1.25, $0.93 and $0.58, respectively. During the year ended December 31, 2015, a total of 30,000 option shares were exercised and the Company received $27,000 in cash, or an average of $0.89 per share, from these exercises. During the year ended December 31, 2014, a total of 174,000 option shares were exercised and the Company received $137,000 in cash, or an average of $0.79 per share, from these exercises. There were no option exercises during the year ended December 31, 2013. The unrecognized stock-based compensation expense for future periods as of December 31, 2015 is $407,000, which is expected to be recognized over a weighted-average period of approximately 1.7 years. Such amount may change as a result of future grants, forfeitures, modifications in assumptions and other factors. The total fair value of options that vested during 2015, 2014 and 2013 was $205,000, $80,000 and $68,000, respectively.

The following table summarizes share-based compensation expense for the years ended December 31 (in thousands):

	2015	2014	2013
Selling, general and administrative:
Non-employee directors	$47	$19	$11
Officers	97	39	40
Others	74	28	18

Total SG&A	218	86	69
Research and development	—	—	40

Total share-based compensation expense before taxes	218	86	109
Related deferred income tax benefits	—	—	—

Share-based compensation expense	$218	$86	$109

NOTE 10—INCOME TAXES

The Company is subject to US federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2015 remain open to examination by the taxing authorities due to the carryforward of unutilized net operating losses. As of December 31, 2015, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

Components of the income tax provision are as follows for the years ended December 31 (in thousands):

	2015	2014	2013
Current tax provision:
Federal	$—	$—	$(49)
State	(3)	(3)	(2)
Foreign	—	(11)	—

Total	(3)	(14)	(51)

Deferred tax benefit (provision):
Federal	(31)	(437)	(205)
State	12	(2)	(200)

Total	(19)	(439)	(405)

Change in valuation allowance	19	439	405

Total provision for income taxes	$(3)	$(14)	$(51)

A reconciliation of income taxes computed by applying the federal statutory income tax rate of 34.0% to income (loss) before income taxes to the recognized income tax provision reported in the accompanying consolidated statements of operations is as follows for the years ended December 31 (in thousands):

	2015	2014	2013
U.S. federal income tax at statutory rate	$422	$(94)	$185
State taxes, net of federal benefit	6	(5)	(23)
Non-deductible expenses	(10)	(9)	(8)
Foreign income tax rate differential	(443)	(265)	(283)
Valuation allowance	19	439	405
Foreign earnings	—	—	(182)
Other	3	(80)	(145)

Total provision for income taxes	$(3)	$(14)	$(51)

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

	December 31,
	2015	2014
Current deferred tax assets:
Allowance for bad debts	$34	$33
Share-based payment expense	220	145
Allowance for obsolete inventory	98	119
Accrued compensation	77	75
Contribution carryover	2	—
Other accruals	73	106

Total	504	478

Non-current deferred tax assets:
Depreciation	11	5
Capital loss	179	178
Net operating loss	3,118	3,170
Credit carryover	49	49

Total	3,357	3,402

Valuation allowance	(3,861)	(3,880)

Net deferred tax assets	$—	$—

At December 31, 2015, the Company had federal and state net operating loss carry forwards of approximately $9,927,000 and $13,490,000, respectively. The federal and state net operating loss carry forwards begin to expire in 2024 and 2016, respectively.

Included in the net operating loss carryforward balances noted above are approximately $2,431,000 and $1,067,000, for federal and state purposes, respectively, which are attributed to the exercise of non-qualified stock options for which the tax effect will be a component of the Company’s Additional Paid in Capital.

Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carry forwards will be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

Following the Company’s adoption on January 1, 2007 of ASC 740-10 regarding accounting for uncertainty in income taxes, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with the guidance. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of that review, the Company concluded there were no uncertain tax positions and no cumulative effect on retained earnings at the time of adoption. Subsequent to that date of adoption through December 31, 2015, the Company has continued to evaluate its tax positions and concluded that it has not had any material uncertain tax positions.

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports segment data based on the management approach, which designates the internal reporting that is used by management for making operating and investment decisions and evaluating performance as the source of the Company’s reportable segments. The Company uses one measurement of profitability and does not disaggregate its business for internal reporting. The Company has determined that it has operated in one segment and has provided wireless handsets and accessories to carriers, distributors and OEM customers in Latin America, Asia Pacific, Europe, Africa and the United States for the years covered in the table below. The table summarizes the Company’s net sales by geographic area for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	2015	2014	2013
Central America	$8,223	$15,887	$17,296
South America	9,879	12,767	9,048
Mexico	13,339	8,063	2,908
U.S.-based distributors selling to Latin America	11,853	7,240	6,422
United States	4,511	2,582	1,051
EMEA	—	1,530	961
Asia Pacific	28	75	209

Total	$47,833	$48,144	$37,895

During the year ended December 31, 2015 sales to customers in Mexico, Peru and Guatemala represented 28%, 10% and 10% of the Company’s consolidated net revenue, respectively. Also in 2015, sales to a U.S.-based distributor who sells into the open market in Central America represented 18% of net revenue. In 2014, sales to customers in Peru, Mexico, Puerto Rico and to the same U.S.-based distributor selling into Central America represented 25%, 17%, 12% and 11% of the Company’s consolidated net revenue, respectively. In 2013, sales to customers in Peru, Guatemala, Puerto Rico and to the same U.S.-based distributor selling into Central America represented 20%, 15%, 13% and 14% of the Company’s consolidated net revenue, respectively. Sales in no other individual country amounted to 10% or more of the Company’s consolidated net revenue in any of the three years covered above.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2015
Net sales	$14,517	$10,945	$12,179	$10,192
Gross profit	2,554	1,608	2,001	1,256
Net income (loss)	532	(678)	(138)	(959)
Basic and diluted net income (loss) per share	0.04	(0.05)	(0.01)	(0.07)

Year Ended December 31, 2014
Net sales	$11,624	$10,445	$8,138	$17,937
Gross profit	2,073	2,029	1,195	2,956
Net income (loss)	55	109	(633)	730
Basic and diluted net income (loss) per share	0.00	0.01	(0.04)	0.05

SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts—Schedule II

	(Amounts in thousands)
	Balance, beginning of year	Additions charged to operations	Deletions from Reserve	Balance, end of year
Allowance for doubtful accounts:
Year ended December 31, 2015	$95	$—	$—	$95
Year ended December 31, 2014	373	—	278	95
Year ended December 31, 2013	339	34	—	373

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (7)

4.1	Specimen Common Stock Certificate (1)

10.1	2003 Stock Option Plan, as amended (5)(*)

10.2	Form of Stock Option Agreement—2003 Stock Option Plan—Non Employee Director (2)(*)

10.3	Form of Stock Option Agreement—2003 Stock Option Plan—Incentive Stock Option (2)(*)

10.4	2006 Equity Incentive Plan (3)(*)

10.5	Form of Stock Option Grant Notice/Stock Option Agreement—2006 Equity Incentive Plan (4)(*)

10.6	Form of Stock Option Grant Notice/Stock Option Agreement—2015 Equity Incentive Plan (+)

10.7	Form of Amended and Restated Stock Option Agreement (Non-Employee Directors’ Option) (3)(*)

10.8	Employment Agreement effective of April 9, 2012 between InfoSonics and Joseph Ram (9)(*)

10.9	Office Space Lease, dated September 10, 2007, by and between UTC Properties LLC and the Company (6)

10.10	FX Trading Master Agreement between HSBC Bank USA, National Association and InfoSonics Corporation dated December 9, 2011 (8)

10.11	Pledge Agreement between HSBC Bank USA, National Association and InfoSonics Corporation dated December 20, 2011 (8)

10.12	First Amendment to Lease, dated May 23, 2012, by and between UTC Properties LLC and the Company (10)

10.13	Loan and Security Agreement dated as of March 27, 2014 between Silicon Valley Bank and InfoSonics Corporation (11)

10.14	Intellectual Property Security Agreement dated as of March 27, 2014 between Silicon Valley Bank and InfoSonics Corporation (11)

10.15	Employment Agreement effective of April 9, 2014 between InfoSonics and Vernon A. LoForti (12)(*)

10.16	First Amendment to Loan and Security Agreement dated as of December 5, 2014 between Silicon Valley Bank and InfoSonics Corporation (13)

10.17	2015 Equity Incentive Plan (14)(*)

10.18	Second Amendment to Loan and Security Agreement dated as of May 26, 2015 between Silicon Valley Bank and InfoSonics Corporation (15)

10.19	Third Amendment to Loan and Security Agreement dated as of August 4, 2015 between Silicon Valley Bank and InfoSonics Corporation (16)

10.20	Fourth Amendment to Loan and Security Agreement dated as of October 26, 2015 between Silicon Valley Bank and InfoSonics Corporation (17)

21	Subsidiaries of InfoSonics (+)

23	Consent of Independent Registered Public Accounting Firm (+)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+)

Number	Description

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (+)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed on January 30, 2004.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 25, 2005.
(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed on June 12, 2006.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 12, 2006.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 31, 2006.
(6)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2007.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 14, 2010.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 16, 2012.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 4, 2012
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2012.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 1, 2014.
(12)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2014.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 8, 2014.
(14)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed on April 28, 2015.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 28, 2015.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 5, 2015.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 29, 2015.
(*)	Indicates a management contract or compensatory plan or arrangement
(+)	Filed herewith