Form 10-Q
period 2016-03-31
INFOSONICS Corp
filed 2016-05-06
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 3, 2016, the Registrant had 14,388,728 shares outstanding of its $0.001 par value common stock.

InfoSonics Corporation

FORM 10-Q

For quarterly period ended March 31, 2016

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Net sales	$9,410	$14,517
Cost of sales	8,232	11,963

Gross profit	1,178	2,554
Operating expenses	1,857	1,896

Operating income (loss)	(679)	658

Other income (expense):
Other, net	(165)	—
Interest, net	(56)	(123)

Income (loss) before provision for income taxes	(900)	535
Provision for income taxes	(3)	(3)

Net income (loss)	$(903)	$532

Net income (loss) per share:
Basic	$(0.06)	$0.04
Diluted	$(0.06)	$0.04

Weighted-average number of common shares outstanding:
Basic	14,389	14,362
Diluted	14,389	14,755

Comprehensive income (loss):
Net income (loss)	$(903)	$532
Foreign currency translation adjustments	(442)	(121)

Comprehensive income (loss)	$(1,345)	$411

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	March 31, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$438	$2,647
Trade accounts receivable, net of allowance for doubtful accounts of $95 and $95, respectively	8,756	9,291
Other accounts receivable	82	96
Inventory	6,930	6,637
Prepaid assets	2,097	2,025

Total current assets	18,303	20,696
Property and equipment, net	191	156
Other assets	153	129

Total assets	$18,647	$20,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,521	$4,398
Accrued expenses	2,154	2,343

Total current liabilities	5,675	6,741

Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized (no shares issued and outstanding)	—	—
Common stock, $0.001 par value, 40,000 shares authorized; 14,389 and 14,389 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	14	14
Additional paid-in capital common stock	32,936	32,859
Accumulated other comprehensive loss	(2,034)	(1,592)
Accumulated deficit	(17,944)	(17,041)

Total stockholders’ equity	12,972	14,240

Total liabilities and stockholders’ equity	$18,647	$20,981

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$(903)	$532
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	21	22
Provision for obsolete inventory	57	(67)
Stock-based compensation	77	51
(Increase) decrease in:
Trade accounts receivable	535	1,152
Other accounts receivable	14	(15)
Inventory	(350)	(1,960)
Prepaids	(72)	818
Other assets	(24)	(25)
Increase (decrease) in:
Accounts payable	(877)	1,036
Accrued expenses	(189)	(52)

Net cash provided by (used in) operating activities	(1,711)	1,492

Cash flows from investing activities:
Purchase of property and equipment	(56)	(3)

Net cash used in investing activities	(56)	(3)

Cash flows from financing activities:
Borrowings on line of credit	—	3,091
Repayments on line of credit	—	(3,091)
Cash received from exercise of stock options	—	16

Net cash provided by financing activities	—	16

Effect of exchange rate changes on cash	(442)	(121)

Net increase (decrease) in cash and cash equivalents	(2,209)	1,384
Cash and cash equivalents, beginning of period	2,647	1,464

Cash and cash equivalents, end of period	$438	$2,848

Cash paid for interest	$67	$115
Cash paid for income taxes	$—	$—

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Condensed Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements and these condensed notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the financial position or results of operations of InfoSonics Corporation (the “Company”), although they may. These unaudited consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K for such year.

The Company’s consolidated financial statements include assets, liabilities and operating results of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, these unaudited consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly present the Company’s results of operations, financial position and cash flows as of March 31, 2016 and for all periods presented. The results reported in these consolidated financial statements for the three months ended March 31, 2016 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full fiscal year of 2016 or for any future period.

NOTE 2. Stock-Based Compensation

The Company has two stock-based compensation plans: the 2006 Equity Incentive Plan (“2006 Plan”) and the 2015 Equity Incentive Plan (“2015 Plan”), both of which were approved by our stockholders. As of March 31, 2016, options to purchase 942,000 and 315,000 shares were outstanding under the 2006 Plan and the 2015 Plan, respectively, and a total of 899,000 shares were available for grant under the 2015 Plan. No options are available for grant under the 2006 Plan.

The Company’s stock options vest on an annual or a monthly basis. Stock options generally are exercisable for up to seven years after grant, subject to continued employment or service. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Such amount may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three months ended March 31, 2016 and 2015, we recorded an expense of $77,000 and $51,000, respectively, related to options previously granted. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference that results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

During the three months ended March 31, 2016 and 2015, the Company did not grant any stock options. As of March 31, 2016, there was $341,000 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over the remaining weighted-average period of 1.51 years.

A summary of option activity under both the 2006 Plan and the 2015 Plan as of March 31, 2016 and changes during the three months then ended is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life in Years
Outstanding at December 31, 2015	1,257	$1.04	4.51
Granted	—	$—
Exercised	—	$—
Forfeited	—	$—

Outstanding at March 31, 2016	1,257	$1.04	4.26

Vested and expected to vest	1,190	$1.01	4.17
Exercisable at March 31, 2016	876	$0.82	3.37

A summary of the status of the Company’s non-vested options at March 31, 2016 and changes during the three months then ended is presented below (shares in thousands):

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2015	450	$1.16
Granted	—	$—
Vested	(69)	$1.07
Forfeited	—	$—

Non-vested at March 31, 2016	381	$1.17

The Company’s share-based compensation is classified in the same expense line item as cash compensation. Information about share-based compensation included in the unaudited results of operations for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	For the Three Months Ended March 31,
	2016	2015
Officer compensation	$33	$23
Non-employee directors	16	11
Sales, general and administrative	28	17

Total share-based compensation expense	$77	$51

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

Common shares from the potential exercise of certain options are excluded from the computation of diluted earnings (loss) per share if their exercise prices are greater than the Company’s average stock price for the period. For the three months ended March 31, 2016, the number of such shares excluded was 315,000. For the three months ended March 31, 2015, no such shares were excluded. In addition, because their effect would have been anti-dilutive, common shares from exercise of 942,000 in-the-money options for the three months ended March 31, 2016 have been excluded from the computation of net loss per share.

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2015 remain open to examination or re-examination. As of March 31, 2016, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or results of operations. For the three months ended March 31, 2016, deferred income tax assets and the corresponding valuation allowance increased by $92,000.

NOTE 5. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories. The Company records a reserve against inventories to account for obsolescence and possible price concessions required to liquidate inventories below cost. During the three months ended March 31, 2016, the inventory reserve balance was increased by $57,000. As of March 31, 2016 and December 31, 2015, the inventory reserve was $333,000 and $276,000, respectively. From time to time, the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of March 31, 2016 and December 31, 2015, the prepaid inventory balances were $1,196,000 and $1,232,000, respectively, which are included in prepaid assets in the accompanying consolidated balance sheets. Inventory consists of the following (in thousands):

	March 31, 2016 (unaudited)	December 31, 2015 (audited)
Finished goods	$7,263	$6,913
Inventory reserve	(333)	(276)

Net inventory	$6,930	$6,637

NOTE 6. Property and Equipment

Property and equipment are primarily located in the United States and China and consisted of the following as of the dates presented (in thousands):

	March 31, 2016 (unaudited)	December 31, 2015 (audited)
Machinery and equipment	$378	$322
Tooling and molds	58	58
Furniture and fixtures	164	164

Subtotal	600	544
Less accumulated depreciation	(409)	(388)

Total	$191	$156

Depreciation expense for the three months ended March 31, 2016 and 2015 was $21,000 and $22,000, respectively.

NOTE 7. Accrued Expenses

As of March 31, 2016 and December 31, 2015, accrued expenses consisted of the following (in thousands):

	March 31, 2016 (unaudited)	December 31, 2015 (audited)
Accrued product costs	$466	$465
Accrued coop advertising	302	567
Accrued vacation pay	208	217
Income taxes payable	101	109
Foreign currency forward exchange contracts	263	—
Other accruals	814	985

Total	$2,154	$2,343

NOTE 8. Line of Credit

On March 27, 2014, the Company entered into a Loan and Security Agreement and an attendant Intellectual Property Security Agreement (collectively the “Agreement”) with Silicon Valley Bank (“SVB”), pursuant to which the Company could borrow up to $2 million based upon both its domestic and foreign eligible accounts receivable multiplied by an advance rate of 80% and 70%, respectively, with eligibility determined in accordance with the Agreement (the “Credit Facility”). The Credit Facility is secured by substantially all of the Company’s assets. Borrowings under the Credit Facility bear interest based on the face amount of the financed receivables at the prime rate plus 4.5% for domestic receivables and 3.53% for foreign receivables. On August 4, 2015, the Credit Facility, which contains representations and warranties, affirmative, restrictive and financial covenants, and events of default which are customary for credit facilities of this type, was amended to increase the availability of borrowings under the Credit Facility to $7 million. At March 31, 2016, the Company was in compliance with all covenants, no amounts were drawn against the Credit Facility and $7 million was available for borrowing under the credit line. The maturity date of the Credit Facility is September 27, 2017.

NOTE 9. Foreign Exchange Hedging Facility

On January 14, 2016, the Company entered into an Agreement for Purchase and Sale of Foreign Securities (the “FS Agreement”) with SVB. Under the FS Agreement, the Company and SVB can enter into foreign currency spot contracts, forward contracts, forward window contracts and options to manage the Company’s foreign currency risk. During the three months ended March 31, 2016, the Company entered into forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risk of the Mexican Peso inherent in its forecasted net sales and cash collections from customers in Mexico. The hedges mature on a monthly basis through June 30, 2016. Changes in the fair value of the hedges are initially recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity in the Consolidated Balance Sheet and subsequently reclassified into earnings as other income (loss) on the Consolidated Statement of Operations and Comprehensive Income (Loss) in the period in which the hedge matures. During the three months ended March 31, 2016, the Company recorded a loss of $169,000 on forward contracts that matured during the period. At March 31, 2016, the fair value obligation of outstanding forward contracts of $263,000 was included in accrued expenses with the related loss amount remaining in accumulated other comprehensive loss.

NOTE 10. Recent Accounting Pronouncements

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

In March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815),” which clarifies that a change in the counterparty to a derivative instrument that has been designed as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 is effective for annual and interim reporting periods within those years beginning after December 15, 2016 and early adoption is permitted. This update should be applied either on a prospective basis or through a modified retrospective basis. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718),” which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees’ maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. ASU 2016-09 is effective for annual and interim reporting periods within those years beginning after December 15, 2016 and early adoption is permitted. This update should be applied through the following methods: 1) a modified retrospective transition approach as related to the timing of when tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value, 2) retrospectively as related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds hares to meet the minimum statutory withholding requirement, 3) prospectively as related to the recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term and 4) either prospective transition method or a retrospective transition method as related to the presentation of excess tax benefits on the statement of cash flows. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606),” which provided clarification for the identification of performance obligations and licensing but did not change the core principle of the guidance. ASU 2016-10 is effective in conjunction with ASU 2014-09 for annual and interim reporting periods within those years beginning after December 15, 2017. This update permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the new guidance to determine the impact it will have on its consolidated financial statements.

Other accounting standards updates effective after March 31, 2016 are not expected to have a material effect on our consolidated financial statements.

NOTE 11. Geographic Information

The Company currently operates in one business segment. Fixed assets are principally located in Company or third-party facilities in the United States and Asia. The unaudited net sales by geographical area for the three months ended March 31, 2016 and 2015 were (in thousands):

	For the Three Months Ended
	March 31, 2016	March 31, 2015
Central America	$3,635	$3,298
South America	1,618	3,176
Mexico	1,782	3,795
U.S.-based Latin American distributors	1,570	3,262
United States	793	985
Asia Pacific	12	1

Total	$9,410	$14,517

NOTE 12. Commitments and Contingencies

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

The Company’s cash, cash equivalents and forward contracts used to hedge foreign currency risk are measured at fair value in the Company’s consolidated financial statements and are valued using unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs under ASC 820). The carrying amount of our accounts receivable, other accounts receivable, prepaid expenses, accounts payable and other accrued expenses reported in the consolidated balance sheets approximates fair value because of the short maturity of those instruments.

At March 31, 2016 and December 31, 2015, we did not have any material applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements, Safe Harbor Statement and Other General Information

This discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and condensed notes thereto and other information included in this report and our Annual Report on Form 10-K for the year ended December 31, 2015 (including our 2015 audited consolidated financial statements and related notes thereto and other information). Our discussion and analysis of financial condition and results of operations are based upon, among other things, our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to, among other things, make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent liabilities as of the date of our most recent balance sheet, and the reported amounts of revenues and expenses during the reporting periods. We review our estimates and assumptions on an ongoing basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from these estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations, although they may. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined in “Critical Accounting Policies” in our Annual Report on Form 10-K, as may be updated in our subsequent Quarterly Reports on Form 10-Q. All references to results of operations in this discussion generally are to results from continuing operations, unless otherwise noted.

This report contains “forward-looking statements,” including, without limitation, statements about customer relationships, marketing of our verykool® products, sales levels, cost reductions, operating efficiencies, currency-related matters, profitability and adequacy of working capital, that are based on, among other things, current management knowledge and expectations and which involve certain risks and uncertainties. These risks and uncertainties, in whole or in part, could cause expectations to fail to be achieved and could have a material adverse effect on our business, financial condition and results of operations, and include, without limitation: (1) intense competition internationally, including competition from alternative business models, such as manufacturer-to-carrier sales, which may lead to reduced prices, lower sales, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages; (2) our ability to source new verykool® handsets and successfully introduce them into new markets; (3) our ability to have access to adequate capital to fund operations; (4) our ability to secure adequate supply of competitive products on a timely basis and on commercially reasonable terms; (5) foreign exchange rate fluctuations and/or devaluation of a foreign currency (most notably the Mexican peso) and our ability to effectively hedge for such fluctuations or devaluations, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, including, without limitation, the imposition, creation, increase or modification of tariffs, taxes, duties, levies and other charges and other related risks of our international operations which could significantly increase selling prices of our products to our customers and end-users and decrease profitability; (6) the ability to attract new sources of profitable business from expansion of products or services or risks associated with entry into new markets or expanding in existing markets, including geographies, products, services and big box retailers; (7) an interruption or failure of our information systems or subversion of access or other system controls, including private information, may result in a significant loss of business, assets, or competitive information; (8) significant changes in supplier terms and relationships or shortages in product supply; (9) loss of business from one or more significant customers; (10) customer and geographical accounts receivable concentration risk and other related risks; (11) rapid product improvement and technological change resulting in inventory obsolescence; (12) extended general economic downturn in world markets; (13) uncertain political and economic conditions internationally, including terrorist or military actions; (14) the loss of a key executive officer or other key employees and the integration of new employees; (15) changes in consumer demand for multimedia wireless handset products and features; (16) our failure to adequately adapt to industry changes and to manage potential growth and/or contractions; (17) seasonal buying patterns; (18) the resolution of any litigation for or against the Company, including regarding patents; and (19) the ability of the Company to generate taxable income in future periods. These forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new or changing information, events or circumstances after the date of this release. We have instituted in the past, and continue to institute, changes to our strategies, operations and processes to address risks and uncertainties and to mitigate their impacts on our business, results of operations and financial condition. However, no assurances can be given that we will be successful in these efforts. For a further discussion of significant risk factors to consider, see “Risk Factors” below in this report and in “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K. In addition, other risks or uncertainties may be detailed from time to time in our future SEC filings.

Overview

We are a provider of wireless handsets, tablets and accessories to carriers, distributors and dealers in Latin America and the United States. We define, source and sell our proprietary line of products under the verykool® brand (collectively referred to as our “verykool® products”). We first introduced our verykool® brand in 2006 and verykool® products include entry-level, mid-tier and high-end products. We source all our phones from independent design houses and original design manufacturers (“ODMs”). Based on our portfolio requirements, we provide our suppliers with required specifications, and, on selected models, provide the industrial design. We maintain personnel in China to monitor the performance of our suppliers and to conduct a rigorous system of quality control.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Net sales	100.0%	100.0%
Cost of sales	87.5%	82.4%

Gross profit	12.5%	17.6%
Operating expenses	19.7%	13.1%

Operating income (loss)	(7.2%)	4.5%
Other income (expense), net:
Other	(1.8%)	—
Interest	(0.6%)	(0.8%)

Income (loss) before income taxes	(9.6%)	3.7%
Provision for income taxes	(0.0%)	(0.0%)

Net income (loss)	(9.6%)	3.7%

Three months ended March 31, 2016 compared with three months ended March 31, 2015

Net Sales

For the three months ended March 31, 2016, our net sales amounted to $9,410,000, a decrease of $5,107,000, or 35%, from $14,517,000 in the same period last year. The largest decrease of $3.7 million came from the absence of sales to two carrier customers in South and Central America that we moved away from in the second half of 2015. In addition, sales to big box retail customers in Mexico decreased by $2.0 million, sales to Miami-based distributors selling to Latin American customers declined by $1.7 million and sales to U.S. customers declined by $191,000, compared to the prior year period. These decreases were partially offset by increased sales aggregating $2.5 million to two other carrier customers in South and Central America. In terms of units, we shipped approximately 254,000 units in the first quarter of 2016, a decrease of 44%, compared to the first quarter of 2015. Partially offsetting the unit decline, our average unit selling price increased by 16%, reflecting an improved product mix.

Gross Profit and Gross Margin

For the three months ended March 31, 2016, our gross profit amounted to $1,178,000, a decrease of $1,376,000, or 54%, from $2,554,000 in the same period last year. Our gross profit margin for the three months ended March 31, 2016 was 12.5%, down significantly from 17.6% in the same period last year. These reductions were caused by a combination of pricing pressure in a more competitive market environment and lower margins on sales of end-of-life products in the face of contracting product life cycles.

Operating Expenses

For the three months ended March 31, 2016, total operating expenses amounted to $1,857,000, almost unchanged from $1,896,000 in the same period last year. Decreased sales commissions and marketing expenses were offset by increased legal fees, certification and other general and administrative expenses.

Other Income (Expense)

In the three months ended March 31, 2015, other expense of $165,000 consisted primarily of losses on forward exchange contracts entered into in January 2016 to hedge currency exposure against the Mexican peso. We had no similar activities in the first quarter of 2015. In the three months ended March 31, 2016 and 2015, interest expense of $56,000 and $123,000, respectively, related to borrowings against our bank line of credit and interest bearing vendor credit.

Provision for Income Taxes

Because of our prior operating losses, our tax provisions for the three months ended March 31, 2016 and 2015 were nominal.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies, most importantly the Mexican peso, to the U.S. dollar affect our financial results and financial position. With the exception of Mexico, all other sales are denominated in U.S. dollars. The strength of the U.S. dollar versus the peso has resulted in assets and liabilities denominated in pesos at our Mexican subsidiary being translated into less dollars in our consolidated financial statements. During the period from January 1, 2015 through March 31, 2016, the dollar appreciated 16.9% against the peso. For the three months ended March 31, 2016, we recorded a foreign currency loss of $442,000 in our Consolidated Statement of Comprehensive Loss, and the balance in our accumulated other comprehensive loss account on our Consolidated Balance Sheet at March 31, 2016 was $2,034,000.

Foreign currency fluctuations often drive operational responses that mitigate the simple mechanical translation of earnings. During periods of sustained movements in currency, the marketplace and competition adjust to the changing rates. For example, when pricing our products to the marketplace, we may use some of the advantage from a weakening U.S. dollar to improve our position competitively, and price more aggressively to win the business, essentially passing on a portion of the currency advantage to our customers. Competition will frequently take the same action. Conversely, when the U.S. dollar is stronger, as it currently is, we try to raise prices to mitigate the currency impact, but this may not always be possible in the marketplace and our competitors may not always act in the same way. See Note 9 to our consolidated financial statements in this report for information regarding our foreign exchange hedging facility, which we are using to try to reduce some of our currency risk with peso.

Liquidity and Capital Resources

For a number of years prior to 2014, we relied upon our existing cash reserves to fund our business. During that time, we did not have a bank line of credit and our major manufacturing suppliers did not provide us with any vendor credit; we typically were required to pay 15% deposits at the time we placed an order and the 85% balance prior to shipment. Then, in early 2014, there were two significant events that affected our liquidity. First, our primary product vendors agreed to provide us with vendor credit for the 85% balance payments with 60-day payment terms, provided that we reimburse them for the cost of credit insurance and pay a finance charge. In addition, we entered into a Loan and Security Agreement with our bank for a $2 million revolving line of credit, subject to availability based upon domestic and foreign eligible accounts receivable multiplied by an advance rate of 80% and 70%, respectively. In December 2014, our bank line of credit was expanded to $4 million and was expanded further in August 2015 to $7 million. In addition, our major vendors have expanded the amount of credit they offer to us. At our current level of business, we believe that these resources, combined with our existing working capital, will adequately fund our operations through 2016.

In the three months ended March 31, 2016, our cash balances decreased by $2.2 million compared to December 31, 2015. We used $1.7 million to fund operations, including $1.1 million to reduce accounts payable and accrued expenses, $0.4 million to fund increased inventory, prepaids and other assets and $0.8 million to fund the net loss adjusted for non-cash items. These uses were partially offset by $0.5 million in cash generated from reductions to trade and other accounts receivable.

As of March 31, 2016, we had $438,000 of cash and cash equivalents, $12.6 million of net working capital and no funded debt.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates affecting the application of those accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Interest Rates

We are exposed to market risk from changes in interest rates on balances outstanding under our bank line of credit. At March 31, 2016, however, we had no amounts outstanding under the line.

We are also exposed to market risk from changes in interest rates on balances owed to certain of our manufacturing vendors. At March 31, 2016, we owed $2.9 million to these vendors which could be affected by changes in short-term interest rates. The interest rates at March 31, 2016 ranged from 4.8% to 6.0%, were negotiated individually with each vendor and were not tied to any particular index. For every 1% increase in the negotiated rate, our interest expense would increase by $29,000, assuming the same $2.9 million remained outstanding for the entire year.

Foreign Exchange and Other Risks

All of our sales transactions are denominated in U.S. dollars with the exception of sales to certain customers in Mexico, which are priced in pesos. At March 31, 2016 and December 31, 2015, foreign currency cash accounts in Mexican pesos amounted to $44,000 and $1,414,000, respectively. Also, at March 31, 2016 and December 31, 2015, accounts receivable denominated in Mexican pesos amounted to $2,234,000 and $3,134,000, respectively. Product costs and the majority of our operating expenses are denominated in U.S. dollars. However, lease expenses and certain other immaterial operating costs of our China quality control team are denominated in Chinese Yuan Renminbi, and payroll and operating expenses of our employees in Mexico are denominated in Mexican pesos. See Note 9 to our consolidated financial statements in this report for information regarding our foreign exchange hedging facility, which we are using to try to reduce some of our currency risk with peso.

Foreign currency risks are associated with our cash, receivables, payroll and payables denominated in foreign currencies. Fluctuations in exchange rates can result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income (expense) in our consolidated statements of operations. For the three months ended March 31, 2016, losses of $169,000 on foreign exchange forward contracts used to protect against the exchange rate risk of the Mexican Peso are included in other income (expense). Losses during the three months ended March 31, 2015 were nominal. During the three months ended March 31, 2016 and 2015, foreign exchange translation losses from our Mexican subsidiary were $442,000 and $121,000.

As a result of our international sales, our future operating results could also be adversely affected by a variety of factors, including changes in specific countries’ political, economic (including inflationary and deflationary) or regulatory conditions and trade protection measures.

Item 4.	Controls and Procedures

Disclosure Controls

An evaluation was performed pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) under the supervision and with the participation of our management, including the President and Chief Executive Officer and the Vice President and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the President and Chief Executive Officer and the Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our first quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the risk factors included below and other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in, as well as other sections of, our Annual Report on Form 10-K for the year ended December 31, 2015, which factors and information could materially affect our business, financial condition or operating results. The risk factors and uncertainties described in our last Annual Report on Form 10-K, and in this report are not the only risks and uncertainties facing our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or operating results. Except as set forth below, we do not believe there have been material changes to the risk factors included in our last Annual Report on Form 10-K.

The loss or reduction in orders from principal customers, a reduction in the prices we are able to charge these customers or default by these customers on accounts receivable could have a negative impact upon our business and financial results.

Our three largest customers in the three months ended March 31, 2016 represented 32%, 14% and 12%, respectively, of our net sales during that period, and 8%, 35% and 18%, respectively, of our accounts receivable at March 31, 2016. The markets we serve and are targeting for future business are subject to significant price competition and other competitive pressures, and our current customers are not contractually obligated to purchase products from us. For these and other reasons, our customers may seek to obtain products or services from us at lower prices than we have been able to charge in the past, and they could terminate our relationship or reduce their purchases from us in favor of lower-priced or other alternatives. In addition, we have experienced losses of certain customers through industry or vendor consolidation, a trend that may increase in our markets and in the ordinary course of business. The further loss of any of our principal customers, the default by these customers on the amounts they owe us, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity.

We reported a net loss for the three months ended March 31, 2016 and for the full year 2015, we were only marginally profitable in the full year 2014 and had a comprehensive loss for 2014 due to foreign currency translation losses, and we experienced net losses for many years prior to that. If we are unable to achieve sustained profitability, our business may not be financially viable.

For the three months ended March 31, 2016, we reported a net loss of $903,000 and a comprehensive loss of $1,345,000. For the full year ended December 31, 2015, we reported a net loss of $1,243,000 and a comprehensive loss of $2,109,000. For the full year ended December 31, 2014, we reported net income of $261,000 and a comprehensive loss of $447,000. Prior to that, we reported seven consecutive loss years with an aggregate net loss of $22.7 million. As of March 31, 2016, our cash balance was $438,000, and we had net working capital of $12.6 million and no outstanding funded debt. While we are working to expand our customer base to regain and maintain profitability, if we do not succeed, our business may not be sustainable in the future.

The majority of our revenues are, and for the near future will likely continue to be, generated outside of the United States, in countries that may have volatile currencies or other risks.

The vast majority of our sales activities are conducted in territories and countries outside of the United States, primarily in Latin America. The majority of our sales transactions in Latin America are denominated in U.S. Dollars and therefore may be impacted by changes in the strength of the U.S. Dollar relative to the foreign economies where we conduct business. Sales transactions in Mexico are denominated in the Mexican Peso, which has been a very volatile currency in relation to the U.S. Dollar and resulted in a $2.0 million accumulated other comprehensive loss on our balance sheet at March 31, 2016. Further, the fact that we sell all of our products into, and have developed and manufactured products in, a number of territories and countries other than the United States exposes us to, among other things, increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater and more unpredictable inflationary and currency pressures, labor risks and shipping delays. Changes may occur in social, political, regulatory (including tax) and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products. United States laws and regulations relating to investment and trade in foreign countries could also change to our detriment. We are particularly exposed to the fact that all our manufacturing sources are in China, which may change its own policies on business and foreign investment in companies there. Any of these factors could have material adverse effects on our business and operations. Also, because we purchase and sell products primarily in U.S. Dollars, fluctuations in currency exchange rates could reduce demand for products sold in U.S. Dollars. We cannot predict the effect that future exchange rate fluctuations will have on our operating results or financial position. Although we periodically engage in currency hedging transactions related to our sales to customers in Mexico, such transactions have in the past, and may in the future, result in significant additional financial risks, including increased costs and losses.

The market for our common stock is volatile and our stock price could decline.

The stock market in general, including the market for telecommunications-related stocks in particular, has been highly volatile. The market price of our common stock has fluctuated between $3.25 and $0.79 from January 1, 2015 through May 3, 2016 and is likely to remain volatile. Investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial loss on their investment. In addition, an active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares.

We may be delisted from The NASDAQ Capital Market if we do not satisfy continued listing requirements.

At various times over the last several years we faced potential delisting from The NASDAQ Stock Market for failure to maintain the minimum $1.00 bid price per share requirement for continued listing. On May 3, 2016, we received a Nasdaq Staff Deficiency letter indicating that, for the prior thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have been provided an initial period of 180 calendar days, or until October 31, 2016, to regain compliance. The letter states that the Nasdaq staff will provide written notification that we have achieved compliance with Rule 5550(a)(2) if at any time before October 31, 2016, the bid price of our common stock closes at $1.00 per share or more for a minimum of ten consecutive business days.

We intend to monitor the bid price of our stock and consider available options if our stock does not trade at a level likely to result in us regaining compliance with Nasdaq’s minimum bid price rule by October 31, 2016. If we do not regain compliance with Rule 5550(a)(2) by October 31, 2016, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq Staff that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will notify us that our stock will be subject to delisting. In the event of such a notification, we may appeal the Staff’s determination to delist our stock, but there can be no assurance the Staff would grant our request for continued listing.

If our common stock were delisted from The NASDAQ Capital Market, you may find it difficult to dispose of your shares and our share price may be adversely affected.

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

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Employment Agreement effective of April 21, 2016 between InfoSonics and Joseph Ram.

10.2	Employment Agreement effective of April 21, 2016 between InfoSonics and Vernon A. LoForti.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfoSonics Corporation

Date: May 6, 2016	By:	/S/ JOSEPH RAM
Joseph Ram
President and Chief Executive Officer

Date: May 6, 2016	By:	/S/ VERNON A. LOFORTI
Vernon A. LoForti
Vice President and Chief Financial Officer