Form 10-Q
period 2016-06-30
INFOSONICS Corp
filed 2016-08-05
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 2, 2016, the Registrant had 14,388,728 shares outstanding of its $0.001 par value common stock.

InfoSonics Corporation

FORM 10-Q

For quarterly period ended June 30, 2016

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$12,126	$10,945	$21,536	$25,462
Cost of sales	10,969	9,337	19,201	21,300

Gross profit	1,157	1,608	2,335	4,162
Selling, general and administrative expenses	1,973	2,205	3,830	4,101

Operating income (loss)	(816)	(597)	(1,495)	61
Other income (expense):
Other income (expense)	(156)	—	(321)	—
Interest, net	(63)	(81)	(119)	(204)

Loss before provision for income taxes	(1,035)	(678)	(1,935)	(143)
Provision for income taxes	—	—	(3)	(3)

Net loss	$(1,035)	$(678)	$(1,938)	$(146)

Net loss per share (basic and diluted)	$(0.07)	$(0.05)	$(0.13)	$(0.01)

Basic and diluted weighted-average number of common shares outstanding	14,389	14,381	14,389	14,371

Comprehensive loss:
Net loss	$(1,035)	$(678)	$(1,938)	$(146)
Foreign currency translation adjustments	(189)	(168)	(631)	(289)

Comprehensive loss	$(1,224)	$(846)	$(2,569)	$(435)

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	June 30, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,806	$2,647
Trade accounts receivable, net of allowance for doubtful accounts of $95 and $95, respectively	7,838	9,291
Other accounts receivable	71	96
Inventory	3,794	6,637
Prepaid assets	2,078	2,025

Total current assets	16,587	20,696
Property and equipment, net	175	156
Other assets	233	129

Total assets	$16,995	$20,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,395	$4,398
Accrued expenses	1,774	2,343

Total current liabilities	5,169	6,741

Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized (no shares issued and outstanding)	—	—
Common stock, $0.001 par value, 40,000 shares authorized; 14,389 and 14,389 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	14	14
Additional paid-in capital common stock	33,014	32,859
Accumulated other comprehensive loss	(2,223)	(1,592)
Accumulated deficit	(18,979)	(17,041)

Total stockholders’ equity	11,826	14,240

Total liabilities and stockholders’ equity	$16,995	$20,981

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,938)	$(146)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	43	48
Provision for obsolete inventory	(98)	(120)
Stock-based compensation	155	103
(Increase) decrease in:
Trade accounts receivable	1,453	6,694
Other accounts receivable	25	(1)
Inventory	2,941	(854)
Prepaid assets	(53)	476
Other assets	(104)	(23)
Decrease in:
Accounts payable	(1,003)	(1,876)
Accrued expenses	(569)	(164)

Net cash provided by operating activities	852	4,137

Cash flows from investing activities:
Purchase of property and equipment	(62)	(102)

Net cash used in investing activities	(62)	(102)

Cash flows from financing activities:
Borrowings on line of credit	938	4,460
Repayments on line of credit	(938)	(7,185)
Cash received from exercise of stock options	—	24

Net cash used in financing activities	—	(2,701)

Effect of exchange rate changes on cash	(631)	(289)

Net increase in cash and cash equivalents	159	1,045
Cash and cash equivalents, beginning of period	2,647	1,464

Cash and cash equivalents, end of period	$2,806	$2,509

Cash paid for interest	$122	$245
Cash paid for income taxes	$—	$—

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Condensed Notes to Consolidated Financial Statements

June 30, 2016

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

In the opinion of management, these unaudited consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly present the Company’s results of operations, financial position and cash flows as of June 30, 2016 and for all periods presented. The results reported in these consolidated financial statements for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full fiscal year of 2016 or for any future period.

NOTE 2. Stock-Based Compensation

The Company has two stock-based compensation plans: the 2006 Equity Incentive Plan (“2006 Plan”) and the 2015 Equity Incentive Plan (“2015 Plan”), both of which were approved by our stockholders. As of June 30, 2016, options to purchase 832,000 and 290,000 shares were outstanding under the 2006 Plan and the 2015 Plan, respectively, and a total of 1,033,000 shares were available for grant under the 2015 Plan. No options are available for grant under the 2006 Plan.

The Company’s stock options vest on an annual or a monthly basis. Stock options generally are exercisable for up to seven years after grant, subject to continued employment or service. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Such amount may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three and six months ended June 30, 2016, we recorded an expense of $78,000 and $155,000, respectively, related to options previously granted. During the three and six months ended June 30, 2015, we recorded an expense of $52,000 and $103,000, respectively, related to options previously granted. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference that results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

During the six months ended June 30, 2016, the Company did not grant any stock options. As of June 30, 2016, there was $239,000 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over the remaining weighted-average period of 1.24 years. During the six months ended June 30, 2015, the Company granted a stock option for 20,000 shares. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.86% based on the U.S. Treasury yields in effect at the time of grant; expected dividend yield of 0% as the Company has not, and does not intend to, declare dividends; and an expected life of 6 years based upon the historical life of options. The expected volatility used in the calculation was 96.6% based on the Company’s historical stock price fluctuations for a period matching the expected life of the option.

A summary of option activity under both the 2006 Plan and the 2015 Plan as of June 30, 2016 and changes during the six months then ended is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life in Years
Outstanding at December 31, 2015	1,257	$1.04	4.51
Granted	—	$—
Exercised	—	$—
Expired	(108)	$0.51
Forfeited	(27)	$2.14

Outstanding at June 30, 2016	1,122	$1.06	4.36

Vested and expected to vest	1,071	$1.04	4.30
Exercisable at June 30, 2016	845	$0.92	3.79

A summary of the status of the Company’s non-vested options at June 30, 2016 and changes during the six months then ended is presented below (shares in thousands):

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2015	450	$1.16
Granted	—	$—
Vested	(145)	$1.12
Forfeited	(27)	$1.66

Non-vested at June 30, 2016	278	$1.13

The Company’s share-based compensation is classified in the same expense line item as cash compensation. Information about share-based compensation included in the unaudited results of operations for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Officer compensation	$33	$24	$66	$47
Non-employee directors	16	11	32	22
Sales, general and administrative	29	17	57	34

Total stock option/warrant expense, included in total operating expenses	$78	$52	$155	$103

NOTE 3. Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share are computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common share equivalents are excluded from the computation if their effect is anti-dilutive. The Company’s common share equivalents consist of stock options.

Common shares from the potential exercise of certain options are excluded from the computation of diluted earnings (loss) per share if their exercise prices are greater than the Company’s average stock price for the period. For both the three and six month periods ended June 30, 2016, the number of such shares excluded was 551,000. For both the three and six month periods ended June 30, 2015, the number of such shares excluded was 20,000. In addition, because their effect would have been anti-dilutive, common shares from exercise of 571,000 in-the-money options for both the three and six month periods ended June 30, 2016 have been excluded from the computation of net loss per share. For the three and six month periods ended June 30, 2015, the number of such shares excluded were 550,000 and 466,000, respectively.

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2015 remain open to examination or re-examination. As of June 30, 2016, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or results of operations. For the three and six months ended June 30, 2016, deferred income tax assets and the corresponding valuation allowance increased by $500,000 and $592,000, respectively.

NOTE 5. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories. The Company records a reserve against inventories to account for obsolescence and possible price concessions required to liquidate inventories below cost. During the six months ended June 30, 2016, the inventory reserve balance was decreased by $98,000. As of June 30, 2016 and December 31, 2015, the inventory reserve was $178,000 and $276,000, respectively. From time to time, the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of June 30, 2016 and December 31, 2015, the prepaid inventory balances were $1,351,000 and $1,232,000, respectively, which are included in prepaid assets in the accompanying consolidated balance sheets. Inventory consists of the following (in thousands):

	June 30, 2016 (unaudited)	December 31, 2015 (audited)
Finished goods	$3,972	$6,913
Inventory reserve	(178)	(276)

Net inventory	$3,794	$6,637

NOTE 6. Property and Equipment

Property and equipment are primarily located in the United States and China and consisted of the following as of the dates presented (in thousands):

	June 30 2016 (unaudited)	December 31, 2015 (audited)
Machinery and equipment	$384	$322
Tooling and molds	—	58
Furniture and fixtures	164	164

Subtotal	548	544
Less accumulated depreciation	(373)	(388)

Total	$175	$156

Depreciation expense for the three and six months ended June 30, 2016 was $22,000 and $43,000, respectively, and for the three and six months ended June 30, 2015 was $26,000 and $48,000, respectively.

NOTE 7. Accrued Expenses

As of June 30, 2016 and December 31, 2015, accrued expenses consisted of the following (in thousands):

	June 30, 2016 (unaudited)	December 31, 2015 (audited)
Accrued product costs	$449	$465
Accrued coop advertising	143	567
Accrued vacation pay	208	217
Income taxes payable	99	109
Other accruals	875	985

Total	$1,774	$2,343

NOTE 8. Line of Credit

On March 27, 2014, the Company entered into a Loan and Security Agreement and an attendant Intellectual Property Security Agreement (collectively the “Agreement”) with Silicon Valley Bank (“SVB”), pursuant to which the Company could borrow up to $2 million based upon both its domestic and foreign eligible accounts receivable multiplied by an advance rate of 80% and 70%, respectively, with eligibility determined in accordance with the Agreement (the “Credit Facility”). The Credit Facility is secured by substantially all of the Company’s assets. Borrowings under the Credit Facility bear interest based on the face amount of the financed receivables at the prime rate plus 4.5% for domestic receivables and 3.53% for foreign receivables. On August 4, 2015, the Credit Facility, which contains representations and warranties, affirmative, restrictive and financial covenants, and events of default which are customary for credit facilities of this type, was amended to increase the availability of borrowings under the Credit Facility to $7 million. At June 30, 2016, the Company was in compliance with all covenants, no amounts were drawn against the Credit Facility and $7 million was available for borrowing under the credit line. The maturity date of the Credit Facility is September 27, 2017.

NOTE 9. Foreign Exchange Hedging Facility

On January 14, 2016, the Company entered into an Agreement for Purchase and Sale of Foreign Securities (the “FS Agreement”) with SVB. Under the FS Agreement, the Company and SVB can enter into foreign currency spot contracts, forward contracts, forward window contracts and options to manage the Company’s foreign currency risk. On January 20, 2016, the Company entered into forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risk of the Mexican Peso inherent in its forecasted net sales and cash collections from customers in Mexico. The hedges matured on a monthly basis through June 30, 2016. Changes in the fair value of the hedges were initially recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity in the Consolidated Balance Sheet and subsequently reclassified into earnings as other income (loss) on the Consolidated Statement of Operations and Comprehensive Income (Loss) in the period in which the hedge matured. During the three and six months ended June 30, 2016, the Company recorded losses of $157,000 and $325,000, respectively, on forward contracts that matured during the periods. No additional forward contracts were entered into during the three months ended June 30, 2016, and no such contracts were outstanding at June 30, 2016.

NOTE 10. Recent Accounting Pronouncements

Issued (Not adopted yet):

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance requires that entities disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting revenue gross versus net),” which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing,” which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients,” which provides narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and permits early adoption on a limited basis. The update permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating this new guidance to determine the impact it will have on its consolidated financial statements as well as the expected adoption method.

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

Other accounting standards updates effective after June 30, 2016 are not expected to have a material effect on our consolidated financial statements.

NOTE 11. Geographic Information

The Company currently operates in one business segment. Fixed assets are principally located in Company or third-party facilities in the United States and Asia. The unaudited net sales by geographical area for the three and six months ended June 30, 2016 and 2015 were (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Central America	$4,345	$1,474	$7,980	$4,772
South America	794	3,188	2,413	6,365
Mexico	4,459	2,138	6,241	5,933
U.S.-based Latin American distributors	2,175	2,571	3,745	5,833
United States	353	1,574	1,157	2,559

Total	$12,126	$10,945	$21,536	$25,462

The Company will cease offering its products in the United States by September 30, 2016 due to a decline in United States products sales as well as the costs of patent litigation associated with the Company’s sales in the United States (see Note 12).

NOTE 12. Commitments and Contingencies

Blue Spike Litigation

On October 8, 2013, Blue Spike, LLC (“Blue Spike”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that certain of our products infringe claims of U.S. Patent No. 5,745,569. Blue Spike is seeking recovery of unspecified monetary damages. On February 10, 2014 we filed an answer with the Court stating that we do not infringe and setting forth multiple defenses. A scheduling conference was held on July 31, 2015 and a Markman Hearing was held on February 10, 2016. On May 16, 2016, the court issued its ruling in the Markman Hearing and ruled on each term of the claim construction in favor of the Company. Mediation talks are expected to be scheduled soon, and the trial is scheduled for January 23, 2017. On November 19, 2015, Blue Spike filed an additional patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that certain of our products infringe claims of U.S. Patent No. 8,930,719. The Company was served with this lawsuit on February 12, 2016, and it is expected that the two lawsuits will be consolidated into one by the Court. We do not believe we infringe the Blue Spike patents and intend to defend ourselves vigorously. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to these lawsuits at this time.

Morpho Komodo Litigation

On June 19, 2015, Morpho Komodo LLC (“Morpho Komodo”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that certain of our products infringe claims of U.S. Patents No. 7,350,078, No. 7,725,725 and No. 8,429,415. Morpho Komodo was seeking injunctive relief as well as the recovery of unspecified monetary damages. On May 25, 2016 we entered into a Settlement and License Agreement with Morpho Komodo whereby we denied any wrongdoing and received a fully paid up and perpetual license to four Morpho Komodo patents in exchange for an immaterial one-time cash payment. The lawsuit was dismissed with prejudice.

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

At June 30, 2016 and December 31, 2015, we did not have any material applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.

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

The Company determined that will cease offering its products in the United States by September 30, 2016 due to a decline in United States products sales as well as the costs of patent litigation associated with the Company’s sales in the United States (see Part II, Item 1 – Legal Proceedings).

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.4%	85.3%	89.2%	83.7%

Gross profit	9.6%	14.7%	10.8%	16.3%
Selling, general and administrative expenses	16.3%	20.2%	17.7%	16.1%

Operating income (loss)	(6.7%)	(5.5%)	(6.9%)	0.2%
Other income (expense):
Other income (expense)	(1.3%)	0.0%	(1.5%)	0.0%
Interest, net	(0.5%)	(0.7%)	(0.6%)	(0.8%)

Loss before income taxes	(8.5%)	(6.2%)	(9.0%)	(0.6%)
Provision for income taxes	0.0%	0.0%	0.0%	0.0%

Net loss	(8.5%)	(6.2%)	(9.0%)	(0.6%)

Three months ended June 30, 2016 compared with three months ended June 30, 2015

Net Sales

For the three months ended June 30, 2016, our net sales amounted to $12,126,000, an increase of $1,181,000, or 11%, from $10,945,000 in the same period last year. Sales to customers in Central America almost tripled, driven by significant sales to a large carrier customer there, and sales to big box retailers in Mexico more than doubled. However, these increases were partially offset by the absence of sales to a large carrier customer in South America that we moved away from in the second half of 2015 and decreased sales to U.S. customers. We shipped approximately 453,000 units in the second quarter of 2016, an increase of 30%, compared to the second quarter of 2015. Partially offsetting the growth in unit shipments, our average unit selling price decreased by 13%, reflecting significant price cutting during the quarter.

Gross Profit and Gross Margin

For the three months ended June 30, 2016, our gross profit amounted to $1,157,000, a decrease of $451,000, or 28%, from $1,608,000 in the same period last year. Our gross profit margin for the three months ended June 30, 2016 was 9.6%, down significantly from 14.7% in the same period last year. The margin erosion was caused by the sale of a significant amount of inventory at deeply discounted prices in order to liquidate aging products in an extremely competitive market environment.

Operating Expenses

For the three months ended June 30, 2016, total operating expenses amounted to $1,973,000, a decrease of $232,000, or 11%, from $2,205,000 in the same period last year. Decreased marketing and selling expenses were partially offset by increased legal fees, certification, licensing and other general and administrative expenses.

Other Income (Expense)

In the three months ended June 30, 2016, other expense of $156,000 consisted primarily of losses on forward exchange contracts entered into in January 2016 to hedge currency exposure against the Mexican peso. We had no similar activities in the second quarter of 2015. In the three months ended June 30, 2016 and 2015, interest expense of $63,000 and $81,000, respectively, related to borrowings against our bank line of credit and interest bearing vendor credit.

Provision for Income Taxes

Because of our prior operating losses, our tax provisions for the three months ended June 30, 2016 and 2015 were nil.

Six months ended June 30, 2016 compared with six months ended June 30, 2015

Net Sales

For the six months ended June 30, 2016, our net sales amounted to $21,536,000, a decrease of $3,926,000, or 15%, from $25,462,000 in the same period last year. The largest decrease of $5.6 million came from the absence of sales to two carrier customers in South and Central America that we moved away from in the second half of 2015. In addition, sales to Miami-based distributors selling to Latin American customers declined by $2.1 million and sales to U.S. customers declined by $1.4 million compared to the prior year period. These decreases were partially offset by increased sales aggregating $5.1 million to two other carrier customers in Central America. In terms of units, we shipped approximately 707,000 units in the first six months of 2016, a decrease of 12%, compared to the first six months of 2015. Our average unit selling price decreased by 3%, reflecting significant price discounting in the first six months of 2016.

Gross Profit and Gross Margin

For the six months ended June 30, 2016, our gross profit amounted to $2,335,000, a decrease of $1,827,000, or 44%, from $4,162,000 in the same period last year. Our gross profit margin for the six months ended June 30, 2016 was 10.8%, down significantly from 16.3% in the same period last year. These reductions were caused by a combination of pricing pressure in a more competitive market environment and the sale of a significant amount of inventory at deeply discounted prices in order to liquidate aging products.

Operating Expenses

For the six months ended June 30, 2016, total operating expenses amounted to $3,830,000, a decrease of $271,000, or 7%, from $4,101,000 in the same period last year. Decreased marketing and selling expenses were partially offset by increased legal fees, certification, licensing and other general and administrative expenses.

Other Income (Expense)

In the six months ended June 30, 2016, other expense of $321,000 consisted primarily of losses on forward exchange contracts entered into in January 2016 to hedge currency exposure against the Mexican peso. We had no similar activities in the first six months of 2015. In the six months ended June 30, 2016 and 2015, interest expense of $119,000 and $204,000, respectively, related to borrowings against our bank line of credit and interest bearing vendor credit.

Provision for Income Taxes

Because of our prior operating losses, our tax provisions for the six months ended June 30, 2016 and 2015 were nominal.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies, most importantly the Mexican peso, to the U.S. dollar affect our financial results and financial position. With the exception of Mexico, all other sales are denominated in U.S. dollars. The strength of the U.S. dollar versus the peso has resulted in assets and liabilities denominated in pesos at our Mexican subsidiary being translated into less dollars in our consolidated financial statements. During the period from January 1, 2015 through June 30, 2016, the dollar appreciated 25.7% against the peso. For the six months ended June 30, 2016, we recorded a foreign currency loss of $631,000 in our Consolidated Statement of Comprehensive Loss, and the balance in our accumulated other comprehensive loss account on our Consolidated Balance Sheet at June 30, 2016 was $2,223,000.

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

In the six months ended June 30, 2016, our cash balances increase by $159,000 compared to December 31, 2015. We generated $4.4 million from reductions in receivables and inventories during that period. These inflows were substantially offset by $1.8 million used to fund our net loss adjusted for non-cash items, $1.6 million to reduce accounts payable and accrued expenses and $0.8 million to fund currency exchange losses and other items.

As of June 30, 2016, we had $2.8 million of cash and cash equivalents, $11.4 million of net working capital and no funded debt.

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

Interest Rates

We are exposed to market risk from changes in interest rates on balances outstanding under our bank line of credit. At June 30, 2016, however, we had no amounts outstanding under the line.

We are also exposed to market risk from changes in interest rates on balances owed to certain of our manufacturing vendors. At June 30, 2016, we owed $3.0 million to these vendors which could be affected by changes in short-term interest rates. The interest rates at June 30, 2016 ranged from 4.0% to 6.0%, were negotiated individually with each vendor and were not tied to any particular index. For every 1% increase in the negotiated rate, our interest expense would increase by $30,000, assuming the same $3.0 million remained outstanding for the entire year.

Foreign Exchange and Other Risks

All of our sales transactions are denominated in U.S. dollars with the exception of sales to certain customers in Mexico, which are priced in pesos. At June 30, 2016 and December 31, 2015, foreign currency cash accounts in Mexican pesos amounted to $203,000 and $1,414,000, respectively. Also, at June 30, 2016 and December 31, 2015, accounts receivable denominated in Mexican pesos amounted to $3,816,000 and $3,134,000, respectively. Product costs and the majority of our operating expenses are denominated in U.S. dollars. However, lease expenses and certain other immaterial operating costs of our China quality control team are denominated in Chinese Yuan Renminbi, and payroll and operating expenses of our employees in Mexico are denominated in Mexican pesos. See Note 9 to our consolidated financial statements in this report for information regarding our foreign exchange hedging facility, which we have used to try to reduce some of our peso currency risk.

Foreign currency risks are associated with our cash, receivables, payroll and payables denominated in foreign currencies. Fluctuations in exchange rates can result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income (expense) in our consolidated statements of operations. For the six months ended June 30, 2016, losses of $325,000 on foreign exchange forward contracts used to protect against the exchange rate risk of the Mexican Peso are included in other income (expense). Losses during the six months ended June 30, 2015 were nominal. During the six months ended June 30, 2016 and 2015, foreign exchange translation losses from our Mexican subsidiary were $631,000 and $289,000.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our second quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Blue Spike Litigation

On October 8, 2013, Blue Spike, LLC (“Blue Spike”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that certain of our products infringe claims of U.S. Patent No. 5,745,569. Blue Spike is seeking recovery of unspecified monetary damages. On February 10, 2014 we filed an answer with the Court stating that we do not infringe and setting forth multiple defenses. A scheduling conference was held on July 31, 2015 and a Markman Hearing was held on February 10, 2016. On May 16, 2016, the court issued its ruling in the Markman Hearing and ruled on each term of the claim construction in favor of the Company. Mediation talks are expected to be scheduled soon, and the trial is scheduled for January 23, 2017. On November 19, 2015, Blue Spike filed an additional patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that certain of our products infringe claims of U.S. Patent No. 8,930,719. The Company was served with this lawsuit on February 12, 2016, and it is expected that the two lawsuits will be consolidated into one by the Court. We do not believe we infringe the Blue Spike patents and intend to defend ourselves vigorously. Due to the inherent uncertainty of litigation, we cannot identify probable or estimable damages related to these lawsuits at this time.

Morpho Komodo Litigation

On June 19, 2015, Morpho Komodo LLC (“Morpho Komodo”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that certain of our products infringe claims of U.S. Patents No. 7,350,078, No. 7,725,725 and No. 8,429,415. Morpho Komodo was seeking injunctive relief as well as the recovery of unspecified monetary damages. On May 25, 2016 we entered into a Settlement and License Agreement with Morpho Komodo whereby we denied any wrongdoing and received a fully paid up and perpetual license to four Morpho Komodo patents in exchange for an immaterial one-time cash payment. The lawsuit was dismissed with prejudice.

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

Our three largest customers in the three months ended June 30, 2016 represented 27%, 17% and 16%, respectively, of our net sales during that period, and 6%, 22% and 17%, respectively, of our accounts receivable at June 30, 2016. The markets we serve and are targeting for future business are subject to significant price competition and other competitive pressures, and our current customers are not contractually obligated to purchase products from us. For these and other reasons, our customers may seek to obtain products or services from us at lower prices than we have been able to charge in the past, and they could terminate our relationship or reduce their purchases from us in favor of lower-priced or other alternatives. In addition, we have experienced losses of certain customers through industry or vendor consolidation, a trend that may increase in our markets and in the ordinary course of business. The further loss of any of our principal customers, the default by these customers on the amounts they owe us, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity.

We reported a net loss for the six months ended June 30, 2016 and for the full year 2015, we were only marginally profitable in the full year 2014 and had a comprehensive loss for 2014 due to foreign currency translation losses, and we experienced net losses for many years prior to that. If we are unable to achieve sustained profitability, our business may not be financially viable.

For the six months ended June 30, 2016, we reported a net loss of $1,938,000 and a comprehensive loss of $2,569,000. For the full year ended December 31, 2015, we reported a net loss of $1,243,000 and a comprehensive loss of $2,109,000. For the full year ended December 31, 2014, we reported net income of $261,000 and a comprehensive loss of $447,000. Prior to that, we reported seven consecutive loss years with an aggregate net loss of $22.7 million. As of June 30, 2016, our cash balance was $2.8 million, and we had net working capital of $11.4 million and no outstanding funded debt. While we are working to expand our customer base to regain and maintain profitability, if we do not succeed, our business may not be sustainable in the future.

The majority of our revenues are, and for the near future will likely continue to be, generated outside of the United States, in countries that may have volatile currencies or other risks.

The vast majority of our sales activities are conducted in territories and countries outside of the United States, primarily in Latin America. The majority of our sales transactions in Latin America are denominated in U.S. Dollars and therefore may be impacted by changes in the strength of the U.S. Dollar relative to the foreign economies where we conduct business. Sales transactions in Mexico are denominated in the Mexican Peso, which has been a very volatile currency in relation to the U.S. Dollar and resulted in a $2.2 million accumulated other comprehensive loss on our balance sheet at June 30, 2016. Further, the fact that we sell all of our products into, and have developed and manufactured products in, a number of territories and countries other than the United States exposes us to, among other things, increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater and more unpredictable inflationary and currency pressures, labor risks and shipping delays. Changes may occur in social, political, regulatory (including tax) and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products. United States laws and regulations relating to investment and trade in foreign countries could also change to our detriment. We are particularly exposed to the fact that all our manufacturing sources are in China, which may change its own policies on business and foreign investment in companies there. Any of these factors could have material adverse effects on our business and operations. Also, because we purchase and sell products primarily in U.S. Dollars, fluctuations in currency exchange rates could reduce demand for products sold in U.S. Dollars. We cannot predict the effect that future exchange rate fluctuations will have on our operating results or financial position. Although we periodically engage in currency hedging transactions related to our sales to customers in Mexico, such transactions have in the past, and may in the future, result in significant additional financial risks, including increased costs and losses.

The market for our common stock is volatile and our stock price could decline.

The stock market in general, including the market for telecommunications-related stocks in particular, has been highly volatile. The market price of our common stock has fluctuated between $3.25 and $0.66 from January 1, 2015 through August 2, 2016 and is likely to remain volatile. Investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial loss on their investment. In addition, an active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares.

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

Item 6.	Exhibits

Exhibit Number	Description of Exhibit

10.1	Fifth Amendment to Loan and Security Agreement dates as of May 20, 2016 between Silicon Valley Bank and InfoSonics Corporation (incorporated by reference to Exhibit 10.21 of the Company’s Current Report on Form 8-K, filed on May 23, 2016).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfoSonics Corporation

Date: August 5, 2016	By:	/S/ JOSEPH RAM
Joseph Ram
President and Chief Executive Officer

Date: August 5, 2016	By:	/S/ VERNON A. LOFORTI
Vernon A. LoForti
Vice President and Chief Financial Officer