Form 10-Q
period 2016-09-30
INFOSONICS Corp
filed 2016-11-10
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 9, 2016, the Registrant had 14,388,728 shares outstanding of its $0.001 par value common stock.

InfoSonics Corporation

FORM 10-Q

For quarterly period ended September 30, 2016

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$8,989	$12,179	$30,525	$37,641
Cost of sales	8,105	10,178	27,306	31,478
Gross profit	884	2,001	3,219	6,163
Selling, general and administrative expenses	1,775	2,084	5,605	6,185
Operating loss	(891)	(83)	(2,386)	(22)
Other expense:
Other expense	—	—	(321)	—
Interest, net	(54)	(55)	(173)	(259)
Loss before provision for income taxes	(945)	(138)	(2,880)	(281)
Provision for income taxes	—	—	(3)	(3)
Net loss	$(945)	$(138)	$(2,883)	$(284)
Net loss per share (basic and diluted)	$(0.07)	$(0.01)	$(0.20)	$(0.02)
Basic and diluted weighted-average number of common shares outstanding	14,389	14,388	14,389	14,377
Comprehensive loss:
Net loss	$(945)	$(138)	$(2,883)	$(284)
Foreign currency translation adjustments	(220)	(545)	(851)	(834)
Comprehensive loss	$(1,165)	$(683)	$(3,734)	$(1,118)

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30, 2016	December 31, 2015
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,689	$2,647
Trade accounts receivable, net of allowance for doubtful accounts of $114 and $95, respectively	7,525	9,291
Other accounts receivable	71	96
Inventory	4,726	6,637
Prepaid assets	1,982	2,025
Total current assets	15,993	20,696
Property and equipment, net	153	156
Other assets	312	129
Total assets	$16,458	$20,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,730	$4,398
Accrued expenses	2,357	2,343
Line of credit	640	—
Total current liabilities	5,727	6,741
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized (no shares issued and outstanding)	—	—
Common stock, $0.001 par value, 40,000 shares authorized; 14,389 and 14,389 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	14	14
Additional paid-in capital common stock	33,084	32,859
Accumulated other comprehensive loss	(2,443)	(1,592)
Accumulated deficit	(19,924)	(17,041)
Total stockholders’ equity	10,731	14,240
Total liabilities and stockholders’ equity	$16,458	$20,981

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,883)	$(284)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	65	73
Provision for obsolete inventory	(98)	(113)
Provision for bad debts	19	—
Stock-based compensation	225	156
(Increase) decrease in:
Trade accounts receivable	1,747	5,382
Other accounts receivable	25	(24)
Inventory	2,009	(959)
Prepaid assets	43	474
Other assets	(183)	(59)
Increase (decrease) in:
Accounts payable	(1,668)	53
Accrued expenses	14	(460)
Net cash provided by (used in) operating activities	(685)	4,239
Cash flows from investing activities:
Purchase of property and equipment	(62)	(111)
Net cash used in investing activities	(62)	(111)
Cash flows from financing activities:
Borrowings on line of credit	1,578	4,460
Repayments on line of credit	(938)	(7,185)
Cash received from exercise of stock options	—	27
Net cash provided by (used in) financing activities	640	(2,698)
Effect of exchange rate changes on cash	(851)	(834)
Net increase (decrease) in cash and cash equivalents	(958)	596
Cash and cash equivalents, beginning of period	2,647	1,464
Cash and cash equivalents, end of period	$1,689	$2,060
Cash paid for interest	$185	$287
Cash paid for income taxes	$—	$—

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Condensed Notes to Consolidated Financial Statements

September 30, 2016

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

In the opinion of management, these unaudited consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly present the Company’s results of operations, financial position and cash flows as of September 30, 2016 and for all periods presented. The results reported in these consolidated financial statements for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full fiscal year of 2016 or for any future period.

NOTE 2. Stock-Based Compensation

The Company has two stock-based compensation plans: the 2006 Equity Incentive Plan (“2006 Plan”) and the 2015 Equity Incentive Plan (“2015 Plan”), both of which were approved by our stockholders. As of September 30, 2016, options to purchase 814,000 and 277,000 shares were outstanding under the 2006 Plan and the 2015 Plan, respectively, and a total of 1,064,000 shares were available for grant under the 2015 Plan. No options are available for grant under the 2006 Plan.

The Company’s stock options vest on an annual or a monthly basis. Stock options generally are exercisable for up to seven years after grant, subject to continued employment or service. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Such amount may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three and nine months ended September 30, 2016, we recorded an expense of $70,000 and $225,000, respectively, related to options previously granted. During the three and nine months ended September 30, 2015, we recorded an expense of $54,000 and $156,000, respectively, related to options previously granted. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference that results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

During the nine months ended September 30, 2016, the Company did not grant any stock options. As of September 30, 2016, there was $176,000 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over the remaining weighted-average period of 1.06 years. During the nine months ended September 30, 2015, the Company granted a stock option for 20,000 shares. The fair value of the option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.86% based on the U.S. Treasury yields in effect at the time of grant; expected dividend yield of 0% as the Company has not, and does not intend to, declare dividends; and an expected life of 6 years based upon the historical life of options. The expected volatility used in the calculation was 96.6% based on the Company’s historical stock price fluctuations for a period matching the expected life of the option.

A summary of option activity under both the 2006 Plan and the 2015 Plan as of September 30, 2016 and changes during the nine months then ended is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life in Years
Outstanding at December 31, 2015	1,257	$1.04	4.51
Granted	—	$—
Exercised	—	$—
Expired	(108)	$0.51
Forfeited	(58)	$1.81
Outstanding at September 30, 2016	1,091	$1.05	4.07
Vested and expected to vest	1,051	$1.03	4.03
Exercisable at September 30, 2016	884	$0.94	3.65

A summary of the status of the Company’s non-vested options at September 30, 2016 and changes during the nine months then ended is presented below (shares in thousands):

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2015	450	$1.16
Granted	—	$—
Vested	(211)	$1.10
Forfeited	(31)	$1.59
Non-vested at September 30, 2016	208	$1.15

The Company’s share-based compensation is classified in the same expense line item as cash compensation. Information about share-based compensation included in the unaudited results of operations for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Officer compensation	$33	$24	$99	$70
Non-employee directors	16	11	48	34
Sales, general and administrative	21	19	78	52
Total stock option/warrant expense, included in total operating expenses	$70	$54	$225	$156

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

Common shares from the potential exercise of certain options are excluded from the computation of diluted earnings (loss) per share if their exercise prices are greater than the Company’s average stock price for the period. For the three and nine month periods ended September 30, 2016, the number of such shares excluded was 908,000 and 530,000, respectively. For both the three and nine month periods ended September 30, 2015, the number of such shares excluded was 20,000. In addition, because their effect would have been anti-dilutive, common shares from exercise of 183,000 and 562,000 in-the-money options for the three and nine month periods ended September 30, 2016, respectively, have been excluded from the computation of net loss per share. For both the three and nine month periods ended September 30, 2015, the number of such shares excluded was 942,000.

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2015 remain open to examination or re-examination. As of September 30, 2016, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or results of operations. For the three and nine months ended September 30, 2016, deferred income tax assets and the corresponding valuation allowance increased by $164,000 and $756,000, respectively.

NOTE 5. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories. The Company records a reserve against inventories to account for obsolescence and possible price concessions required to liquidate inventories below cost. During the nine months ended September 30, 2016, the inventory reserve balance was decreased by $98,000. As of September 30, 2016 and December 31, 2015, the inventory reserve was $178,000 and $276,000, respectively. From time to time, the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of September 30, 2016 and December 31, 2015, the prepaid inventory balances were $1,169,000 and $1,232,000, respectively, which are included in prepaid assets in the accompanying consolidated balance sheets. Inventory consists of the following (in thousands):

	September 30, 2016 (unaudited)	December 31, 2015 (audited)
Finished goods	$4,904	$6,913
Inventory reserve	(178)	(276)
Net inventory	$4,726	$6,637

NOTE 6. Property and Equipment

Property and equipment are primarily located in the United States and China and consisted of the following as of the dates presented (in thousands):

	September 30, 2016 (unaudited)	December 31, 2015 (audited)
Machinery and equipment	$384	$322
Tooling and molds	—	58
Furniture and fixtures	164	164
Subtotal	548	544
Less accumulated depreciation	(395)	(388)
Total	$153	$156

Depreciation expense for the three and nine months ended September 30, 2016 was $22,000 and $65,000, respectively, and for the three and nine months ended September 30, 2015 was $25,000 and $73,000, respectively.

NOTE 7. Accrued Expenses

As of September 30, 2016 and December 31, 2015, accrued expenses consisted of the following (in thousands):

	September 30, 2016 (unaudited)	December 31, 2015 (audited)
Accrued product costs	$845	$465
Accrued coop advertising	158	567
Accrued vacation pay	194	217
Income taxes payable	99	109
Other accruals	1,061	985
Total	$2,357	$2,343

NOTE 8. Line of Credit

On March 27, 2014, the Company entered into a Loan and Security Agreement and an attendant Intellectual Property Security Agreement (collectively the “Agreement”) with Silicon Valley Bank (“SVB”), pursuant to which the Company could borrow up to $2 million based upon both its domestic and foreign eligible accounts receivable multiplied by an advance rate of 80% and 70%, respectively, with eligibility determined in accordance with the Agreement (the “Credit Facility”). The Credit Facility is secured by substantially all of the Company’s assets. Borrowings under the Credit Facility bear interest based on the face amount of the financed receivables at the prime rate plus 4.5% for domestic receivables and 3.53% for foreign receivables. On August 4, 2015, the Credit Facility, which contains representations and warranties, affirmative, restrictive and financial covenants, and events of default which are customary for credit facilities of this type, was amended to increase the availability of borrowings under the Credit Facility to $7 million. On August 23, 2016, the Credit Facility was amended to reduce the borrowing availability to $3 million. On October 6, 2016, the Credit Facility was further amended to add a $2 million sublimit to enable the Company to borrow U.S. dollars at a 70% advance rate against its Mexican Peso deposits with SVB. Borrowings under this sublimit bear interest at the prime rate. At September 30, 2016, the Company was in compliance with all covenants, $640,000 was drawn against the Credit Facility and $2,360,000 was available for borrowing under the credit line. The maturity date of the Credit Facility is September 27, 2017.

NOTE 9. Foreign Exchange Hedging Facility

On January 14, 2016, the Company entered into an Agreement for Purchase and Sale of Foreign Securities (the “FS Agreement”) with SVB. Under the FS Agreement, the Company and SVB can enter into foreign currency spot contracts, forward contracts, forward window contracts and options to manage the Company’s foreign currency risk. On January 20, 2016, the Company entered into forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risk of the Mexican Peso inherent in its forecasted net sales and cash collections from customers in Mexico. The hedges matured on a monthly basis through June 30, 2016. Changes in the fair value of the hedges were initially recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity in the Consolidated Balance Sheet and subsequently reclassified into earnings as other income (loss) on the Consolidated Statement of Operations and Comprehensive Income (Loss) in the period in which the hedge matured. During the nine months ended September 30, 2016, the Company recorded $325,000 of losses on forward contracts that matured during the period. No losses were recorded during the three months ended September 30, 2016, and no such contracts were outstanding at September 30, 2016.

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

Other accounting standards updates effective after September 30, 2016 are not expected to have a material effect on our consolidated financial statements.

NOTE 11. Geographic Information

The Company currently operates in one business segment. Fixed assets are principally located in Company or third-party facilities in the United States and Asia. The unaudited net sales by geographical area for the three and nine months ended September 30, 2016 and 2015 were (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Central America	$1,733	$1,797	$9,713	$6,570
South America	1,143	2,246	3,556	8,611
Mexico	4,329	3,974	10,570	9,906
U.S.-based Latin American distributors	1,653	2,714	5,398	8,547
United States	131	1,448	1,288	4,007
Total	$8,989	$12,179	$30,525	$37,641

The Company ceased offering its products in the United States on September 30, 2016 due to a decline in United States products sales as well as the costs of patent litigation associated with the Company’s sales in the United States (see Note 12).

NOTE 12. Commitments and Contingencies

Blue Spike Litigation

On October 8, 2013, Blue Spike, LLC (“Blue Spike”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that certain of our products infringe claims of U.S. Patent No. 5,745,569. Blue Spike is seeking recovery of unspecified monetary damages. A Markman Hearing was held on February 10, 2016 and on May 16, 2016, the court ruled on each term of the claim construction in favor of the Company. On November 19, 2015, Blue Spike filed an additional patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that certain of our products infringe claims of U.S. Patent No. 8,930,719. The Company was served with this lawsuit on February 12, 2016. On September 7, 2016 we entered into a Settlement and Patent License Agreement with Blue Spike and related parties whereby we denied any wrongdoing and received a fully paid up and perpetual license to the two subject patents in exchange for an immaterial one-time cash payment.  The Company also received from Blue Spike a perpetual covenant not to sue the Company, its suppliers, customers or end users for future infringement by any of its products on the subject patents.  Furthermore, the Company received a standstill agreement from Blue Spike stating that it would not file any future claims against the Company asserting alleged infringement of “any” patent owned or held by Blue Spike unless and until the Company’s annual U.S. sales of specified wireless products exceed a defined threshold. The lawsuits were dismissed with prejudice.

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

At September 30, 2016 and December 31, 2015, we did not have any material applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.

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

This report contains “forward-looking statements,” including, without limitation, statements about customer relationships, marketing of our verykool ® products, sales levels, cost reductions, operating efficiencies, currency-related matters, profitability and adequacy of working capital, that are based on, among other things, current management knowledge and expectations and which involve certain risks and uncertainties. These risks and uncertainties, in whole or in part, could cause expectations to fail to be achieved and could have a material adverse effect on our business, financial condition and results of operations, and include, without limitation: (1) intense competition internationally, including competition from alternative business models, such as manufacturer-to-carrier sales, which may lead to reduced prices, lower sales, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages; (2) our ability to source our verykool® handsets and successfully introduce them into new markets; (3) our ability to have access to adequate capital to fund operations; (4) our ability to secure adequate supply of competitive products on a timely basis and on commercially reasonable terms; (5) foreign exchange rate fluctuations and/or devaluation of a foreign currency (most notably the Mexican peso) and our ability to effectively hedge for such fluctuations or devaluations, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, including, without limitation, the imposition, creation, increase or modification of tariffs, taxes, duties, levies and other charges and other related risks of our international operations which could significantly increase selling prices of our products to our customers and end-users and decrease profitability; (6) the ability to attract new sources of profitable business from expansion of products or services or risks associated with entry into new markets or expanding in existing markets, including geographies, products, services and big box retailers; (7) an interruption or failure of our information systems or subversion of access or other system controls, including private information, may result in a significant loss of business, assets, or competitive information; (8) significant changes in supplier terms and relationships or shortages in product supply; (9) loss of business from one or more significant customers; (10) customer and geographical accounts receivable concentration risk and other related risks; (11) rapid product improvement and technological change resulting in inventory obsolescence; (12) extended general economic downturn in world markets; (13) uncertain political and economic conditions internationally, including terrorist or military actions; (14) the loss of a key executive officer or other key employees and the integration of new employees; (15) changes in consumer demand for multimedia wireless handset products and features; (16) our failure to adequately adapt to industry changes and to manage potential growth and/or contractions; (17) seasonal buying patterns; (18) the resolution of any litigation for or against the Company, including regarding patents; and (19) the ability of the Company to generate taxable income and remain a viable, publicly listed business (including remaining listed on Nasdaq or traded otherwise) in future periods. These forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new or changing information, events or circumstances after the date of this release. We have instituted in the past, and continue to institute, changes to our strategies, operations and processes to address risks and uncertainties and to mitigate their impacts on our business, results of operations and financial condition. However, no assurances can be given that we will be successful in these efforts. For a further discussion of significant risk factors to consider, see “Risk Factors” below in this report and in “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K. In addition, other risks or uncertainties may be detailed from time to time in our future SEC filings.

Overview

We are a provider of wireless handsets, tablets and accessories to carriers, distributors and dealers in Latin America and the United States. We define, source and sell our proprietary line of products under the verykool ® brand (collectively referred to as our “ verykool ® products”). We first introduced our verykool ® brand in 2006 and verykool ® products include entry-level, mid-tier and high-end products. We source all our phones from independent design houses and original design manufacturers (“ODMs”). Based on our portfolio requirements, we provide our suppliers with required specifications, and, on selected models, provide the industrial design. We maintain personnel in China to monitor the performance of our suppliers and to conduct a rigorous system of quality control.

The Company ceased offering its products in the United States on September 30, 2016 due to a decline in United States products sales as well as the costs of patent litigation associated with the Company’s sales in the United States (see Part II, Item 1 – Legal Proceedings).

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.2%	83.6%	89.4%	83.6%
Gross profit	9.8%	16.4%	10.6%	16.4%
Selling, general and administrative expenses	19.7%	17.1%	18.4%	16.4%
Operating loss	-9.9%	-0.7%	-7.8%	0.0%
Other expense:
Interest, net	0.0%	0.0%	-1.0%	0.0%
Other expense	-0.6%	-0.4%	-0.6%	-0.7%
Loss before income taxes	-10.5%	-1.1%	-9.4%	-0.7%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%
Net loss	-10.5%	-1.1%	-9.4%	-0.7%

Three months ended September 30, 2016 compared with three months ended September 30, 2015

Net Sales

For the three months ended September 30, 2016, our net sales amounted to $8,989,000, a decrease of $3,190,000, or 26%, from $12,179,000 in the same period last year. Sales to U.S. customers declined by $1.3 million as we finalized our exit from that market.  Sales to customers in South America and to U.S.-based Latin American distributors each declined by $1.1 million.  Sales to big box retailers in Mexico increased by $355,000 and sales to customers in Central America declined by $64,000.  We shipped approximately 238,000 units in the third quarter of 2016, a decrease of 22%, compared to the third quarter of 2015. Our average unit selling price decreased by 5%, reflecting continued price pressure during the quarter.

Gross Profit and Gross Margin

For the three months ended September 30, 2016, our gross profit amounted to $884,000, a decrease of $1,117,000, or 56%, from $2,001,000 in the same period last year. Our gross profit margin for the three months ended September 30, 2016 was 9.8%, down significantly from 16.4% in the same period last year. The margin erosion was caused by a combination of continued price pressure and increasing costs from our manufacturers in China. The wireless industry is undergoing an unprecedented shakeup in its supply chain. Heretofore, the industry has grown accustomed to continuous quarterly cost decreases. But that has now changed. The proliferation of component suppliers in this ultra-competitive market has resulted in significant business failures and resultantly a loss of capacity.  The result is an environment of shortages of supply, rising prices and a race to secure component allocation. This issue is most apparent in display screens.  During the three months ended September 30, 2016, we honored our pricing on accepted customer purchase orders, and had to absorb the cost increases. We expect cost increases to accelerate in the fourth quarter of 2016, and we are now working with customers to increase prices and shorten the effectivity periods for price and product availability.  During this transition quarter, it is unclear what the impact will be on our gross profit and margins.  However, once the transition is complete, we ultimately anticipate that our gross margins in 2017 will likely improve.

Operating Expenses

For the three months ended September 30, 2016, total operating expenses amounted to $1,775,000, a decrease of $309,000, or 15%, from $2,084,000 in the same period last year. The decrease reflects expense reduction actions we implemented during the second quarter of 2016.  The largest decreases were in wages and benefits, marketing, travel and reduced sales commissions on the lower level of sales.  We took further expense reduction actions during the third quarter of 2016 which we believe will result in a further decrease in operating expenses during the fourth quarter of 2016.  In addition, we expect a significant reduction in legal fees as a result of the settlement of the patent litigation referred to in Note 12.

Other Income (Expense)

In the three months ended September 30, 2016 and 2015, interest expense of $54,000 and $55,000, respectively, related to borrowings against our bank line of credit and interest bearing vendor credit.

Provision for Income Taxes

Because of our prior operating losses, our tax provisions for the three months ended September 30, 2016 and 2015 were nil.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

Net Sales

For the nine months ended September 30, 2016, our net sales amounted to $30,525,000, a decrease of $7,116,000, or 19%, from $37,641,000 in the same period last year. The largest decrease of $5.4 million resulted from the decline of sales to two carrier customers in South and Central America that we moved away from in the second half of 2015. In addition, sales to Miami-based distributors selling to Latin American customers declined by $3.1 million, sales to other South American customers declined $1.5 million and sales to U.S. customers declined by $2.7 million. These decreases were partially offset by increased sales to other Central American customers aggregating $4.9 million and increased sales to big-box retailers in Mexico of $663,000. In terms of units, we shipped approximately 945,000 units in the first nine months of 2016, a decrease of 15%, compared to the first nine months of 2015. Our average unit selling price decreased by 4%, reflecting significant price discounting in the first nine months of 2016 and increased unit costs in the third quarter of 2016.

Gross Profit and Gross Margin

For the nine months ended September 30, 2016, our gross profit amounted to $3,219,000, a decrease of $2,944,000, or 48%, from $6,163,000 in the same period last year. Our gross profit margin for the nine months ended September 30, 2016 was 10.5%, down significantly from 16.4% in the same period last year. These reductions were caused by a combination of pricing pressure in a more competitive market environment, increasing units costs and the sale of a significant amount of inventory at deeply discounted prices in order to liquidate aging products and increasing unit costs.

Operating Expenses

For the nine months ended September 30, 2016, total operating expenses amounted to $5,605,000, a decrease of $580,000, or 9%, from $6,185,000 in the same period last year. Decreased sales, marketing and labor expenses were partially offset by increased legal fees, certification, licensing and other general and administrative expenses.

Other Income (Expense)

In the nine months ended September 30, 2016, other expense of $321,000 consisted primarily of losses on forward exchange contracts entered into in January 2016 to hedge currency exposure against the Mexican peso. We had no similar activities in the first nine months of 2015. In the nine months ended September 30, 2016 and 2015, interest expense of $173,000 and $259,000, respectively, related to borrowings against our bank line of credit and interest bearing vendor credit.

Provision for Income Taxes

Because of our prior operating losses, our tax provisions for the nine months ended September 30, 2016 and 2015 were nominal.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies, most importantly the Mexican peso, to the U.S. dollar affect our financial results and financial position. With the exception of Mexico, all other sales are denominated in U.S. dollars. The strength of the U.S. dollar versus the peso has resulted in assets and liabilities denominated in pesos at our Mexican subsidiary being translated into less dollars in our consolidated financial statements. During the period from January 1, 2015 through September 30, 2016, the dollar appreciated 31.5% against the peso. For the nine months ended September 30, 2016, we recorded a foreign currency loss of $851,000 in our Consolidated Statement of Operations and Comprehensive Loss, and the balance in our accumulated other comprehensive loss account on our Consolidated Balance Sheet at September 30, 2016 was $2,443,000.

Foreign currency fluctuations often drive operational responses that mitigate the simple mechanical translation of earnings. During periods of sustained movements in currency, the marketplace and competition adjust to the changing rates. For example, when pricing our products to the marketplace, we may use some of the advantage from a weakening U.S. dollar to improve our position competitively, and price more aggressively to win the business, essentially passing on a portion of the currency advantage to our customers. Competition will frequently take the same action. Conversely, when the U.S. dollar is stronger, as it currently is, we try to raise prices to mitigate the currency impact, but this may not always be possible in the marketplace and our competitors may not always act in the same way. See Note 9 to our consolidated financial statements in this report for information regarding our foreign exchange hedging facility, which we may use when we deem advantageous to try to reduce some of our currency risk with peso.

Liquidity and Capital Resources

For a number of years prior to 2014, we relied upon our existing cash reserves to fund our business. During that time, we did not have a bank line of credit and our major manufacturing suppliers did not provide us with any vendor credit; we typically were required to pay 15% deposits at the time we placed an order and the 85% balance prior to shipment. Then, in early 2014, there were two significant events that affected our liquidity. First, our primary product vendors agreed to provide us with vendor credit for the 85% balance payments with 60-day payment terms, provided that we reimburse them for the cost of credit insurance and pay a finance charge. In addition, we entered into a Loan and Security Agreement with our bank for a $2 million revolving line of credit, subject to availability based upon domestic and foreign eligible accounts receivable multiplied by an advance rate of 80% and 70%, respectively. In December 2014, our bank line of credit was expanded to $4 million and was expanded further in August 2015 to $7 million. Although our bank line of credit was reduced to $3 million in August 2016, our major vendors continued to support us with a substantial amount of credit availability aggregating $10.7 million at September 30, 2016. Given the losses we have sustained over the last four quarters, these resources, combined with our existing working capital, may not continue or be sufficient to adequately fund our operations for the coming year.  This could force us to make further reductions in spending, curtail planned programs or take other actions that could materially harm our business, results of operations and future prospects.  It may also be necessary for us to seek other debt, equity or equity-based financing.

In the nine months ended September 30, 2016, our cash balances decreased by approximately $1 million compared to December 31, 2015. We generated $3.8 million from reductions in receivables and inventories during that period, and borrowed $0.6 million from our bank. These inflows were offset by $2.7 million used to fund our net loss adjusted for non-cash items, $1.6 million to reduce accounts payable and accrued expenses, $0.2 million for increased fixed assets and other assets and $0.9 million to fund currency exchange losses and other items.

As of September 30, 2016, we had $1.7 million of cash and cash equivalents, $10.3 million of net working capital and $640,000 of outstanding funded debt.

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

Interest Rates

We are exposed to market risk from changes in interest rates on balances outstanding under our bank line of credit. At September 30, 2016, we had $640,000 outstanding under the line which could be affected by changes in short-term interest rates. The interest rate on our line of credit is the prime rate plus 4.5% for borrowings against domestic receivables and 3.53% against foreign receivables. For every 1% increase in the prime rate, our interest expense would increase by $6,000, assuming the same $640,000 remained outstanding for the entire year.

We are also exposed to market risk from changes in interest rates on balances owed to certain of our manufacturing vendors. At September 30, 2016, we owed $2,361,000 to these vendors which could be affected by changes in short-term interest rates. The interest rates at September 30, 2016 ranged from 4.8% to 8.0%, were negotiated individually with each vendor and were not tied to any particular index. For every 1% increase in the negotiated rate, our interest expense would increase by approximately $24,000, assuming the same $2,361,000 remained outstanding for the entire year.

Foreign Exchange and Other Risks

All of our sales transactions are denominated in U.S. dollars with the exception of sales to certain customers in Mexico, which are priced in Mexican pesos. At September 30, 2016 and December 31, 2015, foreign currency cash accounts in pesos amounted to $1,215,000 and $1,414,000, respectively. Also, at September 30, 2016 and December 31, 2015, accounts receivable denominated in pesos amounted to $3,875,000 and $3,134,000, respectively. Product costs and the majority of our operating expenses are denominated in U.S. dollars. However, lease expenses and certain other immaterial operating costs of our China quality control team are denominated in Chinese Yuan Renminbi, and payroll and operating expenses of our employees in Mexico are denominated in Mexican pesos. See Note 9 to our consolidated financial statements in this report for information regarding our foreign exchange hedging facility, which we have used on occasion as we deemed advantageous in an effort to reduce some of our peso currency risk.

Foreign currency risks are associated with our cash, receivables, payroll and payables denominated in foreign currencies. Fluctuations in exchange rates can result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income (expense) in our consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2016, losses of $325,000 on foreign exchange forward contracts used to protect against the exchange rate risk of the Mexican peso are included in other income (expense). Losses during the nine months ended September 30, 2015 were nominal. During the nine months ended September 30, 2016 and 2015, foreign exchange translation losses from our Mexican subsidiary were $851,000 and $834,000.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our third quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Blue Spike Litigation

On October 8, 2013, Blue Spike, LLC (“Blue Spike”) filed a patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that certain of our products infringe claims of U.S. Patent No. 5,745,569. Blue Spike is seeking recovery of unspecified monetary damages. A Markman Hearing was held on February 10, 2016 and on May 16, 2016, the court ruled on each term of the claim construction in favor of the Company. On November 19, 2015, Blue Spike filed an additional patent infringement lawsuit against the Company in the U.S. District Court for the Eastern District of Texas, alleging that certain of our products infringe claims of U.S. Patent No. 8,930,719. The Company was served with this lawsuit on February 12, 2016. On September 7, 2016 we entered into a Settlement and Patent License Agreement with Blue Spike and related parties whereby we denied any wrongdoing and received a fully paid up and perpetual license to the two subject patents in exchange for an immaterial one-time cash payment.  The Company also received from Blue Spike a perpetual convent not to sue the Company, its suppliers, customers or end users for future infringement by any of its products on the subject patents.  Furthermore, the Company received a standstill agreement from Blue Spike stating that it would not file any future claims against the Company asserting alleged infringement of “any” patent owned or held by Blue Spike unless and until the Company’s annual U.S. sales of specified wireless products exceed a defined threshold. The lawsuits were dismissed with prejudice.

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

Our three largest customers in the three months ended September 30, 2016 represented 22%, 22% and 14%, respectively, of our net sales during that period, and 18%, 31% and 25%, respectively, of our accounts receivable at September 30, 2016. The markets we serve and are targeting for future business are subject to significant price competition and other competitive pressures, and our current customers are not contractually obligated to purchase products from us. For these and other reasons, our customers may seek to obtain products or services from us at lower prices than we have been able to charge in the past, and they could terminate our relationship or reduce their purchases from us in favor of lower-priced or other alternatives. In addition, we have experienced losses of certain customers through industry or vendor consolidation, a trend that may continue, and increase, in our markets and in the ordinary course of business. The further loss of any of our principal customers, the default by these customers on the amounts they owe us, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity.

We reported a net loss for the nine months ended September 30, 2016 and for the full year 2015, we were only marginally profitable in the full year 2014 and had a comprehensive loss for 2014 due to foreign currency translation losses, and we experienced net losses for many years prior to that. If we are unable to achieve sustained profitability, our business may not be financially viable.

For the nine months ended September 30, 2016, we reported a net loss of $2,883,000 and a comprehensive loss of $3,734,000. For the full year ended December 31, 2015, we reported a net loss of $1,243,000 and a comprehensive loss of $2,109,000. For the full year ended December 31, 2014, we reported net income of $261,000 and a comprehensive loss of $447,000. Prior to that, we reported seven consecutive loss years with an aggregate net loss of $22.7 million. As of September 30, 2016, our cash balance was $1.7 million, we had net working capital of $10.3 million and $640,000 of outstanding funded debt. While we are working to expand our customer base to regain and maintain profitability, if we do not succeed, our business may not be sustainable in the future.

The majority of our revenues are, and for the near future will likely continue to be, generated outside of the United States, in countries that may have volatile currencies or other risks.

The vast majority of our sales activities are conducted in territories and countries outside of the United States, primarily in Latin America. The majority of our sales transactions in Latin America are denominated in U.S. Dollars and therefore may be impacted by changes in the strength of the U.S. Dollar relative to the foreign economies where we conduct business. Sales transactions in Mexico are denominated in the Mexican Peso, which has been a very volatile currency in relation to the U.S. Dollar and resulted in a $2.4 million accumulated other comprehensive loss on our balance sheet at September 30, 2016. Further, the fact that we now sell all of our products into, and have developed and manufactured products in, a number of territories and countries other than the United States exposes us to, among other things, increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater and more unpredictable inflationary and currency pressures, labor risks and shipping delays. Changes may occur in social, political, regulatory (including tax) and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products. United States laws and regulations relating to investment and trade in foreign countries could also change to our detriment. For example, it is uncertain at this time how the results of the U.S. 2016 Presidential and other elections could affect our business, including potentially through increased import tariffs and other negative influences on U.S. trade relations with other countries (e.g. Mexico, where many of our customers reside, and China, where all of our products are manufactured and supplied).  In addition, other countries may change their own policies on business and foreign investment in companies in their respective countries. Any of these factors could have material adverse effects on our business and operations. Also, because we purchase and sell products primarily in U.S. Dollars, fluctuations in currency exchange rates could reduce demand for products sold in U.S. Dollars. We cannot predict the effect that future exchange rate fluctuations will have on our operating results or financial position. Although we occasionally engage in currency hedging transactions related to our sales to customers in Mexico, such transactions have in the past, and may in the future, result in significant additional financial risks, including increased costs and losses.

The market for our common stock is volatile and our stock price could decline.

The stock market in general, including the market for telecommunications-related stocks in particular, has been highly volatile. The market price of our common stock has fluctuated between $3.25 and $0.48 from January 1, 2015 through November 7, 2016 and is likely to remain volatile. Investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial (potentially total) loss on their investment. In addition, an active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares.

We may be delisted from The NASDAQ Capital Market if we do not satisfy continued listing requirements.

At various times over the last several years we faced potential delisting from The NASDAQ Stock Market for failure to maintain the minimum $1.00 bid price per share requirement for continued listing. On May 3, 2016, we received a Nasdaq Staff Deficiency letter indicating that, for the prior thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until October 31, 2016, to regain compliance. The letter stated that the Nasdaq staff would provide written notification that we had achieved compliance with Rule 5550(a)(2) if at any time before October 31, 2016, the bid price of our common stock closed at $1.00 per share or more for a minimum of ten consecutive business days.

Although the bid price of our common stock did not rise to the $1.00 per share level for the specified number of days by October 31, 2016, we maintained our compliance with other appropriate listing requirements of The NASDAQ Capital Market, with the exception of the bid price requirement. Accordingly, on November 1, 2016, we received notification from The NASDAQ Stock Market that we were granted an additional 180 calendar day period, or until May 1, 2017, to regain compliance.

We intend to monitor the bid price of our stock and consider available options, including a possible reverse stock split, if our stock does not trade at a level likely to result in us regaining compliance with Nasdaq’s minimum bid price rule by May 1, 2017. If we do not regain compliance by then, we would receive notice from the NASDAQ Staff that our common stock would be delisted. We may then appeal the Staff’s determination to delist our securities and would be required to provide a plan to regain compliance, which plan could include a near-term reverse stock split or other action. However, there can be no assurance the Staff would grant our request for continued listing and we could be delisted promptly if review is not granted.

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

10.1

Sixth Amendment to Loan and Security Agreement dated as of August 23, 2016, between Silicon Valley Bank and InfoSonics Corporation (incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K, filed on August 25, 2016).

10.2

Seventh Amendment to Loan and Security Agreement dated as of October 7, 2016 between Silicon Valley Bank and InfoSonics Corporation (incorporated by reference to Exhibit 10.23 of the Company’s Current Report on Form 8-K, filed on October 11, 2016).

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

InfoSonics Corporation

Date: November 10, 2016	By:	/s/ Joseph Ram
Joseph Ram
President and Chief Executive Officer

Date: November 10, 2016	By:	/s/ Vernon A. Loforti
Vernon A. LoForti
Vice President and Chief Financial Officer