Form 10-K
period 2016-12-31
INFOSONICS Corp
filed 2017-03-10
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes     ☒   No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $8,346,475. This calculation is based upon the closing price of $0.82 of the stock on June 30, 2016. Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of March 7, 2017, there were 14,388,728 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Company’s 2017 Annual Meeting of Stockholders expected to be held on June 12, 2017.

InfoSonics Corporation

Form 10-K for the Year Ended December 31, 2016

Forward-Looking Statements

Certain statements in this annual report on Form 10-K constitute “forward-looking statements.” These forward-looking statements involve known or unknown risks, uncertainties and other factors that may or may not be outside our control and that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, the actions of competitors, suppliers, customers and the NASDAQ Stock Market are generally outside of our control. Our ability to execute our business plans and to increase revenues and operating income are each dependent upon our ability to continue to expand our current businesses and to enter new business areas, as well as upon general economic conditions and other factors, including some of the factors identified as “Risk Factors” in this annual report and from time to time in our other SEC filings. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues,” or the negative of these terms, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or continued market listing. We do not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, unless required by law.

In this annual report on Form 10-K, “InfoSonics,” “InfoSonics Corporation,” “the Company,” “we,” “us” and “our” refer to InfoSonics Corporation and our wholly owned subsidiaries on a consolidated basis, unless the context otherwise provides.

PART I

Item 1.	Business

Company Overview

We are a provider of wireless handsets (which may be referred to herein as “phones”, “cell phones”, “mobile phones”, “feature phones” and “smartphones”), tablets and accessories to carriers, distributors and retailers, primarily in Latin America. We define, source and sell our proprietary line of products under the verykool® brand, with the goal to provide the market with products that are unique, handsomely designed, feature rich and provide exceptional “value” for the consumer. Our verykool® products include a wide range of GSM Android-based smartphones and a limited number of feature phones and Android-based tablets.

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

Global Wireless Industry

Today’s wireless handsets can be segmented into two primary categories: smartphones and feature phones. The distinguishing characteristics of smartphones are that they are built on a mobile operating system and are generally more sophisticated, have higher computing power and are more expensive than feature phones. Rapid technological developments within the wireless telecommunications industry have allowed wireless subscribers to talk, send and receive text messages, send and receive e-mails, capture and transmit digital images and videos, send and receive multimedia messages, play games, listen to music, watch visual content, run application programs and browse the Internet using all-in-one wireless handsets. Wireless handsets, accessories and services also are being used around the world to provide remote monitoring, point-of-sale transaction and payment processing, inter-device communications, local area networks, location monitoring, sales force automation and customer relationship management. While current demand for some of these more advanced services and features is not as strong in certain of the price-sensitive foreign markets we serve, we believe smartphones will ultimately dominate the handset market as they become relatively more affordable and consumers upgrade from existing feature phones.

Our Business and Strategy

The worldwide market for wireless handsets and tablets is extremely competitive. It is characterized by a large number of providers, often with very similar products, that ultimately compete on price at very thin margins. The capabilities and features of the phones are primarily a function of the chipset manufacturers, and it is difficult to achieve differentiation. Despite this, we still strive to achieve the following: (1) a consistent, attractive industrial design, (2) a compelling combination of hardware and software features, (3) a quality product with low failure rate, and (4) an attractive price point, which together provide exceptional “value” to the consumer.

Our strategy includes the following elements:

•	Consistent introduction of new models to our verykool® portfolio to keep it refreshed and attractive to customers.
•

Maintenance of a broad selection of smartphones across various price points in response to the affordability and popularity of smartphones in worldwide markets. In addition, we focus on large-screen phones to fill the elevated consumer appetite for such devices.

•	Expansion of our retail sales channel throughout Latin America, building upon our success in Mexico.
•	Maintain a strong presence in social media and other selected outlets to promote brand awareness of verykool®.
•	Development of a software platform that will provide a suite of services and cloud-based solutions for retailers and other potential customers.

Technological advances and affordability in smartphones, including the pervasiveness of the open source Android operating system, have driven the global wireless industry. The popularity of smartphones has gained dramatically in developed countries with broader-based consumer purchasing power. However, in certain geographic regions, including Latin America, the market is extremely price sensitive and the current price points of traditional smartphones are beyond the reach of many consumers. With increasing volumes and lower production costs for smartphones, we have expanded our portfolio of affordable smartphones. Although we continue to carry a small number of low-end feature phones, more expensive feature phones have been replaced with entry-level smartphones.

Customers

Our current Latin American customers include carriers, distributors and retailers. We exited the United States market in late 2016, a decision prompted by our lack of penetration in the United States market and the significant cost of defending ourselves against patent lawsuits from domestic non-practicing entities. We sell our products pursuant to customer purchase orders and ship products by common carrier based on customer-specified delivery dates. During 2016, we sold products to approximately 35 customers. Our three largest customers in 2016 represented 20%, 19% and 14% of our net sales, respectively. Our first and third largest customers were big box retailers and our second largest customer was a carrier.

Purchasing and Suppliers

We have established key relationships with a number of independent design houses and Original Design Manufacturers (“ODMs”) in China who design and manufacture wireless handsets to our specifications or based upon their own criteria. In 2016, we purchased products from 18 manufacturers, the top three representing 42%, 19% and 17%, respectively, of our cost of sales.

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

Sales and Marketing

We believe that direct selling and one-on-one relationships, as well as in-depth product and competitive landscape knowledge, are important factors in the marketing of the products we sell. Accordingly, in our business-to-business environment, we promote relationship building and maintenance through personal customer contact by our in-country sales and marketing professionals. Additionally, in order to promote our verykool® brand, we advertise in certain of the geographies where we do business in industry publications, both print and online, on billboards and by attending industry trade shows. Further, we participate in co-op advertising sponsored by our customers in other forms of media.

As of December 31, 2016, we employed or contracted with 11 sales, marketing and merchandizing professionals who are assigned specific geographic territories, most of whom reside in-country. Each salesperson is generally compensated with a base salary or retainer plus a commission or bonus based on sales in his or her territory.

Research and Development

In previous years we maintained an in-house design team in China to develop certain of our products, including our ruggedized line of xTreme products. However, in 2014, we shut down the design team.  Research and Development (“R&D”) expense for the year ended December 31, 2014 was $588,000, and there were no R&D expenses in 2015 or 2016.

Financial and Other Information about Our Business

Other information, including financial, customer, competitive and geographic information is incorporated by reference herein from Items 1A, 7 and 7A hereof and Note 11 to our Consolidated Audited Financial Statements.

Seasonality

Our operations may be influenced by a number of seasonal factors in the countries and markets in which we operate. Absent other factors, our business historically has experienced stronger sales during the fourth quarter of the calendar year due to the Christmas holiday season. On the supply side of our business, because all manufacturing of our branded verykool® phones is done in China, the first quarter of the calendar year can be a difficult time during closure of factories for the Chinese New Year. We strive to manage around the closure, but if factories have difficulty starting back up, we could experience delays in getting product and satisfying customer orders, which could have a material adverse effect on our results.

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

Employees

As of December 31, 2016, we had 41 employees and contractors. Of these employees and contractors, 2 were in executive management positions, 11 were engaged in sales and marketing, 2 were in service operations, 6 were in finance and administration, and 20 were in product management, including development, sourcing, quality control, logistics and field engineering. From time to time, we utilize temporary employees to perform warehouse functions. Our employees and contractors are not covered by a collective bargaining agreement. We believe that our relations with our employees and contractors are good.

Available Information

Our website at www.infosonics.com provides a link to the Securities and Exchange Commission’s (“SEC”) website where our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports (as well as exhibits and supplementary schedules) filed with or furnished to the SEC can be accessed free of charge. Our website also provides links to the charters for our Audit, Compensation and Nominating & Governance Committees as well as our Code of Business Conduct and Ethics, which can be accessed free of charge at http://www.infosonics.com/index.php/investors/corporate-governance.

Item 1A.	Risk Factors

Risks Relating to Our Business

The loss or reduction in orders from principal customers, a reduction in prices we are able to charge these customers, or default by these customers on accounts receivable, would have a negative impact upon our business and financial results.

Our four largest customers for the year ended December 31, 2016, represented 20%, 19%, 14% and 14%, respectively, of our net sales. The markets we serve and are targeting for future business are subject to significant price competition and other competitive pressures, and our current customers are not contractually obligated to purchase products from us. For these and other reasons, customers may seek to obtain products or services from us at lower prices than we have been able to charge in the past, and they could terminate our relationship or reduce their purchases from us in favor of lower-priced alternatives. In addition, we have experienced losses of certain customers through industry consolidation, a trend that may increase in our markets, and in the ordinary course of business. The further loss of any of our principal customers, the default by customers on the amounts they owe us, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers, could have an adverse effect on our business, financial condition, results of operations and liquidity.

Although we were marginally profitable in 2014, we sustained losses in 2015 and 2016, and experienced net losses for many years prior to 2014. If we are unable to achieve sustained profitability, our business may not be financially viable.

For the years ended December 31, 2016 and 2015, we reported net losses of $2.8 million and $1.2 million, respectively. For the year ended December 31, 2014, we reported net income of $261,000 and a comprehensive loss of $447,000. Prior to that, we reported seven consecutive loss years with an aggregate net loss of $22.7 million. As of December 31, 2016, our cash balance was $2.2 million, we had net working capital of $10.1 million and no outstanding debt. While our 2017 business plan includes objectives to achieve profitability, if we do not succeed in these objectives, our business might continue to experience losses and may not be sustainable in the future.

Given the results of the November 2016 United States presidential and Congressional elections, it is possible that changes in U.S. foreign relations and trade policies could negatively affect our business.

Substantially all of our products are purchased from suppliers in China, and a significant portion of our revenues are derived from customers in Mexico.  It is unclear at this time how U.S. policies under the new President, his administration and Congress towards these two countries could change during 2017 and beyond, and whether any such changes could adversely affect our business, operations and results.  For example, a protective import tariff on Chinese products and/or a weakening of trade relations with Mexico could make our products more expensive and less attractive to consumers.

We may not succeed in our development, introduction and establishment of proprietary products in our markets.

The development, introduction, establishment and maintenance of new products in our proprietary verykool® line requires a significant investment in product development, sourcing, manufacturing and marketing. In addition, our new products may not be well‑received by our customers or end-users. Further, failure to adequately carry out our product marketing, sales and delivery strategy or otherwise be successful in promoting our verykool® brand may result in inventory obsolescence, including inventory which we have built in anticipation of market acceptance of our products. If any of these events occur, our financial condition and operating results would be negatively impacted.

Our operating results may vary significantly, which may cause our stock price to fluctuate.

Our operating results are influenced by a number of factors that may cause our sales and operating results to fluctuate significantly from quarter to quarter. These factors include:

•	the addition or loss of customer or supplier relationships;
•	product availability and cost;
•	market competition and selling prices;
•	the cost of promotions, price protection and subsidies;
•	U.S. and foreign government policies and stability;
•	the timing of introduction of new products by our suppliers and competitors;
•	purchasing patterns of customers in different markets; and
•	general economic conditions.

Our operating performance may cause our stock price to fluctuate. Between January 1, 2016 and March 7, 2017, our stock price has fluctuated between $0.35 and $2.00 per share, and we anticipate that significant volatility in our stock price will continue for the foreseeable future.

We may not have sufficient capital to grow our business.

We currently have a $3 million bank line of credit, with no outstanding borrowings at December 31, 2016. While we believe that this, together with our current working capital, may adequately fund our operations at the current level for the coming year, the lack of financing or other available capital could impede the sustainability and future growth of our business.

We face many risks relating to intellectual property rights.

Our business will be harmed if we or our manufacturers are found (or in some instances, even when only claims are made) to have infringed intellectual property rights of third parties, or if our intellectual property protection is inadequate to protect proprietary rights used in our verykool® product line.

Although all our proprietary verykool® smartphones utilize open source Android operating systems, they are comprised of complex technology, and we may be subject to or impacted by litigation regarding intellectual property rights. Third parties in the past have asserted and may in the future assert intellectual property infringement claims against us and against our manufacturers. Defending claims may be expensive and divert the time and efforts of our management and employees. For example, one of the reasons we exited the U.S. market in the fourth quarter of 2016 is because of the cost and diversion of management due to third-party patent claims.  Increasingly, third parties have sought broad injunctive relief in our industry, which could ultimately limit our ability to sell our verykool® products. If litigation arises (whether we do succeed in such litigation or not), we could be required to expend significant resources (for legal costs, to pay damages and otherwise), develop non-infringing intellectual property or to obtain licenses to the intellectual property that is the subject of such litigation. However, we cannot be certain that any such licenses, if available at all, will be available to us on commercially reasonable terms. In some cases, we might be forced to stop delivering certain or all of our verykool® products if we or our manufacturers are subject to a final injunction or other restrictions.

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

The majority of our revenues during the year ended December 31, 2016 were, and for the near future will likely continue to be, generated outside of the United States, in countries that may have volatile currencies or other risks.

The vast majority of our sales activities are conducted in territories and countries outside of the United States, primarily in Latin America. The majority of our sales transactions in Latin America are denominated in U.S. Dollars and therefore may be impacted by changes in the strength of the U.S. Dollar relative to the foreign economies where we conduct business. Sales transactions in Mexico are denominated in the Mexican Peso, which has been a very volatile currency in relation to the U.S. Dollar and resulted in a $2.7 million accumulated other comprehensive loss on our balance sheet at December 31, 2016. Further, the fact that we sell all of our products into, and have developed and manufactured products in, a number of territories and countries other than the United States exposes us to, among other things, increased credit risks, customs duties, import quotas and other trade restrictions and risks, potentially greater and more unpredictable inflationary and currency pressures, labor risks and shipping delays. Changes may occur in social, political, regulatory (including tax) and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products. United States laws and regulations relating to investment and trade in foreign countries could also change to our detriment. We are particularly exposed to the fact that all our manufacturing sources are in China, which may change its own policies on business and foreign investment in companies there, and much of our sales are made in Latin America, including Mexico, where the Trump administration has indicated that potential trade policy changes could be made in the near term. Any of these factors could have material adverse effects on our business and operations. Also, although we purchase and sell products primarily in U.S. Dollars and do not engage in significant exchange swaps, futures or options contracts or other hedging techniques, fluctuations in currency exchange rates could reduce demand for products sold in U.S. Dollars. We cannot predict the effect that future exchange rate fluctuations will have on our operating results or financial position. We may in the future engage in currency hedging transactions, which could result in our incurring significant additional financial risks, including increased costs and losses resulting from these transactions.

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

Lawsuits or claims have been filed or made against manufacturers of wireless handsets alleging possible medical risks, including brain cancer, associated with the electromagnetic fields emitted by wireless handsets. There has been research in this area, and this research has not been conclusive as to what effects, if any, exposure to electromagnetic fields emitted by wireless handsets has on human cells. Substantially all of our revenues are derived, either directly or indirectly, from sales of wireless handsets. We may become subject to lawsuits filed by plaintiffs alleging various health risks from our products. If any future studies find possible health risks associated with the use of wireless handsets, or if any damages claimed against us or a business partner are successful, it could have a material adverse effect on our business. Even an unsubstantiated perception that health risks exist could adversely affect our ability or the ability of our customers to market wireless handsets.

Risks Related To Our Common Stock

The market for our common stock is volatile and our stock price could decline.

An active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of our shares. The stock market in general, including the market for telecommunications-related stocks in particular, may be volatile. Our stock, for example, has had both a volatile trading volume and share price over the last 15 months. The closing price of our common stock has fluctuated between $0.35 and $2.00 from January 1, 2016 through March 7, 2017. Trading volume and the market price of our common stock has been and is likely to remain volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial loss on their investment.

We may be delisted (potentially as soon as the second quarter of 2017) from The NASDAQ Stock Market if we do not satisfy continued listing requirements.

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

We intend to monitor the bid price of our stock and consider available options, including a possible reverse stock split, if our stock does not trade at a level likely to result in us regaining compliance with The NASDAQ Capital Market’s minimum bid price rule by May 1, 2017. If we do not regain compliance by then, we would receive notice from the Nasdaq staff that our common stock would be delisted. We may then appeal the staff’s determination to delist our securities and would be required to provide a plan to regain compliance, which plan could include a near-term reverse stock split or other action. However, there can be no assurance the staff would grant our request for continued listing and we could be delisted promptly if review is not granted.

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

As of March 7, 2017, our Chief Executive Officer, Joseph Ram, beneficially owned approximately 29% of our outstanding common stock. As a result, Mr. Ram may be able to significantly influence corporate actions relating to:

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

	Aggregate Square Footage	Approximate Monthly Rent	Lease term
San Diego, California	7,700	$16,000	Oct 2012 to Sep 2017
Shenzhen, China	1,855	$4,000	Dec 2016 to Jun 2019
Miami, Florida	14,384	$13,000	Apr 2015 to May 2020

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

Our Common Stock trades on The NASDAQ Capital Market under the symbol “IFON.” The following table sets forth, for the periods indicated, the high and low trading prices of our common stock as reported by The NASDAQ Stock Market:

2016	High	Low
First Quarter	$2.00	$0.79
Second Quarter	$1.05	$0.66
Third Quarter	$0.93	$0.48
Fourth Quarter	$0.65	$0.35

2015	High	Low
First Quarter	$3.18	$1.11
Second Quarter	$3.17	$2.19
Third Quarter	$3.25	$1.12
Fourth Quarter	$2.12	$1.05

As of March 7, 2017, the closing price of our common stock on The NASDAQ Capital Market was $0.48, and there were approximately 7 stockholders of record.

We have not paid any cash dividends and do not expect to pay any cash dividends in the foreseeable future.

The information regarding equity compensation plans is incorporated by reference into Item 12 of this Form 10-K, which incorporates by reference the information set forth in the Company’s Definitive Proxy Statement in connection with the 2017 Annual Meeting of Stockholders, which is expected to be filed with the SEC no later than 120 days following the end of the 2016 fiscal year.

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

Overview and Recent Developments

We are a provider of wireless handsets (which may be referred to herein as “phones”, “cell phones”, “mobile phones”, “feature phones” or “smartphones”) and accessories to carriers, distributors and retailers, primarily in Latin America. We define, source and sell our proprietary line of products under the verykool® brand (collectively referred to as verykool® products). verykool® products include a wide range of GSM Android-based smartphones and a limited number of feature phones. Our phones are sourced from independent design houses and ODMs.  We previously sold phones into the United States market, but exited in late 2016, a decision prompted by our lack of penetration in the United States market and the significant cost of defending ourselves against patent lawsuits. Prior to 2015, a significant majority of our revenues were derived from carrier customers.  However, over the past two years, we have lost or turned away from many carrier customers as a result of the extremely thin margins and high cost of doing business with them.  This is a consequence of the increasing pressure put on carriers by the open market segment of the business, in which many consumers are now buying cell phones from dealers, retailers and online stores instead of from the carriers where they purchase wireless services.  In order to put pressure on suppliers, certain carriers have shifted to a model of conducting quarterly blind bidding competitions in order to secure the lowest pricing possible.  The resulting single digit gross margins, requirement of significant marketing support and slow payment terms often make such business marginally profitable and too risky in terms of exposure to order cancellation and penalties.  During 2016, we developed a software platform that we believe will serve as the basis for a suite of services and cloud-based solutions that we could offer to retailers and other potential customers.  Further development is occurring in the first quarter of 2017, with a plan to begin customer presentations in the second quarter of 2017.

Areas of Management Focus and Performance Indicators

We focus on the needs of our customers, developing and sourcing new and innovative products, fostering close relationships with manufacturers, and expanding our business in our current markets and entering into new geographic markets, as applicable opportunities arise, all while maintaining close attention to operational efficiencies and costs. We are particularly focused on increasing sales volumes of higher margin proprietary products in a cost effective manner to enable us to return to profitability, as well as monitoring and managing levels of accounts receivable and inventory to minimize risk. Performance indicators that are important for the monitoring and management of our business include top line sales growth, cost of sales and gross margin percentage, operating expenses in absolute dollars and as a percent of revenues and operating and net income (loss).

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

Results of Operations:

The following table sets forth certain items from our consolidated statements of operations and comprehensive loss as a percentage of net sales for the periods indicated:

	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of sales	88.3%	84.5%	82.9%
Gross profit	11.7%	15.5%	17.1%
Operating expenses:
Selling, general and administrative	17.7%	17.4%	15.3%
Research and development	—	—	1.2%
	17.7%	17.4%	16.5%
Operating income (loss)	(6.0)%	(1.9)%	0.6%
Other income (expense):
Interest expense, net	(0.9)%	(0.7)%	(0.3)%
Other income (expense), net	(0.6)%	—	0.2%
Income (loss) before benefit (provision) for income taxes	(7.5)%	(2.6)%	0.5%
Benefit (provision) for income taxes	0.3%	(0.0)%	(0.0)%
Net income (loss)	(7.2)%	(2.6)%	0.5%

We do not believe that inflation had a significant impact on our results of operations for the periods reported in our Consolidated Financial Statements.

Year Ended December 31, 2016 Compared With Year Ended December 31, 2015

Net Sales

For the year ended December 31, 2016, our total net sales of $39.1 million declined by $8.7 million, or 18%, compared to net sales of $47.8 million in 2015. Sales to customers in South America declined by $5.0 million, or 51%, due to reduced sales to carrier customers.  Sales to Miami-based distributors selling to Latin America declined by $4.9 million, or 41%, due to soft sales of our products and increased pricing pressures.  Sales to U.S. customers declined by $3.2 million, or 72%, reflecting the Company’s decision to exit the U.S. market as of September 30, 2016.  These declines were partially offset by a $2.6 million, or 32%, increase in sales to customers in Central America, reflecting increased sales to carrier customers, and a $1.8 million, or 13%, increase in sales to big-box retailers in Mexico.  On a volume basis, shipments in 2016 declined 17% from 1.38 million units in 2015 to 1.15 million units in 2016.  Our average selling price per unit decreased 1% from $34.39 in 2015 to $34.04 in 2016.

Cost of Sales, Gross Profit and Gross Margin

	For the Year Ended December 31,		Increase
	2016	2015	(Decrease)
	(Dollar amounts in thousands)
Net sales	$39,140	$47,833	(18.2)%
Cost of sales	34,547	40,414	(14.5)%
Gross profit	$4,593	$7,419	(38.1)%
Gross margin	11.7%	15.5%	(24.3)%

For the year ended December 31, 2016, cost of sales was $34.5 million, 88.3% of net sales, and gross margin was 11.7%, compared to cost of sales of $40.4 million, 84.5% of net sales, and a 15.5% gross margin for the year ended December 31, 2015. In 2016, our gross profit amounted to $4.6 million, a decrease of $2.8 million, or 38.1%, from $7.4 million in 2015. The reduction in gross profit and margin in 2016 were primarily the result of more severe price competition in our markets and lower pricing required to liquidate aging inventories.

Operating Expenses and Operating Income (Loss)

For the year ended December 31, 2016, operating expenses of $6.9 million declined by $1.4 million, or 16.7%, from $8.3 million in 2015. The reductions were made principally in the areas of marketing, wages and benefits, sales representatives and commissions.  In addition, although legal fees for both 2016 and 2015 were relatively unchanged, the settlement and resolution of outstanding litigation in the fourth quarter of 2016 is expected to benefit 2017 operating expense levels.

For the year ended December 31, 2016, we incurred an operating loss of $2,350,000 compared to an operating loss of $920,000 for the year ended December 31, 2015. This difference resulted from the $2.8 million decrease in gross profit, partially offset by the $1.4 million reduction in operating expenses.

Other Income (Expense) and Interest Expense

For the year ended December 31, 2016, other expense of $334,000 consisted primarily of losses on forward exchange contracts entered into in January 2016 and expiring in June 2016, to hedge currency exposure against the Mexican peso.   In 2015, we had no other income items. Interest expense related to interest bearing vendor credit lines and borrowings against our bank line of credit amounted to $244,000 and $320,000 for the years ended December 31, 2016 and 2015, respectively.

Net Income (Loss)

For the year ended December 31, 2016, our net loss was $2,835,000 after a tax benefit of $93,000. The tax benefit resulted from a $96,000 credit from the closure of one of our inactive foreign subsidiaries.  For the year ended December 31, 2015, our net loss was $1,243,000 after a tax provision of $3,000. Because of our prior operating losses and lack of carry-back ability, absent isolated events, our provision for income taxes are generally nominal.

Comprehensive Loss

For the years ended December 31, 2016 and 2015, foreign currency translation losses related to our subsidiary in Mexico amounted to $1,103,000 and $866,000, respectively. Consequently, we sustained comprehensive losses in 2016 and 2015 of $3,938,000 and $2,109,000, respectively.

Year Ended December 31, 2015 Compared With Year Ended December 31, 2014

Net Sales

For the year ended December 31, 2015, our total net sales of $47.8 million declined by $311,000, or 0.6%, compared to net sales of $48.1 million in 2014. Sales declines during the year at carrier customers in both Central and South America were substantially replaced by expanded business with big box retailers in Mexico and other distributors throughout Latin America, as well as new carrier customers. There were no sales of private label products in 2015, which amounted to $1.6 million in 2014. On a volume basis, although shipments of 1.4 million units in 2015 declined 29% from 1.9 million units in 2014, our average selling price per unit increased 39% from $24.81 in 2014 to $34.39 in 2015. This reflects a product mix in 2015 which included a greater percentage of smartphones in the current year versus feature phones than in the prior year.

Cost of Sales, Gross Profit and Gross Margin

	For the Year Ended December 31,		Increase
	2015	2014	(Decrease)
	(Dollar amounts in thousands)
Net sales	$47,833	$48,144	(0.6)%
Cost of sales	40,414	39,891	1.3%
Gross profit	$7,419	$8,253	(10.1)%
Gross margin	15.5%	17.1%	(9.5)%

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

Financial Condition, Liquidity and Capital Resources

Historically, we have used cash from sale of products and lines of credit (bank and vendor) to provide the capital needed to support our business. The primary drivers affecting our cash and liquidity are net income (losses) and working capital requirements. Capital equipment is not significant in our business, and at December 31, 2016, we did not have any material commitments for capital expenditures. Our largest working capital requirement is for accounts receivable, and, to a lesser extent, inventory (including prepaid inventory, which is a component of prepaid assets), as we continually strive to minimize inventory levels. We typically bill customers on an open account basis, subject to our credit qualification, with payment terms ranging between net 30 and net 90 days. Some of our larger carrier customers, however, often delay payments beyond the invoiced payment terms. If our net revenue increases, it is likely that our accounts receivable balance will also increase. The majority of our suppliers require a 15% deposit at the time we place a purchase order and then offer us 60 day terms on the balance due from the date of delivery. Under these arrangements, the financed balance bears interest at a stated rate and we also pay a small premium to reimburse them for the cost of credit insurance.

As of December 31, 2016, we had $2.2 million of cash and cash equivalents and $10.1 million of working capital compared to $2.6 million of cash and cash equivalents and $14.0 million of working capital as of December 31, 2015. As of December 31, 2016, we had no outstanding bank debt.

As of December 31, 2016, cash and cash equivalents consisted of cash on hand and in bank accounts.

Operating Activities

Net cash generated by operating activities for the year ended December 31, 2016 amounted to $718,000 compared to $4.9 million provided by operations for the year ended December 31, 2015. The $4.2 million reduction in cash flow was due primarily to a smaller reduction of trade accounts receivable in 2016 compared to 2015.

In 2016, we used $2.6 million of cash to fund our net loss, adjusted for non-cash items, and $255,000 to increase other long-term assets.  Reductions in working capital requirements, however, generated $3.6 million of cash. Working capital changes included a $1.8 million reduction in trade accounts receivable, reflecting a lower level of sales in the fourth quarter and 78 days of sales outstanding in receivables at December 31, 2016. Inventories declined $2.8 million from the prior year, and prepaid expenses declined $355,000 due primarily to a reduction in inventory deposits. Accounts payable and accrued expenses declined by an aggregate $1.3 million.

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

Investing Activities

Cash used to purchase property and equipment amounted to $62,000 in 2016. Capital expenditures, primarily tooling and molds for our proprietary verykool® products and items needed to outfit our distribution center in Miami, amounted to $111,000 in 2015.

Financing Activities

In 2016, we borrowed $1.8 million against our bank line of credit and repaid the full amount by the end of the year.  In 2015, we borrowed $4.5 million against our bank line of credit, and repaid $7.2 million, which resulted in a complete repayment of the $2.7 million outstanding at the end of 2014. In 2015, we also received $27,000 from the exercise of stock options.

We believe that our current cash resources, other working capital and credit arrangements will adequately fund our operations for the coming year. See Note 6 to our Consolidated Financial Statements for additional information relating to our credit line.

Off-Balance Sheet Arrangements

At December 31, 2016, we did not have any off-balance sheet arrangements.

Contractual Obligations

We lease corporate and administrative office facilities and equipment under non-cancelable operating leases. Rent expense under these leases was approximately $417,000, $393,000 and $263,000 for the years ended December 31, 2016, 2015 and 2014, respectively. We also have a bank line of credit. At December 31, 2016, we were in compliance with all our bank covenants, no amounts were drawn against the credit line and $3 million was available for borrowing under the credit line.

The following is a schedule of aggregate future minimum payments required by the above obligations (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating Lease Obligations	$848	$369	$415	$64	—

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risks. The term “market risk” for us refers to the risk of loss arising from adverse changes in interest rates and various foreign currencies. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible areas of loss. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures.

Interest Rates

We are exposed to market risk from changes in interest rates on balances outstanding under our bank line of credit. Although we had no balance outstanding under the line at December 31, 2016, the interest rate on our line of credit is the prime rate plus 4.5% for borrowings against domestic receivables, prime plus 3.53% for foreign receivables and prime for Mexican Peso advances.

We are also exposed to market risk from changes in interest rates on balances owed to certain of our manufacturing vendors. At December 31, 2016, we owed $3.5 million to these vendors which could be affected by changes in short-term interest rates. The interest rates range from 4.8% to 8.0%, are negotiated individually with each vendor and are not tied to any particular index. For every 1% increase in the negotiated rate, our interest expense would increase by $35,000, assuming the same $3.5 million remained outstanding for the entire year.

Foreign Exchange and Other Risks

At December 31, 2016 and 2015, foreign currency cash accounts in Mexican Pesos amounted to $205,000 and $1,414,000, respectively. Also at December 31, 2016 and 2015, accounts receivable denominated in Mexican Pesos amounted to $3,764,000 and $3,134,000, respectively. Mexico is the only country in which we price sales in a foreign currency. Product costs, and the majority of our operating expenses are denominated in U.S. Dollars.

However, lease expenses and certain other immaterial operating costs of our China quality control team are denominated in Chinese Yuan Renminbi, and payroll and operating expenses of our employees in Mexico are denominated in Mexican Pesos.

We translate the financial statements of our Mexican subsidiary from Pesos into U.S. Dollars at the end of each reporting period. Translation adjustments are Dollar changes that result from the translation process, and these adjustments are included in the cumulative translation account that is a component of other comprehensive income in stockholders’ equity on our balance sheet. As a result of the depreciation of the Peso against the Dollar over the last two years, our translation loss in 2016 and 2015 amounted to $1,103,000 and $866,000, respectively, and our accumulated other comprehensive loss balance at December 31, 2016 amounted to $2,695,000. This amount will stay in equity unless we sell or liquidate our Mexican subsidiary, at which time the accumulated balance would be reclassified to net income (loss). We have no intention to do so at the current time.

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

As a result of our international sales, our future operating results could be adversely affected by a variety of factors, including changes in specific countries’ political, economic or regulatory conditions and trade protection measures, particularly Mexico and China.

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is included below in “Item 15. Exhibits and Financial Statement Schedules” and incorporated by reference herein.

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

(ii) Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 as required by the Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth in the guidance for small and mid-size entities put forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to law, rules and regulations that permit us to provide only management’s report in this annual report.

(iii) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2016, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2017 Annual Meeting of Stockholders, which is expected to be filed with the SEC no later than 120 days following the end of the fiscal year.

We have adopted a Code of Ethics that applies to our President and Chief Executive Officer, Chief Financial Officer and Controller and a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. Copies of these codes are available on our website ( http://www.infosonics.com/index.php/investors/corporate-governance ) and are also available without charge upon written request directed to Investor Relations, InfoSonics Corporation, 3636 Nobel Drive, Suite 325, San Diego, California 92122.

If we make changes to our Code of Ethics or Code of Business Conduct and Ethics in any material respect or waive any provision of either such Code for certain management persons covered by either such Code, we expect to provide the public with appropriate notice of any such change or waiver by publishing a description of such event on our corporate website, www.infosonics.com , or by other appropriate means as required by applicable rules of the SEC.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2017 Annual Meeting of Stockholders, which is expected to be filed with the SEC no later than 120 days following the end of the fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2017 Annual Meeting of Stockholders, which is expected to be filed with the SEC no later than 120 days following the end of the fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2017 Annual Meeting of Stockholders, which is expected to be filed with the SEC no later than 120 days following the end of the fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to our Definitive Proxy Statement related to the 2017 Annual Meeting of Stockholders, which is expected to be filed with the SEC no later than 120 days following the end of the fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents included elsewhere in this annual report on Form 10-K (see F-pages herein regarding financial statement information) are incorporated herein by reference and filed as part of this report:

(1) Financial statements:

The consolidated balance sheets as of December 31, 2016 and 2015, and the consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2016, 2015 and 2014, together with notes thereto.

(2) Financial statement schedule:

Schedule II – Valuation and Qualifying Accounts.

(3) Exhibit index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSONICS CORPORATION

March 10, 2017	By:	/s/ Joseph Ram
Joseph Ram, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Signature and Title:

March 10, 2017	/s/ Joseph Ram
Joseph Ram, President and Chief Executive Officer and Director (Principal Executive Officer)

March 10, 2017	/s/ Vernon A. Loforti
Vernon A. LoForti, Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

March 10, 2017	/s/ Randall P. Marx
Randall P. Marx, Director

March 10, 2017	/s/ Robert S. Picow
Robert S. Picow, Director

March 10, 2017	/s/ Kirk A. Waldron
Kirk A. Waldron, Director

INFOSONICS CORPORATION

Consolidated Financial Statements

For the years ended December 31, 2016, 2015 and 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

InfoSonics Corporation

San Diego, California

We have audited the accompanying consolidated balance sheets of InfoSonics Corporation and subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule of InfoSonics Corporation and subsidiaries listed in Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InfoSonics Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ SINGERLEWAK LLP

Irvine, California

March 10, 2017

INFOSONICS CORPORATION

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$2,200	$2,647
Trade accounts receivable, net of allowance for doubtful accounts of $113 and $95 as of December 31, 2016 and 2015, respectively	7,507	9,291
Other accounts receivable	62	96
Inventory	4,071	6,637
Prepaid assets	1,670	2,025
Total current assets	15,510	20,696
Property and equipment, net	132	156
Other assets	384	129
Total assets	$16,026	$20,981
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,839	$4,398
Accrued expenses	1,597	2,343
Total current liabilities	5,436	6,741
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized: no shares issued and outstanding	—	—
Common stock, $0.001 par value, 40,000 shares authorized: 14,389 and 14,389 shares issued and outstanding as of December 31, 2016 and 2015, respectively	14	14
Additional paid-in capital	33,147	32,859
Accumulated other comprehensive loss	(2,695)	(1,592)
Accumulated deficit	(19,876)	(17,041)
Total stockholders’ equity	10,590	14,240
Total liabilities and stockholders’ equity	$16,026	$20,981

Accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2016	2015	2014
Net sales	$39,140	$47,833	$48,144
Cost of sales	34,547	40,414	39,891
Gross profit	4,593	7,419	8,253
Operating expenses:
Selling, general and administrative	6,943	8,339	7,379
Research and development	—	—	588
	6,943	8,339	7,967
Operating income (loss)	(2,350)	(920)	286
Other income (expense):
Other income (expense), net	(334)	—	115
Interest expense, net	(244)	(320)	(126)
Income (loss) before benefit (provision) for income taxes	(2,928)	(1,240)	275
Benefit (provision) for income taxes	93	(3)	(14)
Net income (loss)	$(2,835)	$(1,243)	$261
Net income (loss) per share:
Basic	$(0.20)	$(0.09)	$0.02
Diluted	$(0.20)	$(0.09)	$0.02
Weighted-average number of common shares outstanding:
Basic	14,389	14,380	14,323
Diluted	14,389	14,380	14,789
Comprehensive loss:
Net income (loss)	$(2,835)	$(1,243)	$261
Foreign currency translation adjustments	(1,103)	(866)	(708)
Comprehensive loss	$(3,938)	$(2,109)	$(447)

Accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance, December 31, 2013	14,184	$14	$32,391	$(16,059)	$(18)	$16,328
Exercise of stock options	174	—	137			137
Stock-based compensation expense	—	—	86	—	—	86
Foreign currency translation	—	—	—	—	(708)	(708)
Net income	—	—	—	261	—	261
Balance, December 31, 2014	14,358	14	32,614	(15,798)	(726)	16,104
Exercise of stock options	31	—	27	—	—	27
Stock-based compensation expense	—	—	218	—	—	218
Foreign currency translation	—	—	—	—	(866)	(866)
Net loss	—	—	—	(1,243)	—	(1,243)
Balance, December 31, 2015	14,389	14	32,859	(17,041)	(1,592)	14,240
Stock-based compensation expense	—	—	288	—	—	288
Foreign currency translation	—	—	—	—	(1,103)	(1,103)
Net loss	—	—	—	(2,835)	—	(2,835)
Balance, December 31, 2016	14,389	$14	$33,147	$(19,876)	$(2,695)	$10,590

Accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(2,835)	$(1,243)	$261
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	86	92	146
Loss on disposal of fixed assets	—	—	33
Provision for (recovery of) bad debts	18	—	(65)
Provision for obsolete inventory	(192)	(63)	255
Stock-based compensation	288	218	86
(Increase) decrease in:
Trade accounts receivable	1,766	6,353	(3,723)
Other accounts receivable	34	(26)	93
Inventory	2,758	(694)	(3,668)
Prepaids	355	753	657
Other assets	(255)	(98)	148
Increase (decrease) in:
Accounts payable	(559)	27	3,210
Accrued expenses	(746)	(461)	(376)
Net cash provided by (used in) operating activities	718	4,858	(2,943)
Cash flows from investing activities:
Purchase of property and equipment	(62)	(111)	(116)
Net cash used in investing activities	(62)	(111)	(116)
Cash flows from financing activities:
Borrowings on line of credit	1,848	4,460	4,380
Repayments on line of credit	(1,848)	(7,185)	(1,655)
Cash received from exercise of stock options	—	27	137
Net cash provided by (used in) financing activities	—	(2,698)	2,862
Effect of exchange rate changes on cash	(1,103)	(866)	(708)
Net increase (decrease) in cash and cash equivalents	(447)	1,183	(905)
Cash and cash equivalents, beginning of year	2,647	1,464	2,369
Cash and cash equivalents, end of year	$2,200	$2,647	$1,464
Cash paid for interest	$229	$350	$77
Cash paid for income taxes	$—	$—	$50

The accompanying notes are an integral part of these financial statements.

NOTE 1—ORGANIZATION AND LINE OF BUSINESS

InfoSonics Corporation (“InfoSonics”) was incorporated in February 1994 in the state of California and reincorporated in September 2003 in the state of Maryland. InfoSonics and its subsidiaries, InfoSonics Latin America, Inc., InfoSonics de Mexico S.A. de C.V., InfoSonics de Guatemala S.A., InfoSonics El Salvador S.A. de C.V., verykool USA, Inc., InfoSonics de Panama, verykool Hong Kong Limited, and verykool Wireless Technology Limited (collectively, the “Company”), define, source and sell wireless telecommunication products and accessories to wireless carriers and distributors. The Company markets its branded products throughout Latin America.

NOTE 2—R&D EXPENSE

From 2010 through 2014, the Company had an in-house design team in China to develop certain of its products, including its ruggedized line of xTreme products.  However, in 2014, the design team was phased out and shut down after all of its internal development projects were completed.  R&D expense in 2014 was $588,000 and there were no R&D expenses during 2015 or 2016.

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

Cash and Cash Equivalents

For consolidated financial statement purposes, cash equivalents are defined as investments which have an original maturity of ninety days or less from the original date of purchase. Cash and cash equivalents consist of cash on hand and in banks. The Company maintains its cash and cash equivalents balances in banks that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation. As of December 31, 2016 and 2015, the Company maintained deposits totaling $1.9 million and $2.2 million, respectively, with certain financial institutions in excess of federally insured amounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Trade Accounts Receivable

The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. The Company evaluates the collectability of its accounts receivable on an ongoing basis. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. The allowance for doubtful accounts was $113,000 and $95,000 at December 31, 2016 and 2015, respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of wireless phones and wireless phone accessories. The Company writes down its inventory when it is estimated to be excess or obsolete. As of December 31, 2016 and 2015, the inventory was net of write-downs of $84,000 and $276,000, respectively. From time to time, the Company has prepaid inventory as a result of deposit payments for products which have not been received by the balance sheet date. As of December 31, 2016 and 2015, the prepaid inventory balances included in prepaid assets were $1,112,000 and $1,232,000, respectively.

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

Accounting for the Impairment of Long-Lived Assets

The Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Management determined that there was no impairment of long-lived assets during the years ended December 31, 2016, 2015 and 2014.

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

Advertising Expense

The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the years ended December 31, 2016, 2015 and 2014 was $252,000, $992,000 and $745,000, respectively.

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

The Company is subject to U.S. federal income tax as well as to income tax of multiple state and foreign country jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2004 through 2016 tax years. State income tax returns are subject to examination for a period of three to four years after filing.

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

Common shares from exercise of certain options are excluded from the computation of diluted earnings per share when their exercise prices are greater than the Company’s weighted-average stock price for the period. For the years ended December 31, 2016 and 2015, the number of such shares excluded was 514,000 and 20,000, respectively. No such shares were excluded for the year ended December 31, 2014. In addition, because their effect would have been anti-dilutive to the loss calculation, common shares from exercise of in-the-money options for the years ended December 31, 2016 and 2015 of 562,000 and 1,237,000, respectively, have also been excluded from the computation of net loss per share.

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

During the year ended December 31, 2016, the Company’s three largest suppliers accounted for 42%, 19% and 17%, respectively, of total cost of sales. During the year ended December 31, 2015, the Company’s three largest suppliers accounted for 16%, 15% and 12%, respectively, of total cost of sales. During the year ended December 31, 2014, the Company’s three largest suppliers accounted for 38%, 14% and 12%, respectively, of total cost of sales.

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

In 2016, four customers represented 10% or more of the Company’s total net sales.  Those top four customers accounted for 20%, 19%, 14% and 14%, respectively, of total net sales and represented 32%, 0%, 2% and 30%, respectively, of accounts receivable at December 31, 2016.   One additional customer represented 14% of accounts receivable at December 31, 2016.  In both 2015 and 2014, three customers represented 10% or more of the Company’s total net sales. The top three customers in 2015 accounted for 18%, 15% and 10%, respectively, of total net sales and represented 35%, 16% and 16%, respectively, of accounts receivable at December 31, 2015. The top three customers in 2014 accounted for 25%, 13% and 11%, respectively, of total net sales and represented 25%, 19% and 14%, respectively, of accounts receivable at December 31, 2014.

For its verykool® products, the Company contracts with a number of OEM suppliers, design houses and contract manufacturers. In 2016, the Company purchased products from 18 manufacturers, with the top three representing 42%, 19% and 17%, respectively, of cost of sales. Although each may supply a somewhat differentiated product or service, management believes any shortfalls from existing suppliers can be absorbed by other suppliers on comparable terms. However, there are no assurances this can be achieved, and a change in suppliers could cause a delay in product shipments and sales and adversely affect results.

Recently Issued Accounting Pronouncements

Issued (Not adopted yet):

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance requires that entities disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting revenue gross versus net),” which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing,” which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients,” which provides narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which amended the guidance on performance obligation disclosures and makes technical corrections and improvements to the new revenue standard.  The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and permits early adoption on a limited basis. The update permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating this new guidance to determine the impact it will have on its consolidated financial statements as well as the expected adoption method.

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

Other Accounting Standards Updates not effective until after December 31, 2016 are not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment are primarily located in the United States and China and consisted of the following as of the dates presented (in thousands):

	December 31,
	2016	2015
Machinery and Equipment	$384	$322
Tooling, Molds and Software	—	58
Furniture and Fixtures	164	164
	548	544
Less Accumulated Depreciation	416	388
Total	$132	$156

Depreciation expense was $86,000, $92,000 and $146,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 5—FOREIGN EXCHANGE HEDGING FACILITY

On January 14, 2016, the Company entered into an Agreement for Purchase and Sale of Foreign Securities (the “FS Agreement”) with Silicon Valley Bank (“SVB”). Under the FS Agreement, the Company and SVB can enter into foreign currency spot contracts, forward contracts, forward window contracts and options to manage the Company’s foreign currency risk. On January 20, 2016, the Company entered into forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risk of the Mexican Peso inherent in its forecasted net sales and cash collections from customers in Mexico. The hedges matured on a monthly basis through June 30, 2016. Changes in the fair value of the hedges were initially recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity in the Consolidated Balance Sheet and subsequently reclassified into earnings as other income (loss) on the Consolidated Statement of Operations and Comprehensive Income (Loss) in the period in which the hedge matured. During the year ended December 31, 2016, the Company recorded $325,000 of losses on forward contracts that matured during the year.  No such contracts were outstanding at December 31, 2016.

NOTE 6—LINE OF CREDIT

On March 27, 2014, the Company entered into a Loan and Security Agreement and an attendant Intellectual Property Security Agreement (collectively the “Agreement”) with Silicon Valley Bank (the “Bank”), pursuant to which the Company could borrow up to $2 million based upon both its domestic and foreign eligible accounts receivable multiplied by an advance rate of 80% and 70%, respectively, with eligibility determined in accordance with the Agreement (the “Credit Facility”). The Credit Facility, which is secured by substantially all of the Company’s assets, contains representations and warranties, affirmative, restrictive and financial covenants, and events of default which are customary for credit facilities of this type, has since been subjected to seven amendments and currently provides for a maximum borrowing availability under the Credit Facility of $3 million.  It also provides for a $2 million sublimit which enables the Company to borrow against its Mexican Peso deposits held at the Bank at a 70% advance rate.  Borrowings under the Credit Facility bear interest based on the face amount of financed receivables at the prime rate plus 4.5% for domestic receivables and 3.53% for foreign receivables, or, in the case of Mexican Peso borrowings, at the prime rate based on the borrowed amount. At December 31, 2016, the Company was in compliance with all covenants, no amounts were drawn against the Credit Facility and $3 million was available for borrowing under the credit line. The maturity date of the Credit Facility is September 27, 2017.

NOTE 7—ACCRUED EXPENSES

As of December 31, 2016 and 2015, accrued expenses consisted of the following (in thousands):

	December 31,
	2016	2015
Accrued product costs	$400	$465
Accrued coop advertising	44	567
Accrued vacation pay	179	217
Income taxes payable	—	100
Other accruals	974	994
Total	$1,597	$2,343

NOTE 8—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate and administrative offices, quality control office and certain equipment under operating lease agreements which expire through June 2019. Certain of the agreements contain renewal options. Future minimum payments under these operating lease agreements at December 31, 2016 were $848,000. Rent expense was $417,000, $393,000 and $263,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Litigation

The Company has historically and may become involved in certain legal proceedings and claims which arise in the normal course of business.  As of the filing date of this report, the Company did not have any significant litigation outstanding.

Employee Agreements and Compensation

The Company provides a 401(k) retirement savings plan for all full-time employees. Employees are eligible after 90 days of service with the Company. The Company does not currently provide matching contributions.

The Company entered into an employment agreement with its President and Chief Executive Officer in April 2016 that expires in April 2020. The employment agreement provides for an annual salary of $365,000 and a performance-based bonus at the discretion of the Board of Directors. The agreement also provides that the Company may terminate the agreement without cause upon 30 days written notice. The Company’s only obligation would be to pay its President and Chief Executive Officer the greater of (a) 18 months’ salary or (b) one-half of the salary payable over the remaining term of the agreement.

The Company entered into an employment agreement with its Chief Financial Officer in April 2016 that expires in April 2018. The employment agreement provides for an annual salary of $205,000 and a performance-based bonus at the discretion of the Board of Directors. The agreement also provides that the Company may terminate the agreement upon 30 days written notice if termination was without cause. The Company’s only obligation would be to pay its Chief Financial Officer 9 months’ salary.

NOTE 9—STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of preferred stock, which may be issued from time to time in one or more series by the Board of Directors. In addition, the Board is authorized to set the rights, preferences, privileges and restrictions of these shares, including dividends rights, conversion rights, voting rights and liquidation preferences. These shares may have rights senior to those of the Company’s common stock holders. As of December 31, 2016 and 2015, the Company did not have any preferred shares outstanding.

Common Stock

The Company has authorized the issuance of 40,000,000 shares of common stock. As of both December 31, 2016 and 2015, a total of 14,388,728 shares were outstanding.

Stock Options

The Company has two stock-based compensation plans: the 2006 Equity Incentive Plan (“2006 Plan”) and the 2015 Equity Incentive Plan (“2015 Plan”), both of which were approved by our stockholders. As of December 31, 2016, options to purchase 810,000 and 265,000 shares were outstanding under the 2006 Plan and the 2015 Plan, respectively, and a total of 1,080,000 shares were available for grant under the 2015 Plan. No options or other equity awards are available for grant under the 2006 Plan.

The 2015 Plan was approved by stockholders in June 2015, with 1,205,749 shares of the Company’s common stock authorized for issuance thereunder. Shares subject to outstanding options under the 2006 Plan that cease to be subject to such options, such as by expiration or forfeiture, also become available for issuance under the 2015 Plan, up to an aggregate maximum of 958,668 shares. The 2015 Plan is intended to provide incentives to key employees, officers, directors and consultants who provide significant services to the Company. The exercise price is determined by the Compensation Committee, but must be at least equal to the fair market value of the common stock on the date of grant of such option. The Compensation Committee also establishes the vesting schedule for each option granted and the term of each option, which cannot exceed 10 years from the date of grant. In the event of termination, vested options generally must be exercised within three months. In a change of control, if outstanding awards under the 2015 Plan are assumed or substituted by a successor company, such awards do not automatically fully vest but may become fully vested in the event of a qualifying termination following such change of control. Outstanding options granted under the 2006 Plan provide 100% vesting upon a change of control of the Company.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2015 and 2014: risk-free interest rates of 1.94% and 1.56%, respectively, based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0% as the Company has not, and does not intend to, issue dividends; and expected lives of 4 to 6 years based upon the historical life of the Company’s options. For grants in 2015 and 2014, the expected volatility used ranged from 93.41% to 96.65% based on the Company’s historical stock price fluctuations for a period matching the expected life of the options.  No stock options were granted during 2016.

A summary of stock option activity for the year ended December 31, 2016 is as follows (shares and aggregate intrinsic value in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,257	$1.04
Granted	—	$—
Expired	(108)	$0.51
Forfeited	(74)	$1.73
Outstanding at December 31, 2016	1,075	$1.04	3.82 years	$—
Vested and expected to vest	1,055	$1.03	3.78 years	$—
Exercisable at December 31, 2016	943	$0.97	3.53 years	$—

There was no aggregate intrinsic value in the outstanding stock options at December 31, 2016 because the closing price of our stock at that date was $0.38 per share, which price was below the exercise price of all outstanding options.

A summary of the status of the Company’s non-vested options at December 31, 2016, and changes during the year then ended are presented below (shares in thousands):

	Shares	Weighted -average grant-date fair value
Non-vested at December 31, 2015	450	$1.16
Granted	-	$-
Vested	(276)	$1.09
Forfeited	(41)	$1.45
Non-vested at December 31, 2016	133	$1.19

The weighted-average per share grant-date fair values of options granted during 2015 and 2014 were $1.25 and $0.93, respectively. No options were granted during 2016 and no options were exercised during 2016.  During the year ended December 31, 2015, a total of 30,000 option shares were exercised and the Company received $27,000 in cash, or an average of $0.89 per share, from these exercises. During the year ended December 31, 2014, a total of 174,000 option shares were exercised and the Company received $137,000 in cash, or an average of $0.79 per share, from these exercises. The unrecognized stock-based compensation expense for future periods as of December 31, 2016 is $123,000, which is expected to be recognized over a weighted-average period of approximately 0.9 years. Such amount may change as a result of future grants, forfeitures, modifications in assumptions and other factors. The total fair value of options that vested during 2016, 2015 and 2014 was $302,000, $205,000 and $80,000, respectively.

The following table summarizes share-based compensation expense for the years ended December 31 (in thousands):

	2016	2015	2014
Selling, general and administrative:
Non-employee directors	$62	$47	$19
Officers	130	97	39
Others	96	74	28
Total SG&A	288	218	86
Related deferred income tax benefits	—	—	—
Share-based compensation expense	$288	$218	$86

NOTE 10—INCOME TAXES

The Company is subject to US federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2016 remain open to examination by the taxing authorities due to the carryforward of unutilized net operating losses. As of December 31, 2016, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

Components of the income tax provision are as follows for the years ended December 31 (in thousands):

	2016	2015	2014
Current tax benefit (provision):
Federal	$—	$—	$—
State	(2)	(3)	(3)
Foreign	95	—	(11)
Total	93	(3)	(14)
Deferred tax benefit (provision):
Federal	838	(31)	(437)
State	52	12	(2)
Total	890	(19)	(439)
Change in valuation allowance	(890)	19	439
Total benefit (provision) for income taxes	$93	$(3)	$(14)

A reconciliation of income taxes computed by applying the federal statutory income tax rate of 34.0% to income (loss) before income taxes to the recognized income tax provision reported in the accompanying consolidated statements of operations is as follows for the years ended December 31 (in thousands):

	2016	2015	2014
U.S. federal income tax at statutory rate	$996	$422	$(94)
State taxes, net of federal benefit	32	6	(5)
Non-deductible expenses	(8)	(10)	(9)
Foreign income tax rate differential	(9)	(443)	(265)
Valuation allowance	(890)	19	439
Foreign earnings	—	—	—
Other	(28)	3	(80)
Total provision for income taxes	$93	$(3)	$(14)

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

	December 31,
	2016	2015
Current deferred tax assets:
Allowance for bad debts	$34	$34
Share-based payment expense	321	220
Allowance for obsolete inventory	30	98
Accrued compensation	63	77
Contribution carryover	—	2
Other accruals	66	73
Total	514	504
Non-current deferred tax assets:
Depreciation	16	11
Capital loss	179	179
Net operating loss	3,991	3,118
Credit carryover	51	49
Total	4,237	3,357
Valuation allowance	(4,751)	(3,861)
Net deferred tax assets	$—	$—

At December 31, 2016, the Company had federal and state net operating loss carryforwards of approximately $12,387,000 and $14,492,000, respectively. The federal and state net operating loss carryforwards begin to expire in 2027 and 2017, respectively.

Included in the net operating loss carryforward balances noted above are approximately $2,431,000 and $1,067,000, for federal and state purposes, respectively, which are attributed to the exercise of non-qualified stock options for which the tax effect will be a component of the Company’s Additional Paid in Capital.

Pursuant to Internal Revenue Code Section 382, use of the Company’s net operating loss carryforwards will be limited if a cumulative change in ownership of more than 50% occurs within a three-year period.

Following the Company’s adoption on January 1, 2007 of ASC 740-10 regarding accounting for uncertainty in income taxes, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with the guidance. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of that review, the Company concluded there were no uncertain tax positions and no cumulative effect on retained earnings at the time of adoption. Subsequent to that date of adoption through December 31, 2016, the Company has continued to evaluate its tax positions and concluded that it has not had any material uncertain tax positions.

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports segment data based on the management approach, which designates the internal reporting that is used by management for making operating and investment decisions and evaluating performance as the source of the Company’s reportable segments. The Company uses one measurement of profitability and does not disaggregate its business for internal reporting. The Company has determined that it has operated in one segment and has provided wireless handsets and accessories to carriers, distributors and OEM customers in Latin America, Asia Pacific, Europe, Africa and the United States for the years covered in the table below. The table summarizes the Company’s net sales by geographic area for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	2016	2015	2014
Central America	$10,883	$8,223	$15,887
South America	4,849	9,879	12,767
Mexico	15,128	13,339	8,063
U.S.-based distributors selling to Latin America	6,992	11,853	7,240
United States	1,276	4,511	2,582
EMEA	—	—	1,530
Asia Pacific	12	28	75
Total	$39,140	$47,833	$48,144

During the year ended December 31, 2016, sales to customers in Mexico and Guatemala represented 39% and 19%, respectively, of the Company’s consolidated net revenue.  Also in 2016, sales to a U.S.-based distributor who sells into the open market in Latin America represented 14% of net revenue.  In 2015, sales to customers in Mexico, Peru, Guatemala and the same U.S.-based distributor represented 28%, 10%, 10% and 18%, respectively, of the Company’s consolidated net revenue. In 2014, sales to customers in Peru, Mexico, Puerto Rico and the same U.S.-based distributor represented 25%, 17%, 12% and 11% of the Company’s consolidated net revenue, respectively. Sales in no other individual country amounted to 10% or more of the Company’s consolidated net revenue in any of the three years covered above.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2016
Net sales	$9,410	$12,126	$8,989	$8,615
Gross profit	1,178	1,157	884	1,374
Net income (loss)	(903)	(1,035)	(945)	48
Basic and diluted net income (loss) per share	(0.06)	(0.07)	(0.07)	0.00
Year Ended December 31, 2015
Net sales	$14,517	$10,945	$12,179	$10,192
Gross profit	2,554	1,608	2,001	1,256
Net income (loss)	532	(678)	(138)	(959)
Basic and diluted net income (loss) per share	0.04	(0.05)	(0.01)	(0.07)

SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts—Schedule II

	(Amounts in thousands)
	Balance, beginning of year	Additions charged to operations	Deletions from Reserve	Balance, end of year
Allowance for doubtful accounts:
Year ended December 31, 2016	$95	$18	$—	$113
Year ended December 31, 2015	95	—	—	95
Year ended December 31, 2014	373	—	278	95

EXHIBIT INDEX

Number	Description

3.1	Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (5)

4.1	Specimen Common Stock Certificate (1)

10.2	2006 Equity Incentive Plan (2)(*)

10.3	Form of Stock Option Grant Notice/Stock Option Agreement—2006 Equity Incentive Plan (3)(*)

10.4	Form of Amended and Restated Stock Option Agreement (Non-Employee Directors’ Option) (2)(*)

10.5	Office Space Lease, dated September 10, 2007, by and between UTC Properties LLC and the Company (4)

10.6	FX Trading Master Agreement between HSBC Bank USA, National Association and InfoSonics Corporation dated December 9, 2011 (6)

10.7	Pledge Agreement between HSBC Bank USA, National Association and InfoSonics Corporation dated December 20, 2011 (6)

10.8	First Amendment to Lease, dated May 23, 2012, by and between UTC Properties LLC and the Company (7)

10.9	Loan and Security Agreement dated as of March 27, 2014 between Silicon Valley Bank and InfoSonics Corporation (8)

10.10	Intellectual Property Security Agreement dated as of March 27, 2014 between Silicon Valley Bank and InfoSonics Corporation (8)

10.11	First Amendment to Loan and Security Agreement dated as of December 5, 2014 between Silicon Valley Bank and InfoSonics Corporation (9)

10.12	Form of Stock Option Grant Notice/Stock Option Agreement—2015 Equity Incentive Plan (10)

10.13	2015 Equity Incentive Plan (11)(*)

10.14	Second Amendment to Loan and Security Agreement dated as of May 26, 2015 between Silicon Valley Bank and InfoSonics Corporation (12)

10.15	Third Amendment to Loan and Security Agreement dated as of August 4, 2015 between Silicon Valley Bank and InfoSonics Corporation (13)

10.16	Fourth Amendment to Loan and Security Agreement dated as of October 26, 2015 between Silicon Valley Bank and InfoSonics Corporation (14)

10.17	Employment Agreement effective of April 21, 2016 between InfoSonics and Joseph Ram (15)(*)

10.18	Employment Agreement effective of April 21, 2016 between InfoSonics and Vernon A. LoForti (15)(*)

10.19	Fifth Amendment to Loan and Security Agreement dated as of May 20, 2016 between Silicon Valley Bank and InfoSonics Corporation (16)

10.20	Sixth Amendment to Loan and Security Agreement dated as of August 23, 2016 between Silicon Valley Bank and InfoSonics Corporation (17)

10.21	Seventh Amendment to Loan and Security Agreement dated as of October 6, 2016 between Silicon Valley Bank and InfoSonics Corporation (18)

21	Subsidiaries of InfoSonics (+)

23	Consent of Independent Registered Public Accounting Firm (+)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+)

Number	Description

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (+)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed on January 30, 2004.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed on June 12, 2006.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 12, 2006.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2007.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 14, 2010.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 16, 2012.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2012.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 1, 2014.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 8, 2014.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 10, 2016.
(11)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed on April 28, 2015.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 28, 2015.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 5, 2015.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 29, 2015.
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 6, 2016.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 23, 2016.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 25, 2016.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 11, 2016.
(*)	Indicates a management contract or compensatory plan or arrangement
(+)	Filed herewith