Form 10-K/A
period 2016-12-31
INFOSONICS Corp
filed 2017-04-27
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒   Yes     ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes     ☒   No

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

As of April 27, 2017, there were 14,388,728 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

InfoSonics Corporation

Form 10-K/A for the Year Ended December 31, 2016

Signatures	19
Exhibits	19

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) supplements the Annual Report on Form 10-K of InfoSonics Corporation (“InfoSonics” or the “Company”) for the year ended December 31, 2016, which we filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2017 (the “Original Form 10-K”). This amendment is being filed primarily to provide the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. The information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference to a definitive proxy statement if such statement is filed no later than 120 days after the end of our fiscal year. We are filing this Form 10-K/A because we no longer expect to file our definitive proxy statement by such date.  Accordingly, this Form 10-K/A hereby amends and replaces in its entirety Part III of the Original Form 10-K. In addition, the reference on the cover page of the Original Form 10-K to the incorporation by reference to our definitive proxy statement, or an amendment to the Original Form 10-K, of Part III is hereby deleted and the number of outstanding shares of common stock has been updated as of April 27, 2017.  We also are including as exhibits the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Form 10-K/A does not amend any other information set forth in the Original Form 10-K, and we have not modified or updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

Directors

Information with respect to the Company’s current directors is set forth below.

Name	Age as of March 10, 2017	Position with InfoSonics	Initial Date as Director
Joseph Ram	54	President, Chief Executive Officer and Director	1994
Randall P. Marx (1)(2)(3)(4)	64	Director	2003
Robert S. Picow (1)(2)(3)	61	Director	2003
Kirk A. Waldron (1)(2)(3)(5)	54	Director	2005

______________

(1)	Member of the Audit Committee of our Board.
(2)	Member of the Compensation Committee of our Board.
(3)	Member of the Nominating and Corporate Governance Committee of our Board.
(4)	Compensation Committee Chairman.
(5)	Audit Committee Chairman.

Biographical Information

Joseph Ram, Director, Founder, President and Chief Executive Officer. In 1994, Mr. Ram founded InfoSonics Corporation as a distribution center for telecommunications and business systems. Previously, between 1989 and 1993, as sales director for ProCom Supply, Mr. Ram was in charge of worldwide purchasing and oversaw all international sales. Mr. Ram’s position as President and Chief Executive Officer of the Company since the Company’s inception provides the Board with unique insight and direct access to strategic and operational information about the Company.

Randall P. Marx, Director. Mr. Marx has served as a Director of InfoSonics since December 2003, and is currently an independent consultant. Mr. Marx served as a Director of ARC Wireless Solutions, Inc., a publicly traded company, a division of which was engaged in antenna and cable design and manufacturing, from February 1990 until November 2008, as Chief Executive Officer from December 1994 until June 2000, as Treasurer and Principal Financial Officer from December 1994 until June 2000, as Director of Acquisitions from July 2000 until February 2001 and as Chairman and Chief Executive Officer from February 2001 until November 2008. From 1983 until 1989, Mr. Marx served as President of THT Lloyd’s Inc., Lloyd’s Electronics Corp. and Lloyd’s Electronics Hong Kong Ltd., international consumer electronics companies. Mr. Marx also served until October 2015 as Director and Chief Executive Officer of International Development Group Ltd., a privately held holding company with holdings of Asia Pacific Materials, Hong Kong Ltd., which was engaged in the design and contract manufacturing of various electronic products, Group Mobile, an eCommerce distributor of ruggedized computer equipment and Flicharge International LTD, which was engaged in the design, manufacturing and marketing of wireless charging equipment. Mr. Marx’s background as a director and CEO of companies engaged in the manufacturing and sales of consumer electronics, along with his general experience gained from a career in related industries, provide the Board with financial and operational expertise and analytical skills directly relevant to the Company’s industry.

Robert S. Picow, Director. Mr. Picow has served as a Director of InfoSonics since December 2003. Since March 2001, Mr. Picow has served as a Director of SMF Energy Corporation (formerly known as Streicher Mobile Fueling, Inc.), a public company that provides petroleum product distribution services, transportation logistics and emergency response services to the trucking, manufacturing, construction, shipping, utility, energy, chemical, telecommunications and government services industries. From March 2008 through March 2011, Mr. Picow served as Vice Chairman of the Eezinet Corporation, a community aware internet service and communications provider. From May 2005 through September 2007, Mr. Picow served as a Director of Ascendia Brands, Inc., a public company that manufactured, marketed and distributed a portfolio of branded products in the health and beauty care categories. Ascendia Brands was previously known as Cenuco, Inc. prior to a name change in May 2006. From April 2004 to May 2005, Mr. Picow served as Chairman of Cenuco, Inc., a public company engaged in wireless application development and software solutions. From July 2003 to May 2005, Mr. Picow served as a Director of Cenuco. From May 2006 to September 2008, Mr. Picow served as a Director and Audit Committee Member of American Telecom Services, Inc., a public telecommunications services company. From 1996 to 1997, Mr. Picow served as Vice Chairman and a Director of BrightPoint, Inc., a public company that distributes wireless devices and accessories and provides customized logistic services to the wireless industry. From its formation in

1986 until its merger with BrightPoint in 1996, Mr. Picow was Chief Executive Officer of Allied Communications, Inc., a cellular telephone and accessory distribution company. Mr. Picow’s extensive board leadership experience with companies in the wireless telecommunications industry, together with his experience in the distribution of wireless devices as a director, owner and executive officer of companies in this line of business, provide the Board with significant expertise and skills relevant to the Company’s business.

Kirk A. Waldron, Director. Mr. Waldron has served as a Director of InfoSonics since January 2005. Since January 2014, Mr. Waldron has served as Chief Financial Officer of Qual-Pro Corporation, a privately held electronics manufacturing services provider offering a wide range of services and expertise from printed circuit board assemblies to full box-builds.  From May 2014 to January 2015, Mr. Waldron served as a Director of State Fish Co., Inc., a privately held fish processor that also provides high pressure pasteurization and cold press juicing and bottling services.  From October 2012 to December 2013, Mr. Waldron was an independent consultant.  From May 2005 to September 2012, Mr. Waldron served as the Chief Financial Officer of Event Rentals, Inc. (doing business as Classic Party Rentals), the largest full-service event rental provider in the United States. From July 2005 to May 2006, Mr. Waldron served as a Director of Reptron Electronics Inc., a public company that provided engineering services, display and systems integration services and electronic manufacturing services. From September 2004 to January 2005, Mr. Waldron served as Interim President of SMTEK International Inc., a public company that provided electronics manufacturing services to original equipment manufacturers in the medical, industrial instrumentation, telecommunications, security, financial services automation and aerospace and defense industries. From April 2001 to January 2005, Mr. Waldron also served as SMTEK’s Chief Financial Officer and Treasurer, and from May 2002 to January 2005 as SMTEK’s Senior Vice President. From February 1999 to February 2001, Mr. Waldron was a Director, President and Chief Executive Officer of AML Communications, Inc., a public company that designs, manufactures, and markets radio frequency and microwave, low noise, medium and high power amplifiers and subsystems serving primarily the defense electronic warfare market. From 1996 to February 1999, Mr. Waldron served as AML’s Chief Financial Officer. From 1994 to 1996, Mr. Waldron was Chief Financial Officer at Dynamotion/ATI Corp., a public company that developed, manufactured, and marketed computer numerical control drilling and routing machines used in the production of high-density, multi-layered printed circuit boards and semiconductor packages. Mr. Waldron is a non-practicing Certified Public Accountant and holds a Bachelor of Science in Business Administration from the University of Southern California. Mr. Waldron’s career as a financial executive in the electronics manufacturing and telecommunications industries provides the Board with significant financial and operational experience and analytical skills relating to the Company’s business.

Executive Officer

Information for our only other current executive officer not otherwise discussed above as of March 10, 2017 is as follows:

Vernon A. LoForti, Vice President, Chief Financial Officer and Corporate Secretary, 63 years old. Mr. LoForti has served as Vice President and Chief Financial Officer of InfoSonics since July 2010 and Corporate Secretary since April 2011. Prior to InfoSonics, Mr. LoForti served in a number of executive positions at Overland Storage, Inc., a global supplier of data protection appliances. Mr. LoForti joined Overland in 1995 and served as the company’s Vice President, Chief Financial Officer and Secretary from 1995 to August 2007, including leading its initial public offering in 1997. From August 2007 to January 2009, LoForti served as President, Chief Executive Officer and a member of Overland’s Board of Directors. From February 2009 to September 2009, he served as Overland’s President. From August 1992 to December 1995, Mr. LoForti was the Chief Financial Officer for Priority Pharmacy, a privately-held pharmacy company. From 1981 to 1992, Mr. LoForti was Vice President of Finance for Intermark, Inc., a publicly-held conglomerate. Mr. LoForti began his career in public accounting with Price Waterhouse and holds a Bachelor of Science in Accounting from Brigham Young University.

Director Compensation

The following table sets forth information regarding the annual compensation of InfoSonics’ nonemployee directors for 2016, which consisted of annual retainer fees, including amounts associated with serving as Chairman of the Audit Committee. The nonemployee director compensation program is more particularly described below. Mr. Ram, President and Chief Executive Officer of the Company, receives no separate compensation for his Board service.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Kirk A. Waldron	$43,000(3)	−	$43,000
Randall P. Marx	$40,000	−	$40,000
Robert S. Picow	$40,000	−	$40,000

_____________________

(1)	No stock options were granted during 2016.
(2)	Our nonemployee directors had the following number of outstanding stock options at 2016 fiscal year end: Mr. Waldron, 78,000 shares; Mr. Marx, 78,000 shares; and Mr. Picow, 78,000 shares.
(3)	Includes payment of $3,000 for service as Audit Committee Chairman.

Nonemployee Director Compensation Program for 2016.   Nonemployee directors were compensated by an annual cash retainer fee of $40,000.  The Audit Committee Chairman was paid an additional annual cash retainer of $3,000.  Payments are made to directors on a quarterly basis.  Board members are also reimbursed for out-of-pocket costs related to their attendance at Board and Committee meetings.

Board Committees and Meetings

The Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Board of Directors annually reviews the Nasdaq Stock Market Rules’ definitions of independence for members of each of the committees and has determined that members of each of the committees are independent pursuant to applicable rules of the Nasdaq Stock Market Rules and the SEC.

Copies of our committee charters may be viewed at the Company’s website at http://www.infosonics.com/index.php/investors/ corporate-governance.

Directors serving on our committees are set forth below:

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee(1)
Kirk A. Waldron	**	*	*
Randall P. Marx	*	**	*
Robert S. Picow	*	*	*

__________________

*	Member.
**	Chairman.
(1)	The Nominating and Corporate Governance Committee currently has no chairman.

Audit Committee

Our Audit Committee performs, among other things, the following functions:

•	determines the independent registered public accounting firm to be employed;
•	discusses the scope of the independent registered public accounting firm’s examination;
•	reviews the financial statements and the independent registered public accounting firm’s report;
•	solicits recommendations from the independent registered public accounting firm regarding internal controls and other matters;
•	reviews related-party transactions for conflicts of interest;
•	makes recommendations to the Board regarding audit-related, accounting and certain other matters; and
•	performs other related tasks as requested by the Board.

Messrs. Waldron, Marx and Picow are the members of the Audit Committee. Mr. Waldron is the Chairman of the Audit Committee. Our Board of Directors has determined that Messrs. Marx and Waldron, each an independent director, are Audit Committee financial experts.

Compensation Committee

Our Compensation Committee performs, among other things, the following functions:

•	develops executive compensation philosophies and establishes and annually reviews and approves policies regarding executive compensation programs and practices;
•

reviews and approves corporate goals and objectives relevant to the Chief Executive Officer’s compensation, evaluates the Chief Executive Officer’s performance in light of those goals and objectives and sets the Chief Executive Officer’s compensation based on this evaluation;

•	reviews the Chief Executive Officer’s recommendations with respect to, and approves annual compensation for, InfoSonics’ other executive officers;
•	establishes and administers annual and long-term incentive compensation plans for key executives;
•	reviews and approves, if appropriate, or recommends to the Board for its approval and, where appropriate, submission to InfoSonics’ stockholders, incentive compensation plans and equity–based plans;
•	recommends to the Board for its approval changes to executive compensation policies and programs;
•	oversees and annually reviews the non-employee director compensation program; and
•	reviews and approves special executive employment, compensation and retirement arrangements.

The members of our Compensation Committee are Messrs. Waldron, Marx and Picow. Mr. Marx is the Chairman of the Compensation Committee.

The Compensation Committee may invite to its meetings any member of management, including the Chief Executive Officer, and such other persons as it deems appropriate to carry out its duties and responsibilities. Our management assists the Compensation Committee by providing various support, including:

•	providing the Compensation Committee with perspectives of the business and people needs of the Company;
•

having the Chief Executive Officer make compensation recommendations to the Compensation Committee for the other executive officers (although the Compensation Committee ultimately determines compensation for the Chief Executive Officer and the other executive officers); and

•	developing recommendations for the design of pay programs applicable to the executive officers.

In addition, the Compensation Committee may from time to time engage an outside compensation consultant to:

•	assist the Compensation Committee in reviewing recommendations prepared by management in light of the Company’s objectives and market practices; and
•	provide the Compensation Committee with an outside perspective regarding compensation.

In June 2015, the Compensation Committee engaged Compensation & Benefit Solutions to review compensation levels for our Named Executive Officers, including a bench marking analysis against the following 13 peer companies:

ADDvantage Technologies Group, Inc.	Ikanos Communications, Inc.
Blonder Tongue Laboratories Inc.	Iteris Inc.
Clearfield, Inc.	RELM Wireless Corp.
ClearOne Incorporated	Westell Technologies, Inc.
Envivio Inc.	Wireless Telecom Group Inc.
Franklin Wireless Corp.	Zhone Technologies, Inc.
ID Systems Inc.

Based on the report of the consultant, the Compensation Committee accepted the consultant’s findings that the compensation of our Named Executive Officers is appropriate. In the future, the Compensation Committee may consider alternative performance recommendations for future cash bonus programs and other long-term incentive programs.

Compensation & Benefit Solutions did not provide any other services to InfoSonics during 2015 and only received fees from InfoSonics on behalf of the Compensation Committee.  The Compensation Committee reviewed the independence of the consultant based on the criteria established by the SEC and determined there were no conflicts of interest. The Compensation Committee did not use the services of a compensation consultant during 2016.

Nominating and Corporate Governance Committee

We also have a Nominating and Corporate Governance Committee, which, pursuant to its written charter, is responsible for recommending potential directors, for considering nominations for potential directors submitted by our stockholders and for certain matters related to corporate governance. Messrs. Marx, Picow and Waldron serve on this committee.

There have been no material changes to the procedures (as described below) by which security holders may recommend nominees to our Board of Directors in the last fiscal year.

Director Candidates

The Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications and have a high standard of personal and professional ethics, integrity and values. Candidates for director nominees are reviewed in the context of the current composition of our Board of Directors, our operating requirements and the long-term interests of our stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee considers independence, professional background and experience, other board experience, industry knowledge, skills and expertise, and such other factors as it deems appropriate given the current needs of the Board and InfoSonics, to maintain a balance of knowledge, experience and capabilities. Other factors considered may include diversity (including age, geography, professional and other experience), although the Company does not have a formal policy regarding diversity.

In the case of incumbent directors, the Nominating and Corporate Governance Committee reviews such directors’ overall service to us during their term, including the number of meetings attended, level of participation, quality of performance, and any other relevant considerations. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee must be independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations, and the advice of counsel, if necessary.

The Nominating and Corporate Governance Committee uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Corporate Governance Committee conducts appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of our Board of Directors. The Nominating and Corporate Governance Committee meets to discuss and consider such candidates’ qualifications and then selects nominees for recommendation to the Board by majority vote.

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder or not. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board at an annual meeting of stockholders must do so by delivering, at least 120 days prior to the anniversary date of the mailing of the proxy statement for our last annual meeting of stockholders, a written recommendation to the Nominating and Corporate Governance Committee at the following address: c/o Corporate Secretary, 3636 Nobel Drive, Suite 325, San Diego, California 92122. Each submission must set forth, among other things: the name and address of the stockholder on whose behalf the submission is made; the number of our shares that are owned beneficially by such stockholder as of the date of the submission; the full name of the proposed candidate; a description of the proposed candidate’s business experience for at least the previous five years;

complete biographical information for the proposed candidate; and a description of the proposed candidate’s qualifications as a director. For additional information, see our Director Selection Guidelines attached to the Nominating and Corporate Governance Committee’s Charter, which can be found on our website at http://infosonics.com/index.php/investors/corporate-governance/nominating-and-corporate-governance-committee-charter/.

Meetings of the Board of Directors and Committee Member Attendance

During fiscal year 2016, our Board of Directors met fourteen times, our Audit Committee met four times, our Compensation Committee met twice, and our Nominating and Corporate Governance Committee met once. All directors attended at least 75% of the meetings of the Board and of the committees on which they served in fiscal year 2016 that were held while they were a director or committee member. InfoSonics does not have a specific policy requiring director attendance at the Annual Meeting of Stockholders; however, we encourage our directors to be present at the Annual Meeting and available to answer any stockholder questions. No shareholders or directors attended our 2016 Annual Meeting.

Board Leadership Structure and Role in Risk Oversight

At the present time, in light of the small size of the Company and its Board of Directors, the Board believes that InfoSonics and its stockholders are best served by not having a Chairman of the Board or lead director. Mr. Ram, InfoSonics’ President and Chief Executive Officer, is also a director of the Company. Mr. Ram oversees the management team, which is responsible for identifying, assessing and managing the material risks facing the Company. The other three members of the Board are independent directors, each of whom is a strong, seasoned business executive with expertise in areas critical to the Company, including wireless technology and distribution, China-based manufacturing and financial controls. Each director takes a leadership role in his area of expertise.

The Board of Directors has historically performed an important role in the review and oversight of risks, and generally oversees the Company’s risk management practices and processes, including entity level and financial controls. In its risk oversight role, the Board has the responsibility to satisfy itself that the risk management processes designed and implemented by the Company’s management are adequate and functioning as designed. The Board also oversees organizational structure, policies and procedures, such as the Code of Conduct and the Code of Ethics and other internal policies and guidelines designed to support the Company’s corporate governance and to comply with the laws, rules and regulations that apply to the Company’s business operations.

Although the Board of Directors is ultimately responsible for risk oversight at the Company, it has delegated primary oversight of the management of (i) financial reporting, internal controls, accounting and compliance risks to the Audit Committee, (ii) compensation risk to the Compensation Committee, and (iii) corporate governance risk to the Nominating and Corporate Governance Committee. Each of these committees routinely reports to the Board on the management of these specific risk areas.

To permit the Board of Directors and its committees to perform their respective risk oversight roles, members of management report directly to the Board or the relevant committee of the Board responsible for overseeing the management of specific risks, as applicable. The President and Chief Executive Officer reports directly to the Board. The Chief Financial Officer reports to the President and Chief Executive Officer, the Board and the Audit Committee. Members of the management team have a high degree of access and communication with the independent directors of the Board and the various Board committees. Members of the Company’s management regularly attend Board and committee meetings and are available to address any questions or concerns raised on matters related to risk management. Because three of the four Board members are independent directors and each committee of the Board consists solely of independent directors, InfoSonics’ risk oversight structure conforms to the Company’s belief that having a strong, independent group of directors is important for quality governance.

Additional Corporate Governance Information

Stockholder Communications

Stockholders wishing to send communications to the Board may contact Vernon A. LoForti, our Vice President, Chief Financial Officer and Corporate Secretary, at InfoSonics’ principal executive offices address. All such communications will be shared with the members of the Board, or if applicable, a specified committee or director.

Code of Business Conduct and Ethics and Reporting of Accounting Concerns

We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”). We require all employees to adhere to the Code of Conduct in addressing legal and ethical issues encountered in conducting their work. The Code of Conduct requires that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest.

We have also adopted a Code of Ethics (the “Code of Ethics”) for our Chief Executive Officer, our Chief Financial Officer and our Controller. The Code of Ethics supplements our Code of Conduct and is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters.

The Code of Conduct and Code of Ethics can be found on our website at http://www.infosonics.com/index.php/investors/corporate-governance.

We have established “whistle-blower procedures” that provide a process for the confidential and anonymous submission, receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters. These procedures provide protections to employees who report company misconduct.

If we make changes to our Code of Ethics or Code of Business Conduct and Ethics in any material respect or waive any provision of either such Code for our board members or certain management persons covered by either such Code, we expect to provide the public with appropriate notice of any such change or waiver by publishing a description of such event on our corporate website, www.infosonics.com, or by other appropriate means as required by applicable rules of the SEC.

Section 16(A) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to us, we are not aware of any person who at any time during the fiscal year ended December 31, 2016, was a director, officer or beneficial owner of more than ten percent of our common stock, who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act for transactions occurring during such fiscal year.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth for our Chief Executive Officer and our Chief Financial Officer (each of these persons is referred to as a Named Executive Officer) information regarding salary, bonus and other compensation for the years ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Joseph Ram	2016	$365,000	—	—	$15,983(2)	$380,983
President and Chief Executive Officer	2015	$365,000	—	$89,550	$25,964	$480,514

Vernon A. LoForti	2016	$205,000	—	—	—	$205,000
Vice President, Chief Financial Officer and Corporate Secretary	2015	$205,000	—	$59,700	—	$264,700

____________________________

(1)

This amount reflects the aggregate grant date fair value of the option granted in the year indicated, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718. Assumptions used in the calculation of this amount are included in Note 9 to the Company’s audited financial statements included in the 2016 Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

(2)	Represents $14,000 of automobile allowance and $1,983 for Company-paid cell phones for Mr. Ram’s family members.

Employment Agreements

Joseph Ram. On April 21, 2016, the Compensation Committee of the Company authorized and approved the extension of the term of the employment agreement between the Company and Mr. Ram which was set to expire on April 8, 2016. The terms of the new agreement are substantially similar to the prior employment agreement. The annual base salary of $365,000 set forth in the employment agreement is subject to periodic review by the Board of Directors or the Compensation Committee. The agreement also provides that Mr. Ram is eligible to receive an annual performance-based bonus in the discretion of the Compensation Committee.  No such bonus was paid for 2015 or 2016. Mr. Ram’s employment agreement has a term of four years, commencing on April 9, 2016 and expiring on April 8, 2020.

Mr. Ram’s employment agreement provides for the payment of severance under certain conditions. If InfoSonics terminates his employment other than for “cause” or if Mr. Ram terminates his employment for “reasonable basis,” Mr. Ram is entitled to a severance payment equal to the greater of (i) 18 months of salary and (ii) the salary payable over 50% of the remaining term of the employment agreement, subject to Mr. Ram’s execution within 45 days of the termination date of a general release and waiver of claims against InfoSonics. If Mr. Ram voluntarily terminates his employment other than for “reasonable basis,” he is not entitled to receive a severance payment. Under the terms of the agreement, Mr. Ram is also subject to confidentiality and non-competition restrictions in favor of InfoSonics.

Under the employment agreement, the term “reasonable basis” generally means a material breach of the employment agreement by the Company that is not timely cured by the Company, a termination without “cause” during the term of the agreement, a reduction in Mr. Ram’s salary except to the extent that a majority of the other executive officers of the Company incur similar reductions, or a termination of employment within 12 months after a “change of control.”

The term “change of control” generally means any consolidation or merger in which the Company is not the continuing or surviving corporation, except where the holders of Company common stock immediately prior to the merger own a majority of the voting common stock of the surviving corporation immediately after the merger; a sale, lease, exchange or other transfer of all or substantially all the Company’s assets; stockholder approval of a liquidation or dissolution of the Company; the acquisition by any person or entity of a majority of the stock entitled to elect a majority of the directors of the Company; or a bankruptcy proceeding.

The term “cause” generally means engaging in or committing willful misconduct, gross negligence, theft, fraud or other illegal conduct; refusal or unwillingness to perform, or materially inadequate performance of the executive’s duties; breach of any applicable non-competition, confidentiality or other proprietary information or inventions agreement; inappropriate conflict of interest; insubordination; failure to follow the directions of the Board or any committee thereof; or indictment or conviction of any felony, or any entry of a plea of nolo contendere.

Vernon A. LoForti. On April 21, 2016, the Compensation Committee of the Company authorized and approved the extension of the term of the employment agreement between the Company and Mr. LoForti which was set to expire on April 8, 2016.  The terms of the agreement are substantially similar to the prior employment agreement. The annual base salary of $205,000 set in the employment agreement is subject to periodic review by the Board of Directors or the Compensation Committee. The agreement also provides that Mr. LoForti is eligible to receive an annual performance-based bonus of up to 35% of his base salary in the discretion of the Compensation Committee.  No such bonus was paid for 2015 or 2016. Mr. LoForti’s employment agreement has a term of two years, commencing on April 9, 2016 and expiring on April 8, 2018.

Mr. LoForti’s employment agreement provides for the payment of severance under certain conditions. If InfoSonics terminates his employment other than for “cause” or if Mr. LoForti terminates his employment for “reasonable basis,” he will be entitled to receive severance payments equal to his base salary for 9 months, conditioned upon the execution by Mr. LoForti within 45 days of the termination date of a general release and waiver of claims against the Company. If Mr. LoForti voluntarily terminates his employment other than for “reasonable basis,” he is not entitled to receive a severance payment. Under the terms of the agreement, Mr. LoForti is subject to confidentiality restrictions in favor of InfoSonics.

Under the employment agreement, the terms “reasonable basis”, “change of control” and “cause” generally have the same meanings as under the employment agreement with Mr. Ram described above (except that "reasonable basis" does not include a termination of employment within 12 months of a change of control under Mr. LoForti's employment agreement).

Option Grants to Named Executive Officers

InfoSonics’ Named Executive Officers have been granted stock options under the InfoSonics Corporation 2006 and 2015 Equity Incentive Plans with the terms noted below:

•

Stock options under each of the 2006 and 2015 Equity Incentive Plans are granted with an exercise price that is no less than the fair market value of the common stock on the date of grant, defined as the closing price of common stock on the date of grant or if not traded on such date, the closing price on the last preceding date on which the common stock was traded.

•

Stock options typically vest over two to four years from the date of grant. Footnotes to the Outstanding Equity Awards at 2016 Fiscal Year-End table describe the vesting schedules applicable to outstanding option grants to the Named Executive Officers.

•	The effect of a “change in control” on options granted under the 2006 Equity Incentive Plan is described below under “Change in Control Provisions Under 2006 Equity Incentive Plan.”
•	The effect of a “change in control” on options granted under the 2015 Equity Incentive Plan is described below under “Change in Control Provisions Under 2015 Equity Incentive Plan.”

Change in Control Provisions Under 2006 Equity Incentive Plan

Under the 2006 Equity Incentive Plan, unless the Compensation Committee determines otherwise at the time of grant with respect to a particular award, or unless otherwise provided in a written employment, services or other agreement with a participant, if a “change in control” or “reorganization event” occurs, outstanding awards will become fully and immediately exercisable, and all applicable deferral and restriction limitations or forfeiture provisions applicable to the awards will lapse, immediately before the change in control or reorganization event. In addition, the Compensation Committee may determine that outstanding awards will be surrendered or terminated in exchange for a cash payment or make any other adjustments it deems appropriate in a change in control or reorganization event, and also may determine that outstanding awards will be cancelled in a reorganization event.

Under the 2006 Equity Incentive Plan “change in control” generally has the same meaning as under the employment agreement with Mr. Ram described above. A “reorganization event” means the merger or consolidation of the Company with another corporation, a person becoming the beneficial owner of all the outstanding equity securities of the Company, the sale of all or substantially all the assets of the Company, or the dissolution, liquidation or reorganization of the Company.

Change in Control Provisions Under 2015 Equity Incentive Plan

Under the 2015 Equity Incentive Plan, unless otherwise provided in the instrument evidencing an award or in a written employment, services or other agreement or policy between a participant and us, in the event of a change in control:

•

If awards (other than performance shares, performance units, and other performance-based awards) will be assumed or otherwise continued after a change in control pursuant to the terms of the 2015 Equity Incentive Plan, the awards will not become fully vested and exercisable, and all applicable vesting and forfeiture provisions will continue following the change in control.  However, such awards will become fully vested and exercisable, and all applicable restriction limitations or forfeiture provisions will lapse, in the event of a transaction in which such awards are not assumed or continued after the change in control, and the awards will thereafter terminate at the effective time of the change in control.

•

All performance shares, performance units and other awards subject to vesting or payout based on the achievement of performance goals will be prorated at the target payout level as of the date of the change in control.

•	In the event of certain reorganizations, mergers or consolidations, the Board or the Compensation Committee may, in its discretion, provide that a participant's outstanding awards will be cashed out.

Under the 2015 Equity Incentive Plan “change in control” generally means the occurrence of any of the following events:

•

an acquisition by any individual, entity or group of beneficial ownership of 50% or more of either (a) the then outstanding shares of common stock or (b) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (with certain exclusions, including generally any acquisition directly from the Company, any acquisition by the Company, or any acquisition by any employee benefit plan of the Company or an affiliate);

•

a change in the composition of the Board such that, during any two-year period, the incumbent Board members cease to constitute at least a majority of the Board (not including directors whose election, or nomination for election by stockholders, was approved by a majority of the incumbent Board); or

•

consummation of a merger or consolidation of the Company or a sale or other disposition of all or substantially all of the assets of the Company, unless (a) after such transaction the beneficial owners of our common stock and voting securities immediately prior to the transaction retain at least 50% of such common stock and voting securities of the company resulting from such transaction in substantially the same proportions as their ownership prior to the transaction, (b) no person or entity beneficially owns 30% or more of the then outstanding common stock or voting securities of the company resulting from such transaction (unless such ownership resulted from ownership of securities prior to the transaction), and (c) at least a majority of the directors following such transaction were incumbent directors.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table provides information regarding outstanding stock options held by the Named Executive Officers at 2016 fiscal year-end.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Joseph Ram	08/22/2011(1)	75,000	0	$0.65	08/22/2018
	12/10/2013(3)	75,000	0	$0.73	12/10/2020
	12/10/2014(4)	75,000	0	$1.31	12/10/2021
	12/3/2015(5)	37,500	37,500	$1.53	12/3/2022

Vernon A. LoForti	08/19/2010(2)	140,000	0	$0.68	08/19/2017
	08/22/2011(1)	40,000	0	$0.65	08/22/2018
	12/10/2013(3)	50,000	0	$0.73	12/10/2020
	12/10/2014(4)	50,000	0	$1.31	12/10/2021
	12/3/2015(5)	25,000	25,000	$1.53	12/3/2022

_______________________________

(1)

1/24th of the shares subject to the option vested and became exercisable on September 22, 2011 (one month from the date of grant), and 1/24th of the shares subject to the option vested and became exercisable monthly thereafter until fully vested on August 22, 2013.

(2)

One-third of the original number of shares subject to the option vested and became exercisable on August 19, 2011 (the first anniversary from the date of grant), and 1/24th of the remaining number of shares subject to the option vested and became exercisable monthly thereafter until fully vested on August 19, 2013.

(3)

1/24th of the shares subject to the option vested and became exercisable on January 10, 2014 (one month from the date of grant), and 1/24[t]h of the shares subject to the option vested and became exercisable monthly thereafter until fully vested on December 10, 2015.

(4)

1/24th of the shares subject to the option vested and became exercisable on January 10, 2015 (one month from the date of grant), and 1/24th of the shares subject to the option vests and becomes exercisable monthly thereafter until fully vested on December 10, 2016, subject in all cases to continued service to the Company.

(5)

1/24th of the shares subject to the option vested and became exercisable on January 3, 2016 (one month from the date of grant), and 1/24th of the shares subject to the option vests and becomes exercisable monthly thereafter until fully vested on December 3, 2017, subject in all cases to continued service to the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information presented as of December 31, 2016 with respect to our 2006 and 2015 Equity Incentive Plans as described below.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,075,250(1)	$1.03(1)	1,080,333(2)
Equity compensation plans not approved by security holders	—	$—	—

_______________________________

(1)	Includes all options outstanding under our 2006 and 2015 Equity Incentive Plans.
(2)

As of December 31, 2016, an aggregate of 1,080,333 shares remained available for future issuance under the 2015 Equity Incentive Plan, which may be granted in the form of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards and other stock or cash-based awards.  No additional awards will be granted under the 2006 Equity Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

As of April 20, 2017, there were 14,388,728 shares of common stock outstanding. The following table sets forth certain information as of that date with respect to the beneficial ownership of common stock by each (i) Named Executive Officer listed in the Summary Compensation Table below, (ii) director and nominee for director, and (iii) all current executive officers and directors as a group. Other than Mr. Ram, there is no other person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (1)
Named Executive Officers
Joseph Ram (also a Director) 3636 Nobel Drive, Suite 325 San Diego, California 92122	4,481,250(2)	30.55%
Vernon A. LoForti 3636 Nobel Drive, Suite 325 San Diego, California 92122	317,500(3)	2.16%

Directors
Randall P. Marx 3636 Nobel Drive, Suite 325 San Diego, California 92122	73,100(4)	*
Robert S. Picow 3636 Nobel Drive, Suite 325 San Diego, California 92122	83,000(5)	*
Kirk A. Waldron 3636 Nobel Drive, Suite 325 San Diego, California 92122	73,000(6)	*
All current executive officers and directors as a group (5 persons)	5,027,850(7)	33.06%

*	Less than one percent
(1)

“Beneficial ownership” is defined in the regulations promulgated by the SEC as having or sharing, directly or indirectly: (a) voting power, which includes the power to vote or to direct the voting, or (b) investment power, which includes the power to dispose or to direct the disposition of shares of the common stock of an issuer. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of April 20, 2017 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)

Includes 590,070 shares of common stock held in trusts for Mr. Ram’s three children and options to purchase 281,250 shares held by Mr. Ram personally, which options are exercisable within 60 days of April 20, 2017.

(3)	Represents 317,500 shares underlying options that are exercisable within 60 days of April 20, 2017.
(4)	Includes 73,000 shares underlying options that are exercisable within 60 days of April 20, 2017.
(5)	Includes 73,000 shares underlying options that are exercisable within 60 days of April 20, 2017.
(6)	Represents 73,000 shares underlying options that are exercisable within 60 days of April 20, 2017.
(7)	Includes options to purchase 817,750 shares held by current executive officers and directors and reflects information contained in footnotes (1) through (6).

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Nasdaq Stock Market Rules require that a majority of our Board of Directors be composed of “independent” directors as defined by such rules. The standards relied upon by our Board of Directors in determining whether a director is “independent” consist of the independence standards of the Nasdaq Stock Market Rules.

In accordance with the Nasdaq Stock Market Rules, for a director to be considered “independent,” the Board of Directors must affirmatively determine that he or she is not an executive officer or employee of the Company or an individual that has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Additionally, the following persons are not considered “independent”:

(a) a director who is or at any time during the past three years was employed by InfoSonics or its subsidiaries;

(b) a director who accepted or has a family member who accepted any compensation from InfoSonics in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

(i) compensation for board or board committee service;

(ii) compensation paid to a family member who is an employee (other than an executive officer) of InfoSonics; or

(iii) benefits under a tax-qualified retirement plan or non-discretionary compensation;

(c) a director who is a family member of an individual who is or at any time during the past three years was employed by InfoSonics as an executive officer;

(d) a director who is, or has a family member who is a partner in or a controlling stockholder or an executive officer of, any organization to which InfoSonics has made, or from which InfoSonics received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following:

(i) payments arising solely from investments in InfoSonics’ securities; or

(ii) payments under non-discretionary, charitable contribution matching programs;

(e) a director of InfoSonics who is, or has a family member who is employed as an executive officer of another entity where at any time during the past three years any of the executive officers of InfoSonics serve on the compensation committee of such other entity; or

(f) a director who is or has a family member who is a current partner of InfoSonics’ outside auditor or was a partner or employee of InfoSonics’ outside auditor who worked on InfoSonics’ audit at any time during any of the past three years.

At its March 6, 2017 meeting, the Board undertook its annual review of director independence based on the foregoing standards. During this review, the Board considered, among other things, transactions and relationships between each director or any member of his or her immediate family and InfoSonics and its subsidiaries and affiliates or any entity of which a director or an immediate family member is or was, as applicable, an executive officer, general partner or significant equity holder. As provided in the Director Qualification Standards of the Nominating and Corporate Governance Committee Charter, the purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent.

As a result of this review, the Board affirmatively determined that the following directors were independent of InfoSonics within the meaning of the Nasdaq Stock Market Rules and the applicable rules promulgated by the SEC:

Randall P. Marx

Robert S. Picow

Kirk A. Waldron

Conflicts of Interest Policies

Nasdaq Stock Market Rules require that our Audit Committee (or other independent body of our Board of Directors) review and oversee all related-party transactions for potential conflicts of interest on an ongoing basis. Our Board of Directors and our officers also are subject to certain provisions of Maryland law that are designed to eliminate or minimize the effects of certain potential conflicts of interest. Pursuant to these provisions of Maryland law and our articles of incorporation, any transaction between us and an interested party will not be invalidated because it is an interested-party transaction if it is fully disclosed to our Board, and a majority of the directors not otherwise interested in the transaction (including a majority of independent directors) make a determination that the transaction is fair, competitive and commercially reasonable and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

All future transactions between us and any of our officers, directors or 5% stockholders are expected to be on terms no less favorable than could be obtained from independent third parties and to be approved by a majority of our independent, disinterested directors. We believe that by following these procedures, we will be able to mitigate the possible effects of any conflicts of interest.

Item 14.	Principal Accountant Fees and Services.

Our independent registered public accounting firm for 2015 and 2016 was SingerLewak LLP (“SL”).  The Audit Committee reviews and determines whether specific projects or expenditures with SL potentially affect its independence. The Audit Committee’s policy requires that all services the independent registered public accounting firm may provide to InfoSonics, including audit services and permitted audit-related services, be pre-approved in advance by the Audit Committee. In the event that an audit or non-audit service requires approval prior to the next scheduled meeting of the Audit Committee, the auditor must contact the Chairman of the Audit Committee (who has been delegated by the Audit Committee the authority to act in such circumstances) to obtain such approval. The approval will be reported to the Audit Committee at its next scheduled meeting. All audit and non-audit services provided by SL during 2015 and 2016 were pre-approved by the Audit Committee.

The following sets forth the aggregate fees billed to us by SL for the years ended December 31, 2015 and 2016.

Audit Fees

The aggregate fees billed for professional services rendered by SL for its audit of our annual financial statements and its review of our financial statements included in Forms 10-Q and 10-K in fiscal years 2015 and 2016 and related SEC reporting work were $254,098 and $229,626, respectively.

Audit Related Fees

The aggregate fees billed for audit-related services by SL in fiscal years 2015 and 2016 were $29,189 and $22,722, respectively.

Tax Fees

There were no fees billed by SL in fiscal years 2015 and 2016 for professional services for tax compliance, tax advice or tax planning.

All Other Fees

There were no fees billed by SL in fiscal years 2015 and 2016 for professional services other than the services described above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents included elsewhere in this Form 10-K/A are incorporated herein by reference and filed as part of this report:

(3) Exhibit Index

Exhibit No.	Description

31.1	Section 302 Certification of the CEO.

31.2	Section 302 Certification of the CFO.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSONICS CORPORATION

Date: April 27, 2017	By:	/s/ VERNON A. LOFORTI
Vernon A. LoForti,
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Section 302 Certification of the CEO.

31.2	Section 302 Certification of the CFO.