Form 10-Q
period 2017-03-31
INFOSONICS Corp
filed 2017-05-12
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 9, 2017, the Registrant had 14,388,728 shares outstanding of its $0.001 par value common stock.

InfoSonics Corporation

FORM 10-Q

For quarterly period ended March 31, 2017

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Net sales	$6,221	$9,410
Cost of sales	5,899	8,232
Gross profit	322	1,178
Selling, general and administrative expenses	1,362	1,857
Operating loss	(1,040)	(679)
Other expense:
Interest, net	(49)	(56)
Other expense	(12)	(165)
Loss before provision for income taxes	(1,101)	(900)
Provision for income taxes	(3)	(3)
Net loss	$(1,104)	$(903)
Net loss per share (basic and diluted)	$(0.08)	$(0.06)

Basic and diluted weighted-average number of common shares outstanding	14,389	14,389
Comprehensive loss:
Net loss	$(1,104)	$(903)
Foreign currency translation adjustments	320	(442)
Comprehensive loss	$(784)	$(1,345)

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	March 31, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,297	$2,200
Trade accounts receivable, net of allowance for doubtful accounts of $115 and $113, respectively	6,798	7,507
Other accounts receivable	12	62
Inventory	4,234	4,071
Prepaid assets	2,041	1,670
Total current assets	14,382	15,510
Property and equipment, net	111	132
Other assets	419	384
Total assets	$14,912	$16,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,573	$3,839
Accrued expenses	1,493	1,597
Total current liabilities	5,066	5,436
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized (no shares issued and outstanding)	—	—
Common stock, $0.001 par value, 40,000 shares authorized; 14,389 and 14,389 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	14	14
Additional paid-in capital common stock	33,187	33,147
Accumulated other comprehensive loss	(2,375)	(2,695)
Accumulated deficit	(20,980)	(19,876)
Total stockholders’ equity	9,846	10,590
Total liabilities and stockholders’ equity	$14,912	$16,026

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,104)	$(903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21	21
Provision for obsolete inventory	—	57
Provision for bad debts	2	—
Stock-based compensation	40	77
(Increase) decrease in:
Trade accounts receivable	707	535
Other accounts receivable	50	14
Inventory	(163)	(350)
Prepaid assets	(371)	(72)
Other assets	(35)	(24)
Decrease in:
Accounts payable	(266)	(877)
Accrued expenses	(104)	(189)
Net cash used in operating activities	(1,223)	(1,711)
Cash flows from investing activities:
Purchase of property and equipment	—	(56)
Net cash used in investing activities	—	(56)
Effect of exchange rate changes on cash	320	(442)
Net decrease in cash and cash equivalents	(903)	(2,209)
Cash and cash equivalents, beginning of period	2,200	2,647
Cash and cash equivalents, end of period	$1,297	$438
Cash paid for interest	$72	$67
Cash paid for income taxes	$5	$—

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Condensed Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements and these condensed notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the financial position or results of operations of InfoSonics Corporation (the “Company”), although they may. These unaudited consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K for such year.

The Company’s consolidated financial statements include assets, liabilities and operating results of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, these unaudited consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly present the Company’s results of operations, financial position and cash flows as of March 31, 2017 and for all periods presented. The results reported in these consolidated financial statements for the three months ended March 31, 2017 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full fiscal year of 2017 or for any future period.

NOTE 2: Going Concern Considerations

Effective January 1, 2017, the Company adopted the guidance issued by the FASB under ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern.  This update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures.  Under this standard, the Company is required to evaluate whether there is substantial doubt about its ability to continue as a going concern each reporting period, including interim periods.

In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following May 12, 2017, the date the Company’s financial statements were issued. Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due before May 12, 2018.

The Company has incurred operating losses and used cash for operating activities for the past two years and the Company’s line of credit was terminated on March 24, 2017.  The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company's current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses, its currently available cash resources together with the ability to factor receivables if needed, it will have sufficient funds available to cover operating cash needs through the twelve month period from the financial statement reporting date. Based on the above factors, management determined there is no substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

NOTE 3. Stock-Based Compensation

The Company has two stock-based compensation plans: the 2006 Equity Incentive Plan (“2006 Plan”) and the 2015 Equity Incentive Plan (“2015 Plan”), both of which were approved by our stockholders. As of March 31, 2017, options to purchase 810,000 and 265,000 shares were outstanding under the 2006 Plan and the 2015 Plan, respectively, and a total of 1,080,000 shares were available for grant under the 2015 Plan. No options are available for grant under the 2006 Plan.

The Company’s stock options vest on an annual or a monthly basis. Stock options generally are exercisable for up to seven years after grant, subject to continued employment or service. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Such amount may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three months ended March 31, 2017 and 2016, we recorded an expense of $40,000 and $77,000, respectively, related to options previously granted. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference that results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

During the three months ended March 31, 2017 and 2016, the Company did not grant any stock options. As of March 31, 2017, there was $90,000 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over the remaining weighted-average period of 0.67 years.

A summary of option activity under both the 2006 Plan and the 2015 Plan as of March 31, 2017 and changes during the three months then ended is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life in Years
Outstanding at December 31, 2016	1,075	$1.04	3.82
Granted	—	$—	—
Exercised	—	$—	—
Expired	—	$—	—
Forfeited	—	$—	—
Outstanding at March 31, 2017	1,075	$1.04	3.58
Vested and expected to vest	1,060	$1.03	3.55
Exercisable at March 31, 2017	976	$0.99	3.36

A summary of the status of the Company’s non-vested options at March 31, 2017 and changes during the three months then ended is presented below (shares in thousands):

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2016	133	$1.19
Granted	—	$—
Vested	(34)	$1.19
Forfeited	—	$—
Non-vested at March 31, 2017	99	$1.19

The Company’s share-based compensation is classified in the same expense line item as cash compensation. Information about share-based compensation included in the unaudited results of operations for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Officer compensation	$19	$33
Non-employee directors	9	16
Sales, general and administrative	12	28
Total stock option expense, included in total operating expenses	$40	$77

NOTE 4. Earnings Per Share

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

Common shares from the potential exercise of certain options are excluded from the computation of diluted earnings (loss) per share if their exercise prices are greater than the Company’s average stock price for the period. For the three month periods ended March 31, 2017 and 2016, the numbers of such shares excluded were 1,075,000 and 315,000, respectively. In addition, because their effect would have been anti-dilutive, common shares from exercise of 942,000 in-the-money options for the three month period ended March 31, 2016 were excluded from the computation of net loss per share. No such shares were excluded for the three month period ended March 31, 2017.

NOTE 5. Income Taxes

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2016 remain open to examination or re-examination. As of March 31, 2017, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or results of operations. For the three months ended March 31, 2017, deferred income tax assets and the corresponding valuation allowance increased by $221,000.

NOTE 6. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories. The Company records a reserve against inventories to account for obsolescence and possible price concessions required to liquidate inventories below cost. During the three months ended March 31, 2017, the inventory reserve balance was unchanged. As of both March 31, 2017 and December 31, 2016, the inventory reserve was $84,000. From time to time, the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of March 31, 2017 and December 31, 2016, the prepaid inventory balances were $1,238,000 and $1,112,000, respectively, which are included in prepaid assets in the accompanying consolidated balance sheets. Inventory consists of the following (in thousands):

	March 31, 2017 (unaudited)	December 31, 2016 (audited)
Finished goods	$4,318	$4,155
Inventory reserve	(84)	(84)
Net inventory	$4,234	$4,071

NOTE 7. Property and Equipment

Property and equipment are primarily located in the United States and China and consisted of the following as of the dates presented (in thousands):

	March 31, 2017 (unaudited)	December 31, 2016 (audited)
Machinery and equipment	$384	$384
Furniture and fixtures	164	164
Subtotal	548	548
Less accumulated depreciation	(437)	(416)
Total	$111	$132

Depreciation expense for the three months ended March 31, 2017 and 2016 was $21,000 and $21,000, respectively.

NOTE 8. Accrued Expenses

As of March 31, 2017 and December 31, 2016, accrued expenses consisted of the following (in thousands):

	March 31, 2017 (unaudited)	December 31, 2016 (audited)
Accrued product costs	$369	$400
Accrued coop advertising	46	44
Accrued vacation pay	197	179
Income taxes payable	3	—
Other accruals	878	974
Total	$1,493	$1,597

NOTE 9. Line of Credit

The Company is party to a Loan and Security Agreement and an attendant Intellectual Property Security Agreement (collectively the “Agreement”) with Silicon Valley Bank (“SVB” or the “Bank”) which is secured by substantially all of the Company’s assets.  The Agreement contains representations and warranties, affirmative and restrictive covenants, and events of default which are customary for credit facilities of this type.  The Agreement originally provided the Company with the ability to borrow against both its domestic and foreign eligible accounts receivable based on specified advance rates.  It was then augmented in October 2016 to provide for a $2 million sublimit that enabled the Company to borrow against its Mexican peso deposits held at the Bank at a 70% advance rate with such borrowings bearing interest at the prime rate.  In March 2017, due to the Company’s continuing losses, the Agreement was amended to eliminate the Company’s ability to borrow against its accounts receivable and all related financial covenants were removed.  At March 31, 2017, the Company was in compliance with all its non-financial covenants under the Agreement and no amounts were drawn against the credit facility, which matures on September 27, 2017.

NOTE 10. Foreign Exchange Hedging Facility

On January 14, 2016, the Company entered into an Agreement for Purchase and Sale of Foreign Securities (the “FS Agreement”) with SVB. Under the FS Agreement, the Company and SVB can enter into foreign currency spot contracts, forward contracts, forward window contracts and options to manage the Company’s foreign currency risk. On January 20, 2016, the Company entered into forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risk of the Mexican peso inherent in its forecasted net sales and cash collections from customers in Mexico. The hedges matured on a monthly basis through June 30, 2016. Changes in the fair value of the hedges were initially recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity in the Consolidated Balance Sheet and subsequently reclassified into earnings as other income (loss) on the Consolidated Statement of Operations and Comprehensive Income (Loss) in the period in which the hedge matured. During the three months ended March 31, 2016, the Company recorded a loss of $169,000 on forward contracts that matured during the period. During the three months ended March 31, 2017, the Company recorded a loss of $12,000 on a peso option that it purchased in January 2017 and subsequently sold in February 2017.  No foreign exchange hedging instruments were outstanding under the FS Agreement at March 31, 2017.

NOTE 11. Recent Accounting Pronouncements

Recently Adopted:

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) -Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period, including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard was effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. As discussed in Note 2 above, the Company adopted this guidance effective January 1, 2017, which adoption did not have an impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815),” which clarifies that a change in the counterparty to a derivative instrument that has been designed as a hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU 2016-05 was effective for annual and interim reporting periods within those years beginning after December 15, 2016, with application either on a prospective basis or through a modified retrospective basis. The Company adopted this guidance effective January 1, 2017, which adoption did not have an impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718),” which simplifies several aspects of the accounting for share-based payments, including immediate recognition of all excess tax benefits and deficiencies in the income statement, changing the threshold to qualify for equity classification up to the employees’ maximum statutory tax rates, allowing an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur, and clarifying the classification on the statement of cash flows for the excess tax benefit and employee taxes paid when an employer withholds shares for tax-withholding purposes. ASU 2016-09 was effective for annual and interim reporting periods within those years beginning after December 15, 2016. This update should be applied through the following methods: 1) a modified retrospective transition approach as related to the timing of when tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value, 2) retrospectively as related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds hares to meet the minimum statutory withholding requirement, 3) prospectively as related to the recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term and 4) either prospective transition method or a retrospective transition method as related to the presentation of excess tax benefits on the statement of cash flows. The Company adopted this guidance effective January 1, 2017, which adoption did not have an impact on the Company’s consolidated financial statements.

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

Other accounting standards updates effective after March 31, 2017 are not expected to have a material effect on our consolidated financial statements.

NOTE 12. Geographic Information

The Company currently operates in one business segment. Fixed assets are principally located in Company or third-party facilities in the United States and Asia. The unaudited net sales by geographical area for the three months ended March 31, 2017 and 2016 were (in thousands):

	For the Three Months Ended March 31,
	2017	2016
Central America	$339	$3,635
South America	884	1,618
Mexico	1,673	1,782
U.S.-based Latin American distributors	3,325	1,570
United States	—	793
Asia Pacific	—	12
Total	$6,221	$9,410

The Company ceased offering its products in the United States on September 30, 2016 due to a decline in United States products sales as well as the costs of patent litigation associated with the Company’s sales in the United States.

NOTE 13. Commitments and Contingencies

 The Company has in the past and may in the future become involved in certain legal proceedings and claims which arise in the normal course of business.  As of the filing date of this report, the Company did not have any significant litigation outstanding.

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

At March 31, 2017 and December 31, 2016, we did not have any material applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements, Safe Harbor Statement and Other General Information

This discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and condensed notes thereto and other information included in this report and our Annual Report on Form 10-K for the year ended December 31, 2016 (including our 2016 audited consolidated financial statements and related notes thereto and other information). Our discussion and analysis of financial condition and results of operations are based upon, among other things, our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to, among other things, make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent liabilities as of the date of our most recent balance sheet, and the reported amounts of revenues and expenses during the reporting periods. We review our estimates and assumptions on an ongoing basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from these estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations, although they may. Our critical accounting policies, the policies we believe are most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments are outlined in “Critical Accounting Policies” in our Annual Report on Form 10-K, as may be updated in our subsequent Quarterly Reports on Form 10-Q. All references to results of operations in this discussion generally are to results from continuing operations, unless otherwise noted.

This report contains “forward-looking statements,” including, without limitation, statements about customer relationships, marketing of our verykool® products, sales levels, cost reductions, operating efficiencies, currency-related matters, profitability and adequacy of working capital, that are based on, among other things, current management knowledge and expectations and which involve certain risks and uncertainties. These risks and uncertainties, in whole or in part, could cause expectations to fail to be achieved and could have a material adverse effect on our business, financial condition and results of operations, and include, without limitation: (1) intense competition internationally, including competition from alternative business models, such as manufacturer-to-carrier sales, which may lead to reduced prices, lower sales, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages; (2) our ability to source our verykool® handsets and successfully introduce them into new markets; (3) our ability to have access to adequate capital to fund operations; (4) our ability to secure adequate supply of competitive products on a timely basis and on commercially reasonable terms; (5) foreign exchange rate fluctuations and/or devaluation of a foreign currency (most notably the Mexican peso) and our ability to effectively hedge for such fluctuations or devaluations, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, including, without limitation, the imposition, creation, increase or modification of tariffs, taxes, duties, levies and other charges and other related risks of our international operations which could significantly increase selling prices of our products to our customers and end-users and decrease profitability; (6) the ability to attract new sources of profitable business from expansion of products or services or risks associated with entry into new markets or expanding in existing markets, including geographies, products, services and big box retailers; (7) an interruption or failure of our information systems or subversion of access or other system controls, including private information, may result in a significant loss of business, assets, or competitive information; (8) significant changes in supplier terms and relationships or shortages in product supply; (9) loss of business from one or more significant customers; (10) customer and geographical accounts receivable concentration risk and other related risks; (11) rapid product improvement and technological change resulting in inventory obsolescence; (12) extended general economic downturn in world markets; (13) uncertain political and economic conditions internationally, including terrorist or military actions; (14) the loss of a key executive officer or other key employees and the integration of new employees; (15) changes in consumer demand for multimedia wireless handset products and features; (16) our failure to adequately adapt to industry changes and to manage potential growth and/or contractions; (17) seasonal buying patterns; (18) the resolution of any litigation for or against the Company, including regarding patents; and (19) the ability of the Company to generate taxable income and remain a viable business (as well as remaining listed on Nasdaq or publicly traded otherwise) in future periods. These forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new or changing information, events or circumstances after the date of this release. We have instituted in the past, and continue to institute, changes to our strategies, operations and processes to address risks and uncertainties and to mitigate their impacts on our business, results of operations and financial condition. However, no assurances can be given that we will be successful in these efforts. For a further discussion of significant risk factors to consider, see “Risk Factors” below in this report and in “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K. In addition, other risks or uncertainties may be detailed from time to time in our future SEC filings.

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

The Company ceased offering its products in the United States on September 30, 2016 due to a decline in United States product sales as well as the costs of patent litigation associated with the Company’s sales in the United States.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of net sales for the periods indicated:

	Three months ended March 31,
	2017	2016
Net sales	100.0%	100.0%
Cost of sales	94.8%	87.5%
Gross profit	5.2%	12.5%
Selling, general and administrative expenses	21.9%	19.7%
Operating loss	-16.7%	-7.2%
Other expense:
Interest, net	-0.8%	-0.6%
Other expense	-0.2%	-1.8%
Loss before provision for income taxes	-17.7%	-9.6%
Provision for income taxes	0.0%	0.0%
Net loss	-17.7%	-9.6%

Three months ended March 31, 2017 compared with three months ended March 31, 2016

Net Sales

For the three months ended March 31, 2017, our net sales amounted to $6,221,000, a decrease of $3,189,000, or 34%, from $9,410,000 in the same period last year. The largest portion of the decline occurred in Central America where sales declined by almost $3.3 million, due principally to the absence of sales to a large carrier customer to whom future sales are uncertain.  Similarly, the lack of carrier sales in South America resulted in a sales decline of $734,000.  Sales to U.S. customers declined by $793,000 as a result of our exit from that market at the end of third quarter 2016, and sales to retail customers in Mexico declined by $109,000.  Partially offsetting these declines was an increase in sales to U.S.-based Latin American distributors of approximately $1.8 million.  We shipped approximately 161,000 units in the first quarter of 2017, a decrease of 37%, compared to the first quarter of 2016. Our average unit selling price increased by 2%, due to a better product mix of higher priced phones.

Gross Profit and Gross Margin

For the three months ended March 31, 2017, our gross profit amounted to $322,000, a decrease of $856,000, or 73%, from $1,178,000 in the same period last year. Our gross profit margin for the three months ended March 31, 2017 was 5.2%, down significantly from 12.5% in the same period last year. These reductions were caused by price discounts given to customers in a challenging market, price protection given to certain big box retailers in order to promote sell-through, and the overall low level of sales that made it difficult to absorb fixed overhead costs.

Operating Expenses

For the three months ended March 31, 2017, total operating expenses amounted to $1,362,000, a decrease of $495,000, or 27%, from $1,857,000 in the same period last year. The decrease largely reflected expense reduction actions we implemented during the second and third quarters of 2016.  The most significant decreases were in wages and benefits, marketing, product certification and professional fees.

Other Income (Expense)

For the three months ended March 31, 2017 and 2016, other expense of $12,000 and $165,000, respectively, consisted primarily of losses on options and forward exchange contracts to hedge currency exposure against the Mexican peso.  Interest expense for the three months ended March 31, 2017 and 2016 of $49,000 and $56,000, respectively, related primarily to interest bearing vendor credit.

Provision for Income Taxes

Because of our prior operating losses, our tax provisions for the three months ended March 31, 2017 and 2016 were nominal.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies, most importantly the Mexican peso, to the U.S. dollar affect our financial results and financial position. With the exception of Mexico, where we denominate sales in Mexican pesos, all other sales are denominated in U.S. dollars. Over the last two years, the strength of the U.S. dollar versus the Mexican peso has resulted in assets and liabilities denominated in Mexican pesos at our Mexican subsidiary being translated into less U.S. dollars in our consolidated financial statements. However, during the three months ended March 31, 2017, the Mexican peso strengthened by 9.0% against the U.S. dollar, which resulted in a foreign currency gain for the period of $320,000.  However, there still remains a balance of $2,375,000 in our accumulated other comprehensive loss account on our Consolidated Balance Sheet at March 31, 2017 related to the impact of previous U.S. dollar strengthening against the Mexican peso.

Foreign currency fluctuations often drive operational responses that mitigate the simple mechanical translation of earnings. During periods of sustained movements in currency, the marketplace and competition adjust to the changing rates. For example, when pricing our products to the marketplace, we may use some of the advantage from a weakening U.S. dollar to improve our position competitively, and price more aggressively to win the business, essentially passing on a portion of the currency advantage to our customers. Competition will frequently take the same action. Conversely, when the U.S. dollar is stronger, as it currently is, we try to raise prices to mitigate the currency impact, but this may not always be possible in the marketplace and our competitors may not always act in the same way. See Note 10 to our consolidated financial statements in this report for information regarding our foreign exchange hedging facility, which we may use when we deem advantageous to try to reduce some of our currency risk with the Mexican peso.

Liquidity and Capital Resources

Since 2014, in addition to our existing cash reserves, we have relied primarily on two sources to fund our business: (1) vendor credit from the factories who supply our phones, and (2) our bank line of credit.  Our primary suppliers typically provide us with a line of credit that is supported by credit insurance.  In these arrangements, at the time we place an order, we generally pay a 15% deposit plus the cost of credit insurance.  When the product is delivered and the invoice is issued, we are given 60-day payment terms with interest due at a stated rate at the time of payment.  At March 31, 2017, our aggregate lines of credit with vendors amounted to $11.5 million.  At the beginning of 2016, our bank line of credit was $7 million.  However, this amount was reduced to $3 million in August 2016, and was augmented in October 2016 to provide for a $2 million sublimit that enabled the Company to borrow against its Mexican peso deposits held at the Bank at a 70% advance rate.  Then, in March 2017, due to the Company’s continuing losses, the line of credit was amended to eliminate the Company’s ability to borrow against its accounts receivable.  We will, therefore, need to rely for the foreseeable future upon our existing working capital and vendor credit as the sole sources of financing.  Given the losses we have sustained over the last four quarters, these resources may not be sufficient to adequately fund our operations for the coming year.  This could force us to make further reductions in spending, curtail planned programs or take other actions that could materially harm our business, results of operations and future prospects.  It may also be necessary for us to seek other debt, equity or equity-based financing.  See Note 2 to our consolidated financial statements in this report for information regarding Going Concern Considerations.

In the three months ended March 31, 2017, our cash balances decreased by $903,000 compared to December 31, 2016. We generated $757,000 from reductions in receivables and $320,000 from foreign currency gains.  These inflows were offset by $1,041,000 used to fund our net loss adjusted for non-cash items, $569,000 to fund increases in inventory, prepaid and other assets, and $370,000 to reduce accounts payable and accrued expenses.

As of March 31, 2017, we had $1.3 million of cash and cash equivalents, $9.3 million of net working capital and no outstanding funded debt.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates affecting the application of those accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2016.  Effective January 1, 2017, we adopted the guidance FASB issued ASU 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) -Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which adoption did not have an impact on the Company’s consolidated financial statements.

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

Interest Rates

We are exposed to market risk from changes in interest rates on balances owed to certain of our manufacturing vendors. At March 31, 2017, we owed $3.2 million to these vendors which could be affected by changes in short-term interest rates. The annual interest rates on these balances at March 31, 2017 ranged from 4.8% to 6.9%, were negotiated individually with each vendor and were not tied to any particular index. For every 1% increase in the negotiated rate, our interest expense would increase by approximately $32,000, assuming the same $3.2 million remained outstanding for the entire year.

Foreign Exchange and Other Risks

All of our sales transactions are denominated in U.S. dollars with the exception of sales to certain customers in Mexico, which are priced in Mexican pesos. At March 31, 2017 and December 31, 2016, foreign currency cash accounts in Mexican pesos amounted to $1,000 and $205,000, respectively. Also, at March 31, 2017 and December 31, 2016, accounts receivable denominated in Mexican pesos amounted to $2,239,000 and $3,746,000, respectively. Product costs and the majority of our operating expenses are denominated in U.S. dollars. However, lease expenses and certain other immaterial operating costs of our China quality control team are denominated in Chinese Yuan Renminbi, and payroll and operating expenses of our employees in Mexico are denominated in Mexican pesos. See Note 10 to our consolidated financial statements in this report for information regarding our foreign exchange hedging facility, which we have used on occasion as we deemed advantageous in an effort to reduce some of our Mexican peso currency risk.

Foreign currency risks are associated with our cash, receivables, payroll and payables denominated in foreign currencies. Fluctuations in exchange rates can result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income (expense) in our consolidated statements of operations and comprehensive loss. For the three months ended March 31, 2017 and 2016, losses of $12,000 and $169,000, respectively, on foreign exchange forward contracts used to protect against the exchange rate risk of the Mexican peso are included in other income (expense).  See “Currency Rate Fluctuations” above for additional information.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our first quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company has in the past and may in the future become involved in certain legal proceedings and claims which arise in the normal course of business.  As of the filing date of this report, the Company did not have any significant litigation outstanding.

Item 1A. Risk Factors

In addition to the risk factors included below and other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in, as well as other sections of, our Annual Report on Form 10-K for the year ended December 31, 2016, which factors and information could materially affect our business, financial condition or operating results. The risk factors and uncertainties described in our last Annual Report on Form 10-K, and in this report are not the only risks and uncertainties facing our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or operating results. Except as set forth below, we do not believe there have been material changes to the risk factors included in our last Annual Report on Form 10-K.

We reported a net loss for the three months ended March 31, 2017 and for the full years 2016 and 2015, we were only marginally profitable in the full year 2014 and had a comprehensive loss for 2014 due to foreign currency translation losses, and we experienced net losses for many years prior to that. If we are unable to achieve sustained profitability, our business may not be financially viable.

For the three months ended March 31, 2017, we reported a net loss of $1,104,000. For the full years ended December 31, 2016 and 2015, we reported net losses of $2,835,000 and $1,243,000, respectively. For the full year ended December 31, 2014, we reported net income of $261,000 and a comprehensive loss of $447,000. Prior to that, we reported seven consecutive loss years with an aggregate net loss of $22.7 million. As of March 31, 2017, our cash balance was $1.3 million, we had net working capital of $9.3 million and no available or outstanding funded debt. While we are working to expand our customer base to regain and maintain profitability, if we do not succeed, our business may not be sustainable in the future.

The loss or reduction in orders from principal customers, a reduction in the prices we are able to charge these customers or default by these customers on accounts receivable could have a negative impact upon our business and financial results.

Our three largest customers in the three months ended March 31, 2017 represented 28%, 19% and 14%, respectively, of our net sales during that period, and 15%, 36% and 16%, respectively, of our accounts receivable at March 31, 2017. The markets we serve and are targeting for future business are subject to significant price competition and other competitive pressures, and our current customers are not contractually obligated to purchase products from us. For these and other reasons, our customers may seek to obtain products or services from us at lower prices than we have been able to charge in the past, and they could terminate our relationship or reduce their purchases from us in favor of lower-priced or other alternatives. In addition, we have experienced losses of certain customers through industry or vendor consolidation, a trend that may continue, and increase, in our markets and in the ordinary course of business. The further loss of any of our principal customers, the default by these customers on the amounts they owe us, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity.

The majority of our revenues are, and for the near future will likely continue to be, generated outside of the United States, in countries that may have volatile currencies or other risks.

The vast majority of our sales activities are conducted in territories and countries outside of the United States, primarily in Latin America. The majority of our sales transactions in Latin America are denominated in U.S. dollars and therefore may be impacted by changes in the strength of the U.S. dollar relative to the foreign economies where we conduct business. Sales transactions in Mexico are denominated in the Mexican peso, which has been a very volatile currency in relation to the U.S. dollar and resulted in a $2.4 million accumulated other comprehensive loss on our balance sheet at March 31, 2017. Further, the fact that we now sell all of our products into, and have developed and manufactured products in, a number of territories and countries other than the United States exposes us to, among other things, increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater and more unpredictable inflationary and currency pressures, labor risks and shipping delays. Changes may occur in social, political, regulatory (including tax) and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products. United States laws and regulations relating to investment and trade in foreign countries could also change to our detriment. For example, it is still uncertain at this time how the results of the U.S. 2016 Presidential and other elections could affect our business, including potentially through increased import or export tariffs and other negative influences on U.S. trade relations with other countries (e.g. Mexico, where many of our customers reside, and China, where all of our products are manufactured and supplied).  In addition, other countries may change their own policies on business and foreign investment in companies in their respective countries. Any of these factors could have material adverse effects on our business and operations. Also, because we purchase and sell products primarily in U.S. dollars, fluctuations in currency exchange rates could reduce demand for products sold in U.S. dollars. We cannot predict the effect that future exchange rate fluctuations will have on our operating results or financial position. Although we occasionally engage in currency hedging transactions related to our sales to customers in Mexico, such transactions have in the past, and may in the future, result in significant additional financial risks, including increased costs and losses.

The market for our common stock is volatile and our stock price could decline.

The stock market in general, including the market for telecommunications-related stocks in particular, has been highly volatile. The market price of our common stock has fluctuated between $2.00 and $0.35 from January 1, 2016 through May 9, 2017 and is likely to remain volatile. Investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial (potentially total) loss on their investment. In addition, an active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares.

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

As of May 1, 2017, we had not regained compliance with the bid price requirement and on May 2, 2017 we received notification from NASDAQ that on May 11, 2017 our common stock would be delisted and trading suspended unless we requested an appeal. On May 4, 2017, we requested an oral hearing before the NASDAQ Hearings Panel to appeal the NASDAQ Staff’s delisting determination. On that same day, we received a response from NASDAQ that our request for a hearing was granted, and the hearing was scheduled for June 1, 2017. At the hearing, we intend to present a plan to regain compliance with the bid price requirement, which plan will necessarily include the option of a near-term reverse stock split. However, there can be no assurance that the NASDAQ Staff will grant our request for continued listing.

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

10.1

Eighth Amendment to Loan and Security Agreement dated as of March 24, 2017, between Silicon Valley Bank and InfoSonics Corporation (incorporated by reference to Exhibit 10.22 of the Company’s Current Report on Form 8-K, filed on March 29, 2017).

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

InfoSonics Corporation

Date: May 12, 2017	By:	/s/ Joseph Ram
Joseph Ram
President and Chief Executive Officer

Date: May 12, 2017	By:	/s/ Vernon A. Loforti
Vernon A. LoForti
Vice President and Chief Financial Officer