Form 10-Q
period 2017-06-30
INFOSONICS Corp
filed 2017-08-11
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 8, 2017, the Registrant had 16,888,728 shares outstanding of its $0.001 par value common stock.

InfoSonics Corporation

FORM 10-Q

For quarterly period ended June 30, 2017

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$5,297	$12,126	$11,518	$21,536
Cost of sales	4,692	10,969	10,591	19,201
Gross profit	605	1,157	927	2,335
Selling, general and administrative expenses	1,373	1,973	2,735	3,830
Operating loss	(768)	(816)	(1,808)	(1,495)
Other expense:
Interest, net	(44)	(63)	(93)	(119)
Other expense	—	(156)	(12)	(321)
Loss before provision for income taxes	(812)	(1,035)	(1,913)	(1,935)
Provision for income taxes	—	—	(3)	(3)
Net loss	$(812)	$(1,035)	$(1,916)	$(1,938)
Net loss per share (basic and diluted)	$(0.06)	$(0.07)	$(0.13)	$(0.13)
Basic and diluted weighted-average number of common shares outstanding	14,389	14,389	14,389	14,389
Comprehensive loss:
Net loss	$(812)	$(1,035)	$(1,916)	$(1,938)
Foreign currency translation adjustments	176	(189)	496	(631)
Comprehensive loss	$(636)	$(1,224)	$(1,420)	$(2,569)

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	June 30, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,104	$2,200
Trade accounts receivable, net of allowance for doubtful accounts of $116 and $113, respectively	4,338	7,507
Other accounts receivable	10	62
Inventory	5,747	4,071
Prepaid assets	1,854	1,670
Total current assets	13,053	15,510
Property and equipment, net	440	132
Other assets	43	384
Total assets	$13,536	$16,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,155	$3,839
Accrued expenses	1,135	1,597
Total current liabilities	4,290	5,436
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized (no shares issued and outstanding)	—	—
Common stock, $0.001 par value, 40,000 shares authorized; 14,389 and 14,389 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	14	14
Additional paid-in capital common stock	33,223	33,147
Accumulated other comprehensive loss	(2,199)	(2,695)
Accumulated deficit	(21,792)	(19,876)
Total stockholders’ equity	9,246	10,590
Total liabilities and stockholders’ equity	$13,536	$16,026

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,916)	$(1,938)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	74	43
Provision for obsolete inventory	58	(98)
Provision for bad debts	3	—
Stock-based compensation	76	155
(Increase) decrease in:
Trade accounts receivable	3,166	1,453
Other accounts receivable	52	25
Inventory	(1,734)	2,941
Prepaid assets	(184)	(53)
Other assets	1	(104)
Decrease in:
Accounts payable	(684)	(1,003)
Accrued expenses	(462)	(569)
Net cash provided by (used in) operating activities	(1,550)	852
Cash flows from investing activities:
Purchase of property and equipment	(42)	(62)
Net cash used in investing activities	(42)	(62)
Cash flows from financing activities:
Borrowings on line of credit	—	938
Repayment on line of credit	—	(938)
	—	—
Effect of exchange rate changes on cash	496	(631)
Net increase (decrease) in cash and cash equivalents	(1,096)	159
Cash and cash equivalents, beginning of period	2,200	2,647
Cash and cash equivalents, end of period	$1,104	$2,806
Cash paid for interest	$121	$122
Cash paid for income taxes	$5	$—

Non-cash investing activities:
Transfer of other assets to property and equipment	$340	$—

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Condensed Notes to Consolidated Financial Statements

June 30, 2017

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

In the opinion of management, these unaudited consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly present the Company’s results of operations, financial position and cash flows as of June 30, 2017 and for all periods presented. The results reported in these consolidated financial statements for the three and six months ended June 30, 2017 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full fiscal year of 2017 or for any future period.

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

In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following August 11, 2017, the date the Company’s financial statements were issued. Management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s conditional and unconditional obligations due before August 11, 2018.  Management also considered expenses the Company expects to incur in connection with the pending Cooltech Merger transaction discussed in Note 15.  Management believes that such expenses will be adequately covered by the $1 million of proceeds received from the sale of shares of Company common stock on August 2, 2017, which proceeds were intended to be used by the Company to pay for transaction expenses and for other general corporate purposes.

The Company has incurred operating losses and used cash for operating activities for the past two years, and the Company’s ability to borrow against its accounts receivable line of credit was terminated on March 24, 2017.  The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company's current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses, its currently available cash resources together with the ability to factor receivables if needed, it will have sufficient funds available to cover operating cash needs through the twelve month period from the financial statement reporting date. Based on the above factors, management determined there is no substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

NOTE 3. Stock-Based Compensation

The Company has two stock-based compensation plans: the 2006 Equity Incentive Plan (“2006 Plan”) and the 2015 Equity Incentive Plan (“2015 Plan”), both of which were approved by our stockholders. As of June 30, 2017, options to purchase 810,000 and 256,000 shares were outstanding under the 2006 Plan and the 2015 Plan, respectively, and a total of 1,089,000 shares were available for grant under the 2015 Plan. No options are available for grant under the 2006 Plan.

The Company’s stock options vest on an annual or a monthly basis. Stock options generally are exercisable for up to seven years after grant, subject to continued employment or service. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Such amount may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three and six months ended June 30, 2017, we recorded an expense of $36,000 and $76,000, respectively, related to options previously granted. During the three and six months ended June 30, 2016, we recorded an expense of $78,000 and $155,000, respectively, related to options previously granted. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference that results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

During the six months ended June 30, 2017 and 2016, the Company did not grant any stock options. As of June 30, 2017, there was $50,000 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over the remaining weighted-average period of 0.42 years.

A summary of option activity under both the 2006 Plan and the 2015 Plan as of June 30, 2017 and changes during the six months then ended is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life in Years
Outstanding at December 31, 2016	1,075	$1.04	3.82
Granted	—	$—	—
Exercised	—	$—	—
Expired	—	$—	—
Cancelled/Forfeited	(9)	$1.53	—
Outstanding at June 30, 2017	1,066	$1.04	3.31
Vested and expected to vest	1,057	$1.03	3.29
Exercisable at June 30, 2017	1,007	$1.01	3.19

A summary of the status of the Company’s non-vested options at June 30, 2017 and changes during the six months then ended is presented below (shares in thousands):

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2016	133	$1.19
Granted	—	$—
Vested	(65)	$1.19
Cancelled/Forfeited	(9)	$1.19
Non-vested at June 30, 2017	59	$1.19

The Company’s share-based compensation is classified in the same expense line item as cash compensation. Information about share-based compensation included in the unaudited results of operations for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Officer compensation	$18	$33	$37	$66
Non-employee directors	9	16	18	32
Sales, general and administrative	9	29	21	57
Total stock option expense, included in total operating expenses	$36	$78	$76	$155

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

Common shares from the potential exercise of certain options are excluded from the computation of diluted earnings (loss) per share if their exercise prices are greater than the Company’s average stock price for the period. For both the three and six month periods ended June 30, 2017, the number of such shares excluded was 1,066,000. For both the three and six month periods ended June 30, 2016, the number of such shares excluded was 551,000. In addition, because their effect would have been anti-dilutive, common shares from exercise of 571,000 in-the-money options for both the three and six month periods ended June 30, 2016 were excluded from the computation of net loss per share. No such shares were excluded for both the three and six month periods ended June 30, 2017.

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2016 remain open to examination or re-examination. As of June 30, 2017, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or results of operations. For the three and six months ended June 30, 2017, deferred income tax assets and the corresponding valuation allowances increased by $320,000 and $541,000, respectively.

NOTE 6. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories. The Company records a reserve against inventories to account for obsolescence and possible price concessions required to liquidate inventories below cost. During the six months ended June 30, 2017, the inventory reserve balance was increased by $58,000. As of June 30, 2017 and December 31, 2016, the inventory reserve was $142,000 and $84,000, respectively. From time to time, the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of June 30, 2017 and December 31, 2016, the prepaid inventory balances were $781,000 and $1,112,000, respectively, which are included in prepaid assets in the accompanying consolidated balance sheets. Inventory consists of the following (in thousands):

	June 30, 2017 (unaudited)	December 31, 2016 (audited)
Finished goods	$5,889	$4,155
Inventory reserve	(142)	(84)
Net inventory	$5,747	$4,071

NOTE 7. Property and Equipment

Property and equipment are primarily located in the United States and China and consisted of the following as of the dates presented (in thousands):

	June 30, 2017 (unaudited)	December 31, 2016 (audited)
Machinery and equipment	$766	$384
Furniture and fixtures	164	164
Subtotal	930	548
Less accumulated depreciation	(490)	(416)
Total	$440	$132

Depreciation expense for the three and six months ended June 30, 2017 was $53,000 and $74,000, respectively.  Depreciation expense for the three and six months ended June 30, 2016 was $22,000 and $43,000, respectively.

NOTE 8. Accrued Expenses

As of June 30, 2017 and December 31, 2016, accrued expenses consisted of the following (in thousands):

	June 30, 2017 (unaudited)	December 31, 2016 (audited)
Accrued product costs	$296	$400
Accrued coop advertising	29	44
Accrued vacation pay	166	179
Income taxes payable	3	—
Other accruals	641	974
Total	$1,135	$1,597

NOTE 9. Line of Credit

The Company is party to a Loan and Security Agreement and an attendant Intellectual Property Security Agreement (collectively the “Agreement”) with Silicon Valley Bank (“SVB” or the “Bank”) which is secured by substantially all of the Company’s assets.  The Agreement contains representations and warranties, affirmative and restrictive covenants, and events of default which are customary for credit facilities of this type.  The Agreement originally provided the Company with the ability to borrow against both its domestic and foreign eligible accounts receivable based on specified advance rates.  It was then augmented in October 2016 to provide for a $2 million sublimit that enabled the Company to borrow against its Mexican peso deposits held at the Bank at a 70% advance rate with such borrowings bearing interest at the prime rate.  In March 2017, due to the Company’s continuing losses, the Agreement was amended to eliminate the Company’s ability to borrow against its accounts receivable and all related financial covenants were removed.  At June 30, 2017, the Company was in compliance with all its non-financial covenants under the Agreement and no amounts were drawn against the credit facility, which matures on September 27, 2017.

NOTE 10. Foreign Exchange Hedging Facility

On January 14, 2016, the Company entered into an Agreement for Purchase and Sale of Foreign Securities (the “FS Agreement”) with SVB. Under the FS Agreement, the Company and SVB can enter into foreign currency spot contracts, forward contracts, forward window contracts and options to manage the Company’s foreign currency risk. On January 20, 2016, the Company entered into forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risk of the Mexican peso inherent in its forecasted net sales and cash collections from customers in Mexico. The hedges matured on a monthly basis through June 30, 2016. Changes in the fair value of the hedges were initially recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity in the Consolidated Balance Sheet and subsequently reclassified into earnings as other income (loss) on the Consolidated Statement of Operations and Comprehensive Income (Loss) in the period in which the hedge matured. During the three and six months ended June 30, 2016, the Company recorded a losses of $157,000 and $325,000, respectively, on forward contracts that matured during the periods. During the three months ended March 31, 2017, the Company recorded a loss of $12,000 on a peso option that it purchased in January 2017 and subsequently sold in February 2017.  No such losses were recorded during the three months ended June 30, 2017 and no foreign exchange hedging instruments were outstanding under the FS Agreement at June 30, 2017.

NOTE 11. Recent Accounting Pronouncements

Recently Adopted:

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) -Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period, including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard was effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. As discussed in Note 2 above, the Company adopted this guidance effective January 1, 2017, which adoption did not have an impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions or the classification of the award changes as a result of the change in terms or conditions.  The guidance is effective prospectively for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The Company does not expect the adoption of this new guidance to have a material impact on the Company’s consolidated financial statements.

Other accounting standards updates effective after June 30, 2017 are not expected to have a material effect on our consolidated financial statements.

NOTE 12. Geographic Information

The Company currently operates in one business segment. Fixed assets are principally located in Company or third-party facilities in the United States and Asia. The unaudited net sales by geographical area for the three and six months ended June 30, 2017 and 2016 were (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Central America	$743	$4,345	$1,082	$7,980
South America	722	794	1,606	2,413
Mexico	1,853	4,459	3,526	6,241
U.S.-based Latin American distributors	1,979	2,175	5,303	3,745
United States	—	353	1	1,157
Total	$5,297	$12,126	$11,518	$21,536

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

At June 30, 2017 and December 31, 2016, we did not have any material applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.

NOTE 15. Subsequent Events

On July 25, 2017, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) by and among the Company, Cooltech Holding Corp. (“Cooltech”), and the Company’s wholly-owned subsidiary, InfoSonics Acquisition Sub, Inc. (“Merger Sub”), pursuant to which Cooltech will merge with and into the Merger Sub (the “Merger”), with Cooltech surviving as a wholly-owned subsidiary of InfoSonics. The Merger Agreement provides that the Company will issue an aggregate of 62.5 million shares of its common stock in exchange for all of the outstanding capital stock of Cooltech.  The Merger and the transactions contemplated thereby are subject to a number of customary closing conditions, including approval of the Merger Agreement and the Merger by the Company’s stockholders. Stockholders of the Company will be asked to vote on the adoption and approval of the Merger Agreement and the Merger at a special meeting of stockholders to be called by the Company.

On August 2, 2017, in accordance with a provision of the Merger Agreement, certain investors affiliated with Cooltech purchased from the Company 2.5 million shares of Company common stock at a price of $0.40 per share in cash and warrants exercisable into 2.5 million additional shares of Company common stock with an exercise price of $0.484 per share (a 10% premium to the closing bid price of Company common stock on the NASDAQ Capital market on July 24, 2017).  The approximately $1 million of proceeds from this sale of stock will be used by the Company to cover costs associated with the Merger and related financings.  On August 3, 2017, certain investors affiliated with Cooltech entered into a purchase agreement to purchase from the Company an additional 4.375 million shares of Company common stock and warrants to purchase an equal number of shares under the same terms, contingent upon receipt of stockholder approval of such issuance in accordance with Nasdaq rules. The proceeds from such sale have been escrowed pending receipt of stockholder approval and the closing of the Merger.

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

This report contains “forward-looking statements,” including, without limitation, statements about customer relationships, marketing of our verykool® products, sales levels, cost reductions, operating efficiencies, currency-related matters, profitability and adequacy of working capital, that are based on, among other things, current management knowledge and expectations and which involve certain risks and uncertainties. These risks and uncertainties, in whole or in part, could cause expectations to fail to be achieved and could have a material adverse effect on our business, financial condition and results of operations, and include, without limitation: (1) the pending Merger transaction and related PIPE stock sale may not close and could expose us to significant expenses in connection with the Merger; if the Merger does close, we will be subject to substantially all the liabilities of Cooltech and will be faced with the integration process, which could have a materially adverse effect on our business; (2) intense competition internationally, including competition from alternative business models, such as manufacturer-to-carrier sales, which may lead to reduced prices, lower sales, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages; (3) our ability to source our verykool® handsets and successfully introduce them into new markets; (5) our ability to have access to adequate capital to fund operations; (5) our ability to secure adequate supply of competitive products on a timely basis and on commercially reasonable terms; (6) foreign exchange rate fluctuations and/or devaluation of a foreign currency (most notably the Mexican peso) and our ability to effectively hedge for such fluctuations or devaluations, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, including, without limitation, the imposition, creation, increase or modification of tariffs, taxes, duties, levies and other charges and other related risks of our international operations which could significantly increase selling prices of our products to our customers and end-users and decrease profitability; (7) the ability to attract new sources of profitable business from expansion of products or services or risks associated with entry into new markets or expanding in existing markets, including geographies, products, services and big box retailers; (8) an interruption or failure of our information systems or subversion of access or other system controls, including private information, may result in a significant loss of business, assets, or competitive information; (9) significant changes in supplier terms and relationships or shortages in product supply; (10) loss of business from one or more significant customers; (11) customer and geographical accounts receivable concentration risk and other related risks; (12) rapid product improvement and technological change resulting in inventory obsolescence; (13) extended general economic downturn in world markets; (14) uncertain political and economic conditions internationally, including terrorist or military actions; (15) the loss of a key executive officer or other key employees and the integration of new employees; (16) changes in consumer demand for multimedia wireless handset products and features; (17) our failure to adequately adapt to industry changes and to manage potential growth and/or contractions; (18) seasonal buying patterns; (19) the resolution of any litigation for or against the Company, including regarding patents; and (20) the ability of the Company to generate taxable income and remain a viable business (as well as remaining listed on Nasdaq or publicly traded otherwise) in future periods. These forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new or changing information, events or circumstances after the date of this release. We have instituted in the past, and continue to institute, changes to our strategies, operations and processes to address risks and uncertainties and to mitigate their impacts on our business, results of operations and financial condition. However, no assurances can be given that we will be successful in these efforts. For a further discussion of significant risk factors to consider, see “Risk Factors” below in this report and in “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K. In addition, other risks or uncertainties may be detailed from time to time in our future SEC filings.

Recent Developments

On July 25, 2017, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) by and among the Company, Cooltech Holding Corp. (“Cooltech”), and the Company’s wholly-owned subsidiary, InfoSonics Acquisition Sub, Inc. (“Merger Sub”), pursuant to which Cooltech will merge with and into the Merger Sub (the “Merger”), with Cooltech surviving as a wholly-owned subsidiary of InfoSonics. The Merger Agreement provides that the Company will issue an aggregate of 62.5 million shares of its common stock in exchange for all of the outstanding capital stock of Cooltech.  The Merger and the transactions contemplated thereby are subject to a number of customary closing conditions, including approval of the Merger Agreement and the Merger by the Company’s stockholders. Stockholders of the Company will be asked to vote on the adoption and approval of the Merger Agreement and the Merger at a special meeting of stockholders to be called by the Company.

On August 2, 2017, in accordance with a provision of the Merger Agreement, certain investors affiliated with Cooltech purchased from the Company 2.5 million shares of Company common stock at a price of $0.40 per share in cash and warrants exercisable into 2.5 million additional shares of Company common stock with an exercise price of $0.484 per share (a 10% premium to the closing bid price of Company common stock on the NASDAQ Capital market on July 24, 2017).  The approximately $1 million of proceeds from this sale of stock will be used by the Company to cover costs associated with the Merger and related financings.  Also on August 3, 2017, certain investors affiliated with Cooltech entered into a purchase agreement to purchase from the Company an additional 4.375 million shares of Company common stock and warrants to purchase an equal number of shares under the same terms, contingent upon receipt of stockholder approval of such issuance in accordance with Nasdaq rules. The proceeds from such sale have been escrowed pending receipt of stockholder approval and the closing of the Merger.

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

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of net sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	88.6%	90.4%	92.0%	89.2%
Gross profit	11.4%	9.6%	8.0%	10.8%
Selling, general and administrative expenses	25.9%	16.3%	23.7%	17.7%
Operating loss	(14.5%)	(6.7%)	(15.7%)	(6.9%)
Other expense:
Interest, net	(0.8%)	(0.5%)	(0.8%)	(0.6%)
Other expense	0.0%	(1.3%)	(0.1%)	(1.5%)
Loss before provision for income taxes	(15.3%)	(8.5%)	(16.6%)	(9.0%)
Provision for income taxes	0.0%	0.0%	(0.0%)	(0.0%)
Net loss	(15.3%)	(8.5%)	(16.6%)	(9.0%)

Three months ended June 30, 2017 compared with three months ended June 30, 2016

Net Sales

For the three months ended June 30, 2017, our net sales amounted to $5,297,000, a decrease of $6,829,000, or 56%, from $12,126,000 in the same period last year. The largest portion of the decline occurred in Central America where sales declined by $3.6 million, due principally to the absence of sales to a large carrier customer to whom future sales are uncertain.  Sales to retail customers in Mexico during the quarter were softer than expected and declined by $2,605,000.  As a result of our exit from the U.S. market at the end of third quarter 2016, we had no sales to U.S. customers during the quarter compared to $352,000 of sales in the prior year quarter.  Sales to U.S.-based Latin American distributors and to customers in South America declined $196,000 and $72,000, respectively.  We shipped approximately 201,000 units in the second quarter of 2017, a decrease of 56%, compared to the second quarter of 2016. Our average unit selling price decreased by 2%, due to a higher product mix of low-priced feature phones.

Gross Profit and Gross Margin

For the three months ended June 30, 2017, our gross profit amounted to $605,000, a decrease of $552,000, or 48%, from $1,157,000 in the same period last year. Our gross profit margin for the three months ended June 30, 2017 was 11.4%, an improvement from 9.6% in the same period last year. The reduced gross profit in the current year quarter was the result of the low level of sales, which also made it made it difficult to absorb fixed overhead costs.  The reduced gross profit margin in the prior year quarter was the result of discounts given to liquidate aging inventory.

Operating Expenses

For the three months ended June 30, 2017, total operating expenses amounted to $1,373,000, a decrease of $600,000, or 30%, from $1,973,000 in the same period last year. The decrease reflected expense reduction actions we implemented during the second and third quarters of 2016.  The most significant decreases were in wages and benefits, product certification and homologation, professional fees and marketing.  We also implemented additional expense reduction actions during the current year quarter in the form of staff reductions representing approximately $490,000 in annual expense which we expect will benefit future quarters.

Other Expense

Interest expense for the three months ended June 30, 2017 and 2016 of $44,000 and $63,000, respectively, related primarily to interest bearing vendor credit, with some bank interest during the prior year quarter. For the three months ended June 30, 2016, other expense of $156,000 consisted primarily of losses on options and forward exchange contracts to hedge currency exposure against the Mexican peso.  No such expense was incurred during the current year quarter.

Provision for Income Taxes

Because of our prior operating losses, our tax provisions for the three months ended June 30, 2017 and 2016 were nil.

Six months ended June 30, 2017 compared with six months ended June 30, 2016

Net Sales

For the six months ended June 30, 2017, our net sales amounted to $11.5 million, a decrease of $10.0 million, or 47%, from $21.5 million in the same period last year. The largest decrease of $7.9 million came from the absence of sales to carrier customers in South and Central America that we moved away from.  Sales to retail customers in Mexico during the current year period were softer than expected and resulted in a decline of $2.7 million from the prior year period.  As a result of our exit from the U.S. market at the end of the third quarter of 2016, we had no sales to U.S. customers during the current year period compared to $1.2 million of sales in the prior year period.  These decreases were partially offset by a $1.6 million increase in sales to Miami-based distributors selling to Latin American customers and improved sales to other smaller customers in both Central and South America.  In terms of units, we shipped approximately 363,000 units in the first six months of 2017, a decrease of 49%, compared to the first six months of 2016. Our average unit selling price increased by 3%, reflecting less price discounting in the current year period compared to the prior year.

Gross Profit and Gross Margin

For the six months ended June 30, 2017, our gross profit amounted to $927,000, a decrease of $1,408,000, or 60%, from $2,335,000 in the same period last year. Our gross profit margin for the six months ended June 30, 2017 was 8.0%, down from 10.8% in the same period last year. These reductions were primarily the result of the low level of sales, which also made it difficult to absorb fixed overhead costs.

Operating Expenses

For the six months ended June 30, 2017, total operating expenses amounted to $2,735,000, a decrease of $1,095,000, or 29%, from $3,830,000 in the same period last year. The most significant decreases were in wages and benefits, product certification and homologation, legal fees and marketing.  The decrease reflects expense reduction actions we implemented during the second and third quarters of 2016, as well as the settlement of all patent lawsuits by the end of the third quarter of 2016.  We also implemented additional expense reduction actions during the second quarter of 2017 in the form of staff reductions representing approximately $490,000 in annual expense which we expect will benefit future quarters.

Other Expense

For the six months ended June 30, 2017 and 2016, interest expense of $93,000 and $119,000, respectively, related to borrowings against our bank line of credit and interest bearing vendor credit. In the six months ended June 30, 2017 and 2016, other expense of $12,000 and $321,000, respectively, consisted primarily of losses on options and forward exchange contracts to hedge currency exposure against the Mexican peso.

Provision for Income Taxes

Because of our prior operating losses, our tax provisions for the six months ended June 30, 2017 and 2016 were nominal.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies, most importantly the Mexican peso, to the U.S. dollar affect our financial results and financial position. With the exception of Mexico, where we denominate sales in Mexican pesos, all other sales are denominated in U.S. dollars. Over the last two years, the strength of the U.S. dollar versus the Mexican peso has resulted in assets and liabilities denominated in Mexican pesos at our Mexican subsidiary being translated into less U.S. dollars in our consolidated financial statements. However, during the six months ended June 30, 2017, the Mexican peso strengthened by 13.4% against the U.S. dollar, which resulted in a foreign currency gain for the period of $496,000.  However, there still remains a balance of $2,199,000 in our accumulated other comprehensive loss account on our Consolidated Balance Sheet at June 30, 2017 related to the impact of previous U.S. dollar strengthening against the Mexican peso.

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

Liquidity and Capital Resources

Since 2014, in addition to our existing cash reserves, we have relied primarily on two sources to fund our business: (1) vendor credit from the factories who supply our phones, and (2) our bank line of credit.  Our primary suppliers typically provide us with a line of credit that is supported by credit insurance.  In these arrangements, at the time we place an order, we generally pay a 15% deposit plus the cost of credit insurance.  When the product is delivered and the invoice is issued, we are given 60-day payment terms with interest due at a stated rate at the time of payment.  At June 30, 2017, our aggregate lines of credit with vendors amounted to $6.8 million.  At the beginning of 2016, our bank line of credit was $7 million.  However, this amount was reduced to $3 million in August 2016, and was augmented in October 2016 to provide for a $2 million sublimit that enabled the Company to borrow against its Mexican peso deposits held at the Bank at a 70% advance rate.  Then, in March 2017, due to the Company’s continuing losses, the line of credit was amended to eliminate the Company’s ability to borrow against its accounts receivable.  We will, therefore, need to rely for the foreseeable future upon our existing working capital, vendor credit and sales of equity securities as the sole sources of financing.  Given the losses we have sustained over the last four quarters, these resources may not be sufficient to adequately fund our operations for the coming year and cover the significant Merger related expenses.  This could force us to make further reductions in spending, curtail planned programs or take other actions that could materially harm our business, results of operations and future prospects.  It may also be necessary for us to seek other debt, equity or equity-based financing.  See Note 2 to our consolidated financial statements in this report for information regarding Going Concern Considerations.

In the six months ended June 30, 2017, our cash balances decreased by $1,096,000 compared to December 31, 2016. We generated $3,218,000 from reductions in trade and other receivables and $496,000 from foreign currency gains.  These inflows were offset by $1,734,000 used to fund increased inventory, $1,705,000 to fund our net loss adjusted for non-cash items, $1,146,000 to reduce accounts payable and accrued expenses, and $225,000 to fund increased property and equipment and changes in prepaid and other assets.

As of June 30, 2017, we had $1.1 million of cash and cash equivalents, $8.8 million of net working capital and no outstanding funded debt.  In addition, as noted under “Recent Developments” above, on August 2, 2017, we sold 2.5 million shares of Company common stock and warrants for gross proceeds of $1 million to cover costs associated with the Merger and related financings.  Also on August 3, 2017, we entered into an agreement to sell an additional 4.375 million shares of Company common stock and warrants for gross proceeds of $1.75 million, contingent upon receipt of stockholder approval of such issuance in accordance with Nasdaq rules. The proceeds from such sale have been escrowed pending receipt of stockholder approval and the closing of the Merger.

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

Interest Rates

We are exposed to market risk from changes in interest rates on balances owed to certain of our manufacturing vendors. At June 30, 2017, we owed $2.8 million to these vendors which could be affected by changes in short-term interest rates. The annual interest rates on these balances at June 30, 2017 ranged from 6.0% to 8.0%, were negotiated individually with each vendor and were not tied to any particular index. For every 1% increase in the negotiated rate, our interest expense would increase by approximately $28,000, assuming the same $2.8 million remained outstanding for the entire year.

Foreign Exchange and Other Risks

All of our sales transactions are denominated in U.S. dollars with the exception of sales to certain customers in Mexico, which are priced in Mexican pesos. At June 30, 2017 and December 31, 2016, foreign currency cash accounts in Mexican pesos amounted to $13,000 and $205,000, respectively. Also, at June 30, 2017 and December 31, 2016, accounts receivable denominated in Mexican pesos amounted to $856,000 and $3,746,000, respectively. Product costs and the majority of our operating expenses are denominated in U.S. dollars. However, lease expenses and certain other immaterial operating costs of our China quality control team are denominated in Chinese Yuan Renminbi, and payroll and operating expenses of our employees in Mexico are denominated in Mexican pesos. See Note 10 to our consolidated financial statements in this report for information regarding our foreign exchange hedging facility, which we have used on occasion as we deemed advantageous in an effort to reduce some of our Mexican peso currency risk.

Foreign currency risks are associated with our cash, receivables, payroll and payables denominated in foreign currencies. Fluctuations in exchange rates can result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income (expense) in our consolidated statements of operations and comprehensive loss. For the six months ended June 30, 2017 and 2016, losses of $12,000 and $325,000, respectively, on options and foreign exchange forward contracts used to protect against the exchange rate risk of the Mexican peso are included in other income (expense).  See “Currency Rate Fluctuations” above for additional information.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our second quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We reported a net loss for the six months ended June 30, 2017 and for the full years 2016 and 2015, we were only marginally profitable in the full year 2014 and had a comprehensive loss for 2014 due to foreign currency translation losses, and we experienced net losses for many years prior to that. If we are unable to achieve sustained profitability, our business may not be financially viable.

For the six months ended June 30, 2017, we reported a net loss of $1,916,000. For the full years ended December 31, 2016 and 2015, we reported net losses of $2,835,000 and $1,243,000, respectively. For the full year ended December 31, 2014, we reported net income of $261,000 and a comprehensive loss of $447,000. Prior to that, we reported seven consecutive loss years with an aggregate net loss of $22.7 million. As of June 30, 2017, our cash balance was $1.1 million, we had net working capital of $8.8 million and no available or outstanding funded debt. While we are working to expand our customer base to regain and maintain profitability, if we do not succeed, our business may not be sustainable in the future.

The loss or reduction in orders from principal customers, a reduction in the prices we are able to charge these customers or default by these customers on accounts receivable could have a negative impact upon our business and financial results.

Our three largest customers in the three months ended June 30, 2017 represented 28%, 22% and 12%, respectively, of our net sales during that period, and 61%, 15% and 3%, respectively, of our accounts receivable at June 30, 2017. The markets we serve and are targeting for future business are subject to significant price competition and other competitive pressures, and our current customers are not contractually obligated to purchase products from us. For these and other reasons, our customers may seek to obtain products or services from us at lower prices than we have been able to charge in the past, and they could terminate our relationship or reduce their purchases from us in favor of lower-priced or other alternatives. In addition, we have experienced losses of certain customers through industry or vendor consolidation, a trend that may continue, and increase, in our markets and in the ordinary course of business. The further loss of any of our principal customers, the default by these customers on the amounts they owe us, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity.

The majority of our revenues are, and for the near future will likely continue to be, generated outside of the United States, in countries that may have volatile currencies or other risks.

The vast majority of our sales activities are conducted in territories and countries outside of the United States, primarily in Latin America. The majority of our sales transactions in Latin America are denominated in U.S. dollars and therefore may be impacted by changes in the strength of the U.S. dollar relative to the foreign economies where we conduct business. Sales transactions in Mexico are denominated in the Mexican peso, which has been a very volatile currency in relation to the U.S. dollar and resulted in a $2.2 million accumulated other comprehensive loss on our balance sheet at June 30, 2017. Further, the fact that we now sell all of our products into, and have developed and manufactured products in, a number of territories and countries other than the United States exposes us to, among other things, increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater and more unpredictable inflationary and currency pressures, labor risks and shipping delays. Changes may occur in social, political, regulatory (including tax) and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products. United States laws and regulations relating to investment and trade in foreign countries could also change to our detriment. For example, it is still uncertain at this time how the results of the U.S. 2016 Presidential and other elections could affect our business, including potentially through increased import or export tariffs and other negative influences on U.S. trade relations with other countries (e.g. Mexico, where many of our customers reside, and China, where all of our products are manufactured and supplied).  In addition, other countries may change their own policies on business and foreign investment in companies in their respective countries. Any of these factors could have material adverse effects on our business and operations. Also, because we purchase and sell products primarily in U.S. dollars, fluctuations in currency exchange rates could reduce demand for products sold in U.S. dollars. We cannot predict the effect that future exchange rate fluctuations will have on our operating results or financial position. Although we occasionally engage in currency hedging transactions related to our sales to customers in Mexico, such transactions have in the past, and may in the future, result in significant additional financial risks, including increased costs and losses.

The pending Merger transaction and associated sales of a substantial number of shares of our common stock and warrants, as well as potential future sales of securities, or the perception in the market that such sales may occur, could reduce the market price of our common stock.

We will issue 62,500,000 shares of our common stock as consideration to Cooltech stockholders under the Merger Agreement. In connection with the merger, we also issued 2,500,000 shares and warrants in a registered offering and 4,375,000 shares and warrants in a PIPE offering.  Such issuances may materially and adversely affect the price of our common stock and cause dilution to our existing stockholders.

We may obtain additional funds through public or private debt or equity financings in the near future. If we issue additional shares of common stock or instruments convertible into common stock, it may materially and adversely affect the price of our common stock. In addition, the future exercise of some or all of our warrants may dilute the ownership interests of our stockholders, and any sales in the public market of any of our common stock issuable upon exercise could adversely affect prevailing market prices of our common stock.

We cannot predict when or if the Merger will close.

The Merger is contingent upon a number of conditions beyond our control, including approval by our stockholders. We are, therefore, unable to accurately predict when or if the Merger will close. If we are unable to close the Merger for any reason, we will not realize the potential benefits of the Merger and may face significant liquidity risks, which may have a material adverse effect on our business prospects and the value of our common stock.

The potential Merger will subject us to significant additional liabilities and other risks and will cause us to incur significant expenses.

Following the Merger, we will be subject to substantially all the liabilities of Cooltech. The Merger and subsequent integration process may be complex, costly, time-consuming and divert management's time and attention, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur a significant amount of expenses in connection with the Merger, including legal, accounting, financial advisory and other expenses. Many of these expenses are payable by us whether or not the Merger is completed.

If we are unable to consummate the Merger, our stock price may be adversely affected and our financial condition and liquidity position may materially suffer.

If the Merger is not completed for any reason, the trading price of our common stock may decline to the extent that the market price of our common stock reflects positive market assumptions that the Merger will be completed and the related benefits will be realized. In addition, if the Merger is not completed our financial condition could materially suffer, including with respect to our liquidity position, which may be substantially negatively impacted due to expenses related to the Merger.

The market for our common stock is volatile and our stock price could decline.

The stock market in general, including the market for telecommunications-related stocks in particular, has been highly volatile. The market price of our common stock has fluctuated between $2.00 and $0.35 from January 1, 2016 through August 8, 2017 and is likely to remain volatile. Investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial (potentially total) loss on their investment. In addition, an active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares.

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

As of May 1, 2017, we had not regained compliance with the bid price requirement and on May 2, 2017 we received notification from NASDAQ that on May 11, 2017 our common stock would be delisted and trading suspended unless we requested an appeal. On May 4, 2017, we requested an oral hearing before the NASDAQ Hearings Panel (the “Panel”) to appeal the NASDAQ staff’s delisting determination, which hearing was held on June 1, 2017. We presented a plan to the Panel to regain compliance with the minimum bid price requirement which included the Merger and a reverse stock split, and requested a further extension of time to execute the plan. On June 6, 2017, we received a letter from the Nasdaq Office of General Counsel advising us of the decision of the Panel to grant the Company an extension of time until October 30, 2017.

We intend to closely monitor the bid price of our stock in light of the Merger. If the Merger is delayed or terminated such that it becomes apparent that it will not close by October 17, 2017 (10 consecutive business days prior to the October 30, 2017 Nasdaq deadline), we intend to conduct a reverse stock split sufficient to ensure that we preserve our Nasdaq listing. Furthermore, Nasdaq Listing Rule 5110(a) requires that because the Merger with Cooltech (a non-Nasdaq entity) will result in a change of control, we must submit an initial listing application for the post-Merger entity, which would require us to comply with a higher minimum bid price requirement of $4.00 per share and necessitate a larger or additional reverse stock split.

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

InfoSonics Corporation

Date: August 11, 2017	By:	/s/ Joseph Ram
Joseph Ram
President and Chief Executive Officer

Date: August 11, 2017	By:	/s/ Vernon A. Loforti
Vernon A. LoForti
Vice President and Chief Financial Officer