Form 10-Q
period 2017-09-30
InfoSonics Corp
filed 2017-11-13
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

Commission File Number—001-32217

InfoSonics Corporation

(Exact name of registrant as specified in its charter)

Maryland	33-0599368
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

4435 Eastgate Mall, Suite #320, San Diego, CA 92121

(Address of principal executive offices including zip code)

(858) 373-1675

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

As of November 6, 2017, the Registrant had 3,378,280 shares outstanding of its $0.001 par value common stock.

InfoSonics Corporation

FORM 10-Q

For quarterly period ended September 30, 2017

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$6,008	$8,989	$17,526	$30,525
Cost of sales	5,402	8,105	15,993	27,306
Gross profit	606	884	1,533	3,219
Selling, general and administrative expenses	2,320	1,775	5,055	5,605
Operating loss	(1,714)	(891)	(3,522)	(2,386)
Other expense:
Interest, net	(45)	(54)	(138)	(173)
Other expense	(2)	—	(14)	(321)
Loss before provision for income taxes	(1,761)	(945)	(3,674)	(2,880)
Provision for income taxes	—	—	(3)	(3)
Net loss	$(1,761)	$(945)	$(3,677)	$(2,883)
Net loss per share (basic and diluted)	$(0.56)	$(0.33)	$(1.24)	$(1.00)
Basic and diluted weighted-average number of common shares outstanding	3,166	2,878	2,974	2,878
Comprehensive loss:
Net loss	$(1,761)	$(945)	$(3,677)	$(2,883)
Foreign currency translation adjustments	(52)	(220)	444	(851)
Comprehensive loss	$(1,813)	$(1,165)	$(3,233)	$(3,734)

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30, 2017	December 31, 2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$453	$2,200
Trade accounts receivable, net of allowance for doubtful accounts of $115 and $113, respectively	5,595	7,507
Other accounts receivable	8	62
Inventory	4,918	4,071
Prepaid assets	1,424	1,670
Total current assets	12,398	15,510
Property and equipment, net	390	132
Other assets	51	384
Total assets	$12,839	$16,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,871	$3,839
Accrued expenses	1,552	1,597
Total current liabilities	4,423	5,436
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized (no shares issued and outstanding)	—	—
Common stock, $0.001 par value, 40,000 shares authorized; 3,378 and 2,878 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	3	3
Additional paid-in capital common stock	34,217	33,158
Accumulated other comprehensive loss	(2,251)	(2,695)
Accumulated deficit	(23,553)	(19,876)
Total stockholders’ equity	8,416	10,590
Total liabilities and stockholders’ equity	$12,839	$16,026

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(3,677)	$(2,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	122	65
Provision for obsolete inventory	58	(98)
Provision for bad debts	2	19
Loss on disposal of fixed assets	2	—
Stock-based compensation	111	225
(Increase) decrease in:
Trade accounts receivable	1,910	1,747
Other accounts receivable	54	25
Inventory	(905)	2,009
Prepaid assets	246	43
Other assets	(7)	(183)
(Decrease) increase in:
Accounts payable	(968)	(1,668)
Accrued expenses	(45)	14
Net cash used in operating activities	(3,097)	(685)
Cash flows from investing activities:
Purchase of property and equipment	(42)	(62)
Net cash used in investing activities	(42)	(62)
Cash flows from financing activities:
Borrowings on line of credit	—	1,578
Repayment on line of credit	—	(938)
Sale of common stock, net of offering expenses	948	—
Net cash provided by financing activities	948	640
Effect of exchange rate changes on cash	444	(851)
Net decrease in cash and cash equivalents	(1,747)	(958)
Cash and cash equivalents, beginning of period	2,200	2,647
Cash and cash equivalents, end of period	$453	$1,689
Cash paid for interest	$165	$185
Cash paid for income taxes	$5	$—

Non-cash investing activities:
Transfer of other assets to property and equipment	$340	$—

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Condensed Notes to Consolidated Financial Statements

September 30, 2017

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

In the opinion of management, these unaudited consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly present the Company’s results of operations, financial position and cash flows as of September 30, 2017 and for all periods presented. The results reported in these consolidated financial statements for the three and nine months ended September 30, 2017 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full fiscal year of 2017 or for any future period.

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

In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following November 9, 2017, the date the Company’s financial statements were issued. Management considered the Company’s current financial condition and liquidity sources, including current funds and available working capital, forecasted future cash flows and the Company’s conditional and unconditional obligations due before November 9, 2018.  Management also considered expenses the Company has incurred, and expects to incur through December 31, 2017, in connection with the pending Cooltech Merger transaction discussed in Note 15, a large share of which were funded by the $948,000 of net proceeds received from the sale of shares of Company common stock on August 2, 2017.  Despite the pending Merger, the basis for management’s assessment is that the Company will remain independent subsequent to December 31, 2017.

The Company has incurred operating losses and used cash for operating activities for the past two years, and the Company no longer has a bank line of credit.  The Company has continued to keep operating expenses at a reduced level; however, there can be no assurance that the Company's current level of operating expenses will not increase or that other uses of cash will not be necessary.  The Company believes that based on its current level of operating expenses, its currently available cash resources, together with the ability to factor receivables if needed, it will have sufficient funds available to cover operating cash needs through the twelve month period from the financial statement reporting date. Based on the above factors, management determined there is no substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued.

NOTE 3. Stock-Based Compensation

The Company has two stock-based compensation plans: the 2006 Equity Incentive Plan (“2006 Plan”) and the 2015 Equity Incentive Plan (“2015 Plan”), both of which were approved by our stockholders. As of September 30, 2017, options to purchase 124,000 and 47,000 shares were outstanding under the 2006 Plan and the 2015 Plan, respectively, and a total of 260,000 shares were available for grant under the 2015 Plan. No options are available for grant under the 2006 Plan.

The Company’s stock options vest on an annual or a monthly basis. Stock options generally are exercisable for up to seven years after grant, subject to continued employment or service. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Such amount may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three and nine months ended September 30, 2017, we recorded an expense of $35,000 and $111,000, respectively, related to options previously granted. During the three and nine months ended September 30, 2016, we recorded an expense of $70,000 and $225,000, respectively, related to options previously granted. Under current U.S. federal tax law, we receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference that results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

During the nine months ended September 30, 2017 and 2016, the Company did not grant any stock options. As of September 30, 2017, there was $20,000 of total unrecognized compensation expense related to non-vested stock options. That expense is expected to be recognized over the remaining weighted-average period of 0.17 years.

A summary of option activity under both the 2006 Plan and the 2015 Plan as of September 30, 2017 and changes during the nine months then ended is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life in Years
Outstanding at December 31, 2016	215	$5.20	3.82
Granted	—	$—	—
Exercised	—	$—	—
Expired	(28)	$3.40	—
Cancelled/Forfeited	(16)	$5.85	—
Outstanding at September 30, 2017	171	$5.45	3.52
Vested and expected to vest	170	$5.45	3.51
Exercisable at September 30, 2017	165	$5.35	3.46

A summary of the status of the Company’s non-vested options at September 30, 2017 and changes during the nine months then ended is presented below (shares in thousands):

	Shares	Weighted-average grant-date fair value
Non-vested at December 31, 2016	27	$5.95
Granted	—	$—
Vested	(19)	$5.95
Cancelled/Forfeited	(2)	$5.95
Non-vested at September 30, 2017	6	$5.95

The Company’s share-based compensation is classified in the same expense line item as cash compensation. Information about share-based compensation included in the unaudited results of operations for the three and nine months ended September 30, 2017 and 2016 is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Officer compensation	$19	$33	$56	$99
Non-employee directors	9	16	27	48
Sales, general and administrative	7	21	28	78
Total stock option expense, included in total operating expenses	$35	$70	$111	$225

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

Common shares from the potential exercise of certain options are excluded from the computation of diluted earnings (loss) per share if their exercise prices are greater than the Company’s average stock price for the period. For both the three and nine month periods ended September 30, 2017, the number of such shares excluded was 171,000. For the three and nine month periods ended September 30, 2016, the number of such shares excluded was 182,000 and 106,000, respectively. In addition, because their effect would have been anti-dilutive, common shares from exercise of 37,000 and 112,000 in-the-money options for the three and nine month periods ended September 30, 2016, respectively, were excluded from the computation of net loss per share. No such shares were excluded for both the three and nine month periods ended September 30, 2017.  As indicated in Note 16, these share disclosures have been retroactively restated for the 1-for-5 reverse stock split effected by the Company on October 10, 2017.

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2016 remain open to examination or re-examination. As of September 30, 2017, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

The Company recognizes the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or results of operations. For the three and nine months ended September 30, 2017, deferred income tax assets and the corresponding valuation allowances increased by $644,000 and $1,185,000, respectively.

NOTE 6. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories. The Company records a reserve against inventories to account for obsolescence and possible price concessions required to liquidate inventories below cost. During the nine months ended September 30, 2017, the inventory reserve balance was increased by $58,000. As of September 30, 2017 and December 31, 2016, the inventory reserve was $142,000 and $84,000, respectively. From time to time, the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of September 30, 2017 and December 31, 2016, the prepaid inventory balances were $536,000 and $1,112,000, respectively, which are included in prepaid assets in the accompanying consolidated balance sheets. Inventory consists of the following (in thousands):

	September 30, 2017 (unaudited)	December 31, 2016 (audited)
Finished goods	$5,060	$4,155
Inventory reserve	(142)	(84)
Net inventory	$4,918	$4,071

NOTE 7. Property and Equipment

Property and equipment are primarily located in the United States and China and consisted of the following as of the dates presented (in thousands):

	September 30, 2017 (unaudited)	December 31, 2016 (audited)
Machinery and equipment	$698	$384
Furniture and fixtures	79	164
Subtotal	777	548
Less accumulated depreciation	(387)	(416)
Total	$390	$132

Depreciation expense for the three and nine months ended September 30, 2017 was $48,000 and $122,000, respectively.  Depreciation expense for the three and nine months ended September 30, 2016 was $22,000 and $65,000, respectively.

NOTE 8. Accrued Expenses

As of September 30, 2017 and December 31, 2016, accrued expenses consisted of the following (in thousands):

	September 30, 2017 (unaudited)	December 31, 2016 (audited)
Accrued product costs	$449	$400
Accrued coop advertising	23	44
Accrued vacation pay	173	179
Income taxes payable	3	—
Customer deposits and overpayments	453	568
Other accruals	451	406
Total	$1,552	$1,597

NOTE 9. Line of Credit

The Company was previously party to a Loan and Security Agreement and an attendant Intellectual Property Security Agreement (collectively the “Agreement”) with Silicon Valley Bank (“SVB” or the “Bank”) which was secured by substantially all of the Company’s assets.  The Agreement contained representations and warranties, affirmative and restrictive covenants, and events of default which are customary for credit facilities of this type.  The Agreement originally provided the Company with the ability to borrow against both its domestic and foreign eligible accounts receivable based on specified advance rates.  It was then augmented in October 2016 to provide for a $2 million sublimit that enabled the Company to borrow against its Mexican peso deposits held at the Bank at a 70% advance rate with such borrowings bearing interest at the prime rate.  In March 2017, due to the Company’s continuing losses, the Agreement was amended to eliminate the Company’s ability to borrow against its accounts receivable and all related financial covenants were removed.  On September 27, 2017, the credit facility matured and was not renewed by the Company.  The Bank released its security interest in the Company’s assets, which are now unencumbered.

NOTE 10. Foreign Exchange Hedging Facility

On January 14, 2016, the Company entered into an Agreement for Purchase and Sale of Foreign Securities (the “FS Agreement”) with SVB. Under the FS Agreement, the Company and SVB can enter into foreign currency spot contracts, forward contracts, forward window contracts and options to manage the Company’s foreign currency risk. On January 20, 2016, the Company entered into forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risk of the Mexican peso inherent in its forecasted net sales and cash collections from customers in Mexico. The hedges matured on a monthly basis through June 30, 2016. Changes in the fair value of the hedges were initially recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity in the Consolidated Balance Sheet and subsequently reclassified into earnings as other income (loss) on the Consolidated Statement of Operations and Comprehensive Income (Loss) in the period in which the hedge matured. During the nine months ended September 30, 2016, the Company recorded a loss of $325,000 on forward contracts that matured during the period. During the nine months ended September 30, 2017, the Company recorded a loss of $12,000 on a peso option that it purchased in January 2017 and subsequently sold in February 2017.  No such losses were recorded during the three months ended September 30, 2017 and no foreign exchange hedging instruments were outstanding under the FS Agreement at September 30, 2017.

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

Other accounting standards updates effective after September 30, 2017 are not expected to have a material effect on our consolidated financial statements.

NOTE 12. Geographic Information

The Company currently operates in one business segment. Fixed assets are principally located in Company or third-party facilities in the United States and Asia. The unaudited net sales by geographical area for the three and nine months ended September 30, 2017 and 2016 were (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Central America	$705	$1,733	$1,787	$9,713
South America	855	1,143	2,461	3,556
Mexico	1,946	4,329	5,472	10,570
U.S.-based Latin American distributors	2,333	1,653	7,636	5,398
South Africa	169	—	169	—
United States	—	131	1	1,288
Total	$6,008	$8,989	$17,526	$30,525

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

At September 30, 2017 and December 31, 2016, we did not have any material applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.

NOTE 15. Merger Agreement

On July 25, 2017, the Company entered into an Agreement and Plan of Merger (as amended “Merger Agreement”) by and among the Company, Cooltech Holding Corp. (“Cooltech”), and the Company’s wholly-owned subsidiary, InfoSonics Acquisition Sub, Inc. (“Merger Sub”), pursuant to which Cooltech will merge with and into the Merger Sub (the “Merger”), with Cooltech surviving as a wholly-owned subsidiary of InfoSonics. The Merger Agreement provides that the Company will issue an aggregate of 12.5 million shares of its common stock in exchange for all of the outstanding capital stock of Cooltech.  The Merger and the transactions contemplated thereby are subject to a number of customary closing conditions, including approval of the Merger Agreement and the Merger by the Company’s stockholders. Stockholders of the Company will be asked to vote on the adoption and approval of the Merger Agreement and the Merger at a special meeting of stockholders to be called by the Company.

On August 2, 2017, in accordance with a provision of the Merger Agreement, certain investors affiliated with Cooltech purchased from the Company 500,000 shares of Company common stock at a price of $2.00 per share in cash and warrants exercisable into 500,000 additional shares of Company common stock with an exercise price of $2.42 per share (a 10% premium to the closing bid price of Company common stock on the NASDAQ Capital market on July 24, 2017).  The $948,000 of net proceeds from this sale of stock have been used by the Company to cover costs associated with the Merger and related financings.  On August 3, 2017, certain investors affiliated with Cooltech entered into a purchase agreement to purchase from the Company an additional 875,000 shares of Company common stock and warrants to purchase an equal number of shares under the same terms, contingent upon receipt of stockholder approval of such issuance in accordance with Nasdaq rules. The proceeds from such sale have been escrowed pending receipt of stockholder approval and the closing of the Merger.  All share and per share numbers included in this Note 15 have been retroactively restated for the 1-for-5 reverse stock split reported in Note 16 below.

NOTE 16. Subsequent Events

On October 10, 2017, the Company effected a 1-for-5 reverse stock split (the “Reverse Split”) in order to regain compliance with NASDAQ Rule 5550(a)(2) that requires the stock of listed companies to maintain a closing bid price of at least $1.00 per share.  The Reverse Split reduced the number of shares of the Company’s common stock outstanding from 16,888,728 shares to 3,378,280 shares.  The Company’s common stock began trading on a split‑adjusted basis on October 11, 2017, and on October 25, 2017, the Company received notification from the NASDAQ Stock Market indicating that the Company had regained compliance with the minimum bid price rule.  The computations of basic and diluted earnings per share, as well as all other share and per share numbers for all periods presented in this Quarterly Report on Form 10-Q have been updated retroactively to reflect this subsequent Reverse Split.

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

This report contains “forward-looking statements,” including, without limitation, statements about customer relationships, marketing of our verykool® products, sales levels, cost reductions, operating efficiencies, currency-related matters, profitability and adequacy of working capital, that are based on, among other things, current management knowledge and expectations and which involve certain risks and uncertainties. These risks and uncertainties, in whole or in part, could cause expectations to fail to be achieved and could have a material adverse effect on our business, financial condition and results of operations, and include, without limitation: (1) the pending Merger transaction and related PIPE stock sale may not close and could expose us to significant expenses in connection with the Merger; (2) if the Merger does close, we will be subject to substantially all the liabilities of Cooltech and will be faced with the integration process, which could have a materially adverse effect on our business; (3) intense competition internationally, including competition from alternative business models, such as manufacturer-to-carrier sales, which may lead to reduced prices, lower sales, lower gross margins, extended payment terms with customers, increased capital investment and interest costs, bad debt risks and product supply shortages; (4) our ability to source our verykool® handsets and successfully introduce them into new markets; (5) our ability to have access to adequate capital to fund operations; (6) our ability to secure adequate supply of competitive products on a timely basis and on commercially reasonable terms; (7) foreign exchange rate fluctuations and/or devaluation of a foreign currency (most notably the Mexican peso) and our ability to effectively hedge for such fluctuations or devaluations, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, including, without limitation, the imposition, creation, increase or modification of tariffs, taxes, duties, levies and other charges and other related risks of our international operations which could significantly increase selling prices of our products to our customers and end-users and decrease profitability; (8) the ability to attract new sources of profitable business from expansion of products or services or risks associated with entry into new markets or expanding in existing markets, including geographies, products, services and big box retailers; (9) an interruption or failure of our information systems or subversion of access or other system controls, including private information, may result in a significant loss of business, assets, or competitive information; (10) significant changes in supplier terms and relationships or shortages in product supply; (11) loss of business from one or more significant customers; (12) customer and geographical accounts receivable concentration risk and other related risks; (13) rapid product improvement and technological change resulting in inventory obsolescence; (14) extended general economic downturn in world markets; (15) uncertain political and economic conditions internationally, including terrorist or military actions; (16) the loss of a key executive officer or other key employees and the integration of new employees; (17) changes in consumer demand for multimedia wireless handset products and features; (18) our failure to adequately adapt to industry changes and to manage potential growth and/or contractions; (19) seasonal buying patterns; (20) the resolution of any litigation for or against the Company, including regarding patents; and (21) the ability of the Company to generate taxable income and remain a viable business (as well as remaining listed on Nasdaq or publicly traded otherwise) in future periods. These forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new or changing information, events or circumstances after the date of this release. We have instituted in the past, and continue to institute, changes to our strategies, operations and processes to address risks and uncertainties and to mitigate their impacts on our business, results of operations and financial condition. However, no assurances can be given that we will be successful in these efforts. For a further discussion of significant risk factors to consider, see “Risk Factors” below in this report and in “Item 1A. Risk Factors” of our most recent Annual Report on Form 10-K. In addition, other risks or uncertainties may be detailed from time to time in our future SEC filings.

Recent Developments

On July 25, 2017, the Company entered into an Agreement and Plan of Merger (as amended “Merger Agreement”) by and among the Company, Cooltech Holding Corp. (“Cooltech”), and the Company’s wholly-owned subsidiary, InfoSonics Acquisition Sub, Inc. (“Merger Sub”), pursuant to which Cooltech will merge with and into the Merger Sub (the “Merger”), with Cooltech surviving as a wholly-owned subsidiary of InfoSonics. The Merger Agreement provides that the Company will issue an aggregate of 12.5 million shares (as adjusted for its Reverse Split described below) of its common stock in exchange for all of the outstanding capital stock of Cooltech.  The Merger and the transactions contemplated thereby are subject to a number of customary closing conditions, including approval of the Merger Agreement and the Merger by the Company’s stockholders. Stockholders of the Company will be asked to vote on the adoption and approval of the Merger Agreement and the Merger at a special meeting of stockholders to be called by the Company.  The Merger Agreement was amended on September 14,  2017 to detail the allocation of the Merger Consideration (as defined in the Amendment), cancel outstanding Cooltech warrants, revise the number of Cooltech nominees from three to four to be appointed to the Board of Directors of the Company upon completion of the Merger and certain other minor changes.

On August 2, 2017, in accordance with a provision of the Merger Agreement, certain investors affiliated with Cooltech purchased from the Company 500,000 shares of Company common stock at a price of $2.00 per share in cash and warrants exercisable into 500,000 additional shares of Company common stock with an exercise price of $2.42 per share (a 10% premium to the closing bid price of Company common stock on the NASDAQ Capital market on July 24, 2017).  The $948,000 of net proceeds from this sale of stock were used by the Company to cover costs associated with the Merger and related financings.  Also on August 3, 2017, certain investors affiliated with Cooltech entered into a purchase agreement to purchase from the Company an additional 875,000 shares of Company common stock and warrants to purchase an equal number of shares under the same terms, contingent upon receipt of stockholder approval of such issuance in accordance with Nasdaq rules. The proceeds from such sale have been escrowed pending receipt of stockholder approval and the closing of the Merger.  All share and per share numbers in this paragraph have also been adjusted for the Reverse Split.

On October 10, 2017, the Company effected a 1-for-5 reverse stock split (the “Reverse Split”) in order to regain compliance with NASDAQ Rule 5550(a)(2) that requires the stock of listed companies to maintain a closing bid price of at least $1.00 per share.  The Reverse Split reduced the number of shares of the Company’s common stock outstanding from 16,888,728 shares to 3,378,280 shares.  The Company’s common stock began trading on a split‑adjusted basis on October 11, 2017, and on October 25, 2017, the Company received notification from the NASDAQ Stock Market indicating that the Company had regained compliance with the minimum bid price rule.

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

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of net sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.9%	90.2%	91.3%	89.4%
Gross profit	10.1%	9.8%	8.7%	10.6%
Selling, general and administrative expenses	38.6%	19.7%	28.8%	18.4%
Operating loss	(28.5%)	(9.9%)	(20.1%)	(7.8%)
Other expense:
Interest, net	(0.8%)	(0.6%)	(0.8%)	(0.6%)
Other expense	0.0%	0.0%	(0.1%)	(1.0%)
Loss before provision for income taxes	(29.3%)	(10.5%)	(21.0%)	(9.4%)
Provision for income taxes	0.0%	0.0%	(0.0%)	(0.0%)
Net loss	(29.3%)	(10.5%)	(21.0%)	(9.4%)

Three months ended September 30, 2017 compared with three months ended September 30, 2016

Net Sales

For the three months ended September 30, 2017, our net sales amounted to $6,008,000, a decrease of $2,981,000, or 33%, from $8,989,000 in the same period last year. The largest portion of the decline occurred in Mexico where sales declined by $2.4 million, due principally to a retail customer who curtailed purchases from all vendors due to inflated inventories of non-InfoSonics products.  In addition, sales to customers in Central America declined by $1.0 million, due primarily to a lack of sales to a carrier customer in El Salvador, and sales to customers in South America declined by $288,000.  Partially offsetting these declines was a $680,000 increase in sales to U.S.-based Latin American distributors and incremental sales to a new distribution customer in South Africa.  We shipped approximately 224,000 units in the third quarter of 2017, a decrease of 6%, compared to the third quarter of 2016. Our average unit selling price decreased by 29%, due to a higher product mix of low-priced phones in the current quarter.

Gross Profit and Gross Margin

For the three months ended September 30, 2017, our gross profit amounted to $606,000, a decrease of $278,000, or 31%, from $884,000 in the same period last year. Our gross profit margin for the three months ended September 30, 2017 was 10.1%, an improvement from 9.8% in the same period last year. The reduced gross profit in the current year quarter was the result of lower sales, against fixed overhead costs, as well as a higher level of promotional credits given to certain customers.  The reduced gross profit margin in the prior year quarter was caused by a combination of price pressure and increased costs from our China manufacturers as the wireless industry underwent an unprecedented shakeup in its supply chain during which a loss of capacity resulted in supply shortages and rising prices.

Operating Expenses

For the three months ended September 30, 2017, total operating expenses amounted to $2,320,000, an increase of $545,000, or 31%, from $1,775,000 in the same period last year. The increase was the result of expenses incurred in connection with the pending Cooltech merger which amounted to $1,022,000 during the period.  The increase was partially offset by reduced legal expenses after settling all outstanding patent litigation in September 2016, and other expense reduction actions we implemented over the last year.  The most significant offsetting decreases were in wages and benefits, product certification and marketing.

Other Expense

Interest expense for the three months ended September 30, 2017 and 2016 of $45,000 and $54,000, respectively, related primarily to interest bearing vendor credit.

Provision for Income Taxes

Because of our operating losses, our tax provisions for the three months ended September 30, 2017 and 2016 were nil.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

Net Sales

For the nine months ended September 30, 2017, our net sales amounted to $17.5 million, a decrease of $13.0 million, or 43%, from $30.5 million in the same period last year. The largest decrease of $9.1 million came from discontinuing sales to certain carrier customers in South and Central America.  Sales to retail customers in Mexico during the current year period declined by $5.1 million from the prior year period.  As a result of our exit from the U.S. market at the end of the third quarter of 2016, we had no sales to U.S. customers during the current year period compared to $1.3 million of sales in the prior year period.  These decreases were partially offset by a $2.2 million increase in sales to Miami-based distributors selling to Latin American customers and improved sales to other smaller customers in South America and the addition of a new customer in South Africa.  We shipped approximately 587,000 units in the first nine months of 2017, a decrease of 38%, compared to the first nine months of 2016. Our average unit selling price decreased by 8%, reflecting a higher product mix of low-priced phones in the current year period compared to the prior year.

Gross Profit and Gross Margin

For the nine months ended September 30, 2017, our gross profit amounted to $1,533,000, a decrease of $1,686,000, or 52%, from $3,219,000 in the same period last year. Our gross profit margin for the nine months ended September 30, 2017 was 8.7%, down from 10.6% in the same period last year. These reductions were primarily the result of the low level of sales, which also made it difficult to absorb fixed overhead costs.

Operating Expenses

For the nine months ended September 30, 2017, total operating expenses amounted to $5,055,000, a decrease of $550,000, or 10%, from $5,605,000 in the same period last year. Current year expenses, however, included $1,022,000 of expenses related to the pending merger.  Partially offsetting decreases were in wages and benefits, legal fees, product certification and homologation and marketing.  The decreases reflect expense reduction actions we implemented over the last year, as well as the settlement of all patent lawsuits by the end of the third quarter of 2016.

Other Expense

For the nine months ended September 30, 2017 and 2016, interest expense of $138,000 and $173,000, respectively, related to borrowings against interest bearing vendor credit and our bank line of credit. In the nine months ended September 30, 2017 and 2016, other expense of $14,000 and $321,000, respectively, consisted primarily of losses on options and forward exchange contracts to hedge currency exposure against the Mexican peso.

Provision for Income Taxes

Because of our operating losses, our tax provisions for the nine months ended September 30, 2017 and 2016 were nominal.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies, most importantly the Mexican peso, to the U.S. dollar affect our financial results and financial position. With the exception of Mexico, where we denominate sales in Mexican pesos, all other sales are denominated in U.S. dollars. Over the last two years, the strength of the U.S. dollar versus the Mexican peso has resulted in assets and liabilities denominated in Mexican pesos at our Mexican subsidiary being translated into less U.S. dollars in our consolidated financial statements. However, during the nine months ended September 30, 2017, the Mexican peso strengthened by 11.9% against the U.S. dollar, which resulted in a foreign currency gain for the period of $444,000.  However, there still remains a balance of $2,251,000 in our accumulated other comprehensive loss account on our Consolidated Balance Sheet at September 30, 2017 related to the impact of previous U.S. dollar strengthening against the Mexican peso.

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

Liquidity and Capital Resources

Since 2014, in addition to our existing cash reserves, we have relied primarily on two sources to fund our business: (1) vendor credit from the factories who supply our phones, and (2) our bank line of credit.  Our primary suppliers typically provide us with a line of credit that is supported by credit insurance.  In these arrangements, at the time we place an order, we generally pay a 15% deposit plus the cost of credit insurance.  When the product is delivered and the invoice is issued, we are given 60-day payment terms with interest due at a stated rate at the time of payment.  At September 30, 2017, our aggregate lines of credit with vendors amounted to $6.8 million.  At the beginning of 2016, our bank line of credit was $7 million.  However, this amount was reduced to $3 million in August 2016, and was augmented in October 2016 to provide for a $2 million sublimit that enabled the Company to borrow against its Mexican peso deposits held at the Bank at a 70% advance rate.  In March 2017, due to the Company’s continuing losses, the line of credit was amended to eliminate the Company’s ability to borrow against its accounts receivable.  The bank line of credit expired on September 27, 2017, and we did not renew it.  We will, therefore, need to rely for the foreseeable future upon our existing working capital, vendor credit and sales of equity securities as the sole sources of financing.  Given the losses we have sustained over the last four quarters, these resources may not be sufficient to adequately fund our operations for the coming year and cover the significant Merger related expenses.  This could force us to make further reductions in spending, curtail planned programs or take other actions that could materially harm our business, results of operations and future prospects.  It may also be necessary for us to seek other debt, equity or equity-based financing.  See Note 2 to our consolidated financial statements in this report for information regarding Going Concern Considerations.

In the nine months ended September 30, 2017, our cash balances decreased by $1,747,000 compared to December 31, 2016. We generated $2,210,000 from reductions in trade and other receivables and prepaid assets, $948,000 from the sale of common stock, and $444,000 from foreign currency gains.  These inflows were offset by $3,382,000 used to fund our net loss adjusted for non-cash items, $1,013,000 to reduce accounts payable and accrued expenses, $905,000 for increased inventory, and $49,000 to fund property and equipment purchases and changes in other assets.

As of September 30, 2017, we had $453,000 of cash and cash equivalents, $8.0 million of net working capital and no outstanding funded debt.  In addition, as noted under “Recent Developments” above, on August 3, 2017, we entered into an agreement to sell an additional 875,000 shares (as adjusted for our Reverse Split) of Company common stock and warrants for gross proceeds of $1.75 million, contingent upon receipt of stockholder approval of such issuance in accordance with Nasdaq rules. The proceeds from such sale have been escrowed pending receipt of stockholder approval and the closing of the Merger.

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

Interest Rates

We are exposed to market risk from changes in interest rates on balances owed to certain of our manufacturing vendors. At September 30, 2017, we owed $2.3 million to these vendors which could be affected by changes in short-term interest rates. The annual interest rates on these balances at September 30, 2017 ranged from 6.0% to 8.0%, were negotiated individually with each vendor and were not tied to any particular index. For every 1% increase in the negotiated rate, our interest expense would increase by approximately $23,000, assuming the same $2.3 million remained outstanding for the entire year.

Foreign Exchange and Other Risks

All of our sales transactions are denominated in U.S. dollars with the exception of sales to certain customers in Mexico, which are priced in Mexican pesos. At September 30, 2017 and December 31, 2016, foreign currency cash accounts in Mexican pesos amounted to $24,000 and $205,000, respectively. Also, at September 30, 2017 and December 31, 2016, accounts receivable denominated in Mexican pesos amounted to $1,827,000 and $3,746,000, respectively. Product costs and the majority of our operating expenses are denominated in U.S. dollars. However, lease expenses and certain other immaterial operating costs of our China quality control team are denominated in Chinese Yuan Renminbi, and payroll and operating expenses of our employees in Mexico are denominated in Mexican pesos. See Note 10 to our consolidated financial statements in this report for information regarding our foreign exchange hedging facility, which we have used on occasion as we deemed advantageous in an effort to reduce some of our Mexican peso currency risk.

Foreign currency risks are associated with our cash, receivables, payroll and payables denominated in foreign currencies. Fluctuations in exchange rates can result in foreign exchange gains and losses on these foreign currency assets and liabilities, which are included in other income (expense) in our consolidated statements of operations and comprehensive loss. For the nine months ended September 30, 2017 and 2016, losses of $12,000 and $325,000, respectively, on options and foreign exchange forward contracts used to protect against the exchange rate risk of the Mexican peso are included in other income (expense).  See “Currency Rate Fluctuations” above for additional information.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our third quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We reported a net loss for the nine months ended September 30, 2017 and for the full years 2016 and 2015, we were only marginally profitable in the full year 2014 and had a comprehensive loss for 2014 due to foreign currency translation losses, and we experienced net losses for many years prior to that. If we are unable to achieve sustained profitability, our business may not be financially viable.

For the nine months ended September 30, 2017, we reported a net loss of $3,677,000. For the full years ended December 31, 2016 and 2015, we reported net losses of $2,835,000 and $1,243,000, respectively. For the full year ended December 31, 2014, we reported net income of $261,000 and a comprehensive loss of $447,000. Prior to that, we reported seven consecutive loss years with an aggregate net loss of $22.7 million. As of September 30, 2017, our cash balance was $453,000, we had net working capital of $8.0 million and no available or outstanding funded debt. While we are working to expand our customer base to regain and maintain profitability, if we do not succeed, our business may not be sustainable in the future.

The loss or reduction in orders from principal customers, a reduction in the prices we are able to charge these customers or default by these customers on accounts receivable could have a negative impact upon our business and financial results.

Our three largest customers in the three months ended September 30, 2017 represented 22%, 19% and 17%, respectively, of our net sales during that period, and 22%, 36% and 14%, respectively, of our accounts receivable at September 30, 2017. The markets we serve and are targeting for future business are subject to significant price competition and other competitive pressures, and our current customers are not contractually obligated to purchase products from us. For these and other reasons, our customers may seek to obtain products or services from us at lower prices than we have been able to charge in the past, and they could terminate our relationship or reduce their purchases from us in favor of lower-priced or other alternatives. In addition, we have experienced losses of certain customers through industry or vendor consolidation, a trend that may continue, and increase, in our markets and in the ordinary course of business. The further loss of any of our principal customers, the default by these customers on the amounts they owe us, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers could have an adverse effect on our financial condition, results of operations and liquidity.

[ Remainder of Page Left Blank ]

The majority of our revenues are, and for the near future will likely continue to be, generated outside of the United States, in countries that may have volatile currencies or other risks.

The vast majority of our sales activities are conducted in territories and countries outside of the United States, primarily in Latin America. The majority of our sales transactions in Latin America are denominated in U.S. dollars and therefore may be impacted by changes in the strength of the U.S. dollar relative to the foreign economies where we conduct business. Sales transactions in Mexico are denominated in the Mexican peso, which has been a very volatile currency in relation to the U.S. dollar and resulted in a $2.3 million accumulated other comprehensive loss on our balance sheet at September 30, 2017. Further, the fact that we now sell all of our products into, and have developed and manufactured products in, a number of territories and countries other than the United States exposes us to, among other things, increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater and more unpredictable inflationary and currency pressures, labor risks and shipping delays. Changes may occur in social, political, regulatory (including tax) and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products. United States laws and regulations relating to investment and trade in foreign countries could also change to our detriment. For example, it is still uncertain at this time how the results of the U.S. 2016 Presidential and other elections could affect our business, including potentially through increased import or export tariffs and other negative influences on U.S. trade relations with other countries (e.g. Mexico, where many of our customers reside, and China, where all of our products are manufactured and supplied).  In addition, other countries may change their own policies on business and foreign investment in companies in their respective countries. Any of these factors could have material adverse effects on our business and operations. Also, because we purchase and sell products primarily in U.S. dollars, fluctuations in currency exchange rates could reduce demand for products sold in U.S. dollars. We cannot predict the effect that future exchange rate fluctuations will have on our operating results or financial position. Although we occasionally engage in currency hedging transactions related to our sales to customers in Mexico, such transactions have in the past, and may in the future, result in significant additional financial risks, including increased costs and losses.

The market for our common stock is volatile and our stock price could decline.

The stock market in general, including the market for telecommunications-related stocks in particular, has been highly volatile. The market price of our common stock has fluctuated between $10.00 and $1.45 (as adjusted for our Reverse Split) from January 1, 2016 through November 7, 2017 and is likely to remain volatile. Investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial (potentially total) loss on their investment. In addition, an active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares.

We may be delisted from The NASDAQ Capital Market if we do not satisfy continued listing requirements.

At various times over the last several years we faced potential delisting from The NASDAQ Stock Market for failure to maintain the minimum $1.00 bid price per share requirement for continued listing. On May 3, 2016, we received a NASDAQ staff Deficiency letter indicating that, for the prior thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The NASDAQ Capital Market under NASDAQ Listing Rule 5550(a)(2). In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until October 31, 2016, to regain compliance. Although we failed to regain compliance by October 31, 2016, we were granted an additional 180 calendar day period by NASDAQ, or until May 1, 2017, to regain compliance.

As of May 1, 2017, we had not regained compliance with the bid price requirement and requested an oral hearing before the NASDAQ Hearings Panel (the “Panel”) that was held on June 1, 2017. We presented a plan to the Panel to regain compliance with the minimum bid price requirement which included the Merger and a reverse stock split, and requested a further extension of time to execute the plan. On June 6, 2017, we received a letter from the Nasdaq Office of General Counsel advising us of the decision of the Panel to grant the Company an extension of time until October 30, 2017.

On October 10, 2017, we effected a 1-for-5 reverse stock split in order to regain compliance with the minimum bid price requirement.  On October 25, 2017, after 10 consecutive days of trading, we received notification from the NASDAQ Stock Market indicating that we had regained compliance.

We intend to closely monitor the bid price of our stock in light of the Merger. Nasdaq Listing Rule 5110(a) requires that because the Merger with Cooltech (a non-Nasdaq entity) will result in a change of control, we must submit an initial listing application for the post-Merger entity, which would require us to comply with a higher minimum bid price requirement of $4.00 per share and may necessitate an additional reverse stock split.

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

Risk Factors Related to the PENDING Merger WITH COOLTECH

Although InfoSonics and Cooltech expect that the Merger will result in benefits to the combined company, the combined company may not realize those benefits because of various challenges.

InfoSonics and Cooltech believe that the Merger will result in greater returns for the InfoSonics stockholders than if InfoSonics remained as a standalone entity. However, the integration of a new company is a complex, costly and time-consuming process. This process may disrupt the business of either or both of the companies, and may not result in the full benefits expected by InfoSonics and Cooltech. There can be no assurance that the combination of InfoSonics and Cooltech will result in the realization of the anticipated benefits from the Merger.

The pendency of the Merger could have an adverse effect on our stock price and/or our business, financial condition, results of operations or business prospects.

The pendency of the Merger could have an adverse effect on our stock price and increase the price volatility and risk of trading in our stock. Our business, financial condition, results of operations or business prospects could also be adversely affected. In addition, the attention of our management may be directed toward the completion of the Merger and related matters and may be diverted from the day-to-day business operations, including from other opportunities that otherwise might be beneficial to us.

Failure to complete the Merger could impact negatively our business, financial condition or results of operations or our stock price.

The completion of the Merger is subject to a number of conditions and there can be no assurance that the conditions to the completion of the Merger will be satisfied. If the Merger is not completed, InfoSonics will be subject to several risks, including:

•

the current trading price of InfoSonics Common Stock may reflect a market assumption that the Merger will occur, meaning that a failure to complete the Merger could result in a decline in the price of InfoSonics Common Stock;

•

certain of our executive officers and/or directors may seek other employment opportunities, and the departure of any of our executive officers and the possibility that InfoSonics would be unable to recruit and hire a replacement executive could impact negatively our business and operating results;

•

the InfoSonics Board would need to reevaluate our strategic alternatives, which alternatives may include a sale of the Company, liquidation of the Company, a return to pre-Merger strategies of growing commercial sales, or other strategic transactions;

•	we have incurred and will continue to incur substantial transaction costs in connection with the Merger whether or not the Merger is completed;

•	we would not realize any of the anticipated benefits of having completed the Merger; and

•

under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the Merger, which restrictions could adversely affect our ability to realize our business strategies or take advantage of certain business opportunities in the event the Merger is not completed.

If the Merger is not completed, these risks may materialize and materially and adversely affect our business, financial condition, results of operations or stock price.

The issuance of shares of InfoSonics Common Stock to Cooltech stockholders in connection with the Merger will dilute substantially the voting power of our current stockholders.

Pursuant to the Merger Agreement and assuming that Cooltech stockholders purchased all shares and warrants issued by InfoSonics in the Public Offering and will purchase all shares and warrants issued in the Private Placement, as defined in the Form S-4 as amended, at the effective time of the Merger, InfoSonics will issue shares of InfoSonics Common Stock to the former Cooltech stockholders which, together with the InfoSonics Common Stock, will represent approximately 84% of the shares of InfoSonics Common Stock after the Merger, subject to adjustment pursuant to the Merger Agreement. Accordingly, the issuance of shares of InfoSonics Common Stock to Cooltech stockholders in connection with the Merger will reduce significantly the relative voting power of each share of InfoSonics Common Stock held by our current stockholders. Consequently, our stockholders as a group will have significantly less influence over the management and policies of the combined company after the Merger than prior to the Merger.

Because the lack of a public market for Cooltech’s outstanding shares makes it more difficult to evaluate the value of such shares, Cooltech stockholders may receive consideration in the Merger that is greater than the fair market value of the Cooltech shares.

Cooltech is privately held and its outstanding capital stock is not traded in any public market. The lack of a public market makes it difficult to determine the fair market value of Cooltech or its shares of capital stock. Since the percentage of our equity to be issued to the Cooltech stockholders was determined based on negotiations between the parties, it is possible that the value of the InfoSonics Common Stock to be issued in connection with the Merger will be greater than the fair market value of Cooltech.

The Merger will result in changes to the InfoSonics Board and InfoSonics will pursue different strategies after the Merger than we have pursued independently.

If the Merger is completed, the composition of the InfoSonics Board will change in accordance with the Merger Agreement. Following completion of the Merger, the InfoSonics Board is expected to consist of five members. Initially, the InfoSonics Board is expected to be comprised of Robert Picow and four directors appointed by former Cooltech stockholders. Because a majority of the InfoSonics Board after the Merger will initially be comprised of directors selected by Cooltech, following the Merger we will pursue certain business strategies that we would not have pursued had the Merger not taken place.

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

Following the Merger, we will be subject to substantially all the liabilities of Cooltech. The Merger and subsequent integration process may be complex, costly, time-consuming and divert management’s time and attention, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur a significant amount of expenses in connection with the Merger, including legal, accounting, financial advisory and other expenses. Many of these expenses are payable by us whether or not the Merger is completed.

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

The fairness opinion obtained by the InfoSonics Special Committee will not be updated before the closing of the Merger.

The fairness opinion obtained from Stout Risius Ross, LLC (“Stout”) by the InfoSonics Special Committee is dated July 25, 2017, and speaks only as of that date. The financial, market and economic conditions and assumptions that supported the opinion may change prior to the closing of the Merger, and Stout is not required to update its fairness opinion to take into account such potential changes. In particular, in the fairness opinion issued prior to Cooltech’s acquisition of OneClick, Stout assumed that the indebtedness reflected on any pro forma consolidated balance sheet of Cooltech would not exceed the sum of (a) $2.3 million of existing indebtedness as of June 30, 2017 plus (b) $8.9 million of indebtedness incurred in connection with the acquisition of OneClick. Since that opinion was issued, the acquisition of OneClick has been completed on October 1, 2017 and the indebtedness amount exceeds the assumption used in Stout’s opinion.  As a result, the changed indebtedness may affect the opinion of Stout if it had been issued at a later date.  Further information pertaining to the fairness opinion is included in the Form S-4 as amended.

The Merger will result in a change of control of InfoSonics, and Cooltech will be required to submit a new application under NASDAQ’s original listing standards. If such application is not approved by NASDAQ, our common stock may be delisted from the NASDAQ Stock Market.

In connection with the Merger, we will issue 12,500,000 shares of our common stock as consideration to Cooltech stockholders under the Merger Agreement. We believe that this issuance will result in a change of control of the Company. NASDAQ Rule 5110(a) provides that a company must apply for initial listing in connection with a transaction whereby a company combines with a non-NASDAQ entity, resulting in a change of control of such company and potentially allowing the non-NASDAQ entity to effectively obtain NASDAQ listing. In determining whether a change of control has occurred, NASDAQ considers all relevant factors including, changes in management, board of directors, voting power, ownership and financial structure of the Company. If our initial listing application is not approved by NASDAQ pursuant to Rule 5110(a), our common stock may be delisted from the NASDAQ Stock Market.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger, dated as of July 25, 2017, by and among Cooltech Holding Corp., InfoSonics Corporation and InfoSonics Acquisition Sub, Inc. (1)

2.2	Amendment No. 1 to the Agreement and Plan of Merger (2)

10.1	Securities Purchase Agreement, dated as of August 2, 2017, by and between InfoSonics Corporation and each purchaser identified on the signature pages thereto, relating to a public offering (3)

10.2	Securities Purchase Agreement, dated as of August 3, 2017, by and between InfoSonics Corporation and each purchaser identified on the signature pages thereto, relating to a PIPE offering (3)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

99.1	Agreement and Plan of Merger, dated as of July 25, 2017, by and among Cooltech Holding Corp., InfoSonics Corporation and InfoSonics Acquisition Sub, Inc. (1)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 26, 2017.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 15, 2017.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 4, 2017.

*Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. We hereby undertake to supplementally provide copies of any omitted schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfoSonics Corporation

Date: November 9, 2017	By:	/s/ Joseph Ram
Joseph Ram
President and Chief Executive Officer

Date: November 9, 2017	By:	/s/ Vernon A. Loforti
Vernon A. LoForti
Vice President and Chief Financial Officer