Form 10-K
period 2017-12-31
InfoSonics Corp
filed 2018-03-08
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File No. 001-32217

InfoSonics Corporation

(Exact name of registrant as specified in its charter)

Maryland	33-0599368
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

4435 Eastgate Mall, Suite 320

San Diego, CA 92121

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (858) 373-1600

Securities registered pursuant to Section 12(b) of the Act: Common Stock, Par Value $0.001 Per Share; Common stock traded on the NASDAQ Stock Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,783,955. This calculation is based upon the closing price of $2.35 of the stock on June 30, 2017 (as adjusted for the reverse stock split on October 10, 2017). Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of March 5, 2018, there were 3,378,280 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

InfoSonics Corporation

Form 10-K for the Year Ended December 31, 2017

i

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

ii

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

On July 25, 2017, we entered into an Agreement and Plan of Merger (as amended “Merger Agreement”) by and among InfoSonics, Cooltech Holding Corp. (“Cooltech”), and our wholly-owned subsidiary, InfoSonics Acquisition Sub, Inc. (“Merger Sub”), pursuant to which Cooltech will merge with and into Merger Sub (the “Merger”), with Cooltech surviving as a wholly-owned subsidiary of InfoSonics. The Merger Agreement provides that we will issue an aggregate of 9,375,000 shares of InfoSonics common stock in exchange for all of the outstanding capital stock of Cooltech.  On September 19, 2017, we filed a registration statement on Form S-4 with the SEC registering the InfoSonics common stock to be issued in exchange for Cooltech’s outstanding capital stock upon consummation of the Merger.  Such registration statement was declared effective by the SEC on February 12, 2018. The Merger Agreement and the Merger were adopted and approved by our stockholders at a special meeting held on March 7, 2018, and the transactions contemplated thereby are subject to a number of customary closing conditions. See Item 1A “Risk Factors - Risks Relating to the Merger” for additional information and risks relating to the Merger.

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

If the contemplated Merger is consummated, our business and strategy will change materially.  More information on Cooltech’s business, financial condition and strategy is contained in the registration statement on Form S-4 that we filed with the SEC September 19, 2017, as amended.

Customers

Our current Latin American customers include carriers, distributors and retailers. We exited the United States market in late 2016, a decision prompted by our lack of penetration in the United States market and the significant cost of defending ourselves against patent lawsuits from domestic non-practicing entities. We sell our products pursuant to customer purchase orders and ship products by common carrier based on customer-specified delivery dates. During 2017, we sold products to approximately 35 customers. Our three largest customers in 2017 represented 21%, 20% and 14% of our net sales, respectively. Our largest customer was a big box retailer, and our second and third largest customers were distributors.

Purchasing and Suppliers

We have established key relationships with a number of independent design houses and Original Design Manufacturers (“ODMs”) in China who design and manufacture wireless handsets to our specifications or based upon their own criteria. In 2017, we purchased products from 10 manufacturers, the top three representing 41%, 31% and 12%, respectively, of our cost of sales.

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

As of December 31, 2017, we employed or contracted with 9 sales, marketing and merchandizing professionals who are assigned specific geographic territories, most of whom reside in-country. Each salesperson is generally compensated with a base salary or retainer plus a commission or bonus based on sales in his or her territory.

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

Employees

As of December 31, 2017, we had 35 employees and contractors. Of these employees and contractors, 2 were in executive management positions, 9 were engaged in sales and marketing, 2 were in service operations, 5 were in finance and administration, and 17 were in product management, including development, sourcing, quality control, logistics and field engineering. From time to time, we utilize temporary employees to perform warehouse functions. Our employees and contractors are not covered by a collective bargaining agreement. We believe that our relations with our employees and contractors are good.

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

Our three largest customers for the year ended December 31, 2017, represented 21%, 20% and 14%, respectively, of our net sales. The markets we serve and are targeting for future business are subject to significant price competition and other competitive pressures, and our current customers are not contractually obligated to purchase products from us. For these and other reasons, customers may seek to obtain products or services from us at lower prices than we have been able to charge in the past, and they could terminate our relationship or reduce their purchases from us in favor of lower-priced alternatives. In addition, we have experienced losses of certain customers through industry consolidation, a trend that may increase in our markets, and in the ordinary course of business. The further loss of any of our principal customers, the default by customers on the amounts they owe us, a reduction in the amount of product or services our principal customers order from us or the inability to maintain current terms, including price, with these or other customers, could have an adverse effect on our business, financial condition, results of operations and liquidity.

We sustained losses in each of the last three years. If we are unable to achieve sustained profitability, our business may not be financially viable.

For the years ended December 31, 2017, 2016 and 2015, we reported net losses of $4.7 million, $2.8 million and $1.2 million, respectively. As of December 31, 2017, our cash balance was $612,000, we had net working capital of $6.7 million and no outstanding debt. While our 2018 business plan includes objectives to achieve profitability, if we do not succeed in these objectives, our business might continue to experience losses and may not be sustainable in the future.

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

Our operating performance may cause our stock price to fluctuate. Between January 1, 2017 and March 5, 2018, our stock price has fluctuated between $1.21 and $5.20 per share, and we anticipate that significant volatility in our stock price will continue for the foreseeable future.

We may not have sufficient capital to grow our business.

We currently do not have a bank line of credit. While we believe that lines of credit with our primary suppliers, together with our current working capital, may adequately fund our operations at the current level for the coming year, the lack of financing or other available capital could impede the sustainability and future growth of our business.

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

The majority of our revenues during the year ended December 31, 2017 were, and for the near future will likely continue to be, generated outside of the United States, in countries that may have volatile currencies or other risks.

The vast majority of our sales activities are conducted in territories and countries outside of the United States, primarily in Latin America. The majority of our sales transactions in Latin America are denominated in U.S. Dollars and therefore may be impacted by changes in the strength of the U.S. Dollar relative to the foreign economies where we conduct business. Sales transactions in Mexico are denominated in the Mexican Peso, which has been a very volatile currency in relation to the U.S. Dollar and resulted in a $2.6 million accumulated other comprehensive loss on our balance sheet at December 31, 2017. Further, the fact that we sell all of our products into, and have developed and manufactured products in, a number of territories and countries other than the United States exposes us to, among other things, increased credit risks, customs duties, import quotas and other trade restrictions and risks, potentially greater and more unpredictable inflationary and currency pressures, labor risks and shipping delays. Changes may occur in social, political, regulatory (including tax) and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently develop and sell products. United States laws and regulations relating to investment and trade in foreign countries could also change to our detriment. We are particularly exposed to the fact that all our manufacturing sources are in China, which may change its own policies on business and foreign investment in companies there, and much of our sales are made in Latin America, including Mexico, where the Trump administration has indicated that potential trade policy changes could be made in the near term. Any of these factors could have material adverse effects on our business and operations. Also, although we purchase and sell products primarily in U.S. Dollars and do not engage in significant exchange swaps, futures or options contracts or other hedging techniques, fluctuations in currency exchange rates could reduce demand for products sold in U.S. Dollars. We cannot predict the effect that future exchange rate fluctuations will have on our operating results or financial position. Although we occasionally engage in currency hedging transactions related to our sales to customers in Mexico, such transactions have in the past, and may in the future, result in significant additional financial risks, including increased costs and losses.

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

An active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of our shares. The stock market in general, including the market for telecommunications-related stocks in particular, may be volatile. Our stock, for example, has had both a volatile trading volume and share price over the last 15 months. The closing price of our common stock has fluctuated between $1.21 and $5.20 from January 1, 2017 through March 5, 2018. Trading volume and the market price of our common stock has been and is likely to remain volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial loss on their investment.

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

We intend to closely monitor the bid price of our stock in light of the Merger. Nasdaq Listing Rule 5110(a) requires that because the Merger with Cooltech (a non-Nasdaq entity) will result in a change of control, we have submitted an initial listing application for the post-Merger entity, which requires us to comply with a higher minimum bid price requirement of $4.00 per share and will necessitate an additional reverse stock split that is being presented to our stockholders for approval.

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

Stockholders have been and may be diluted as a result of past or future offerings or other financings or equity grants, including substantial dilution from the Cooltech Merger.

We have raised and may in the future raise additional capital through one or more public offerings, private placements or other financings involving our securities. In May 2015, we filed a shelf registration statement on Form S-3 that could allow us to issue various types of equity securities, from time to time, up to potentially an aggregate amount of $25 million. In August 2017 in a public offering from the shelf registration statement, we sold 500,000 shares of common stock and privately placed warrants to purchase an additional 500,000 shares of common stock to investors affiliated with Cooltech.  Also in August 2017 in a private placement, we sold on a contingent basis 875,000 shares of common stock and warrants to purchase an additional 875,000 shares of common stock to investors affiliated with Cooltech.  Both the shares and the proceeds from this sale are being held in escrow pending the completion of the Merger.  In January 2018 in a private placement, we sold $1 million face value of three year 0% convertible notes and warrants to purchase 571,427 shares of common stock to investors affiliated with Cooltech. In March 2018, we expect to issue 9,375,000 of common stock to acquire Cooltech in connection with the closing of the Merger. In addition, we have made or may make stock option and other equity incentive grants. As a result of the Merger and these financings or grants, ownership interests in us may be substantially diluted.

Our largest stockholder may have strategic interests that differ from those of our other stockholders, and can significantly influence important corporate matters.

As of March 5, 2018, our Chief Executive Officer, Joseph Ram, beneficially owned approximately 21% of our outstanding common stock. As a result, Mr. Ram may be able to significantly influence corporate actions relating to:

•	controlling the composition of our board of directors;
•	controlling our management and policies;
•	determining the outcome of significant corporate transactions, including changes in control that may not be beneficial to other stockholders; and
•	acting in his own interest, which may conflict with, or be different from, the interests of other stockholders.

Risk Factors Related to the Merger

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

Pursuant to the Merger Agreement and assuming that Cooltech stockholders purchased all shares and warrants issued by InfoSonics in the Public Offering and will purchase all shares and warrants issued in the Private Placement, as defined and discussed herein, at the effective time of the Merger, InfoSonics will issue shares of InfoSonics Common Stock to the former Cooltech stockholders which, together with the InfoSonics Common Stock, will represent approximately 78.9% of the shares of InfoSonics Common Stock after the Merger, subject to adjustment pursuant to the Merger Agreement. Further, on a fully diluted basis, assuming the former Cooltech stockholders also purchase all notes and warrants issued in the Note Private Placement, the former Cooltech stockholders would hold approximately 82.2% of the shares of InfoSonics Common Stock after the Merger on a fully diluted basis. Accordingly, the issuance of shares of InfoSonics Common Stock to Cooltech stockholders in connection with the Merger will reduce significantly the relative voting power of each share of InfoSonics Common Stock held by our current stockholders. Consequently, our stockholders as a group will have significantly less influence over the management and policies of the combined company after the Merger than prior to the Merger.

If the option to purchase certain assets is approved and exercised after consummation of the Merger, a substantial number of shares of InfoSonics Common Stock will be issued to Cooltech stockholders in connection thereof and will dilute substantially the voting power of our current stockholders.

Pursuant to the terms of the Option Agreement, Cooltech, through OneClick International, LLC and OneClick License, LLC (together, “OneClick”), was granted the option to purchase certain assets used in retail operations in the Dominican Republic (the “Unitron Assets”) from the current owners (the “Option”). The Option is exercisable from the period beginning at the effective time of the Merger and ending on the twelve (12) month anniversary of grant date (the “Option Period “), unless further extended in accordance with the terms of the Option Agreement. Upon exercise of the Option, the Unitron Assets would be transferred to OneClick in exchange for $4,568,000.

Upon exercise of the Option during the Option Period, InfoSonics will issue a total of 3,125,000 shares of InfoSonics Common Stock (including the securities convertible into common stock) to former Cooltech stockholders, provided all necessary approvals as set forth in the Merger Agreement have been obtained. Former Cooltech stockholders who are entitled to Merger Consideration will be entitled to receive their pro rata portion of the 3,125,000 shares of InfoSonics Common Stock if the Option is exercised. Accordingly as a result of the Option exercise, former Cooltech stockholders may receive an additional 3,125,000 shares of InfoSonics Common Stock, which represents approximately 18.7% of the shares of InfoSonics Common Stock outstanding after the Merger, and which, together with the Merger Consideration issuance at the effective time of the Merger completion of the Public Offering and the Private Placement, will represent approximately 83% of the shares of InfoSonics Common Stock held by former Cooltech stockholders after the effective time of the Merger and upon exercise of the Option.

Accordingly, the issuance of shares of InfoSonics Common Stock to Cooltech stockholders in connection with the Option will further reduce significantly the relative voting power of each share of InfoSonics Common Stock held by our current stockholders and result in substantial dilution. Consequently, our stockholders as a group will have significantly less influence over the management and policies of the combined company after exercise of this Option than prior to exercise of this Option. However there is no assurance that the Option will be exercised during the Option Period. Our stockholders, prior to voting for approval of the Merger, should consider carefully the full potential dilution that may be experienced as a result of the Merger, including the issuance upon exercise of the Option.

Exercise of the Option is expressly conditioned upon OneClick first obtaining InfoSonics’ post-Merger Board of Directors (in addition to any post-Merger Special Committee of the InfoSonics’ Board) approval of the transactions contemplated in the Option, a fairness opinion regarding the Option consideration if required or reasonably necessary, and all regulatory and national securities exchange approvals/consents for the transactions contemplated in the Option, including the 3,125,000 share issuance.

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

The Merger is contingent upon a number of conditions beyond our control. We are, therefore, unable to accurately predict when or if the Merger will close. If we are unable to close the Merger for any reason, we will not realize the potential benefits of the Merger and may face significant liquidity risks, which may have a material adverse effect on our business prospects and the value of our common stock.

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

In connection with the Merger, the Company will issue 9,375,000 shares of common as consideration to Cooltech stockholders under the Merger Agreement. We believe that this issuance will result in a change of control of the Company. NASDAQ Listing Rule 5110(a) provides that a company must apply for initial listing in connection with a transaction whereby a company combines with a non-NASDAQ entity, resulting in a change of control of such company and potentially allowing the non-NASDAQ entity to effectively obtain NASDAQ listing. In determining whether a change of control has occurred, NASDAQ considers all relevant factors including, changes in management, board of directors, voting power, ownership and financial structure of the Company. If our initial listing application is not approved by NASDAQ pursuant to Rule 5110(a), our common stock may be delisted from the NASDAQ Stock Market.

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

	Aggregate Square Footage	Approximate Monthly Rent	Lease term
San Diego, California	4,400	$9,000	Oct 2017 to Sep 2018
Shenzhen, China	1,023	$3,000	Sep 2017 to Nov 2018
Miami, Florida	14,384	$13,000	Apr 2015 to May 2020

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

Our Common Stock trades on The NASDAQ Capital Market under the symbol “IFON.” The following table sets forth, for the periods indicated, the high and low trading prices of our common stock as reported by The NASDAQ Stock Market:

2017	High	Low
First Quarter	$3.90	$1.75
Second Quarter	$5.20	$1.95
Third Quarter	$4.20	$1.65
Fourth Quarter	$2.69	$1.32

2016	High	Low
First Quarter	$10.00	$3.95
Second Quarter	$5.25	$3.30
Third Quarter	$4.65	$2.40
Fourth Quarter	$3.25	$1.73

As of March 6, 2018, the closing price of our common stock on The NASDAQ Capital Market was $1.46, and there were approximately 4 stockholders of record.

We have not paid any cash dividends and do not expect to pay any cash dividends in the foreseeable future.

The information regarding equity compensation plans is incorporated by reference into Item 12 of this Form 10-K.

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

Overview and Recent Developments

We are a provider of wireless handsets (which may be referred to herein as “phones”, “cell phones”, “mobile phones”, “feature phones” or “smartphones”) and accessories to carriers, distributors and retailers, primarily in Latin America. We define, source and sell our proprietary line of products under the verykool® brand (collectively referred to as verykool® products). verykool® products include a wide range of GSM Android-based smartphones and a limited number of feature phones. Our phones are sourced from independent design houses and ODMs.  We previously sold phones into the United States market, but exited in late 2016, a decision prompted by our lack of penetration in the United States market and the significant cost of defending ourselves against patent lawsuits. Prior to 2015, a significant majority of our revenues were derived from carrier customers.  However, over the past few years, we have lost or turned away from many carrier customers as a result of the extremely thin margins and high cost of doing business with them.  This is a consequence of the increasing pressure put on carriers by the open market segment of the business, in which many consumers are now buying cell phones from dealers, retailers and online stores instead of from the carriers where they purchase wireless services.  In order to put pressure on suppliers, certain carriers shifted to a model of conducting quarterly blind bidding competitions in order to secure the lowest pricing possible.  The resulting single digit gross margins, requirement of significant marketing support and slow payment terms often make such business marginally profitable and too risky in terms of exposure to order cancellation and penalties.

On July 25, 2017, we entered into an Agreement and Plan of Merger (as amended “Merger Agreement”) by and among InfoSonics, Cooltech Holding Corp. (“Cooltech”), and our wholly-owned subsidiary, InfoSonics Acquisition Sub, Inc. (“Merger Sub”), pursuant to which Cooltech will merge with and into Merger Sub (the “Merger”), with Cooltech surviving as a wholly-owned subsidiary of InfoSonics. The Merger Agreement provides that we will issue an aggregate of 9,375,000 shares of InfoSonics common stock in exchange for all of the outstanding capital stock of Cooltech.  On September 19, 2017, we filed a registration statement on Form S-4 with the SEC registering the InfoSonics common stock to be issued in exchange for Cooltech’s outstanding capital stock upon consummation of the Merger.  Such registration statement was declared effective by the SEC on February 12, 2018. The Merger Agreement and the Merger were adopted and approved by our stockholders at a special meeting held on March 7, 2018, and the transactions contemplated thereby are subject to a number of customary closing conditions. See Item 1A “Risk Factors - Risks Relating to the Merger” for additional information and risks relating to the Merger. In addition, more information on Cooltech’s business, financial condition and such strategy is contained in the registration statement on Form S-4 that we filed with the SEC September 19, 2017, as amended.

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

Results of Operations:

The following table sets forth certain items from our consolidated statements of operations and comprehensive loss as a percentage of net sales for the periods indicated:

	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of sales	91.5%	88.3%	84.5%
Gross profit	8.5%	11.7%	15.5%
Operating expenses	27.6%	17.7%	17.4%
Operating loss	(19.1)%	(6.0)%	(1.9)%
Other expense:
Interest expense, net	(0.8)%	(0.9)%	(0.7)%
Other expense, net	(0.1)%	(0.6)%	—
Loss before benefit (provision) for income taxes	(20.0)%	(7.5)%	(2.6)%
Benefit (provision) for income taxes	0.0%	0.3%	(0.0)%
Net loss	(20.0)%	(7.2)%	(2.6)%

We do not believe that inflation had a significant impact on our results of operations for the periods reported in our Consolidated Financial Statements.

Year Ended December 31, 2017 Compared With Year Ended December 31, 2016

Net Sales

For the year ended December 31, 2017, our total net sales of $23.4 million declined by $15.7 million, or 40%, compared to net sales of $39.1 million in 2016. Sales to customers in Central America declined by $7.9 million, or 81%, due to reduced sales to carrier customers in Guatemala and El Salvador.  Sales to big box retail customers in Mexico declined by $7.0 million, or 46%, primarily due to reduced sales in the second half of the year when customers struggled with bloated inventories and a soft market.  Sales to customers in South America declined by $1.9 million, or 55%, due to the loss of a carrier customer in Chile.  Sales to U.S. customers declined by $1.3 million, reflecting the Company’s decision to exit the U.S. market as of September 30, 2016.  These declines were partially offset by a $1.8 million, or 33%, increase in sales to Miami-based distributors selling to Latin America and $0.5 million in sales to a new customer in South Africa.  On a volume basis, shipments in 2017 declined 37% from 1.15 million units in 2016 to 725,000 units in 2017.  Our average selling price per unit decreased 6% from $34.04 in 2016 to $32.01 in 2017.

Cost of Sales, Gross Profit and Gross Margin

	For the Year Ended December 31,		Increase
	2017	2016	(Decrease)
	(Dollar amounts in thousands)
Net sales	$23,386	$39,140	(40.3)%
Cost of sales	21,397	34,547	(38.1)%
Gross profit	$1,989	$4,593	(56.7)%
Gross margin	8.5%	11.7%	(27.5)%

For the year ended December 31, 2017, cost of sales was $21.4 million, 91.5% of net sales, and gross margin was 8.5%, compared to cost of sales of $34.5 million, 88.3% of net sales, and an 11.7% gross margin for the year ended December 31, 2016. In 2017, our gross profit amounted to $2.0 million, a decrease of $2.6 million, or 56.7%, from $4.6 million in 2016. The reduction in gross profit and margin in 2017 were primarily the result of continued severe price competition in our markets and under-absorption of fixed costs due to lower sales volume.

Operating Expenses and Operating Loss

For the year ended December 31, 2017, operating expenses of $6.4 million declined by $0.5 million, or 6.9%, from $6.9 million in 2016. Cost reduction efforts throughout 2017 resulted in operating expense declines of approximately $1.8 million across all areas of our operations including, wages and benefits, product certification and homologation, marketing and insurance.  In addition, professional fees declined significantly compared to 2016 as a result of the settlement and resolution of all outstanding patent litigation in the fourth quarter of 2016.  These decreases were significantly offset by $1.3 million of expenses related to the Cooltech merger.

For the year ended December 31, 2017, we incurred an operating loss of $4.5 million, compared to an operating loss of $2.4 million for the year ended December 31, 2016. The $2.1 million difference resulted from the $2.6 million decrease in gross profit, partially offset by the $0.5 million reduction in operating expenses.

Interest and Other Expense

For the year ended December 31, 2017, interest expense on our interest bearing vendor credit lines amounted to $182,000, a 25.4% reduction from combined interest in 2016 of $244,000 on both borrowings against our bank line of credit and our vendor credit lines.  Although other expense in 2017 was nominal, other expense in 2016 of $334,000 consisted primarily of losses on forward exchange contracts used to hedge currency exposure against the Mexican peso.

Net Loss

For the year ended December 31, 2017, our net loss was $4,670,000 after a tax provision of $3,000.  For the year ended December 31, 2016, our net loss was $2,835,000, after a tax benefit of $93,000 resulting primarily from a $96,000 tax credit from the closure of one of our inactive foreign subsidiaries.  Because of our prior operating losses and lack of carry-back ability, absent isolated events, our provision for income taxes are generally nominal.

Comprehensive Loss

For the year ended December 31, 2017, we had a small foreign currency translation gain of $100,000 related to our subsidiary in Mexico as a result of the minor strengthening of the peso at year end, which resulted in a comprehensive loss of $4,570,000 for the year.  For the year ended December 31, 2016, we had a foreign currency translation loss of $1,103,000 due to the significant strength of the U.S. dollar during the year which resulted in a comprehensive loss of $3,938,000 for the year.

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

Operating Expenses and Operating Loss

For the year ended December 31, 2016, operating expenses of $6.9 million declined by $1.4 million, or 16.7%, from $8.3 million in 2015. The reductions were made principally in the areas of marketing, wages and benefits, sales representatives and commissions.  In addition, although legal fees for both 2016 and 2015 were relatively unchanged, the settlement and resolution of outstanding litigation in the fourth quarter of 2016 helped to reduce operating expense levels in 2017.

For the year ended December 31, 2016, we incurred an operating loss of $2,350,000 compared to an operating loss of $920,000 for the year ended December 31, 2015. This difference resulted from the $2.8 million decrease in gross profit, partially offset by the $1.4 million reduction in operating expenses.

Other Expense and Interest Expense

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

Net Loss

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

Financial Condition, Liquidity and Capital Resources

Historically, we have used cash from sale of products and lines of credit (bank and vendor) to provide the capital needed to support our business. The primary drivers affecting our cash and liquidity are net income (losses) and working capital requirements. Capital equipment is not significant in our business, and at December 31, 2017, we did not have any material commitments for capital expenditures. Our largest working capital requirement is for accounts receivable, and, to a lesser extent, inventory (including prepaid inventory, which is a component of prepaid assets), as we continually strive to minimize inventory levels. We typically bill customers on an open account basis, subject to our credit qualification, with payment terms generally ranging between net 30 and net 60 days. If our net revenue increases, it is likely that our accounts receivable balance will also increase. The majority of our suppliers require a 15% deposit at the time we place a purchase order and then offer us 60 day terms on the balance due from the date of delivery. Under these arrangements, the financed balance bears interest at a stated rate and we also pay a small premium to reimburse them for the cost of credit insurance.

As of December 31, 2017, we had $612,000 of cash and cash equivalents and $6.7 million of working capital compared to $2.2 million of cash and cash equivalents and $10.1 million of working capital as of December 31, 2016. As of December 31, 2017, we had no outstanding bank debt.

As of December 31, 2017, cash and cash equivalents consisted of cash on hand and in bank accounts.

Operating Activities

Net cash used by operating activities for the year ended December 31, 2017 amounted to $2.6 million compared to $718,000 of net cash generated by operations for the year ended December 31, 2016. The $3.3 million reduction in cash flow was due primarily to a larger net loss in 2017 compared to 2016, as well as a much smaller reduction of working capital.

In 2017, after adjustment for non-cash items, we used $4.1 million of cash to fund our net loss, and $184,000 to decrease accounts payable and accrued expenses.  The reduction in revenue during the year resulted in lower working capital requirements, primarily accounts receivable, which generated $1.7 million of cash.

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

Investing Activities

Cash used to purchase property and equipment amounted to $42,000 in 2017, although $340,000 relating to our custom developed Pacific Hub software system was also transferred from other assets to fixed assets during the year. Purchases of property and equipment in 2016 amounted to $62,000.

Financing Activities

In August 2017 in a public offering, we sold 500,000 shares of our common stock at $2.00 per share, together with privately placed warrants to purchase 500,000 shares of common stock at $2.42 per share to investors related to Cooltech.  Proceeds from this offering, net of expenses, amounted to $948,000.  In 2016, we borrowed $1.8 million against our bank line of credit and repaid the full amount by the end of the year.

We believe that our current cash resources, other working capital and vendor credit arrangements will adequately fund our operations until completion of the Cooltech merger. See Note 12 to our Consolidated Financial Statements for additional information relating to the merger.

Off-Balance Sheet Arrangements

At December 31, 2017, we did not have any off-balance sheet arrangements.

Contractual Obligations

We lease corporate and administrative office facilities and equipment under non-cancelable operating leases. Rent expense under these leases was approximately $398,000, $417,000 and $393,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

The following is a schedule of aggregate future minimum payments required by the above obligations (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating Lease Obligations	$507	$274	$233	—	—

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rates

We are exposed to market risk from changes in interest rates on balances owed to certain of our manufacturing vendors. At December 31, 2017, we owed $3.3 million to these vendors which could be affected by changes in short-term interest rates. The effective annual interest rates range from 6.0% to 8.0%, are negotiated individually with each vendor and are not tied to any particular index. For every 1% increase in the negotiated rate, our annual interest expense would increase by $33,000, assuming the same $3.3 million remained outstanding for the entire year.

Foreign Exchange and Other Risks

At December 31, 2017 and 2016, foreign currency cash accounts in Mexican Pesos amounted to $93,000 and $205,000, respectively. Also at December 31, 2017 and 2016, accounts receivable denominated in Mexican Pesos amounted to $2,924,000 and $3,764,000, respectively. Mexico is the only country in which we price sales in a foreign currency. Product costs and the majority of our operating expenses are denominated in U.S. Dollars.

However, lease expenses and certain other immaterial operating costs of our China quality control team are denominated in Chinese Yuan Renminbi, and payroll and operating expenses of our employees in Mexico are denominated in Mexican Pesos.

We translate the financial statements of our Mexican subsidiary from Pesos into U.S. Dollars at the end of each reporting period. Translation adjustments are Dollar changes that result from the translation process, and these adjustments are included in the cumulative translation account that is a component of other comprehensive income in stockholders’ equity on our balance sheet. As a result of the depreciation of the Peso against the Dollar during 2016, our translation loss amounted to $1,103,000.  During 2017, the Peso strengthened slightly against the Dollar and we had a translation gain of $100,000.  At December 31, 2017, our accumulated comprehensive loss amounted to $2,595,000. This amount will stay in equity unless we sell or liquidate our Mexican subsidiary, at which time the accumulated balance would be reclassified to net income (loss). We have no intention to do so at the current time.

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

(ii) Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our President and Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 as required by the Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth in the guidance for small and mid-size entities put forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to law, rules and regulations that permit us to provide only management’s report in this annual report.

(iii) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2017, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

Directors

Information with respect to the Company’s current directors is set forth below.

Name	Age as of December 31, 2017	Position with InfoSonics	Initial Date as Director
Joseph Ram	55	President, Chief Executive Officer and Director	1994
Randall P. Marx (1)(2)(3)(4)	65	Director	2003
Robert S. Picow (1)(2)(3)	62	Director	2003
Kirk A. Waldron (1)(2)(3)(5)	54	Director	2005

(1)	Member of the Audit Committee of our Board.
(2)	Member of the Compensation Committee of our Board.
(3)	Member of the Nominating and Corporate Governance Committee of our Board.
(4)	Compensation Committee Chairman.
(5)	Audit Committee Chairman.

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

Kirk A. Waldron, Director. Mr. Waldron has served as a Director of InfoSonics since January 2005. From January 2014 through November 2017, Mr. Waldron served as Chief Financial Officer of Qual-Pro Corporation, a privately held electronics manufacturing services provider offering a wide range of services and expertise from printed circuit board assemblies to full box-builds.  From May 2014 to January 2015, Mr. Waldron served as a Director of State Fish Co., Inc., a privately held fish processor that also provides high pressure pasteurization and cold press juicing and bottling services.  From October 2012 to December 2013, Mr. Waldron was an independent consultant.  From May 2005 to September 2012, Mr. Waldron served as the Chief Financial Officer of Event Rentals, Inc. (doing business as Classic Party Rentals), the largest full-service event rental provider in the United States. From July 2005 to May 2006, Mr. Waldron served as a Director of Reptron Electronics Inc., a public company that provided engineering services, display and systems integration services and electronic manufacturing services. From September 2004 to January 2005, Mr. Waldron served as Interim President of SMTEK International Inc., a public company that provided electronics manufacturing services to original equipment manufacturers in the medical, industrial instrumentation, telecommunications, security, financial services automation and aerospace and defense industries. From April 2001 to January 2005, Mr. Waldron also served as SMTEK’s Chief Financial Officer and Treasurer, and from May 2002 to January 2005 as SMTEK’s Senior Vice President. From February 1999 to February 2001, Mr. Waldron was a Director, President and Chief Executive Officer of AML Communications, Inc., a public company that designs, manufactures, and markets radio frequency and microwave, low noise, medium and high power amplifiers and subsystems serving primarily the defense electronic warfare market. From 1996 to February 1999, Mr. Waldron served as AML’s Chief Financial Officer. From 1994 to 1996, Mr. Waldron was Chief Financial Officer at Dynamotion/ATI Corp., a public company that developed, manufactured, and marketed computer numerical control drilling and routing machines used in the production of high-density, multi-layered printed circuit boards and semiconductor packages. Mr. Waldron is a non-practicing Certified Public Accountant and holds a Bachelor of Science in Business Administration from the University of Southern California. Mr. Waldron’s career as a financial executive in the electronics manufacturing and telecommunications industries provides the Board with significant financial and operational experience and analytical skills relating to the Company’s business.

Executive Officer

Information for our only other current executive officer not otherwise discussed above as of December 31, 2017 is as follows:

Vernon A. LoForti, Vice President, Chief Financial Officer and Corporate Secretary, 64 years old. Mr. LoForti has served as Vice President and Chief Financial Officer of InfoSonics since July 2010 and Corporate Secretary since April 2011. Prior to InfoSonics, Mr. LoForti served in a number of executive positions at Overland Storage, Inc., a global supplier of data protection appliances. Mr. LoForti joined Overland in 1995 and served as the company’s Vice President, Chief Financial Officer and Secretary from 1995 to August 2007, including leading its initial public offering in 1997. From August 2007 to January 2009, LoForti served as President, Chief Executive Officer and a member of Overland’s Board of Directors. From February 2009 to September 2009, he served as Overland’s President. From August 1992 to December 1995, Mr. LoForti was the Chief Financial Officer for Priority Pharmacy, a privately-held pharmacy company. From 1981 to 1992, Mr. LoForti was Vice President of Finance for Intermark, Inc., a publicly-held conglomerate. Mr. LoForti began his career in public accounting with Price Waterhouse and holds a Bachelor of Science in Accounting from Brigham Young University.

Director Compensation

The following table sets forth information regarding the annual compensation of InfoSonics’ nonemployee directors for 2017, which consisted of annual retainer fees, including amounts associated with serving as Chairman of the Audit Committee. The nonemployee director compensation program is more particularly described below. Mr. Ram, President and Chief Executive Officer of the Company, receives no separate compensation for his Board service.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Kirk A. Waldron	$45,500(3)	−	$45,500
Randall P. Marx	$40,000	−	$40,000
Robert S. Picow	$40,000	−	$40,000

(1)	No stock options were granted during 2017.
(2)	Our nonemployee directors had the following number of outstanding stock options at 2017 fiscal year end: Mr. Waldron, 15,600 shares; Mr. Marx, 15,600 shares; and Mr. Picow, 15,600 shares.
(3)	Includes payment of $3,000 for service as Audit Committee Chairman and $2,500 for consulting services.

Nonemployee Director Compensation Program for 2017.   Nonemployee directors were compensated by an annual cash retainer fee of $40,000.  The Audit Committee Chairman was paid an additional annual cash retainer of $3,000.  Payments are made to directors on a quarterly basis.  Board members are also reimbursed for out-of-pocket costs related to their attendance at Board and Committee meetings.

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

Copies of our committee charters may be viewed at the Company’s website at http://www.infosonics.com/index.php/investors/ corporate-governance.

Directors serving on our committees are set forth below:

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee(1)	Nominating and Corporate Governance Committee(2)
Kirk A. Waldron	**	*	*	*
Randall P. Marx	*	**	*	*
Robert S. Picow	*	*	*

*	Member.
**	Chairman.
(1)	The Nominating and Corporate Governance Committee currently has no chairman.

Audit Committee

Our Audit Committee performs, among other things, the following functions:

•	determines the independent registered public accounting firm to be employed;
•	discusses the scope of the independent registered public accounting firm’s examination;
•	reviews the financial statements and the independent registered public accounting firm’s report;
•	solicits recommendations from the independent registered public accounting firm regarding internal controls and other matters;
•	reviews related-party transactions for conflicts of interest;
•	makes recommendations to the Board regarding audit-related, accounting and certain other matters; and
•	performs other related tasks as requested by the Board.

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

Compensation & Benefit Solutions did not provide any other services to InfoSonics during 2015 and only received fees from InfoSonics on behalf of the Compensation Committee.  The Compensation Committee reviewed the independence of the consultant based on the criteria established by the SEC and determined there were no conflicts of interest.  The Compensation Committee did not use the services of a compensation consultant during 2016 or 2017.

Special Committee

The Special Committee was formed on April 29, 2017 as our Board of Directors considered various strategic alternatives for the Company, including the Cooltech Merger.  The Special Committee was delegated the exclusive power and authority (1) to establish, approve, modify, monitor and direct the process and procedures relating to the review and evaluation by InfoSonics and for its stockholders of any transaction, (2) to review and evaluate the terms and conditions, and determine the advisability of any transaction, (3) to investigate, pursue and negotiate the terms and conditions of any transaction, and if the Special Committee deems appropriate and in its sole discretion, to approve or disapprove any transaction, or, on the other hand, but subject to the limitations of applicable law, to approve the execution and delivery of documents to effect a transaction and/or recommend the same to InfoSonics’ stockholders for their approval, (4) to review, analyze, evaluate and monitor all proceedings and activities of InfoSonics related to any transaction, (5) to determine whether any transaction is fair to, and in the best interests of, InfoSonics and its stockholders, and (6) to take any and all other actions it deems necessary and advisable to carry out a transaction.

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

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder or not. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board at an annual meeting of stockholders must do so by delivering, at least 120 days prior to the anniversary date of the mailing of the proxy statement for our last annual meeting of stockholders, a written recommendation to the Nominating and Corporate Governance Committee at the following address: c/o Corporate Secretary, 4435 Eastgate Mall, Suite 320, San Diego, California 92121. Each submission must set forth, among other things: the name and address of the stockholder on whose behalf the submission is made; the number of our shares that are owned beneficially by such stockholder as of the date of the submission; the full name of the proposed candidate; a description of the proposed candidate’s business experience for at least the previous five years; complete biographical information for the proposed candidate; and a description of the proposed candidate’s qualifications as a director. For additional information, see our Director Selection Guidelines attached to the Nominating and Corporate Governance Committee’s Charter, which can be found on our website at http://infosonics.com/index.php/investors/corporate-governance/nominating-and-corporate-governance-committee-charter/.

Meetings of the Board of Directors and Committee Member Attendance

During fiscal year 2017, our Board of Directors met nineteen times, our Audit Committee met four times, our Compensation Committee met twice, and our Nominating and Corporate Governance Committee met once and our Special Committee met twenty-nine times. All directors attended at least 75% of the meetings of the Board and of the committees on which they served in fiscal year 2016 that were held while they were a director or committee member.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to us, we are not aware of any person who at any time during the fiscal year ended December 31, 2017, was a director, officer or beneficial owner of more than ten percent of our common stock, who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act for transactions occurring during such fiscal year.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth for our Chief Executive Officer and our Chief Financial Officer (each of these persons is referred to as a Named Executive Officer) information regarding salary, bonus and other compensation for the years ended December 31, 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Joseph Ram	2017	$327,500	—	—	$1,961(1)	$329,461
President and Chief Executive Officer	2016	$365,000	—	—	$15,983	$380,983

Vernon A. LoForti	2017	$205,000	—	—	—	$205,000
Vice President, Chief Financial Officer and Corporate Secretary	2016	$205,000	—	—	—	$205,000

(1)	Represents Company-paid cell phones for Mr. Ram’s family members.

Employment Agreements

Joseph Ram. On April 21, 2016, the Compensation Committee of the Company authorized and approved the extension of the term of the employment agreement between the Company and Mr. Ram which was set to expire on April 8, 2016. The terms of the new agreement are substantially similar to the prior employment agreement. The annual base salary of $365,000 set forth in the employment agreement is subject to periodic review by the Board of Directors or the Compensation Committee. The agreement also provides that Mr. Ram is eligible to receive an annual performance-based bonus in the discretion of the Compensation Committee.  No such bonus was paid for 2016 or 2017. Mr. Ram’s employment agreement has a term of four years, commencing on April 9, 2016 and expiring on April 8, 2020.

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

Vernon A. LoForti. On April 21, 2016, the Compensation Committee of the Company authorized and approved the extension of the term of the employment agreement between the Company and Mr. LoForti which was set to expire on April 8, 2016.  The terms of the agreement are substantially similar to the prior employment agreement. The annual base salary of $205,000 set in the employment agreement is subject to periodic review by the Board of Directors or the Compensation Committee. The agreement also provides that Mr. LoForti is eligible to receive an annual performance-based bonus of up to 35% of his base salary in the discretion of the Compensation Committee.  No such bonus was paid for 2016 or 2017. Mr. LoForti’s employment agreement has a term of two years, commencing on April 9, 2016 and expiring on April 8, 2018.

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

•	The effect of a “change in control” on options granted under the 2006 Equity Incentive Plan is described below under “Change in Control Provisions Under 2006 Equity Incentive Plan.”
•	The effect of a “change in control” on options granted under the 2015 Equity Incentive Plan is described below under “Change in Control Provisions Under 2015 Equity Incentive Plan.”

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table provides information regarding outstanding stock options held by the Named Executive Officers at 2017 fiscal year-end.

a)	b)	c)			Option Awards
Name		Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Joseph Ram		08/22/2011(1)	15,000	0	$3.25	08/22/2018
d)		12/10/2013(3)	15,000	0	$3.65	12/10/2020
e)		12/10/2014(4)	15,000	0	$6.55	12/10/2021
f)
g)		12/3/2015(5)	15,000	0	$7.65	12/3/2022
Vernon A. LoForti
h)		08/22/2011(1)	8,000	0	$3.25	08/22/2018
i)		12/10/2013(3)	10,000	0	$3.65	12/10/2020
j)		12/10/2014(4)	10,000	0	$6.55	12/10/2021
k)
l)		12/3/2015(5)	10,000	0	$7.65	12/3/2022

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

(3)

1/24th of the shares subject to the option vested and became exercisable on January 10, 2014 (one month from the date of grant), and 1/24th of the shares subject to the option vested and became exercisable monthly thereafter until fully vested on December 10, 2015.

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

Equity Compensation Plan Information

The following table provides information presented as of December 31, 2017 with respect to our 2006 and 2015 Equity Incentive Plans as described below.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	171,300(1)	$5.44(1)	259,817 (2)
Equity compensation plans not approved by security holders	—	$—	—

(1)	Includes all options outstanding under our 2006 and 2015 Equity Incentive Plans.
(2)

As of December 31, 2017, an aggregate of 259,817 shares remained available for future issuance under the 2015 Equity Incentive Plan, which may be granted in the form of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards and other stock or cash-based awards.  No additional awards will be granted under the 2006 Equity Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

As of March 8, 2018, there were 3,378,280 shares of common stock outstanding. The following table sets forth certain information as of that date with respect to the beneficial ownership of common stock by each (i) Named Executive Officer listed in the Summary Compensation Table above, (ii) director and nominee for director, and (iii) all current executive officers and directors as a group. Other than Mr. Ram, there is no other person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (1)
Named Executive Officers
Joseph Ram (also a Director) 4435 Eastgate Mall, Suite 320 San Diego, California 92121	782,066(2)	22.75%
Vernon A. LoForti 4435 Eastgate Mall, Suite 320 San Diego, California 92121	38,000(3)	1.11%

Directors
Randall P. Marx 4435 Eastgate Mall, Suite 320 San Diego, California 92121	15,620(4)	*
Robert S. Picow 4435 Eastgate Mall, Suite 320 San Diego, California 92121	17,600(4)	*
Kirk A. Waldron 4435 Eastgate Mall, Suite 320 San Diego, California 92121	15,600(4)	*
All current executive officers and directors as a group (5 persons)	868,886(5)	24.66%

*	Less than one percent

(1)

“Beneficial ownership” is defined in the regulations promulgated by the SEC as having or sharing, directly or indirectly: (a) voting power, which includes the power to vote or to direct the voting, or (b) investment power, which includes the power to dispose or to direct the disposition of shares of the common stock of an issuer. Shares of common stock subject to options that are currently exercisable are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 60,000 shares underlying all outstanding options that are fully vested and exercisable.
(3)	Represents 38,000 shares underlying all outstanding options that are fully vested and exercisable.
(4)	Includes 15,600 shares underlying all outstanding options that are fully vested and exercisable.
(5)

Includes 144,800 shares underlying all outstanding options that are fully vested and exercisable held by current executive officers and directors and reflects information contained in footnotes (1) through (4).

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Director Independence

NASDAQ Listing Rules require that a majority of our Board of Directors be composed of “independent” directors as defined by such rules. The standards relied upon by our Board of Directors in determining whether a director is “independent” consist of the independence standards of the NASDAQ Listing Rules.

In accordance with the NASDAQ Listing Rules, for a director to be considered “independent,” the Board of Directors must affirmatively determine that he or she is not an executive officer or employee of the Company or an individual that has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Additionally, the following persons are not considered “independent”:

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

At its January 2018 meeting, the Board undertook its annual review of director independence based on the foregoing standards. During this review, the Board considered, among other things, transactions and relationships between each director or any member of his or her immediate family and InfoSonics and its subsidiaries and affiliates or any entity of which a director or an immediate family member is or was, as applicable, an executive officer, general partner or significant equity holder. As provided in the Director Qualification Standards of the Nominating and Corporate Governance Committee Charter, the purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent.

As a result of this review, the Board affirmatively determined that the following directors nominated for election at the Annual Meeting were independent of InfoSonics within the meaning of the NASDAQ Listing Rules and the applicable rules promulgated by the SEC:

Randall P. Marx

Robert S. Picow

Kirk A. Waldron

Conflicts of Interest Policies

NASDAQ Listing Rules require that our Audit Committee (or other independent body of our Board of Directors) review and oversee all related-party transactions for potential conflicts of interest on an ongoing basis. Our Board of Directors and our officers also are subject to certain provisions of Maryland law that are designed to eliminate or minimize the effects of certain potential conflicts of interest. Pursuant to these provisions of Maryland law and our articles of incorporation, any transaction between us and an interested party will not be invalidated because it is an interested-party transaction if it is fully disclosed to our Board, and a majority of the directors not otherwise interested in the transaction (including a majority of independent directors) make a determination that the transaction is fair, competitive and commercially reasonable and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

All future transactions between us and any of our officers, directors or 5% stockholders are expected to be on terms no less favorable than could be obtained from independent third parties and to be approved by a majority of our independent, disinterested directors. We believe that by following these procedures, we will be able to mitigate the possible effects of any conflicts of interest. We had no transactions with related persons during 2017 which are required to be disclosed by the rules of the SEC.

Item 14.	Principal Accountant Fees and Services.

Our independent registered public accounting firm for 2016 and 2017 was SingerLewak LLP (“SL”).  The Audit Committee reviews and determines whether specific projects or expenditures with SL potentially affect its independence. The Audit Committee’s policy requires that all services the independent registered public accounting firm may provide to InfoSonics, including audit services and permitted audit-related services, be pre-approved in advance by the Audit Committee. In the event that an audit or non-audit service requires approval prior to the next scheduled meeting of the Audit Committee, the auditor must contact the Chairman of the Audit Committee (who has been delegated by the Audit Committee the authority to act in such circumstances) to obtain such approval. The approval will be reported to the Audit Committee at its next scheduled meeting. All audit and non-audit services provided by SL during 2016 and 2017 were pre-approved by the Audit Committee.

The following sets forth the aggregate fees billed to us by SL for the years ended December 31, 2016 and 2017.

Audit Fees

The aggregate fees billed for professional services rendered by SL for its audit of our annual financial statements and its review of our financial statements included in Forms 10-Q and 10-K in fiscal years 2016 and 2017 and related SEC reporting work were $229,626 and $252,935, respectively.

Audit Related Fees

The aggregate fees billed for audit-related services by SL in fiscal years 2016 and 2017 were $22,722 and $95,975, respectively.

Tax Fees

There were no fees billed by SL in fiscal years 2016 and 2017 for professional services for tax compliance, tax advice or tax planning.

All Other Fees

There were no fees billed by SL in fiscal years 2016 and 2017 for professional services other than the services described above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents included elsewhere in this annual report on Form 10-K (see F-pages herein regarding financial statement information) are incorporated herein by reference and filed as part of this report:

(1) Financial statements:

The consolidated balance sheets as of December 31, 2017 and 2016, and the consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2017, 2016 and 2015, together with notes thereto.

(2) Financial statement schedule:

Schedule II – Valuation and Qualifying Accounts.

(3) Exhibits required by Item 601 of Regulation S-K:

Number	Description

3.1	Articles of Incorporation (1)

3.2	Amendment to Articles of Incorporation dated as of July 25, 2017 (24)

3.3	Amendment to Articles of Incorporation dated as of October 10, 2017 (25)

3.4	Amended and Restated Bylaws (5)

4.1	Specimen Common Stock Certificate (1)

10.2	2006 Equity Incentive Plan (2)(*)

10.3	Form of Stock Option Grant Notice/Stock Option Agreement—2006 Equity Incentive Plan (3)(*)

10.4	Form of Amended and Restated Stock Option Agreement (Non-Employee Directors’ Option) (2)(*)

10.5	Office Space Lease, dated September 10, 2007, by and between UTC Properties LLC and the Company (4)

10.6	FX Trading Master Agreement between HSBC Bank USA, National Association and InfoSonics Corporation dated December 9, 2011 (6)

10.7	Pledge Agreement between HSBC Bank USA, National Association and InfoSonics Corporation dated December 20, 2011 (6)

10.8	First Amendment to Lease, dated May 23, 2012, by and between UTC Properties LLC and the Company (7)

10.9	Loan and Security Agreement dated as of March 27, 2014 between Silicon Valley Bank and InfoSonics Corporation (8)

10.10	Intellectual Property Security Agreement dated as of March 27, 2014 between Silicon Valley Bank and InfoSonics Corporation (8)

10.11	First Amendment to Loan and Security Agreement dated as of December 5, 2014 between Silicon Valley Bank and InfoSonics Corporation (9)

10.12	Form of Stock Option Grant Notice/Stock Option Agreement—2015 Equity Incentive Plan (10)

10.13	2015 Equity Incentive Plan (10)(*)

10.14	Second Amendment to Loan and Security Agreement dated as of May 26, 2015 between Silicon Valley Bank and InfoSonics Corporation (11)

10.15	Third Amendment to Loan and Security Agreement dated as of August 4, 2015 between Silicon Valley Bank and InfoSonics Corporation (12)

10.16	Fourth Amendment to Loan and Security Agreement dated as of October 26, 2015 between Silicon Valley Bank and InfoSonics Corporation (13)

10.17	Employment Agreement effective of April 21, 2016 between InfoSonics and Joseph Ram (14)(*)

10.18	Employment Agreement effective of April 21, 2016 between InfoSonics and Vernon A. LoForti (14)(*)

Number	Description

10.19	Fifth Amendment to Loan and Security Agreement dated as of May 20, 2016 between Silicon Valley Bank and InfoSonics Corporation (15)

10.20	Sixth Amendment to Loan and Security Agreement dated as of August 23, 2016 between Silicon Valley Bank and InfoSonics Corporation (16)

10.21	Seventh Amendment to Loan and Security Agreement dated as of October 6, 2016 between Silicon Valley Bank and InfoSonics Corporation (17)

10.22	Eighth Amendment to Loan and Security Agreement dated as of March 24, 2017 between Silicon Valley Bank and InfoSonics Corporation (18)

10.23	Agreement and Plan of Merger dated as of July 25, 2017 between InfoSonics Corporation, Cooltech Holding Corp. and InfoSonics Acquisition Sub, Inc. (19)

10.24	Voting Agreement dated as of July 25, 2017 between Joseph Ram and Cooltech Holding Corp. (19)

10.25	Securities Purchase Agreement dated as of August 2, 2017 between InfoSonics Corporation and certain of its investors (20)

10.26	Securities Purchase Agreement dated as of August 3, 2017 between InfoSonics Corporation and certain private investors (20)

10.27	Amendment No. 1 to Agreement and Plan of Merger dated as of September 14, 2017 between InfoSonics Corporation, Cooltech Holding Corp. and InfoSonics Acquisition Sub, Inc. (21)

10.30	Amendment No. 2 to Merger Agreement dated as of January 5, 2018 between InfoSonics Corporation, Cooltech Holding Corp. and InfoSonics Acquisition Sub, Inc. (22)

10.31	Amendment No. 1 to Securities Purchase Agreement dated as of December 31, 2017 between InfoSonics Corporation and certain of its investors (22)

10.32	Amendment No. 2 to Securities Purchase Agreement dated as of January 5, 2018 between InfoSonics Corporation and certain of its investors (22)

10.34	Securities Purchase Agreement dated as of January 19, 2018 between InfoSonics Corporation and certain accredited investors affiliated with Cooltech Holding Corp. (23)

21	Subsidiaries of InfoSonics (+)

23	Consent of Independent Registered Public Accounting Firm (+)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (+)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed on January 30, 2004.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-8, filed on June 12, 2006.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 12, 2006.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 14, 2007.

(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 14, 2010.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 16, 2012.
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on August 14, 2012.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 1, 2014.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 8, 2014.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 11, 2016.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 28, 2015.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 5, 2015.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 29, 2015.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 6, 2016.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 23, 2016.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 25, 2016.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 11, 2016.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 29, 2017.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 26, 2017.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 4, 2017.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 15, 2017.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 5, 2018.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 22, 2018.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 26, 2017
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 11, 2017.
(*)	Indicates a management contract or compensatory plan or arrangement
(+)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOSONICS CORPORATION

March 8, 2018	By:	/s/ Joseph Ram
Joseph Ram, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Signature and Title:

March 8, 2018	/s/ Joseph Ram
Joseph Ram, President and Chief Executive Officer and Director (Principal Executive Officer)

March 8, 2018	/s/ Vernon A. Loforti
Vernon A. LoForti, Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

March 8, 2018	/s/ Randall P. Marx
Randall P. Marx, Director

March 8, 2018	/s/ Robert S. Picow
Robert S. Picow, Director

March 8, 2018	/s/ Kirk A. Waldron
Kirk A. Waldron, Director

INFOSONICS CORPORATION

Consolidated Financial Statements

For the years ended December 31, 2017, 2016 and 2015

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of InfoSonics Corporation and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of InfoSonics Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements and schedule (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2003.

/s/ SINGERLEWAK LLP

Irvine, California

March 8, 2018

INFOSONICS CORPORATION

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$612	$2,200
Trade accounts receivable, net of allowance for doubtful accounts of $114 and $113 as of December 31, 2017 and 2016, respectively	5,706	7,507
Other accounts receivable	—	62
Inventory	3,879	4,071
Prepaid assets	1,782	1,670
Total current assets	11,979	15,510
Property and equipment, net	350	132
Other assets	28	384
Total assets	$12,357	$16,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,762	$3,839
Accrued expenses	1,490	1,597
Total current liabilities	5,252	5,436
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized: no shares issued and outstanding	—	—
Common stock, $0.001 par value, 40,000 shares authorized: 3,378 and 2,878 shares issued and outstanding as of December 31, 2017 and 2016, respectively	3	3
Additional paid-in capital	34,243	33,158
Accumulated other comprehensive loss	(2,595)	(2,695)
Accumulated deficit	(24,546)	(19,876)
Total stockholders’ equity	7,105	10,590
Total liabilities and stockholders’ equity	$12,357	$16,026

Accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2017	2016	2015
Net sales	$23,386	$39,140	$47,833
Cost of sales	21,397	34,547	40,414
Gross profit	1,989	4,593	7,419
Operating expenses	6,461	6,943	8,339
Operating loss	(4,472)	(2,350)	(920)
Other expense:
Interest expense, net	(182)	(244)	(320)
Other expense, net	(13)	(334)	—
Loss before benefit (provision) for income taxes	(4,667)	(2,928)	(1,240)
Benefit (provision) for income taxes	(3)	93	(3)
Net loss	$(4,670)	$(2,835)	$(1,243)

Net loss per share (basic and diluted)	$(1.52)	$(0.99)	$(0.43)
Basic and diluted weighted-average number of common shares outstanding	3,077	2,878	2,876
Comprehensive loss:
Net loss	$(4,670)	$(2,835)	$(1,243)
Foreign currency translation adjustments	100	(1,103)	(866)
Comprehensive loss	$(4,570)	$(3,938)	$(2,109)

Accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION

Consolidated Statements of Stockholders’ Equity

(Amounts in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Capital	Loss	Deficit	Total
Balance, December 31, 2014	2,872	$3	$32,625	$(726)	$(15,798)	$16,104
Exercise of stock options	6	—	27			27
Stock-based compensation expense	—	—	218	—	—	218
Foreign currency translation	—	—	—	(866)	—	(866)
Net loss	—	—	—	—	(1,243)	(1,243)
Balance, December 31, 2015	2,878	3	32,870	(1,592)	(17,041)	14,240
Stock-based compensation expense	—	—	288	—	—	288
Foreign currency translation	—	—	—	(1,103)	—	(1,103)
Net loss	—	—	—	—	(2,835)	(2,835)
Balance, December 31, 2016	2,878	3	33,158	(2,695)	(19,876)	10,590
Sale of common stock	500	—	948	—	—	948
Stock-based compensation expense	—	—	137	—	—	137
Foreign currency translation	—	—	—	100	—	100
Net loss	—	—	—	—	(4,670)	(4,670)
Balance, December 31, 2017	3,378	$3	$34,243	$(2,595)	$(24,546)	$7,105

Accompanying notes are an integral part of these financial statements.

INFOSONICS CORPORATION

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(4,670)	$(2,835)	$(1,243)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	162	86	92
Loss on disposal of fixed assets	2	—	—
Recovery of bad debts	1	18	—
Provision for obsolete inventory	242	(192)	(63)
Stock-based compensation	137	288	218
(Increase) decrease in:
Trade accounts receivable	1,801	1,766	6,353
Other accounts receivable	62	34	(26)
Inventory	(50)	2,758	(694)
Prepaids	(113)	355	753
Other assets	16	(255)	(98)
Increase (decrease) in:
Accounts payable	(77)	(559)	27
Accrued expenses	(107)	(746)	(461)
Net cash provided by (used in) operating activities	(2,594)	718	4,858
Cash flows from investing activities:
Purchase of property and equipment	(42)	(62)	(111)
Net cash used in investing activities	(42)	(62)	(111)
Cash flows from financing activities:
Borrowings on line of credit	—	1,848	4,460
Repayments on line of credit	—	(1,848)	(7,185)
Sale of common stock, net of offering expenses	948	—	—
Cash received from exercise of stock options	—	—	27
Net cash provided by (used in) financing activities	948	—	(2,698)
Effect of exchange rate changes on cash	100	(1,103)	(866)
Net increase (decrease) in cash and cash equivalents	(1,588)	(447)	1,183
Cash and cash equivalents, beginning of year	2,200	2,647	1,464
Cash and cash equivalents, end of year	$612	$2,200	$2,647
Cash paid for interest	$207	$229	$350
Cash paid for income taxes	$5	$—	$—

Non-cash investing activities:
Transfer of other assets to property and equipment	$340	$—	$—

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

For consolidated financial statement purposes, cash equivalents are defined as investments which have an original maturity of ninety days or less from the original date of purchase. Cash and cash equivalents consist of cash on hand and in banks. The Company maintains its cash and cash equivalents balances in banks that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation. As of December 31, 2017 and 2016, the Company maintained deposits totaling $150,000 and $1.9 million, respectively, with certain financial institutions in excess of federally insured amounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Trade Accounts Receivable

The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. The Company evaluates the collectability of its accounts receivable on an ongoing basis. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. The allowance for doubtful accounts was $114,000 and $113,000 at December 31, 2017 and 2016, respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists primarily of wireless phones and wireless phone accessories. The Company writes down its inventory when it is estimated to be excess or obsolete. As of December 31, 2017 and 2016, the inventory was net of write-downs of $325,000 and $84,000, respectively. From time to time, the Company has prepaid inventory as a result of deposit payments for products which have not been received by the balance sheet date. As of December 31, 2017 and 2016, the prepaid inventory balances included in prepaid assets were $795,000 and $1,112,000, respectively.

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

Advertising Expense

The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the years ended December 31, 2017, 2016 and 2015 was $96,000, $252,000 and $992,000, respectively.

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

The Company is subject to U.S. federal income tax as well as to income tax of multiple state and foreign country jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2004 through 2017 tax years. State income tax returns are subject to examination for a period of three to four years after filing.

Earnings (Loss) Per Share

The Company computes basic earnings (loss) per share by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would be issued assuming exercise of outstanding stock options and warrants. In periods when a net loss is incurred, no additional shares are included in the computation of diluted loss per share because the effect of inclusion would be anti-dilutive.

Common shares from exercise of certain options and warrants are excluded from the computation of diluted earnings per share when their exercise prices are greater than the Company’s weighted-average stock price for the period. For the years ended December 31, 2017, 2016 and 2015, the number of such shares excluded was 671,000, 103,000 and 4,000 respectively. In addition, because their effect would have been anti-dilutive to the loss calculation, common shares from exercise of in-the-money options for the years ended December 31, 2016 and 2015 of 562,000 and 1,237,000, respectively, have also been excluded from the computation of net loss per share.  No such shares were excluded for the year ended December 31, 2017.

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

During the year ended December 31, 2017, the Company’s three largest suppliers accounted for 41%, 31% and 12%, respectively, of total cost of sales. During the year ended December 31, 2016, the Company’s three largest suppliers accounted for 42%, 19% and 17%, respectively, of total cost of sales. During the year ended December 31, 2015, the Company’s three largest suppliers accounted for 16%, 15% and 12%, respectively, of total cost of sales.

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

In 2017, three customers represented 10% or more of the Company’s total net sales.  Those top three customers accounted for 21%, 20% and 14%, respectively, of total net sales and represented 33%, 29%, and 3%, respectively, of accounts receivable at December 31, 2017.   In 2016, four customers represented 10% or more of the Company’s total net sales. Those top four customers accounted for 20%, 19%, 14% and 14%, respectively, of total net sales and represented 32%, 0%, 2% and 30%, respectively, of accounts receivable at December 31, 2016. In 2015, three customers represented 10% or more of the Company’s total net sales.  Those top three customers accounted for 18%, 15% and 10%, respectively, of total net sales and represented 35%, 16% and 16%, respectively, of accounts receivable at December 31, 2015.

For its verykool® products, the Company contracts with a number of OEM suppliers, design houses and contract manufacturers. In 2017, the Company purchased products from 10 manufacturers, with the top three representing 41%, 31% and 12%, respectively, of cost of sales. Although each may supply a somewhat differentiated product or service, management believes any shortfalls from existing suppliers can be absorbed by other suppliers on comparable terms. However, there are no assurances this can be achieved, and a change in suppliers could cause a delay in product shipments and sales and adversely affect results.

Recently Adopted:

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) -Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period, including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard was effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. As discussed in Note 3 below, the Company adopted this guidance effective January 1, 2017, which adoption did not have an impact on the Company’s consolidated financial statements.

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

Issued (Not adopted yet):

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance requires that entities disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting revenue gross versus net),” which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing,” which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients,” which provides narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which amended the guidance on performance obligation disclosures and makes technical corrections and improvements to the new revenue standard.  The standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and permits early adoption on a limited basis. The update permits the use of either the retrospective or cumulative effect transition method. The Company believes the preponderance of its contracts with customers are standard ship and bill arrangements where revenue is recognized at the time of shipment.  The Company does not believe this ASU will have a significant impact on the Company’s consolidated financial position, results of operations and cash flows, and intends to adopt the standard using the modified retrospective approach in its fiscal year beginning January 1, 2018.

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

Other Accounting Standards Updates not effective until after December 31, 2017 are not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 3—GOING CONCERN CONSIDERATIONS

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

In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following March 8, 2018, the date the Company’s financial statements were issued. Management considered the Company’s current financial condition and liquidity sources, including current funds and available working capital, forecasted future cash flows and the Company’s conditional and unconditional obligations due before March 8, 2019.  Although the Company has no outstanding debt and management believes the Company could meet its future obligations, continued losses and lack of working capital would require it to substantially constrain its business.  As a consequence, management has substantial doubt that the Company could remain independent and continue as a going concern for the required period of time.

This substantial doubt is alleviated, however, by the impending merger with Cooltech that was approved by the Company’s stockholders on March 7, 2018, the closing of which is imminent. The completion of the merger will result in the closing of the PIPE transaction for the sale of 875,000 shares of the Company’s common stock and a release to the Company of $1.75 million of cash currently held in escrow pending the closing of the merger.  Cooltech’s financial projections indicate that it expects to generate significant free cash flow over the next 24 months and raise additional equity capital to fund its post-merger growth.  Based on the above factors, management determined that the post-merger Company will be able to continue as a going concern within one year after the date the financial statements are issued.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment are primarily located in the United States and China and consisted of the following as of the dates presented (in thousands):

	December 31,
	2017	2016
Machinery and Equipment	$698	$384
Furniture and Fixtures	79	164
	777	548
Less Accumulated Depreciation	427	416
Total	$350	$132

Depreciation expense was $162,000, $86,000 and $92,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 5—FOREIGN EXCHANGE HEDGING FACILITY

On January 14, 2016, the Company entered into an Agreement for Purchase and Sale of Foreign Securities (the “FS Agreement”) with Silicon Valley Bank (“SVB”). Under the FS Agreement, the Company and SVB could enter into foreign currency spot contracts, forward contracts, forward window contracts and options to manage the Company’s foreign currency risk. On January 20, 2016, the Company entered into forward contracts designated as cash flow hedges to protect against the foreign currency exchange rate risk of the Mexican Peso inherent in its forecasted net sales and cash collections from customers in Mexico. The hedges matured on a monthly basis through June 30, 2016. Changes in the fair value of the hedges were initially recorded in accumulated other comprehensive loss as a separate component of stockholders’ equity in the Consolidated Balance Sheet and subsequently reclassified into earnings as other income (expense) on the Consolidated Statement of Operations and Comprehensive Loss in the period in which the hedge matured. During the year ended December 31, 2016, the Company recorded $325,000 of losses on forward contracts that matured during the year.  The FS Agreement was terminated in September 2017, and no such contracts were outstanding at December 31, 2017.

NOTE 6—LINE OF CREDIT

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

NOTE 7—ACCRUED EXPENSES

As of December 31, 2017 and 2016, accrued expenses consisted of the following (in thousands):

	December 31,
	2017	2016
Accrued product costs	$378	$400
Accrued coop advertising	24	44
Accrued vacation pay	177	179
Income taxes payable	1	—
Customer deposits and overpayments	453	568
Other accruals	457	406
Total	$1,490	$1,597

NOTE 8—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its corporate and administrative offices, quality control office and certain equipment under operating lease agreements which expire through June 2020. Certain of the agreements contain renewal options. Future minimum payments under these operating lease agreements at December 31, 2017 were $507,000. Rent expense was $398,000, $417,000 and $393,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

NOTE 9—STOCKHOLDERS’ EQUITY

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of preferred stock, which may be issued from time to time in one or more series by the Board of Directors. In addition, the Board is authorized to set the rights, preferences, privileges and restrictions of these shares, including dividends rights, conversion rights, voting rights and liquidation preferences. These shares may have rights senior to those of the Company’s common stock holders. As of December 31, 2017 and 2016, the Company did not have any preferred shares outstanding.

Common Stock and Warrants

The Company has authorized the issuance of 40,000,000 shares of common stock. As of December 31, 2017 and 2016, a total of 3,378,280 and 2,877,746 shares, respectively, were outstanding.

On August 2, 2017, the Company sold 500,000 shares of its common stock at $2.00 per share in a public offering, and concurrently issued privately placed warrants to purchase 500,000 shares of common stock at an exercise price of $2.42 per share to investors related to Cooltech.  The closing stock price of the common stock on that date was $2.20 per share.  Net proceeds from the offering after expenses amounted to $948,000.  The warrants, which have a cashless exercise feature, have a 3 year life and may not be exercised until 6 months from the date of issuance. The fair value of the warrants was estimated on the date of issuance at $364,000 using the Black-Scholes pricing model and assuming a risk-free interest rate of 1.52% based on the U.S. Treasury rate then in effect, a dividend yield of 0%, a 3-year life and an expected volatility of 105% based on the Company’s historical stock price fluctuations for a 3-year period.

On August 3, 2017, the Company entered into a stock purchase agreement for the private placement of 875,000 shares of common stock at a purchase price of $2.00 per share and warrants to purchase 875,000 shares of common stock at $2.42 per share with investors related to Cooltech. The aggregate purchase price of $1,750,000 was placed into escrow and the closing of the offering, including the issuance of the shares and warrants, is contingent upon approval of the transaction by the Company’s stockholders and the closing of the Merger.

On October 10, 2017, the Company effected a 1-for-5 reverse stock split in order to regain compliance with the minimum bid price requirement of the NASDAQ Stock Market.  On October 25, 2017, after 10 consecutive days of trading, the Company received notification from NASDAQ that it had regained compliance.  All references in this Annual Report on Form 10-K to shares and per share amounts have been restated to give effect to this reverse split.

Stock Options

The Company has two stock-based compensation plans: the 2006 Equity Incentive Plan (“2006 Plan”) and the 2015 Equity Incentive Plan (“2015 Plan”), both of which were approved by our stockholders. As of December 31, 2017, options to purchase 124,000 and 47,000 shares were outstanding under the 2006 Plan and the 2015 Plan, respectively, and a total of 260,000 shares were available for grant under the 2015 Plan. No options or other equity awards are available for grant under the 2006 Plan.

The 2015 Plan was approved by stockholders in June 2015, with 241,150 shares of the Company’s common stock authorized for issuance thereunder. Shares subject to outstanding options under the 2006 Plan that cease to be subject to such options, such as by expiration or forfeiture, also become available for issuance under the 2015 Plan, up to an aggregate maximum of 191,734 shares. The 2015 Plan is intended to provide incentives to key employees, officers, directors and consultants who provide significant services to the Company. The exercise price is determined by the Compensation Committee, but must be at least equal to the fair market value of the common stock on the date of grant of such option. The Compensation Committee also establishes the vesting schedule for each option granted and the term of each option, which cannot exceed 10 years from the date of grant. In the event of termination, vested options generally must be exercised within three months. In a change of control, if outstanding awards under the 2015 Plan are assumed or substituted by a successor company, such awards do not automatically fully vest but may become fully vested in the event of a qualifying termination following such change of control. Outstanding options granted under the 2006 Plan provide 100% vesting upon a change of control of the Company.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2015: risk-free interest rate of 1.94% based on the U.S. Treasury yields in effect at the time of grant; expected dividend yields of 0% as the Company has not, and does not intend to, issue dividends; and expected lives of 4 to 6 years based upon the historical life of the Company’s options. The expected volatility used ranged from 93.41% to 96.65% based on the Company’s historical stock price fluctuations for a period matching the expected life of the options.  No stock options were granted during 2016 or 2017.

A summary of stock option activity for the year ended December 31, 2017 is as follows (shares and aggregate intrinsic value in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2016	215	$5.21
Granted	—	$—
Expired	(28)	$3.40
Forfeited	(16)	$5.87
Outstanding at December 31, 2017	171	$5.44	3.26 years	$—
Vested and expected to vest	171	$5.44	3.26 years	$—
Exercisable at December 31, 2017	171	$5.44	3.26 years	$—

There was no aggregate intrinsic value in the outstanding stock options at December 31, 2017 because the closing price of our stock at that date was $1.44 per share, which price was below the exercise price of all outstanding options.

A summary of the status of the Company’s non-vested options at December 31, 2017, and changes during the year then ended are presented below (shares in thousands):

	Shares	Weighted -average grant-date fair value
Non-vested at December 31, 2016	27	$5.97
Granted	—	$—
Vested	(25)	$5.97
Forfeited	(2)	$5.97
Non-vested at December 31, 2017	—	$—

No options were granted or exercised during 2017 or 2016.  The weighted-average per share grant-date fair values of options granted during 2015 was $1.25.  During the year ended December 31, 2015, a total of 6,000 option shares were exercised and the Company received $27,000 in cash, or an average of $4.45 per share, from these exercises. There was no unrecognized stock-based compensation expense for future periods as of December 31, 2017, as all outstanding options were fully-vested on that date. The total fair value of options that vested during 2017, 2016 and 2015 was $147,000, $302,000 and $205,000, respectively.

The following table summarizes share-based compensation expense for the years ended December 31 (in thousands):

	2017	2016	2015
Selling, general and administrative:
Non-employee directors	$33	$62	$47
Officers	70	130	97
Others	34	96	74
Total SG&A	137	288	218
Related deferred income tax benefits	—	—	—
Share-based compensation expense	$137	$288	$218

NOTE 10—INCOME TAXES

The Company is subject to US federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2017 remain open to examination by the taxing authorities due to the carryforward of unutilized net operating losses. As of December 31, 2017, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

Components of the income tax provision are as follows for the years ended December 31 (in thousands):

	2017	2016	2015
Current tax benefit (provision):
Federal	$—	$—	$—
State	(3)	(2)	(3)
Foreign	—	95	—
Total	(3)	93	(3)
Deferred tax benefit (provision):
Federal	(1,090)	838	(31)
State	72	52	12
Total	(1,018)	890	(19)
Change in valuation allowance	1,018	(890)	19
Total benefit (provision) for income taxes	$(3)	$93	$(3)

A reconciliation of income taxes computed by applying the federal statutory income tax rate of 34.0% to income (loss) before income taxes to the recognized income tax provision reported in the accompanying consolidated statements of operations is as follows for the years ended December 31 (in thousands):

	2017	2016	2015
U.S. federal income tax at statutory rate	$1,587	$996	$422
State taxes, net of federal benefit	46	32	6
Non-deductible expenses	(441)	(8)	(10)
Foreign income tax rate differential	(103)	(9)	(443)
Valuation allowance	1,018	(890)	19
Tax Reform	(2,067)	—	—
Other	(43)	(28)	3
Total benefit (provision) for income taxes	$(3)	$93	$(3)

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

	December 31,
	2017	2016
Current deferred tax assets:
Allowance for bad debts	$22	$34
Share-based payment expense	162	321
Allowance for obsolete inventory	75	30
Accrued compensation	41	63
Other accruals	22	66
Total	322	514
Non-current deferred tax assets:
Depreciation	—	16
Capital loss	—	179
Net operating loss	4,116	3,991
Credit carryover	51	51
Total	4,167	4,237
Valuation allowance	(4,489)	(4,751)
Net deferred tax assets	$—	$—

At December 31, 2017, the Company had federal and state net operating loss carryforwards of approximately $15,590,000 and $15,822,000, respectively. The federal loss carryforwards do not expire.  The state loss carryforwards expire in 2037.

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

NOTE 11—SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports segment data based on the management approach, which designates the internal reporting that is used by management for making operating and investment decisions and evaluating performance as the source of the Company’s reportable segments. The Company uses one measurement of profitability and does not disaggregate its business for internal reporting. The Company has determined that it has operated in one segment and has provided wireless handsets and accessories to carriers, distributors and OEM customers in Latin America, Asia Pacific, Europe, Africa and the United States for the years covered in the table below. The table summarizes the Company’s net sales by geographic area for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	2017	2016	2015
Central America	$3,028	$10,883	$8,223
South America	2,906	4,849	9,879
Mexico	8,126	15,128	13,339
U.S.-based distributors selling to Latin America	8,782	6,992	11,853
United States	—	1,276	4,511
South Africa	544	—	—
Asia Pacific	—	12	28
Total	$23,386	$39,140	$47,833

During the year ended December 31, 2017, sales to customers in Mexico represented 35% of the Company’s consolidated net revenue.  Also in 2017, sales to two U.S.-based distributors who sell into the open market in Latin America represented 20% and 12%, respectively, of net revenue, and sales to customers in Central America and South America represented 13% and 12%, respectively of net revenue.  During the year ended December 31, 2016, sales to customers in Mexico and Guatemala represented 39% and 19%, respectively, of the Company’s consolidated net revenue.  Also in 2016, sales to a U.S.-based distributor who sells into the open market in Latin America represented 14% of net revenue.  In 2015, sales to customers in Mexico, Peru, Guatemala and the same U.S.-based distributor represented 28%, 10%, 10% and 18%, respectively, of net revenue. Sales in no other individual country amounted to 10% or more of the Company’s consolidated net revenue in any of the three years covered above.

Fixed assets, which represent approximately 5% of the Company’s net assets, are principally located in the Company’s offices in the United States or in China at the Company’s quality and production control office or contract manufacturing facilities.

NOTE 12—MERGER AND SUBSEQUENT EVENT

On July 25, 2017, the Company entered into an Agreement and Plan of Merger (as amended “Merger Agreement”) by and among the Company, Cooltech Holding Corp. (“Cooltech”), and the Company’s wholly-owned subsidiary, InfoSonics Acquisition Sub, Inc. (“Merger Sub”), pursuant to which Cooltech will merge with and into the Merger Sub (the “Merger”), with Cooltech surviving as a wholly-owned subsidiary of InfoSonics. The Merger Agreement provides that the Company will issue an aggregate of 9,375,000 shares of its common stock in exchange for all of the outstanding capital stock of Cooltech.  The Merger and the transactions contemplated thereby were approved by the Company’s stockholders at a Special Meeting held on March 7, 2017.  Closing, which is subject to a number of customary conditions, is imminent.

On January 19, 2018, the Company sold $1 million of 0% convertible notes and warrants to purchase 571,427 shares of its common stock at $1.83 per share in a private placement to investors related to Cooltech.  The warrants, which have a cashless exercise feature, have a 3 year life and may not be exercised until 6 months from the date of issuance. The funds from this sale are intended to be used by the Company to pay merger expenses and for other general corporate purposes.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 31, 2017
Net sales	$6,221	$5,297	$6,008	$5,860
Gross profit	322	605	606	456
Net loss	(1,104)	(812)	(1,761)	(993)
Basic and diluted net loss per share	(0.38)	(0.28)	(0.56)	(0.29)
Year Ended December 31, 2016
Net sales	$9,410	$12,126	$8,989	$8,615
Gross profit	1,178	1,157	884	1,374
Net income (loss)	(903)	(1,035)	(945)	48
Basic and diluted net income (loss) per share	(0.31)	(0.36)	(0.33)	0.02

SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts—Schedule II

	(Amounts in thousands)
	Balance, beginning of year	Additions charged to operations	Deletions from Reserve	Balance, end of year
Allowance for doubtful accounts:
Year ended December 31, 2017	$113	$1	$—	$114
Year ended December 31, 2016	95	18	—	113
Year ended December 31, 2015	95	—	—	95