Form 10-Q
period 2018-03-31
InfoSonics Corp
filed 2018-05-21
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

Commission File Number—001-32217

InfoSonics Corporation

(Exact name of registrant as specified in its charter)

Maryland	33-0599368
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

48 NW 25th Street, Suite #108, Miami, FL 33127

(Address of principal executive offices including zip code)

(786) 675-5246

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

As of May 21, 2018, the Registrant had 2,287,286 shares outstanding of its $0.001 par value common stock.

InfoSonics Corporation

FORM 10-Q

For quarterly period ended March 31, 2018

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

InfoSonics Corporation and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Net sales	$5,324	$2,810
Cost of sales	4,190	2,689
Gross profit	1,134	121
Selling, general and administrative expenses	3,653	645
Operating loss	(2,519)	(524)
Other expense:
Interest, net	(247)	(129)
Other expense	—	—
Loss before provision for income taxes	(2,766)	(653)
Provision for income taxes	—	—
Net loss	$(2,766)	$(653)
Net loss per share (basic and diluted)	$(2.91)	$(1.13)
Basic and diluted weighted-average number of common shares outstanding	950	576
Comprehensive loss:
Net loss	$(2,766)	$(653)
Foreign currency translation adjustments	(132)	—
Comprehensive loss	$(2,898)	$(653)

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	March 31, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$869	$346
Restricted cash	1,010	1,008
Trade accounts receivable, net of allowance for doubtful accounts of $625 and $18, respectively	5,712	8,495
Other accounts receivable	4,148	3,361
Inventory	4,862	1,631
Prepaid assets	1,364	11
Total current assets	17,965	14,852
Property and equipment, net	459	391
Intangibles, net	1,072	1,135
Goodwill	9,279	5,936
Other assets	188	138
Total assets	$28,963	$22,452
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,962	$10,841
Accrued expenses	4,535	1,276
Notes payable to related parties	3,318	441
Notes payable	10,707	3,374
Total current liabilities	25,522	15,932
Long-term liabilities
Notes payable to related parties	—	3,315
Notes payable	742	5,540
Total long-term liabilities	742	8,855
Total liabilities	26,264	24,787
Commitments and Contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000 shares authorized; 764 shares issued and outstanding as of March 31, 2018; no shares issued and outstanding as of December 31, 2017.	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 1,962 and 576 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	3	1
Additional paid-in capital common stock	15,509	7,578
Accumulated other comprehensive loss	(261)	(128)
Accumulated deficit	(12,552)	(9,786)
Total stockholders’ equity	2,699	(2,335)
Total liabilities and stockholders’ equity	$28,963	$22,452

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,766)	$(653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	113	15
Accretion of debt discount	(24)	—
Provision for obsolete inventory	(293)	—
Provision for (recovery of) bad debts	7	(18)
(Increase) decrease in:
Trade accounts receivable	5,474	2,500
Accounts receivable related parties	—	(85)
Other accounts receivable	966	—
Inventory	277	(136)
Prepaid assets	108	—
Other assets	(22)	—
(Decrease) increase in:
Accounts payable	(6,650)	(2,969)
Accrued expenses	885	493
Net cash used in operating activities	(1,925)	(853)
Cash flows from (used in) investing activities:
Purchase of property and equipment	(60)	(2)
Purchase of intangible assets	—	(2)
Increase in restricted cash	(2)	—
Reverse merger with Cooltech, net of cash acquired	1,263	—
Net cash provided by (used in) investing activities	1,201	(4)
Cash flows from financing activities:
Proceeds from issuance of notes payable	1,379	341
Non-controlling interest in subsidiary	—	4
Net cash provided by financing activities	1,379	345
Effect of exchange rate changes on cash	(132)	—
Net decrease in cash and cash equivalents	523	(512)
Cash and cash equivalents, beginning of period	346	736
Cash and cash equivalents, end of period	$869	$224
Cash paid for interest	$19	$22
Cash paid for income taxes	$—	$—

Accompanying notes are an integral part of these consolidated financial statements.

InfoSonics Corporation

Condensed Notes to Consolidated Financial Statements

March 31, 2018

(unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements and these condensed notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the financial position or results of operations of InfoSonics Corporation (the “Company”), although they may. These unaudited consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for such year.

On March 12, 2018, pursuant to an Agreement and Plan of Merger (as amended “Merger Agreement”) by and among the Company, Cooltech Holding Corp. (“Cooltech”), and the Company’s wholly-owned subsidiary, InfoSonics Acquisition Sub, Inc. (“Merger Sub”), Cooltech merged with and into Merger Sub (the “Merger”), with Cooltech surviving as a wholly-owned subsidiary of InfoSonics.  As discussed in Note 19, because of the change of control that resulted from the Merger, it was treated as a reverse merger with Cooltech deemed to be acquiring InfoSonics for accounting purposes.  Therefore, the Company’s historical financial statements prior to the Merger reflect those of Cooltech, except for the legal capital of Cooltech which is retroactively adjusted to reflect the legal capital of InfoSonics.

The Company’s consolidated financial statements include assets, liabilities and operating results of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, these unaudited consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly present the Company’s results of operations, financial position and cash flows as of March 31, 2018 and for all periods presented. The results reported in these consolidated financial statements for the three months ended March 31, 2018 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full fiscal year of 2018 or for any future period.

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

In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following May 21, 2018, the date the Company’s financial statements were issued. Management considered the Company’s current financial condition and liquidity sources, including current funds and available working capital, forecasted future cash flows and the Company’s conditional and unconditional obligations due before May 21, 2019.  Because the Company has sustained significant losses over the past year and has a substantial amount of debt that has matured and will mature in the coming year, management has substantial doubt that the Company could remain independent and continue as a going concern for the required period of time if it were not able to refinance or restructure its existing debt and raise additional capital to fund its working capital needs. These consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. Stock-Based Compensation

The Company has two stock-based compensation plans: the 2006 Equity Incentive Plan (“2006 Plan”) and the 2015 Equity Incentive Plan (“2015 Plan”), both of which were approved by our stockholders. As of March 31, 2018, options to purchase 25,000 and 9,000 shares were outstanding under the 2006 Plan and the 2015 Plan, respectively, and a total of 52,000 shares were available for grant under the 2015 Plan. No options are available for grant under the 2006 Plan.

The Company’s stock options vest on an annual or a monthly basis. Stock options generally are exercisable for up to seven years after grant, subject to continued employment or service. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Such amount may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three months ended March 31, 2018 and 2017, the Company recorded no compensation expense related to options previously granted. Under current U.S. federal tax law, the Company receives a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference that results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

During the three months ended March 31, 2018 and 2017, the Company did not grant any stock options. As of March 31, 2018, because all outstanding stock options were fully vested, there was no unrecognized compensation expense.

As of March 31, 2018, a total of 34,000 fully-vested stock options were outstanding with a weighted average exercise price of $27.20 per share and a weighted average remaining contractual life of 3.27 years.

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

Common shares from the potential exercise of certain options are excluded from the computation of diluted earnings (loss) per share if their exercise prices are greater than the Company’s average stock price for the period. For the three-month periods ended March 31, 2018 and 2017, the number of such shares excluded was 34,000 and 43,000. There were no in-the-money options for the three-month periods ended March 31, 2018 and 2017 that were required to be excluded from the computation of net loss per share.

All share and per share numbers in this report have been retroactively restated for the Company’s two reverse stock splits effected in October 2017 and March 2018.

NOTE 5. Income Taxes

The Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with applicable standards of the Financial Accounting Standards Board (“FASB”). In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company concluded that at this time there are no uncertain tax positions, and there has been no cumulative effect on retained deficit.

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2016 remain open to examination or re-examination. As of March 31, 2018, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

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

NOTE 6. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories. The Company records a reserve against inventories to account for obsolescence and possible price concessions required to liquidate inventories below cost. During the three months ended March 31, 2018, the inventory reserve balance was increased by $1,131,000 as a result of additional reserves taken as a consequence of the decision to discontinue the verykool® brand of products after the closing of the Cooltech Merger. As of March 31, 2018 and December 31, 2017, the inventory reserve was $1,167,000 and $36,000, respectively. From time to time, the Company has prepaid inventory as a result of payments for products which have not been received by the balance sheet date. As of March 31, 2018 the prepaid inventory balance was $358,000, which is included in prepaid assets in the accompanying consolidated balance sheet. There was no prepaid inventory balance at December 31, 2017.  Inventory consists of the following (in thousands):

	March 31, 2018 (unaudited)	December 31, 2017 (audited)
Finished goods	$6,029	$1,667
Inventory reserve	(1,167)	(36)
Net inventory	$4,862	$1,631

NOTE 7. Property and Equipment

Property and equipment are primarily located in the United States, Argentina and China and consisted of the following as of the dates presented (in thousands):

	March 31, 2018 (unaudited)	December 31, 2017 (audited)
Machinery and equipment	$283	$51
Furniture and fixtures	367	220
Leasehold improvements	369	376
Subtotal	1,019	647
Less accumulated depreciation	(560)	(256)
Total	$459	$391

Depreciation expense for the three months ended March 31, 2018 and 2017 was $50,000 and $15,000, respectively.

NOTE 8. Goodwill and Other Intangible Assets

Goodwill

As of March 31, 2018, the balance of goodwill arising from the OneClick Acquisitions on October 1, 2017 described in Note 18 was as follows (in thousands):

	March 31, 2018 (unaudited)	December 31, 2017 (audited)
OneClick International	$4,511	$4,511
OneClick License	1,425	1,425
InfoSonics	3,343	—
Total	$9,279	$5,936

There were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to the Acquisitions.

Definite-lived Intangible Assets

The Company’s definite-lived intangible assets also arose from the OneClick Acquisitions on October 1, 2017.  These assets and related accumulated amortization consisted of the following as of the dates presented (in thousands):

	March 31, 2018 (unaudited)	December 31, 2017 (audited)
OneClick Tradename	$938	$938
Covenant Not To Compete	258	258
Domain Name	2	2
Subtotal	1,198	1,198
Less accumulated amortization	(126)	(63)
Total	$1,072	$1,135

Amortization expense for the three months ended March 31, 2018 amounted to $63,000.  There was no amortization expense in the prior year period.

NOTE 9. Accrued Expenses

As of March 31, 2018 and December 31, 2017, accrued expenses consisted of the following (in thousands):

	March 31, 2018 (unaudited)	December 31, 2017 (audited)
Accrued product costs	$587	$—
Accrued coop advertising	39	—
Accrued compensation (wages, benefits, severance, vacation)	1,721	497
Income taxes payable	1	—
Customer deposits and overpayments	1,184	13
Accrued interest	450	247
Other accruals	553	519
Total	$4,535	$1,276

NOTE 10. Line of Credit

In April 2016, the Company obtained a revolving credit facility of $500,000 to finance accounts receivable. The outstanding balances under the credit facility bore interest at the floating WSJ prime rate plus 1%, with a floor of 4.5%, payable monthly in arrears. In addition to other restrictive covenants, a first priority security interest lien on all assets of Cooltech Distribution, a subsidiary of the Company, was pledged to the lender, an international financial institution. This liability was guaranteed personally by two executive officers of the Company. At December 31, 2016, the amount drawn on the credit facility was $500,000.  On October 31, 2017, the line was fully repaid and terminated and the lender released its security interest in the Company’s assets.

NOTE 11. Notes Payable to Related Parties

Notes payable to related parties consisted of the following as of the dates presented (in thousands):

	March 31, 2018 (unaudited)	December 31, 2017 (audited)
Class B promissory notes	$200	$200
Class C promissory notes	667	667
0% promissory notes due 3/31/19	604	44
8% secured promissory notes due 3/31/19	—	1,050
8% promissory notes due 3/31/19	2,031	2,031
Total face amount	3,502	3,992
Less unamortized discount	(184)	(236)
Total carrying value	3,318	3,756
Amount classified as current	3,318	441
Amount classified as long-term	$—	$3,315

During 2016, the Company issued Class A, B, and C promissory notes. The Class A promissory notes in the amount of $748,000 were paid off in April 2017. The Class B promissory notes are non-interest bearing, and payable upon the closing of an initial public offering of the Company’s common stock (including any reverse merger or similar combination with a publicly traded company in conjunction with a financing transaction) (an “IPO”). The Class C promissory notes are non-interest bearing, and payable on the earlier of (i) the one-year anniversary of the closing of an IPO and (ii) the closing of a post-IPO financing transaction in which the Company receives gross proceeds of at least $10,000,000.  The Class B promissory notes, which became due on March 12, 2018 upon the closing of the InfoSonics Merger with Cooltech described in Note 19, are now delinquent.  The Class C promissory notes are due on March 12, 2019, one year from the closing of the InfoSonics Merger.  Accretion of the discount for the three months ended March 31, 2018 amounted to $24,000. There was no accretion for the three months ended March 31, 2017.

Discount rate yield-to-maturity expected maturity (years) probability of triggering repayment classified as current

On December 22, 2016, the Company issued a $200,000 promissory note payable to a related party bearing interest of 8% per annum and maturing on the earlier of June 22, 2017 or the closing of a financing in which the Company receives gross proceeds of at least $2,000,000 (a “Qualified Financing”). The note is convertible at the issuance price upon a Qualified Financing, at the holder’s option, into securities sold in the Qualified Financing.  In February 2018, this note was extended from its original maturity date to March 31, 2019.  No other terms of the note were changed and the extension was treated as a modification of the note rather than an extinguishment.

The 8% secured promissory notes were assumed in the October 2017 OneClick Acquisitions described in Note 18.  The notes are secured by the assets of OneClick International and OneClick License pursuant to a security agreement.

NOTE 12. Notes Payable

Notes payable consisted of the following as of the dates presented (in thousands):

	March 31, 2018 (unaudited)	December 31, 2017 (audited)
Class B promissory notes	$100	$100
Class C promissory notes	333	333
10% promissory note due on demand	500	500
8% convertible promissory note due March 2019	450	250
8% secured promissory notes due July/August 2018	1,350	1,350
0% promissory notes due January and March 2018	—	715
0% promissory notes in default	261	261
0% promissory notes due March 2019	156
8% promissory notes in default	—	200
12% promissory notes due May 2018	750
12% promissory notes due March 2019	495
0% convertible notes due January 2021	1,000
8% promissory notes due March 2019	1,776	1,776
8% secured promissory notes due March 2019	4,555	3,455
Total face amount	11,726	8,940
Unamortized discount	(277)	(26)
Total carrying value	11,449	8,914
Amount classified as current	10,707	3,374
Amount classified as long-term	$742	$5,540

In May 2015, the Company issued a promissory note for $500,000, with interest payable on the first of each month at a rate of 10% per annum, and a maturity date of April 30, 2016. This loan was amended on May 1, 2016 to be due on demand.

On December 22, 2016, the Company issued a $250,000 note payable bearing interest of 8% per annum and maturing on the earlier of June 22, 2017 or the closing of a financing in which the Company receives gross proceeds of at least $2,000,000 (a “Qualified Financing”). The note is convertible at the issuance price upon a Qualified Financing, at the holder’s option, into securities sold in the Qualified Financing.  In February 2018, this note was extended from its original maturity date to March 31, 2019.  No other terms of the note were changed and the extension was treated as a modification of the note rather than an extinguishment.

The 8% secured promissory notes were assumed in the October 2017 OneClick Acquisitions described in Note 18.  The notes are secured by the assets of OneClick International and OneClick License pursuant to a security agreement.

In January 2018, the Company issued an aggregate of $1,000,000 of 3-year 0% convertible notes and warrants.  The notes are convertible into an aggregate of 570,287 shares of common stock of the Company and the warrants are exercisable for 570,287 shares of common stock of the Company at an exercise price of $9.15 per share.  The Company value the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants and a trinomial option pricing model for the conversion feature, which was determined to be a Beneficial Conversion Feature.  The valuation assumed a 105% volatility rate of the Company’s common stock, a risk-free interest rate of 2.20% and a credit spread of 7.70%.  The warrants were assigned a value of $127,000 and the conversion feature was assigned a value of $144,000.  The remaining value of $729,000 was assigned to the debt.  The aggregate discount of $271,000 is being amortized to interest expense over the 3-year life of the notes on a straight-line basis.

NOTE 13. Related Party Transactions

During the three months ended March 31, 2018 and 2017, the Company was engaged in non-arm’s length transactions, which were in the normal course of business and were measured at the exchange amount. Transactions included sales of products, purchases of inventory as well as general expenses, reimbursements and sales commissions incurred from related parties. The related parties involved in these transactions included the following:

Nirvana Corp. - This entity is controlled by a family member of the CEO of the Company and conducts business as a reseller of consumer electronic products.

Smash Technologies, LLC – This entity is controlled by a family member of the CEO of the Company and conducts business as a reseller of accessories.

Stamax Corp. – This entity is a predecessor entity of OneClick License and prior to October 1, 2017 was controlled by certain members of management.

OneClick License – Prior to October 1, 2017, this entity was controlled by certain members of management.  It is now a wholly-owned subsidiary of the Company.

Verablue Caribbean Group SRL – This entity controlled by certain members of management and is a retailer of consumer electronic products.

There are no long-term arrangements with any of the related parties. Pricing and other material payment terms are determined on a case by case basis. The terms are not materially different than the terms being negotiated with unaffiliated third parties.

Products and services sold by the Company to related parties were as follows for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Nirvana Corp	$—	$215
Smash Technologies LLC	—	18
Stamax Corp.	—	36
Verablue Carribbean Group SRL	662	—
OneClick License LLC	—	812
Total	$662	$1,081

Purchases from, or operating expenses paid to, related parties by the Company were as follows for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Stamax Corp.	$—	$9
Nirvana Corp	—	4
Smash Technologies LLC	—	6
OneClick License	—	656
Total	$—	$675

NOTE 14. Recent Accounting Pronouncements

Recently Adopted:

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) -Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period, including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard was effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. As discussed in Note 2 above, the Company adopted this guidance effective January 1, 2017, and determined that as of March 31, 2018, there was substantial doubt that the Company could remain independent and continue as a going concern for the required period of time if it were not able to refinance or restructure its existing debt and raise additional capital to fund its working capital needs.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance requires that entities disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting revenue gross versus net),” which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing,” which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients,” which provides narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which amended the guidance on performance obligation disclosures and makes technical corrections and improvements to the new revenue standard.  The Company adopted this guidance effective January 1, 2018, which adoption did not have an impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires that deferred tax liabilities and assets be classified on our Consolidated Combined Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 is effective for non-public business entities the fiscal year commencing after December 15, 2017. The Company adopted this guidance effective January 1, 2018, which adoption did not have an impact on the Company’s consolidated financial statements.

Issued (Not adopted yet):

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. For the Company, ASU 2016-01 is effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the potential impact this standard may have on its consolidated financial statements and the timing of adoption.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flow - Classification of Certain Cash Receipts and Cash Payments (Topic 230)” ("ASU 2016-15"), which addresses a few specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. For the Company, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If the Company early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period.  The Company is currently evaluating the potential impact this standard may have on its consolidated statement of cash flows and the timing of adoption.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions or the classification of the award changes as a result of the change in terms or conditions.  The guidance is effective prospectively for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The Company does not expect the adoption of this new guidance to have a material impact on its consolidated financial statements.

Other Accounting Standards Updates not effective until after March 31, 2018 are not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 15. Geographic Information

The Company currently operates in one business segment. Fixed assets are principally located in Company or third-party facilities in the United States, with immaterial amounts located in Argentina and Asia. The unaudited net sales by geographical area for the three months ended March 31, 2018 and 2017 were (in thousands):

	For the Three Months Ended March 31,
	2018	2017
Central America	$289	$381
South America	2,082	470
Mexico	568	—
Caribbean	838	—
EMEA	—	295
Canada	—	14
United States	1,547	1,650
Total	$5,324	$2,810

NOTE 16. Commitments and Contingencies

The Company has in the past and may in the future become involved in certain legal proceedings and claims which arise in the normal course of business.  As of the filing date of this report, the Company did not have any significant litigation outstanding.

NOTE 17. Fair Value of Financial Instruments

The FASB accounting guidance requires disclosure of fair value information about financial instruments, whether or not recognized in the accompanying consolidated balance sheets. Fair value as defined by the guidance is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value estimates of financial instruments are not necessarily indicative of the amounts we might pay or receive in actual market transactions. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company follows ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which established a fair value hierarchy that requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instruments categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The Company’s cash, cash equivalents are measured at fair value in the Company’s consolidated financial statements and are valued using unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs under ASC 820). The carrying amount of our accounts receivable, other trade accounts receivable, prepaid expenses, accounts payable, accrued expenses, notes payable to related parties and notes payable reported in the consolidated balance sheets approximates fair value because of the short maturity of those instruments.

At March 31, 2018 and December 31, 2017, the Company did not have any material applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.

NOTE 18. Acquisition of OneClick

Effective October 1, 2017, the Cooltech acquired all of the outstanding membership interests of OneClick International, LLC and OneClick License, LLC (collectively, “OneClick”) (the “OneClick Acquisitions”).  OneClick is a consumer electronics retailer, specializing in commercializing Apple products and compatible brand accessories and providing professional technical support to Apple retail customers. Pursuant to non-exclusive authorized reseller, distributor and service provider agreements with Apple, Inc., OneClick is authorized to purchase, resell and service certain authorized Apple products to other Apple-authorized resellers, end-users and other purchasers not purchasing such products for resale within the United States and Argentina.

In the acquisition of OneClick International, the Company issued promissory notes in the aggregate face amount of $2,996,000 ($2,812,000 net of debt discount) and assumed liabilities of $11,963,000.  A preliminary purchase price allocation of the net assets acquired in the transaction is as follows:

Cash	$1,072
Accounts receivable and due from related parties	6,358
Inventory	1,648
Fixed assets	321
Intangibles	866
Goodwill	4,510
Accounts payable and due to related parties	(6,530)
Notes payable	(5,433)
Total	$2,812

In the acquisition of OneClick License, the Company issued promissory notes in the aggregate face amount of $562,000 ($526,000 net of debt discount) and cancelled liabilities of the members to the Company in the aggregate amount of $796,000.  A preliminary purchase price allocation of the net assets acquired in the transaction is as follows:

Cash	$45
Accounts receivable	277
Inventory	275
Fixed assets	44
Intangibles	330
Goodwill	1,425
Other assets	483
Accounts payable	(756)
Notes payable	(798)
Other liabilities	(3)
Total	$1,322

NOTE 19. Merger with Cooltech

On July 25, 2017, the Company entered into an Agreement and Plan of Merger (as amended “Merger Agreement”) by and among the Company, Cooltech Holding Corp. (“Cooltech”), and the Company’s wholly-owned subsidiary, InfoSonics Acquisition Sub, Inc. (“Merger Sub”), pursuant to which Cooltech would merge with and into the Merger Sub (the “Merger”), with Cooltech surviving as a wholly-owned subsidiary of InfoSonics.  After approval by the Company’s stockholders at a Special Meeting held on March 7, 2018, the Merger closed on March 12, 2018.  The Merger involved a series of transactions and events as described below.

On August 2, 2017, the Company sold 100,000 shares of common stock at $10.00 per share in a public offering and the concurrent private placement of warrants to purchase 100,000 shares of common stock at $12.10 per share to investors related to Cooltech.  Proceeds from these offerings were used by the Company to pay expenses of the Merger.

On August 3, 2017, the Company entered into a stock purchase agreement for the private placement of 175,000 shares of common stock at a purchase price of $10.00 per share and warrants to purchase 175,000 shares of common stock at $12.10 per share (the “Private Placement”) to investors related to Cooltech.  The aggregate purchase price of $1,750,000 was placed into escrow and closing of the offering was contingent upon approval of such transaction by the Company’s stockholders.

On October 10, 2017, the Company effected a one-for-five reverse stock split of its common stock in order to regain compliance with the minimum bid price rule of Nasdaq.  On October 25, 2017, Nasdaq notified the Company that it had regained compliance.

The original Merger Agreement contemplated that the Merger consideration would be 2,500,000 shares of the Company’s common stock.  However, in late December 2017 it was determined that Cooltech would be unable to obtain the audited financial statements required by the SEC for an entity that it had acquired in October 2017.  The entity, Unitron del Caribe S.A. (“Unitron”), is a company operating OneClick stores in the Dominican Republic.  Consequently, it was determined that the acquisition would be unwound and the Merger Agreement was amended to reduce the merger consideration by 25%, or 625,000 shares, to 1,875,000 shares.  On January 5, 2018, Cooltech and a third-party seller (the “Seller”) entered into a settlement agreement to unwind the transaction pursuant to which Cooltech agreed to return to the Seller the assets of Unitron on an as-is where-is basis (the “Unitron

Assets”), and the Seller agreed to return an aggregate sum of $4,568,000. Concurrently, Cooltech entered into an option agreement (the “Option Agreement”) pursuant to which it was granted the sole, exclusive and irrevocable right and option to acquire the Unitron Assets (the “Option”).  The Option is exercisable during the period of time beginning March 12, 2018, the effective date of the Merger, and ending on January 5, 2019 (the “Option Period”), unless sooner terminated or extended in accordance with the terms of the Agreement. Upon exercise of the Option, and in consideration for receipt of the Unitron Assets, Cooltech shall pay an aggregate sum of $4,568,000, subject to adjustment as set forth therein, in the form of cancellation of certain indebtedness owed to Cooltech by the grantor of the Option and assumption of certain liabilities of Unitron. Also, shareholders of Cooltech shall receive an aggregate of 625,000 shares of InfoSonics common stock (including securities convertible into common stock), provided all necessary approvals as set forth in the Merger Agreement have been obtained.

On January 19, 2018, the Company sold $1 million of three-year 0% convertible notes and warrants to investors related to Cooltech.  The notes are convertible into an aggregate of 114,285 shares of common stock and the warrants are exercisable for 114,285 shares of common stock at an exercise price of $9.15 per share. The warrants are exercisable commencing July 19, 2018 and have a term of exercise equal to three years. Proceeds from these sales were used by the Company to pay expenses of the Merger and for general corporate purposes.

On March 9, 2018, the Company effected a second one-for-five reverse stock split of its common stock in order to achieve the $4.00 Nasdaq minimum bid price required for an initial listing necessitated by the change of control caused by the Merger.

On March 12, 2018, both the Private Placement and the Merger closed.  The Company issued 175,000 common shares and warrants contemplated by the Private Placement and an aggregate of 1,875,000 shares of its common and preferred stock for all of the outstanding capital stock of Cooltech.  Although InfoSonics is the legal acquiror of Cooltech in the Merger, for accounting purposes, Cooltech is considered to be acquiring InfoSonics. Cooltech was determined to be the “accounting acquirer” because after the Merger and above described related transactions: (i) stockholders related to Cooltech own 2,150,000 shares of InfoSonics common stock plus warrants on approximately 389,000 additional shares, which together gives them approximately 82% of the common shares of the Company on a fully-diluted basis, (ii) Cooltech directors now hold a majority of board seats in the combined organization and (iii) Cooltech management hold all key executive management positions in the Company. Consequently, in accordance with the provisions of Accounting Standards Codification Topic 805, “Business Combinations” (“ASC 805”), the Merger has been accounted for as a reverse acquisition using the acquisition method of accounting.

Because the Merger involves only the exchange of equity and Cooltech is a private company whose value was difficult to measure, the fair value of the equity of InfoSonics immediately before the Merger is used to measure consideration transferred because it has a quoted market price. The closing market price per share of the Company’s stock on March 12, 2018, the date of the Merger closing, was $8.15. Using this price, the total fair value of the Merger consideration amounts to approximately $7.9 million.  This amount is comprised of three elements: (1) $5.5 million representing the value of the 675,656 outstanding shares of InfoSonics common stock at $8.15/share; (2) the $1.75 million value of the Private Placement, and (3) $676,000 representing the value of outstanding stock warrants and options.  A breakdown of the net assets acquired in the transaction is as follows (in thousands):

Cash	$1,266
Private placement proceeds	1,750
Accounts receivable	2,692
Inventory	3,190
Prepaid assets	1,454
Fixed assets	58
Goodwill	3,372
Other assets	28
Accounts payable	(2,746)
Accrued expenses	(2,396)
Long-term convertible debt	(735)
Total	$7,933

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements, Safe Harbor Statement and Other General Information

This discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated financial statements and condensed notes thereto and other information included in this report and our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 8, 2018 (including our 2017 audited consolidated financial statements and related notes thereto and other information)(“2017 Annual Report”). Our discussion and analysis of financial condition and results of operations are based upon, among other things, our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to, among other things, make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent liabilities as of the date of our most recent balance sheet, and the reported amounts of revenues and expenses during the reporting periods. We review our estimates and assumptions on an ongoing basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from these estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations, although they may. Our critical accounting policies, which we believe are the most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined in “Critical Accounting Policies” in our 2017 Annual Report, as may be updated in our subsequent Quarterly Reports on Form 10-Q. All references to results of operations in this discussion generally are to results from continuing operations, unless otherwise noted.

This report contains “forward-looking statements,” including, without limitation, statements about customer relationships, marketing of our verykool® products, sales levels, cost reductions, operating efficiencies, currency-related matters, profitability and adequacy of working capital, which are based on, among other things, current management knowledge and expectations and involve certain risks and uncertainties. These risks and uncertainties, in whole or in part, could cause expectations to fail to be achieved and could have a material adverse effect on our business, financial condition and results of operations, and include, without limitation: (1) integration challenges following the recent Merger with Cooltech could be costly and time consuming and have a materially adverse effect on our business; (2) as a consequence to the Merger we have taken on a significant amount of debt from Cooltech and the related debt service may constrain our cash flow needed to support operations; (3) the decision subsequent to the Merger to phase out the verykool® brand of cellular phones and tablets may result in the need to lower prices and accept lower gross margins to liquidate the remaining inventory; (4) our ability to have access to adequate capital to fund both operations and our OneClick expansion plans; (5) a deterioration in our relationship with Apple that could negatively affect both our supply of products and our ability to conduct business as a licensee; (6) foreign exchange rate fluctuations and/or devaluation of a foreign currency (most notably the Mexican and Argentine pesos) and our ability to effectively hedge for such fluctuations or devaluations, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, including, without limitation, the imposition, creation, increase or modification of tariffs, taxes, duties, levies and other charges and other related risks of our international operations which could significantly increase selling prices of our products to our customers and end-users and decrease profitability; (7) our ability to upgrade our information systems to support our growth objectives; (8) an interruption or failure of our information systems or subversion of access or other system controls, including private information, may result in a significant loss of business, assets, or competitive information; (9) significant changes in supplier terms and relationships or shortages in product supply; (10) loss of business from one or more significant customers; (11) customer and geographical accounts receivable concentration risk and other related risks; (12) rapid product improvement and technological change resulting in inventory obsolescence; (13) extended general economic downturn in world markets; (14) uncertain political and economic conditions internationally, including terrorist or military actions; (15) the loss of a key executive officer or other key employees and the integration of new employees; (16) our failure to adequately adapt to industry changes and to manage potential growth and/or contractions; (17) the resolution of any litigation for or against the Company, including regarding patents; and (18) the ability of the Company to generate taxable income and remain a viable business (as well as remain listed on NASDAQ or publicly traded otherwise) in future periods. These forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new or changing information, events or circumstances after the date of this release. We continue to institute, changes to our strategies, operations and processes to address risks and uncertainties and to mitigate their impacts on our business, results of operations and financial condition. However, no assurances can be given that we will be successful in these efforts. For a further discussion of significant risk factors to consider, see “Risk Factors” below in this report and in “Item 1A. Risk Factors” of our most recent 2017 Annual Report. In addition, other risks or uncertainties may be detailed from time to time in our future SEC filings.

Recent Developments

On March 12, 2018, we completed the Merger with Cooltech Holding Corp. (“Cooltech”), which began nine (9) months earlier on July 25, 2017, when we announced the Merger.  InfoSonics shareholders approved the Merger at a special meeting held on March 7, 2018.  At the closing of the Merger, we issued an aggregate of 1,875,000 shares of our common and preferred stock in exchange for all of the outstanding capital stock of Cooltech.  Cooltech is now our wholly-owned subsidiary.  The Merger was deemed to be a “reverse” merger because of the change of control that resulted from the Merger and the many related transactions that occurred leading up to the closing.  Upon closing, stockholders related to Cooltech owned 2,150,000 shares of InfoSonics common and preferred stock plus warrants on approximately 389,000 additional common shares, which together give them approximately 82% of the common shares of the Company on a fully-diluted basis. In addition, Cooltech directors now hold a majority of board seats in our combined organization, and Cooltech management hold all of our key executive management positions.

Subsequent to the Merger, we decided to phase out the verykool® brand of cellular phones and tablets, which was the legacy business of InfoSonics before the Merger, and focus on the business model and strategy of Cooltech.  During the remainder of calendar year 2018, we will work with our verykool® customers to systematically exhaust the inventory of verykool® products and wind down that business.  We are now integrating InfoSonics and Cooltech facilities, systems, and personnel and we expect the integration process to be completed by the end of 2018.

Because the Merger was deemed to be a reverse merger, although InfoSonics was the legal acquiror of Cooltech, Cooltech was deemed to be acquiring InfoSonics for accounting purposes.  As a consequence, our historical financial statements prior to the Merger presented in these and in future financial statements reflect those of Cooltech, except for the legal capital of Cooltech which is retroactively adjusted to reflect the legal capital of InfoSonics.  To clarify, our consolidated results for the three months ended March 31, 2018 include the results of Cooltech for the full quarter combined with the results of the legacy InfoSonics business for the period from March 13, 2018 to March 31, 2018.

The Business Overview below presents our new business model without mention of the verykool® legacy business that we are winding down.  Also, we intend to change our name in the near future to reflect our new strategy.

Business Overview

We are a retailer and wholesaler of consumer electronics focused on the operation and expansion of our OneClick® retail stores in the United States, Latin America and Canada.  As an Apple Premier Partner, we work with Apple to develop our network of OneClick stores in locations and markets where Apple has limited or no presence.  In our stores, we sell all Apple and Apple-approved products and accessories, including accessories that we source from independent third parties.  We also provide repair service for Apple products and are one of the select authorized third-parties that Apple entrusts with its proprietary machines used to repair or replace damaged iPhone screens.  Retail customers may book a repair appointment at one of our OneClick stores directly through the Apple website.

Our Cooltech Distribution unit distributes various consumer electronics to resellers, retailers and small and medium-sized businesses in Latin America and the United States.  We market and distribute a variety of mobility, computing, audio/video, and other technology products including laptops, tablets, cell phones, drones, smart watches, gaming consoles, accessories and audio devices.  In addition to our direct relationship with Apple, we have direct relationships with top third-party brands in the Apple retail echo-system including Bose, Belkin, Speck, Tech21 and Thule, among others.

We currently operate a total of nine (9) OneClick stores, consisting of six (6) in Argentina and three (3) in Florida.  Our goal in the next three (3) years is to expand our network of OneClick stores to 200 locations in Latin America, the U.S. and Canada to become one of Apple’s largest retail partners.  We expect that our growth will come from a combination of organic expansion on a store-by-store basis, as well as external acquisitions.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of net sales for the periods indicated:

	For the Three Months Ended March 31,
	2018	2017
Net sales	100.0%	100.0%
Cost of sales	78.7%	95.7%
Gross profit	21.3%	4.3%
Selling, general and administrative expenses	68.6%	23.0%
Operating loss	(47.3%)	(18.6%)
Other expense:
Interest, net	(4.6%)	(4.6%)
Other expense	0.0%	0.0%
Loss before provision for income taxes	(52.0%)	(23.2%)
Provision for income taxes	0.0%	0.0%
Net loss	(52.0%)	(23.2%)

Three months ended March 31, 2018 compared with three months ended March 31, 2017

Net Sales

For the three months ended March 31, 2018, our net sales amounted to $5,324,000, an increase of $763,000, or 89%, from $2,810,000 in the same period last year. Sales generated during the quarter by our OneClick stores, that we acquired on October 1, 2017, amounted to approximately $2.6 million in incremental sales compared to the prior year period.  Sales of verykool products during the post-merger period from March 13, 2018 through March 31, 2018 amounted to approximately $1.2 million.  Offsetting these increases was a reduction of approximately $1.3 million in distribution sales during the current quarter compared to the same period last year.

Gross Profit and Gross Margin

For the three months ended March 31, 2018, our gross profit amounted to $1,134,000, an increase of $1,013,000, or 837%, from $121,000 in the same period last year. Our gross profit margin for the three months ended March 31, 2018 was 21.3%, a significant improvement from 4.3% in the same period last year. This is attributable to the fact that our prior year business was limited to distribution sales, whereas the current year includes sales and margin from our OneClick retail stores acquired October 1, 2017.  The gross profit margin generated by our U.S. stores was 31.5% and our Argentina stores reported a 35.9% margin.  Sales of verykool products during the post-merger period from March 13, 2018 through March 31, 2018 generated a 12.3% gross margin.

Operating Expenses

For the three months ended March 31, 2018, total operating expenses amounted to $3,653,000, an increase of $3,008,000, or 466%, from $645,000 in the same period last year. The increase resulted from the addition of operating expenses of all our OneClick stores acquired October 1, 2017, post-merger expenses of our verykool business and professional and legal fees related to the Merger.

Other Expense

Interest expense for the three months ended March 31, 2018 amounted to $247,000, and increase of $118,000, or 91%, over the same period last year.  The increase is related to interest on the acquisition and assumed debt in connection with the acquisitions of OneClick License and OneClick International, as well as debt incurred for store expansion and working capital over the last year.

Provision for Income Taxes

Because of our operating losses, our tax provisions for the three months ended March 31, 2018 and 2017 were nil.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies, most importantly the Argentine peso and the Mexican peso, to the U.S. dollar affect our financial results and financial position. With the exception of Argentina and Mexico, where we denominate sales in local currencies, all other sales are denominated in U.S. dollars. Over the last two years, the strength of the U.S. dollar versus these foreign currencies has resulted in assets and liabilities denominated in our foreign subsidiaries being translated into less U.S. dollars in our consolidated financial statements. During the three months ended March 31, 2018, we recorded an aggregate foreign currency loss of $132,000.  At March 31, 2018, the balance in our accumulated other comprehensive loss account amounted to $261,000.

Foreign currency fluctuations often drive operational responses that mitigate the simple mechanical translation of earnings. During periods of sustained movements in currency, the marketplace and competition adjust to the changing rates. For example, when pricing our products to the marketplace, we may use some of the advantage from a weakening U.S. dollar to improve our position competitively, and price more aggressively to win the business, essentially passing on a portion of the currency advantage to our customers. Competition will frequently take the same action. Conversely, when the U.S. dollar is stronger, as it currently is, we try to raise prices to mitigate the currency impact, but this may not always be possible in the marketplace and our competitors may not always act in the same way. At times we may use foreign exchange hedging techniques when we deem it advantageous to try to reduce some of our currency risk.

Liquidity and Capital Resources

We are in the early stages of executing our strategy.  We have been working to assemble our management team and corporate infrastructure while we grow through acquisition and organic growth.  Because we have not been profitable and do not have a bank line of credit, and our two primary sources of funding have been the sale of debt and equity securities.  We expect this situation will continue until we are able to grow our network of retail stores to a level where we can achieve sustained profitability, after which we will seek traditional working capital funding from commercial banking and other lending institutions.  We are currently formulating plans to convert most of our currently outstanding debt to equity.  In addition, we are planning an offering of stock available under our existing S-3 Shelf Registration Statement, which we anticipate completing during the quarter ending June 30, 2018.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates affecting the application of those accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Interest Rates

We are exposed to market risk from changes in interest rates on balances owed to certain of our manufacturing vendors. At March 31, 2018, our total outstanding interest-bearing debt amount to $15.2 million, which could be affected by changes in short-term interest rates. The annual interest rates on these balances at March 31, 2018 ranged from 0.0% to 12%, were negotiated individually with each lender and were not tied to any particular index. For every 1% increase in the negotiated rate, our interest expense would increase by approximately $152,000, assuming the same $15.2 million remained outstanding for the entire year.

Foreign Exchange and Other Risks

All of our sales transactions are denominated in U.S. dollars with the exception of sales in our stores in Argentina, which are priced in Argentine pesos, and sales to our distribution customers in Mexico, which are exposed to the Mexican peso. At March 31, 2018 and December 31, 2017, foreign currency cash accounts in Argentine pesos amounted to $103,000 and $75,000, respectively, and foreign currency cash accounts in Mexican pesos amount to $10,000 at March 31, 2018.  At March 31, 2018 and December 31, 2017, accounts receivable denominated in Argentine pesos amounted to $623,000 and $413,000, respectively, and accounts receivable denominated in Mexican pesos amounted to $221,000 at March 31, 2018. Substantially all of our product costs are denominated in U.S. dollars, while operating costs at our OneClick stores in Argentina are denominated in Argentine pesos and we have small amounts of operating costs in Mexico and China that are denominated in Mexican pesos and Chinese Yuan Renminbi, respectively.

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

Item 4. Controls and Procedures

Disclosure Controls

An evaluation was performed pursuant to Rule 13a-15(b) of Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this quarterly report. These disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our first quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company has in the past and may in the future become involved in certain legal proceedings and claims which arise in the normal course of business.  As of the filing date of this report, the Company did not have any significant litigation outstanding.

Item 1A. Risk Factors

In addition to the risk factors included below and other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in, as well as other sections of, our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 8, 2018 (“2017 Annual Report”), which factors and information could materially affect our business, financial condition or operating results. The risk factors and uncertainties described in our last Annual Report on Form 10-K, and in this report are not the only risks and uncertainties facing our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or operating results. Except as set forth below, we do not believe there have been material changes to the risk factors included in our 2017 Annual Report.

Risks Related To Our Business

We reported a net loss for the three months ended March 31, 2018 and for the full year 2017.  If we are unable to achieve sustained profitability, our business may not be financially viable.

For the three months ended March 31, 2018, we reported a net loss of $2.8 million.  For the full year ended December 31, 2017, we reported a net loss of $7.5 million.  While we have significant expansion plans to attain and maintain profitability, if we do not succeed, our business may not be sustainable in the future.

The discontinuation of the verykool® line of cell phones and tablets could put significant pressure on our gross profit margins if we are forced to reduce pricing to liquidate remaining inventories, and it will likely result in additional expenses as we wind down that business.

After the close of the Merger with Cooltech, we decided to discontinue the verykool® line of cell phones and tablets in order to focus on the Cooltech strategy.  As a consequence, we will be working to liquidate the remaining inventory of verykool® products, as well as inventory that will result from non-cancellable purchase orders with manufacturers in place at the time of the Merger.  Because of the potential for a negative perception of a “discontinued” brand at both the customer and consumer level, we may be required to lower our pricing in order to liquidate these inventories, which could significantly depress our gross profit margins.  In addition, we may incur additional expenses related to employee retention programs and disposal of assets as we wind down the business.

Our OneClick business is highly dependent on a single supplier and a loss of that supplier or a deterioration of our relationship with them could significantly reduce our sales and profitability and jeopardize our business model.

Our business is highly dependent upon Apple as a supplier of the Apple products and Apple-approved products that are sold in our OneClick stores.  In addition, the growth of our business is highly dependent upon our relationship with Apple in providing us with the licenses and approvals necessary to expand our footprint into various countries and regions around the world.  Apple has very strict performance standards and guidelines that we must achieve and adhere to in order to be successful and continue to receive their support.  Consequently, any deterioration of our performance or failure to adhere to their guidelines could jeopardize our strategy and adversely affect our financial performance.

A significant portion of our revenues are, and for the near future will likely continue to be, generated outside of the United States, in countries that may have volatile currencies or other risks.

A significant portion of our sales activities are conducted in territories and countries outside of the United States, primarily in Latin America. The large portion of our sales transactions in Latin America are denominated in U.S. dollars and therefore may be impacted by changes in the strength of the U.S. dollar relative to the foreign economies where we conduct business. Sales transactions in Mexico are denominated in the Mexican peso and sales in Argentina are denominated in the Argentine peso, both of which have been volatile currencies in the past in relation to the U.S. dollar.   In addition, we import certain products from suppliers in China, which transactions are denominated in U.S. dollars.  These transactions expose us to, among other things, increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater and more unpredictable inflationary and currency pressures, labor risks and shipping delays. Changes may occur in social, political, regulatory (including tax) and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently buy and sell products. U.S. laws and regulations relating to investment and trade in foreign countries could also change to our detriment. For example, it is still uncertain at this time how U.S. foreign policy could affect our business, including potentially through increased import or export tariffs and other negative influences on U.S. trade relations with other countries (e.g. Mexico, where many of our customers reside, and China, where certain of our products are sourced).  In addition, other countries may change their own policies on business and foreign investment in companies in their respective countries. Any measures that could impact the cost or availability of the merchandise we offer could have an adverse impact on our business, because a significant portion of the products we offer are purchased from foreign vendors and manufactured in foreign countries. We cannot predict the effect that future exchange rate fluctuations will have on our operating results or financial position.

We depend on the timely delivery of new and innovative products from our vendors.

We depend on manufacturers to deliver our products in quantities sufficient to meet customer demand. In addition, we depend on these manufacturers to introduce new and innovative products to drive industry sales. Any material delay in the introduction or delivery, or limited allocations, of our products could result in reduced sales.

If our vendors fail to provide marketing and merchandising support at historical levels, our sales and earnings could be negatively impacted.

The manufacturers of our products have typically provided retailers with significant marketing and merchandising support for their products. As part of this support, we receive cooperative advertising and market development payments from our vendors, which enables us to actively promote and merchandise the products we sell and drive sales at our stores and on our websites. We cannot assure you that vendors will continue to provide this support at historical levels. If they fail to do so, our business and results of operations may be negatively impacted.

We have made and may make investments and acquisitions which could negatively impact our business if we fail to successfully complete and integrate them, or if they fail to perform in accordance with our expectations.

To enhance our efforts to grow and compete, we have made and may continue to make investments and acquisitions.  Our plans to pursue future transactions are subject to our ability to identify potential candidates and negotiate favorable terms for these transactions. Accordingly, we cannot assure you that future investments or acquisitions will be completed. In addition, to facilitate future transactions, we may take actions that could dilute the equity interests of our stockholders, increase our debt, or cause us to assume contingent liabilities, all of which may have a detrimental effect on the price of our common stock. Also, companies that we have acquired, and that we may acquire in the future, could have products that are in development, and there is no assurance that these products will be successfully developed. Finally, if any acquisitions are not successfully integrated with our business, or fail to perform in accordance with our expectations, our ongoing operations could be adversely affected.

International events could delay or prevent the delivery of products to our suppliers.

Because we rely on manufacturers located in Asia, any event causing disruption of imports, including natural disasters or the imposition of import or trade restrictions in the form of tariffs or quotas, could increase the cost and reduce the supply of products available to us, which may negatively impact our business and results of operations.

Failure to effectively manage our new store openings could lower our sales and profitability.

Our sales and profitability depends in part upon opening new stores and operating them profitably. We currently operate a total of 9 OneClick stores. Our ability to open new stores and operate them profitably depends on a number of factors, some of which may be beyond our control. These factors include the ability to:

•	identify new store locations, negotiate suitable leases, and build out the stores in a timely and cost-efficient manner;
•	integrate new stores into our existing operations; and
•	increase sales at new store locations.

If we fail to manage new store openings in a timely and cost-efficient manner, our growth or profits may decrease.

If we are unable to renew or enter into new leases on favorable terms, our revenue may be adversely affected.

All of our retail stores are located on leased premises. If the cost of leasing existing stores increases, we cannot assure that we will be able to maintain our existing store locations as leases expire. In addition, we may not be able to enter into new leases on favorable terms or at all, or we may not be able to locate suitable alternative sites or additional sites for new store expansion in a timely manner. Our revenues and earnings may decline if we fail to maintain existing store locations, enter into new leases, locate alternative sites, or find additional sites for new store expansion.

If our management information systems fail to perform or are inadequate, our ability to manage our business could be disrupted.

We rely on computerized inventory and management systems to coordinate and manage the activities in our distribution center, point-of-sales systems to manage retail operations in our OneClick stores, and accounting systems to manage our finance activities. We rely upon these systems to replenish our store inventories on a weekly basis to keep them stocked at optimum levels and to manage our business finances and timely report our financial results.  Our systems are subject to damage or interruption from power outages, telecommunications failures, cyber-attacks, security breaches, and catastrophic events. If our inventory or management information systems fail to adequately perform their functions, our business could be adversely affected. In addition, if operations in any of our distribution centers were to shut down or be disrupted or if these centers were unable to accommodate stores in a particular region, our business and results of operations may be negatively impacted. With regard to our accounting systems, we intend to upgrade portions of our current system, and any failure in those systems could negatively impact our ability to timely report our financial results.

As a seller of certain consumer products, we are subject to various federal, state, local, and international laws and regulations relating to product safety and consumer protection

While we take steps to comply with these laws, there can be no assurance that we will be in compliance, and failure to comply with these laws could result in litigation, regulatory action, and penalties which could have a negative impact on our business, financial condition, and results of operations. In addition, our suppliers might not adhere to product safety requirements and the Company and those suppliers may therefore be subject to involuntary or voluntary product recalls or product liability lawsuits. Direct costs, lost sales, and reputational damage associated with product recalls, government enforcement actions, or product liability lawsuits, individually or in the aggregate, could have a negative impact on future revenues and results of operations.

Risks Related To Indebtedness

As a result of the Merger, we have assumed a significant amount of debt, liabilities and other risks from Cooltech, and may incur significant expenses in connection with the integration of Cooltech.

We have now assumed all the debt and other liabilities of Cooltech. The assumed debt requires a significant amount of debt service in the coming year that may constrain our cash flow needed to support operations if the debt cannot be refinanced or converted to stock.  In addition, the integration process may be complex, costly, time-consuming and divert management’s time and attention, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

To service our indebtedness, we will require a significant amount of cash. We may not be able to generate sufficient cash flow to meet our debt service obligations.

Our ability to generate sufficient cash flow from operations to make scheduled payments on our indebtedness, including without limitation, any payments required to be made under outstanding notes payable, and to fund our operations, will depend on our ability to generate cash in the future. This to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory, and other factors beyond our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including interest payments, and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or if sold, of the timing of the sales and the amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or if that additional financing would be permitted under the terms of our various debt instruments then in effect. Certain of our notes payable restrict our ability to dispose of assets and use the proceeds from those sales and raise debt or equity to meet any debt service obligations then due. Our ability to refinance would also depend on the condition of the finance and credit markets. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our obligations on commercially reasonable terms or on a timely basis, would have a negative impact on our business, results of operations, and financial condition.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur additional debt. This could further increase the risks associated with our leverage.

We are able to incur additional indebtedness. Although certain of our notes payable contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. Such future indebtedness or obligations may have restrictions similar to, or more restrictive than, those included in our existing notes payable. The incurrence of additional indebtedness could impact our financial condition and results of operations.

Risks Related To Indebtedness

We may issue additional stock to restructure our outstanding debt and to raise capital to fund our expansion plans that would dilute substantially the voting power of our current stockholders.

In order to restructure our outstanding debt and raise capital to fund our expansion of OneClick stores, we expect to issue additional shares of the Company’s stock that would substantially dilute the voting power of our current stockholders.

The market for our common stock is volatile and our stock price could decline.

The price of our stock, as well as the stock market in general, has been highly volatile. The market price of our common stock during the period from January 1, 2017 through March 12, 2018 (the date of the Merger) fluctuated between $26.00 and $6.00 (as adjusted for our reverse stock splits).  During the period from March 13, 2018 through May 15, 2018, our stock price fluctuated between $9.80 and $3.68.  We expect that our stock price is likely to remain volatile. Investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial (potentially total) loss on their investment. In addition, an active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares.

We may be delisted from The NASDAQ Capital Market if we do not satisfy continued listing requirements.

At various times over the last several years we faced potential delisting from The NASDAQ Stock Market (“NASDAQ”) for failure to maintain the minimum $1.00 bid price per share requirement for continued listing. We effected a 1-for-5 reverse stock split in October 2017 in order to regain compliance of a previous deficiency.  We effected another 1-for-5 reverse stock split in March 2018, immediately before the Merger, to enable us to comply with the higher minimum bid price requirement of $4.00 per share necessitated by Nasdaq Listing Rule 5110(a) that required us to submit an initial listing application because the Merger with Cooltech (a non-Nasdaq entity) resulted in a change of control. We intend to closely monitor the bid price of our stock.

If our common stock were delisted from The NASDAQ Capital Market, you may find it difficult to dispose of your shares and our share price may be adversely affected.

If our common stock were to be delisted from NASDAQ, trading of our common stock most likely would be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities such as OTC Pink, OTCQX, OTCQB or the OTC Bulletin Board. Such trading would reduce the market liquidity of our common stock. As a result, an investor would find it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, thereby negatively impacting the share price of our common stock. If our common stock is delisted from NASDAQ and the trading price remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange or quoted on NASDAQ that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of stockholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual stockholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of our stock and the ability of investors to trade our common stock, thereby negatively impacting the share price of our common stock.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

2.1	Amendment No. 2 to the Agreement and Plan of Merger, dated as of July 25, 2017, by and among Cooltech Holding Corp., InfoSonics Corporation and InfoSonics Acquisition Sub, Inc. (1)

3.1	Articles of Amendment to the Articles of Incorporation of InfoSonics Corporation (2)

4.1	Articles Supplementary to the Articles of Incorporation of InfoSonics Corporation (3)

10.1	Securities Purchase Agreement, dated as of January 19, 2018, by and between InfoSonics Corporation and each purchaser identified on the signature pages thereto, relating to a private placement (4)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 5, 2018.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 12, 2018
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 12, 2018
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 22, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

InfoSonics Corporation

Date: May 21, 2018	By:	/s/ Mauricio Diaz
Mauricio Diaz
Chief Executive Officer

Date: May 21, 2018	By:	/s/ Alfredo Carrasco
Alfredo Carrasco
Chief Financial Officer