Form 10-Q
period 2018-06-30
Cool Holdings, Inc.
filed 2018-08-14
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

Commission File Number—001-32217

Cool Holdings, Inc.

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

As of August 14, 2018, the Registrant had 3,351,632 shares outstanding of its $0.001 par value common stock.

Cool Holdings, Inc.

FORM 10-Q

For quarterly period ended June 30, 2018

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cool Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$9,385	$2,982	$14,709	$5,792
Cost of sales	8,393	2,834	12,583	5,523
Gross profit	992	148	2,126	269
Selling, general and administrative expenses	4,093	758	7,746	1,403
Operating loss	(3,101)	(610)	(5,620)	(1,134)
Other expense:
Interest, net	(325)	(57)	(572)	(186)
Other income (expense), net	482	(9)	482	(9)
Loss before provision for income taxes	(2,944)	(676)	(5,710)	(1,329)
Provision for income taxes	—	—	—	-
Net loss	$(2,944)	$(676)	$(5,710)	$(1,329)
Net loss per share (basic and diluted)	$(1.21)	$(1.17)	$(3.35)	$(2.31)
Basic and diluted weighted-average number of common shares outstanding	2,438	576	1,702	576
Comprehensive loss:
Net loss	$(2,944)	$(676)	$(5,710)	$(1,329)
Foreign currency translation adjustments	(656)	—	(788)	—
Comprehensive loss	$(3,600)	$(676)	$(6,498)	$(1,329)

Accompanying notes are an integral part of these consolidated financial statements.

Cool Holdings, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$429	$346
Restricted cash	2,011	1,008
Trade accounts receivable, net of allowance for doubtful accounts of $616 and $18, respectively	4,299	8,495
Other accounts receivable	5,575	3,361
Inventory	4,119	1,631
Prepaid assets	923	11
Total current assets	17,356	14,852
Property and equipment, net	664	391
Intangibles, net	1,009	1,135
Goodwill	9,279	5,936
Other assets	513	138
Total assets	$28,821	$22,452
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,945	$10,841
Accrued expenses	4,055	1,276
Notes payable to related parties	2,703	441
Notes payable	10,777	3,374
Total current liabilities	24,480	15,932
Long-term liabilities:
Notes payable to related parties	—	3,315
Notes payable	1,456	5,540
Total long-term liabilities	1,456	8,855
Total liabilities	25,936	24,787
Commitments and Contingencies (Note 18)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000 shares authorized; 658 shares issued and outstanding as of June 30, 2018; no shares issued and outstanding as of December 31, 2017.	1	—
Common stock, $0.001 par value, 150,000 shares authorized; 3,293 and 676 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	3	1
Additional paid-in capital common stock	19,293	7,578
Accumulated other comprehensive loss	(916)	(128)
Accumulated deficit	(15,496)	(9,786)
Total stockholders’ equity (deficit)	2,885	(2,335)
Total liabilities and stockholders’ equity	$28,821	$22,452

Accompanying notes are an integral part of these consolidated financial statements.

Cool Holdings, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,710)	$(1,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	215	31
Accretion of debt discount	135	130
Recovery of bad debts	(2)	(18)
Stock-based compensation	200	—
Promissory notes fair value adjustment	—	397
Provision for obsolete inventory	(128)	(36)
(Increase) decrease in:
Trade accounts receivable	7,514	1,125
Accounts receivable related parties	—	(3,277)
Other accounts receivable	(460)	(2)
Inventory	855	(269)
Prepaid assets	547	—
Other assets	(15)	—
(Decrease) increase in:
Accounts payable	(6,727)	(1,293)
Accrued expenses	328	22
Net cash used in operating activities	(3,248)	(4,519)
Cash flows used in investing activities:
Purchase of property and equipment	(304)	(1)
Purchase of intangible assets	—	(2)
Purchase of investment securities	(331)	—
Increase in restricted cash	(1,004)	—
Acquisition of Cooltech Canada, net of cash acquired	(482)	—
Reverse merger with Cooltech, net of cash acquired	1,264	—
Net cash used in investing activities	(857)	(3)
Cash flows from financing activities:
Proceeds from issuance of notes payable	2,855	—
Payment of notes payable	(1,464)	(748)
Sale of common stock, net of offering costs	3,585	4,641
Non-controlling interest in subsidiary	—	4
Net cash provided by financing activities	4,976	3,897
Effect of exchange rate changes on cash	(788)	—
Net increase (decrease) in cash and cash equivalents	83	(625)
Cash and cash equivalents, beginning of period	346	736
Cash and cash equivalents, end of period	$429	$111
Cash paid for interest	$131	$25
Cash paid for income taxes	$—	$—

Accompanying notes are an integral part of these consolidated financial statements.

Cool Holdings, Inc.

Condensed Notes to Consolidated Financial Statements

June 30, 2018

(unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited consolidated financial statements and these condensed notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the financial position or results of operations of Cool Holdings, Inc., formerly known as InfoSonics Corporation (the “Company”), although they may. These unaudited consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for such year.

On March 12, 2018, pursuant to an Agreement and Plan of Merger (as amended “Merger Agreement”) by and among the Company, Cooltech Holding Corp. (“Cooltech”), and the Company’s wholly-owned subsidiary, InfoSonics Acquisition Sub, Inc. (“Merger Sub”), Cooltech merged with and into Merger Sub (the “Merger”), with Cooltech surviving as a wholly-owned subsidiary of the Company.  As discussed in Note 21, because of the change of control that resulted from the Merger, it was treated as a reverse merger with Cooltech deemed to be acquiring InfoSonics for accounting purposes.  Therefore, the Company’s historical financial statements prior to the Merger reflect those of Cooltech, except for the legal capital of Cooltech which is retroactively adjusted to reflect the legal capital of InfoSonics.

The Company’s consolidated financial statements include assets, liabilities and operating results of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, these unaudited consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly present the Company’s results of operations, financial position and cash flows as of June 30, 2018 and for all periods presented. The results reported in these consolidated financial statements for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full fiscal year of 2018 or for any future period.

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

In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following August 14, 2018, the date the Company’s financial statements were issued. Management considered the Company’s current financial condition and liquidity sources, including current funds and available working capital, forecasted future cash flows and the Company’s conditional and unconditional obligations due before August 14, 2019.  Because the Company has sustained significant losses over the past year and has a substantial amount of debt that has matured and will mature in the coming year, management has substantial doubt that the Company could remain independent and continue as a going concern for the required period of time if it were not able to refinance or restructure its existing debt and raise additional capital to fund its working capital needs. These consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. Stock-Based Compensation

The Company has two stock-based compensation plans: the 2006 Equity Incentive Plan (“2006 Plan”) and the 2015 Equity Incentive Plan (“2015 Plan”), both of which were approved by our stockholders. As of June 30, 2018, options to purchase 5,000 and 3,000 shares were outstanding under the 2006 Plan and the 2015 Plan, respectively, and a total of 36,000 shares were available for grant under the 2015 Plan. No options are available for grant under the 2006 Plan.

The Company’s stock options vest on an annual or a monthly basis. Stock options generally are exercisable for up to seven years after grant, subject to continued employment or service. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Such amount may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three and six months ended June 30, 2018 and 2017, the Company recorded no compensation expense related to options previously granted. Under current U.S. federal tax law, the Company receives a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference that results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

During the six months ended June 30, 2018 and 2017, the Company did not grant any stock options. As of June 30, 2018, because all outstanding stock options were fully vested, there was no unrecognized compensation expense.  During the six months ended June 30, 2018, options on 26,000 shares expired without being exercised.

As of June 30, 2018, a total of 8,000 fully-vested stock options were outstanding with a weighted average exercise price of $29.07 per share and a weighted average remaining contractual life of 2.76 years.

During the quarter ended June 30, 2018, the Company granted a restricted stock award on 42,000 shares with 17,000 shares vesting on the date of grant and the remaining 25,000 shares vesting in four equal installments on the last day of each calendar quarter beginning June 30, 2018.  The total value of the award was $200,000, and compensation expense recorded during the quarter ended June 30, 2018 amounted to $110,000.

In July 2018, subsequent to the end of the quarter, the Company issued 59,000 shares of its common stock valued at $260,000 in consideration for a consulting agreement with a former Board member of the Company.

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

Common shares from the potential exercise of certain options are excluded from the computation of diluted earnings (loss) per share if their exercise prices are greater than the Company’s average stock price for the period. For both the three and six-month periods ended June 30, 2018, the number of such shares excluded were 8,000.  For both the three and six-month periods ended June 30, 2017, the number of such shares excluded were 43,000. There were no in-the-money options for both the three and six-month periods ended June 30, 2018 and 2017 that were required to be excluded from the computation of net loss per share.

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2016 remain open to examination or re-examination. As of June 30, 2018, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

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

NOTE 6. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories. The Company records a reserve against inventories to account for obsolescence and possible price concessions required to liquidate inventories below cost. During the six months ended June 30, 2018, the inventory reserve balance was increased by $1,296,000, primarily as a result of additional reserves taken as a consequence of the decision to discontinue the verykool® brand of products after the closing of the Cooltech Merger. As of June 30, 2018 and December 31, 2017, the inventory reserve was $1,332,000 and $36,000, respectively. Inventory consists of the following (in thousands):

	June 30, 2018 (unaudited)	December 31, 2017 (audited)
Finished goods	$5,451	$1,667
Inventory reserve	(1,332)	(36)
Net inventory	$4,119	$1,631

NOTE 7. Property and Equipment

Property and equipment are primarily located in the United States, Argentina and China and consisted of the following as of the dates presented (in thousands):

	June 30, 2018 (unaudited)	December 31, 2017 (audited)
Machinery and equipment	$414	$51
Furniture and fixtures	172	220
Leasehold improvements	639	376
Subtotal	1,225	647
Less accumulated depreciation	(561)	(256)
Total	$664	$391

Depreciation expense for the three and six months ended June 30, 2018 was $50,000 and $89,000, respectively.  Depreciation expense for the three and six months ended June 30, 2017 was $15,000 and $31,000, respectively.

NOTE 8. Goodwill and Other Intangible Assets

Goodwill

As of June 30, 2018, the balance of goodwill arising from the OneClick Acquisitions on October 1, 2017 described in Note 20, and the acquisition of InfoSonics in the reverse merger described in Note 21, was as follows (in thousands):

	June 30, 2018 (unaudited)	December 31, 2017 (audited)
OneClick International	$4,511	$4,511
OneClick License	1,425	1,425
InfoSonics	3,343	—
Total	$9,279	$5,936

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

Definite-lived Intangible Assets

The Company’s definite-lived intangible assets also arose from the OneClick Acquisitions on October 1, 2017.  These assets and related accumulated amortization consisted of the following as of the dates presented (in thousands):

	June 30, 2018 (unaudited)	December 31, 2017 (audited)
OneClick Tradename	$938	$938
Covenant Not To Compete	258	258
Domain Name	2	2
Subtotal	1,198	1,198
Less accumulated amortization	(189)	(63)
Total	$1,009	$1,135

Amortization expense for the three and six months ended June 30, 2018 amounted to $63,000 and $126,000, respectively.  There was no amortization expense in the prior year periods.

NOTE 9. Accrued Expenses

As of June 30, 2018 and December 31, 2017, accrued expenses consisted of the following (in thousands):

	June 30, 2018 (unaudited)	December 31, 2017 (audited)
Accrued product costs	$301	$—
Accrued coop advertising	26	—
Accrued compensation (wages, benefits, severance, vacation)	1,713	497
Income taxes payable	52	—
Customer deposits and overpayments	994	13
Accrued interest	698	247
Other accruals	271	519
Total	$4,055	$1,276

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

NOTE 11. Notes Payable to Related Parties

Notes payable to related parties consisted of the following as of the dates presented (in thousands):

	June 30, 2018 (unaudited)	December 31, 2017 (audited)
Class B promissory notes	$0	$200
Class C promissory notes	667	667
0% promissory notes due 3/31/19	604	44
8% secured promissory notes due 3/31/19	—	1,050
8% promissory notes due 3/31/19	1,568	2,031
Total face amount	2,839	3,992
Less unamortized discount	(136)	(236)
Total carrying value	2,703	3,756
Amount classified as current	2,703	441
Amount classified as long-term	$—	$3,315

During 2016, the Company issued Class A, B, and C promissory notes. The Class A promissory notes in the amount of $748,000 were paid off in April 2017 and the Class B promissory notes in the amount of $200,000 were paid off in June 2018. The Class B promissory notes were non-interest bearing, and payable upon the closing of an initial public offering of the Company’s common stock (including any reverse merger or similar combination with a publicly traded company in conjunction with a financing transaction) (an “IPO”). The Class C promissory notes are non-interest bearing, and payable on the earlier of (i) the one-year anniversary of the closing of an IPO and (ii) the closing of a post-IPO financing transaction in which the Company receives gross proceeds of at least $10,000,000.  The Class C promissory notes are due on March 12, 2019, one year from the closing of the InfoSonics Merger.  Accretion of discount for the six months ended June 30, 2018 and 2017 amounted to $77,000 and $58,000, respectively.

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

The 8% secured promissory notes were assumed in the October 2017 OneClick Acquisitions described in Note 20.  The notes are secured by the assets of OneClick International and OneClick License pursuant to a security agreement.

NOTE 12. Notes Payable

Notes payable consisted of the following as of the dates presented (in thousands):

	June 30, 2018 (unaudited)	December 31, 2017 (audited)
Class B promissory notes	$—	$100
Class C promissory notes	333	333
10% promissory note due on demand	500	500
8% convertible promissory note due March 2019	450	250
8% secured promissory notes due July/August 2018	1,350	1,350
0% promissory notes due January and March 2018	—	715
0% promissory notes in default	218	261
0% promissory notes due March 2019	155	—
8% promissory notes in default	—	200
12% promissory notes due May 2018	750	—
12% promissory notes due March 2019	495	—
0% convertible notes due January 2021	1,000	—
4% promissory note due April 2021	1,000	—
8% promissory notes due March 2019	1,678	1,776
8% secured promissory notes due March 2019	4,555	3,455
Total face amount	12,484	8,940
Unamortized discount	(251)	(26)
Total carrying value	12,233	8,914
Amount classified as current	10,777	3,374
Amount classified as long-term	$1,456	$5,540

In May 2015, the Company issued a promissory note for $500,000, with interest payable on the first of each month at a rate of 10% per annum, and a maturity date of April 30, 2016. This loan was amended on May 1, 2016 to be due on demand.

During 2016, the Company issued Class B and C promissory notes. The Class B promissory notes in the amount of $100,000 were paid off in June 2018. The Class B promissory notes were non-interest bearing, and payable upon the closing of an initial public offering of the Company’s common stock (including any reverse merger or similar combination with a publicly traded company in conjunction with a financing transaction) (an “IPO”). The Class C promissory notes are non-interest bearing, and payable on the earlier of (i) the one-year anniversary of the closing of an IPO and (ii) the closing of a post-IPO financing transaction in which the Company receives gross proceeds of at least $10,000,000.  The Class C promissory notes are due on March 12, 2019, one year from the closing of the InfoSonics Merger.  Accretion of discount for the six months ended June 30, 2018 and 2017 amounted to $26,000 and $72,000, respectively.

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

The 8% secured promissory notes were assumed in the October 2017 OneClick Acquisitions described in Note 20.  The notes are secured by the assets of OneClick International and OneClick License pursuant to a security agreement.

In January 2018, the Company issued an aggregate of $1,000,000 of 3-year 0% convertible notes and warrants.  The notes are convertible into an aggregate of 570,287 shares of common stock of the Company and the warrants are exercisable for 570,287 shares of common stock of the Company at an exercise price of $9.15 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants, and the conversion feature, which was determined to be a Beneficial Conversion Feature, was recorded at fair value based on the difference between the closing market price of the Company’s stock on the date of the transaction and the implied conversion price in the fair value of the debt.  The valuation assumed a 105% volatility rate of the Company’s common stock, a risk-free interest rate of 2.20% and a credit spread of 7.70%.  The warrants were assigned a value of $127,000 and the conversion feature was assigned a value of $144,000.  The remaining value of $729,000 was assigned to the debt.  The aggregate discount of $271,000 is being amortized to interest expense over the 3-year life of the notes on a straight-line basis.  Accretion of the discount for the six months ended June 30, 2018 amounted to $32,000.

In April 2018, the Company issued a $1,000,000 installment note bearing interest at 4.02% per annum due April 30, 2021.  The note specifies varying monthly payments of principal and interest with annual principal payments of $159,000, $296,000, $359,000 and $186,000 in 2018 through 2021.

NOTE 13. Capital Stock

During the six months ended June 30, 2018, there have been significant transactions related to the capital stock of the Company, both in terms of its common and preferred shares.  The following table presents a summary of the transactions that have occurred during the period in terms of outstanding shares (in thousands):

	Common	Preferred
Beginning balance at December 31, 2017	676	—
Private Placement - March 12, 2018 (See Note 21)	175	—
Cooltech Merger - March 12, 2018 (See Note 21)	1,111	764
Balance at March 31, 2018	1,962	764
Conversions of preferred shares to common	404	(404)
Equity grant (See Note 3)	42	—
Shelf offering in June 2018 (Described below)	885	298
Balance at June 30, 2018	3,293	658

On June 1, 2018, the Company sold 885,346 shares of its common stock and 297,770 shares of its preferred stock in a public offering at $3.01 per share, and concurrently issued privately placed warrants to purchase 1,183,116 shares of common stock at an exercise price of $3.02 per share.  Net proceeds from the offering after expenses amounted to $3,585,000.  The warrants, which have a cashless exercise feature, have a 3-year life and may not be exercised until 6 months from the date of issuance. The fair value of the warrants was estimated on the date of issuance at $1,280,000 using the Black-Scholes pricing model and assuming a risk-free interest rate of 2.61% based on the U.S. Treasury rate then in effect, a 3-year life and an expected volatility of 95% based on the Company’s historical stock price fluctuations for a 3-year period.

The Company’s preferred stock is convertible into common shares on a one-for-one basis at the election of the holder.  During the quarter ended June 30, 2018, holders of 404,000 shares of preferred stock elected to convert their shares into common shares.

NOTE 14. Related Party Transactions

During the three and six months ended June 30, 2018 and 2017, the Company was engaged in non-arm’s length transactions, which were in the normal course of business and were measured at the exchange amount. Transactions included sales of products, purchases of inventory as well as general expenses, reimbursements and sales commissions incurred from related parties. The related parties involved in these transactions included the following:

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

OneClick International LLC – Prior to October 1, 2017, this entity was controlled by certain members of management.  It is now a wholly-owned subsidiary of the Company.

Verablue Caribbean Group SRL – This entity is controlled by certain members of management and is a retailer of consumer electronic products.

There are no long-term arrangements with any of the related parties. Pricing and other material payment terms are determined on a case by case basis. The terms are not materially different than the terms being negotiated with unaffiliated third parties.

Products and services sold by the Company to related parties were as follows for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Nirvana Corp	$—	$206	$—	$421
Smash Technologies LLC	—	—	—	18
Stamax Corp.	—	—	—	36
Verablue Carribbean Group SRL	855	—	1,517	—
OneClick International LLC	—	16	—	16
OneClick License LLC	—	648	—	1,460
Total	$855	$870	$1,517	$1,951

Purchases from, or operating expenses paid to, related parties by the Company were as follows for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Stamax Corp.	$—	$—	$—	$9
Nirvana Corp	—	2	—	6
Smash Technologies LLC	198	31	198	37
OneClick International LLC	—	613	—	613
OneClick License	—	87	—	743
Total	$198	$733	$198	$1,408

NOTE 15. Recent Accounting Pronouncements

Recently Adopted:

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40) -Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” This ASU requires management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the ASU (1) provides a definition of the term substantial doubt, (2) requires an evaluation every reporting period, including interim periods, (3) provides principles for considering the mitigating effect of management’s plans, (4) requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) requires an express statement and other disclosures when substantial doubt is not alleviated, and (6) requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). This standard was effective for the fiscal years ending after December 15, 2016, and for annual periods and interim periods thereafter. As discussed in Note 2 above, the Company adopted this guidance effective January 1, 2017, and determined that as of June 30, 2018, there was substantial doubt that the Company could remain independent and continue as a going concern for the required period of time if it were not able to refinance or restructure its existing debt and raise additional capital to fund its working capital needs.

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

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires that deferred tax liabilities and assets be classified on our Consolidated Combined Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 was effective for non-public business entities the fiscal year commencing after December 15, 2017. The Company adopted this guidance effective January 1, 2018, which adoption did not have an impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. For the Company, ASU 2016-01 was effective for annual reporting periods, including interim reporting periods within those periods, beginning after December 15, 2017, and early adoption is permitted. The Company adopted this guidance effective January 1, 2018, which adoption did not have an impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718), Scope of Modification Accounting.” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions or the classification of the award changes as a result of the change in terms or conditions.  The guidance was effective prospectively for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and early adoption is permitted. The Company adopted this guidance effective January 1, 2018, which adoption did not have an impact on the Company’s consolidated financial statements.

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

Other Accounting Standards Updates not effective until after June 30, 2018 are not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 16.  Segments

The tables below (in thousands) reflect the operating results of the Company’s segments for the reported periods, consistent with the management and measurement system utilized within the Company.  The three segments include (1) the Company’s OneClick retail stores, (2) it’s Cooltech Distribution business and (3) its verykool® product line, that is being phased out and discontinued after the Merger. Performance measurement of each segment is based on sales, gross profit and operating income (loss).  The segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Operating Decision Maker (“CODM”) in determining how to allocate Company resources and evaluate performance.  The CODM is a group of Company executives who comprise the management committee, consisting of the Company’s Chief Executive Officer, Chief Sales and Marketing Officer, Chief Operating Office and Chief Financial Officer.

	OneClick Retail Stores	Cooltech Distribution	Verykool Products	Total Segments
Three months ended June 30, 2018:
Net sales	$3,065	$3,146	$3,174	$9,385
Gross profit (loss)	$805	$305	$(118)	$992
Operating loss	$(986)	$(220)	$(664)	$(1,870)

Three months ended June 30, 2017:
Net sales	$-	$2,982	$-	$2,982
Gross profit	$-	$148	$-	$148
Operating loss	$-	$(221)	$-	$(221)

Reconciliation of Operating Loss to Cool Holdings as Reported:
	Three Months Ended
	June 30,
	2018	2017
Operating loss:
Total reportable segments	$(1,870)	$(221)
Unallocated expenses	(1,231)	(389)
Total consolidated operating loss	$(3,101)	$(610)

	OneClick Retail Stores	Cooltech Distribution	Verykool Products	Total Segments
Six months ended June 30, 2018:
Net sales	$5,644	$4,660	$4,405	$14,709
Gross profit (loss)	$1,651	$441	$34	$2,126
Operating loss	$(2,046)	$(588)	$(920)	$(3,554)

Six months ended June 30, 2017:
Net sales	$-	$5,792	$-	$5,792
Gross profit	$-	$269	$-	$269
Operating loss	$-	$(286)	$-	$(286)

Reconciliation of Operating Loss to Cool Holdings as Reported:
	Six Months Ended
	June 30,
	2018	2017
Operating loss:
Total reportable segments	$(3,554)	$(286)
Unallocated expenses	(2,066)	(848)
Total consolidated operating loss	$(5,620)	$(1,134)

NOTE 17. Geographic Information

Fixed assets are principally located in Company or third-party facilities in the United States, with immaterial amounts located in Argentina and Asia. The unaudited net sales by geographical area for the three and six months ended June 30, 2018 and 2017 were (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Central America	$714	$85	$1,003	$466
South America	2,876	972	4,958	1,442
Mexico	1,090	—	1,658	—
Caribbean	831	559	1,669	559
EMEA	125	—	125	295
Canada	—	—	—	14
United States	3,749	1,366	5,296	3,016
Total	$9,385	$2,982	$14,709	$5,792

NOTE 18. Commitments and Contingencies

The Company has in the past and may in the future become involved in certain legal proceedings and claims which arise in the normal course of business.  As of the filing date of this report, the Company did not have any significant litigation outstanding.

NOTE 19. Fair Value of Financial Instruments

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

The Company’s cash, cash equivalents are measured at fair value in the Company’s consolidated financial statements and are valued using unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs under ASC 820). The carrying amount of our accounts receivable, other trade accounts receivable, prepaid expenses, accounts payable, accrued expenses, notes payable to related parties and notes payable reported in the consolidated balance sheets approximates fair value because of the short maturity of those instruments. During the three months ended June 30, 2018, the Company made an investment in a publicly traded equity security which is classified in other long-term assets on the consolidated balance sheet.  The investment is carried at market value, which amounted to $331,000 at June 30, 2018.

At June 30, 2018 and December 31, 2017, the Company did not have any material applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.

NOTE 20. Acquisition of OneClick

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

In the acquisition of OneClick International, the Company issued promissory notes in the aggregate face amount of $2,996,000 ($2,812,000 net of debt discount) and assumed liabilities of $11,963,000.  A preliminary purchase price allocation of the net assets acquired in the transaction is as follows (in thousands):

Cash	$1,072
Accounts receivable and due from related parties	6,358
Inventory	1,648
Fixed assets	321
Intangibles	866
Goodwill	4,510
Accounts payable and due to related parties	(6,530)
Notes payable	(5,433)
Total	$2,812

In the acquisition of OneClick License, the Company issued promissory notes in the aggregate face amount of $562,000 ($526,000 net of debt discount) and cancelled liabilities of the members to the Company in the aggregate amount of $796,000.  A preliminary purchase price allocation of the net assets acquired in the transaction is as follows (in thousands):

Cash	$45
Accounts receivable	277
Inventory	275
Fixed assets	44
Intangibles	330
Goodwill	1,425
Other assets	483
Accounts payable	(756)
Notes payable	(798)
Other liabilities	(3)
Total	$1,322

NOTE 21. Merger with Cooltech

On July 25, 2017, the Company entered into an Agreement and Plan of Merger (as amended “Merger Agreement”) by and among the Company, Cooltech Holding Corp. (“Cooltech”), and the Company’s wholly-owned subsidiary, InfoSonics Acquisition Sub, Inc. (“Merger Sub”), pursuant to which Cooltech would merge with and into the Merger Sub (the “Merger”), with Cooltech surviving as a wholly-owned subsidiary of the Company.  After approval by the Company’s stockholders at a Special Meeting held on March 7, 2018, the Merger closed on March 12, 2018.  The Merger involved a series of transactions and events as described below.

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

The original Merger Agreement contemplated that the Merger consideration would be 2,500,000 shares of the Company’s common stock.  However, in late December 2017 it was determined that Cooltech would be unable to obtain the audited financial statements required by the SEC for an entity that it had acquired in October 2017.  The entity, Unitron del Caribe S.A. (“Unitron”), is a company operating OneClick stores in the Dominican Republic.  Consequently, it was determined that the acquisition would be unwound and the Merger Agreement was amended to reduce the merger consideration by 25%, or 625,000 shares, to 1,875,000 shares.  On January 5, 2018, Cooltech and a third-party seller (the “Seller”) entered into a settlement agreement to unwind the transaction pursuant to which Cooltech agreed to return to the Seller the assets of Unitron on an as-is where-is basis (the “Unitron Assets”), and the Seller agreed to return an aggregate sum of $4,568,000. Concurrently, Cooltech entered into an option agreement (the “Option Agreement”) pursuant to which it was granted the sole, exclusive and irrevocable right and option to acquire the Unitron Assets (the “Option”).  The Option is exercisable during the period of time beginning March 12, 2018, the effective date of the Merger, and ending on January 5, 2019 (the “Option Period”), unless sooner terminated or extended in accordance with the terms of the Agreement. Upon exercise of the Option, and in consideration for receipt of the Unitron Assets, Cooltech shall pay an aggregate sum of $4,568,000, subject to adjustment as set forth therein, in the form of cancellation of certain indebtedness owed to Cooltech by the grantor of the Option and assumption of certain liabilities of Unitron. Also, shareholders of Cooltech shall receive an aggregate of 625,000 shares of InfoSonics common stock (including securities convertible into common stock), provided all necessary approvals as set forth in the Merger Agreement have been obtained.  At June 30, 2018, advances to the grantor totaling $3,700,000 are included in Other Accounts Receivable on the balance sheet of the Company.  Such advances do not specify any terms of repayment or interest.  Should the Company fail to exercise the Option and complete the acquisition, the advances would become due on demand.  The Company considers these amounts fully collectible.

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

Cash	$1,266
Private placement proceeds	1,750
Accounts receivable	2,692
Inventory	3,190
Prepaid assets	1,454
Fixed assets	58
Goodwill	3,343
Other assets	28
Accounts payable	(2,746)
Accrued expenses	(2,396)
Long-term convertible debt	(735)
Total	$7,904

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

Because the Merger was deemed to be a reverse merger, although InfoSonics was the legal acquiror of Cooltech, Cooltech was deemed to be acquiring InfoSonics for accounting purposes.  As a consequence, our historical financial statements prior to the Merger presented in these and in future financial statements reflect those of Cooltech, except for the legal capital of Cooltech which is retroactively adjusted to reflect the legal capital of InfoSonics.  To clarify, our consolidated results for the six months ended June 30, 2018 include the results of Cooltech for the full period combined with the results of the verykool® legacy business for the period from March 13, 2018 to June 30, 2018.

The Business Overview below presents our new business model without mention of the verykool® legacy business that we are winding down.

Business Overview

Our strategy is to focus our investments on premium retail brands that have the potential for accelerated profitable growth which can ultimately translate into attractive returns for our shareholders.  Our investments may be deployed through stock or asset acquisitions of an entire entity, or via majority or minority interests depending on the opportunity.

Currently, we are a retailer and wholesaler of consumer electronics focused on the operation and expansion of our OneClick® retail stores in the United States, Latin America and Canada.  As an Apple Premier Partner, we work with Apple to develop our network of OneClick stores in locations and markets where Apple has limited or no presence.  In our stores, we sell all Apple and Apple-approved products and accessories, including accessories that we source from independent third parties.  We also provide repair service for Apple products and are one of the select authorized third-parties that Apple entrusts with its proprietary machines used to repair or replace damaged iPhone screens.  Retail customers may book a repair appointment at one of our OneClick stores directly through the Apple website.

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

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of net sales for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.4%	95.0%	85.5%	95.4%
Gross profit	10.6%	5.0%	14.5%	4.6%
Selling, general and administrative expenses	43.6%	25.4%	52.7%	24.2%
Operating loss	(33.0%)	(20.5%)	(38.2%)	(19.6%)
Other expense:
Interest, net	(3.5%)	(1.9%)	(3.9%)	(3.2%)
Other income (expense)	5.1%	(0.3%)	3.3%	(0.2%)
Loss before provision for income taxes	(31.4%)	(22.7%)	(38.8%)	(22.9%)
Provision for income taxes	0.0%	0.0%	0.0%	0.0%
Net loss	(31.4%)	(22.7%)	(38.8%)	(22.9%)

Three months ended June 30, 2018 compared with three months ended June 30, 2017

Net Sales

For the three months ended June 30, 2018, our net sales amounted to $9,385,000, an increase of $6,403,000, or 215%, from $2,982,000 in the same period last year. Sales generated during the quarter by our OneClick stores in Argentina and the U.S., that we acquired on October 1, 2017, amounted to approximately $3.1 million in incremental sales compared to the prior year period.  Sales of verykool products, post our March 12, 2018 merger with InfoSonics, amounted to approximately $3.2 million during the quarter.  Distribution sales during the quarter increased approximately $0.1 million compared to the same period last year.

Gross Profit and Gross Margin

For the three months ended June 30, 2018, our gross profit amounted to $992,000, an increase of $844,000, or 570%, from $148,000 in the same period last year. Our gross profit margin for the three months ended June 30, 2018 was 10.6%, a significant improvement from 5.0% in the same period last year. This is attributable to the fact that our prior year business was limited to distribution sales, whereas the current year includes sales and margin from our OneClick retail stores acquired October 1, 2017.  The gross profit margin generated during the quarter by our U.S. stores was 25.1% and our Argentina stores reported a 26.7% margin.  Partially offsetting the higher margins of our retail stores, sales of verykool products during the quarter generated a 3.7% loss as we liquidated remaining inventories.

Operating Expenses

For the three months ended June 30, 2018, total operating expenses amounted to $4,093,000, an increase of $3,335,000, or 440%, from $758,000 in the same period last year. The increase resulted primarily from the addition of operating expenses of all our OneClick stores acquired October 1, 2017 and post-merger expenses of our verykool business.

Other Income (Expense)

Interest expense for the three months ended June 30, 2018 amounted to $325,000, and increase of $268,000, or 470%, over the same period last year.  The increase is related to interest on the acquisition and assumed debt in connection with the acquisitions of OneClick License and OneClick International, as well as debt incurred for store expansion and working capital over the last year. Other income of $482,000 during the quarter consisted primarily of a $503,000 gain on sale of a patent portfolio by a new subsidiary in Canada acquired in June 2018.  This gain was partially offset by a $24,000 mark-to-market loss on an investment security.

Provision for Income Taxes

Because of our operating losses, our tax provisions for the three months ended June 30, 2018 and 2017 were nil.

Six months ended June 30, 2018 compared with six months ended June 30, 2017

Net Sales

For the six months ended June 30, 2018, our net sales amounted to $14,709,000, an increase of $8,917,000, or 154%, from $5,792,000 in the same period last year. Sales generated during the six-month period by our OneClick stores, that we acquired on October 1, 2017, amounted to approximately $5.6 million in incremental sales compared to the prior year period.  Sales of verykool products during the post-merger period from March 13, 2018 through June 30, 2018 amounted to approximately $4.4 million.  Partially offsetting these increases was a reduction of approximately $1.1 million in distribution sales compared to the same period last year.

Gross Profit and Gross Margin

For the six months ended June 30, 2018, our gross profit amounted to $2,126,000, an increase of $1,857,000, or 690%, from $269,000 in the same period last year. Our gross profit margin for the six months ended June 30, 2018 was 14.5%, a significant improvement from 4.6% in the same period last year. This is attributable to the fact that our prior year business was limited to distribution sales, whereas the current year includes sales and margin from our OneClick retail stores acquired October 1, 2017.  The gross profit margin generated by our U.S. stores was 29.9% and our Argentina stores reported a 29.0% margin.  Sales of verykool products during the post-merger period from March 13, 2018 through June 30, 2018 generated a 0.8% gross margin, reflecting losses in the three months ended June 30, 2018 to liquidate remaining inventories.

Operating Expenses

For the six months ended June 30, 2018, total operating expenses amounted to $7,746,000, an increase of $6,343,000, or 452%, from $1,403,000 in the same period last year. The increase resulted primarily from the addition of operating expenses of all our OneClick stores acquired October 1, 2017, post-merger expenses of our verykool business and professional and legal fees related to the Merger.

Other Income (Expense)

Interest expense for the six months ended June 30, 2018 amounted to $572,000, and increase of $386,000, or 208%, from $186,000 in the same period last year.  The increase is related to interest on the acquisition and assumed debt in connection with the acquisitions of OneClick License and OneClick International, as well as debt incurred for store expansion and working capital over the last year. Other income of $482,000 during the period consisted primarily of a $503,000 gain on sale of a patent portfolio by a new subsidiary in Canada acquired in June 2018.  This gain was partially offset by a $24,000 mark-to-market loss on an investment security.

Provision for Income Taxes

Because of our operating losses, our tax provisions for the six months ended June 30, 2018 and 2017 were nil.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies, most importantly the Argentine peso and the Mexican peso, to the U.S. dollar affect our financial results and financial position. With the exception of Argentina and Mexico, where we denominate sales in local currencies, all other sales are denominated in U.S. dollars. Over the last two years, the strength of the U.S. dollar versus these foreign currencies has resulted in assets and liabilities denominated in our foreign subsidiaries being translated into less U.S. dollars in our consolidated financial statements. During the six months ended June 30, 2018, we recorded an aggregate foreign currency loss of $788,000, due primarily to a 40% weakening of the Argentine peso in the three months ended June 30, 2018.  At June 30, 2018, the balance in our accumulated other comprehensive loss account amounted to $916,000.

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

Liquidity and Capital Resources

We are in the early stages of executing our strategy.  We have been working to assemble our management team and corporate infrastructure while we grow through acquisition and organic growth.  Because we have not been profitable and do not have a bank line of credit, and our two primary sources of funding have been the sale of debt and equity securities.  We expect this situation will continue until we are able to grow our network of retail stores to a level where we can achieve sustained profitability, after which we will seek traditional working capital funding from commercial banking and other lending institutions.  During the quarter ended June 30, 2018, we raised $3.6 million in a sale of stock.  We are currently formulating plans to convert most of our currently outstanding debt to equity.  In addition, we are planning an additional offering of stock which we anticipate completing during the quarter ending September 30, 2018.

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

Interest Rates

We are exposed to market risk from changes in interest rates on balances owed to certain of our manufacturing vendors. At June 30, 2018, we owed $2.0 million to these vendors which could be affected by changes in short-term interest rates.  The annual interest rates on these balances was 8%, which was negotiated individually with each lender and was not tied to any particular index. For every 1% increase in the negotiated rate, our interest expense would increase by approximately $20,000, assuming the same $2.0 million remained outstanding for the entire year.  Our other debt bears interest at fixed rates, and would not be affected by changes in short-term rates.

Foreign Exchange and Other Risks

All of our sales transactions are denominated in U.S. dollars with the exception of sales in our stores in Argentina, which are priced in Argentine pesos, and sales to our distribution customers in Mexico, which are exposed to the Mexican peso. At June 30, 2018 and December 31, 2017, foreign currency cash accounts in Argentine pesos amounted to $48,000 and $75,000, respectively, and foreign currency cash accounts in Mexican pesos amount to $5,000 at June 30, 2018.  At June 30, 2018 and December 31, 2017, accounts receivable denominated in Argentine pesos amounted to $829,000 and $413,000, respectively, and accounts receivable denominated in Mexican pesos amounted to $73,000 at June 30, 2018. Substantially all of our product costs are denominated in U.S. dollars, while operating costs at our OneClick stores in Argentina are denominated in Argentine pesos and we have small amounts of operating costs in Mexico and China that are denominated in Mexican pesos and Chinese Yuan Renminbi, respectively.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our second quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related To Our Business

We reported a net loss for the six months ended June 30, 2018 and for the full year 2017.  If we are unable to achieve sustained profitability, our business may not be financially viable.

For the six months ended June 30, 2018, we reported a net loss of $5.7 million.  For the full year ended December 31, 2017, we reported a net loss of $7.5 million.  While we have significant expansion plans to attain and maintain profitability, if we do not succeed, our business may not be sustainable in the future.

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

Risks Related To Our Common Stock

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

The price of our stock, as well as the stock market in general, has been highly volatile. The market price of our common stock during the period from January 1, 2017 through March 12, 2018 (the date of the Merger) fluctuated between $26.00 and $6.00 (as adjusted for our reverse stock splits).  During the period from March 13, 2018 through August 10, 2018, our stock price fluctuated between $9.80 and $2.70.  We expect that our stock price is likely to remain volatile. Investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial (potentially total) loss on their investment. In addition, an active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares.

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

InfoSonics Corporation

Date: August 14, 2018	By:	/s/ Mauricio Diaz
Mauricio Diaz
Chief Executive Officer

Date: August 14, 2018	By:	/s/ Alfredo Carrasco
Alfredo Carrasco
Chief Financial Officer