Form 10-Q
period 2018-09-30
Cool Holdings, Inc.
filed 2018-11-14
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 14, 2018, the Registrant had 7,792,918 shares outstanding of its $0.001 par value common stock.

Cool Holdings, Inc.

FORM 10-Q

For quarterly period ended September 30, 2018

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cool Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$7,137	$2,514	$21,846	$8,714
Cost of sales	6,047	2,264	18,630	8,194
Gross profit	1,090	250	3,216	520
Selling, general and administrative expenses	4,604	3,990	12,350	5,373
Operating loss	(3,514)	(3,740)	(9,134)	(4,853)
Other expense:
Interest, net	(506)	(221)	(1,078)	(422)
Other income, net	509	128	991	113
Loss before provision for income taxes	(3,511)	(3,833)	(9,221)	(5,162)
Provision for income taxes	(220)	—	(220)	—
Net loss	$(3,731)	$(3,833)	$(9,441)	$(5,162)
Net loss per share (basic and diluted)	$(0.71)	$(6.05)	$(3.25)	$(8.68)
Basic and diluted weighted-average number of common shares outstanding	5,270	633	2,909	595
Comprehensive loss:
Net loss	$(3,731)	$(3,833)	$(9,441)	$(5,162)
Foreign currency translation adjustments	—	—	(788)	—
Comprehensive loss	$(3,731)	$(3,833)	$(10,229)	$(5,162)

Accompanying notes are an integral part of these consolidated financial statements.

Cool Holdings, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,000	$346
Restricted cash	2,012	1,008
Trade accounts receivable, net of allowance for doubtful accounts of $675 and $18, respectively	1,553	8,495
Other accounts receivable	1,459	3,361
Inventory	3,684	1,631
Prepaid assets	830	11
Total current assets	10,538	14,852
Property and equipment, net	1,066	391
Intangibles, net	1,018	1,135
Goodwill	15,469	5,936
Other assets	589	138
Total assets	$28,680	$22,452
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,037	$10,841
Accrued expenses	3,367	1,276
Notes payable to related parties	400	441
Notes payable	3,059	3,374
Subscriptions payable	1,220	—
Total current liabilities	12,083	15,932
Long-term liabilities:
Notes payable to related parties	—	3,315
Notes payable	2,988	5,540
Total long-term liabilities	2,988	8,855
Total liabilities	15,071	24,787
Commitments and Contingencies (Note 19)
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000 shares authorized; 438 shares issued and outstanding as of September 30, 2018; no shares issued and outstanding as of December 31, 2017.	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 7,678 and 676 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively.	8	1
Additional paid-in capital common stock	33,808	7,578
Accumulated other comprehensive loss	(980)	(128)
Accumulated deficit	(19,227)	(9,786)
Total stockholders’ equity (deficit)	13,609	(2,335)
Total liabilities and stockholders’ equity	$28,680	$22,452

Accompanying notes are an integral part of these consolidated financial statements.

Cool Holdings, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(9,441)	$(5,162)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	333	44
Accretion of debt discount	461	194
Provision for bad debts	58	37
Stock-based compensation	270	2,938
Promissory notes fair value adjustment	—	397
Provision for obsolete inventory	(160)	(8)
Mark-to-market of investment security	(9)	—
(Increase) decrease in:
Trade accounts receivable	7,359	2,967
Accounts receivable related parties	—	(3,744)
Other accounts receivable	3,987	(10)
Inventory	2,564	(134)
Prepaid assets	830	(7)
Other assets	251	—
(Decrease) increase in:
Accounts payable	(9,379)	(3,228)
Accrued expenses	265	1,222
Net cash used in operating activities	(2,611)	(4,494)
Cash flows used in investing activities:
Purchase of property and equipment	(424)	(3)
Purchase of intangible assets	—	(2)
Purchase of investment securities	(355)	—
Increase in restricted cash	(1,004)	—
Cash acquired in acquisition of Cooltech Canada	21	—
Acquisition of Unitron assets, net of cash acquired	(1,432)	—
Cash acquired in reverse merger with Cooltech	1,264	—
Net cash used in investing activities	(1,930)	(5)
Cash flows from financing activities:
Proceeds from issuance of notes payable	3,255	2,170
Payment of notes payable	(2,014)	(2,998)
Subscriptions payable	1,220	—
Sale of common stock, net of offering costs	3,585	4,641
Non-controlling interest in subsidiary	—	4
Net cash provided by financing activities	6,046	3,817
Effect of exchange rate changes on cash	(851)	—
Net increase (decrease) in cash and cash equivalents	654	(682)
Cash and cash equivalents, beginning of period	346	736
Cash and cash equivalents, end of period	$1,000	$54
Cash paid for interest	$144	$90
Cash paid for income taxes	$—	$—

Non-cash financing activities:
Conversion of notes payable to related parties to equity	$2,839	$—
Conversion of notes payable to equity	$8,180	$—
Conversion of accrued interest to equity	$426	$—
Conversion of accounts payable to equity	$1,023	$—

Accompanying notes are an integral part of these consolidated financial statements.

Cool Holdings, Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2018

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

On March 12, 2018, pursuant to an Agreement and Plan of Merger (as amended “Merger Agreement”) by and among the Company, Cooltech Holding Corp. (“Cooltech”), and the Company’s wholly-owned subsidiary, InfoSonics Acquisition Sub, Inc. (“Merger Sub”), Cooltech merged with and into Merger Sub (the “Merger”), with Cooltech surviving as a wholly-owned subsidiary of the Company.  As discussed in Note 22, because of the change of control that resulted from the Merger, it was treated as a reverse merger with Cooltech deemed to be acquiring InfoSonics for accounting purposes.  Therefore, the Company’s historical financial statements prior to the Merger reflect those of Cooltech, except for the legal capital of Cooltech which is retroactively adjusted to reflect the legal capital of InfoSonics.

The Company’s consolidated financial statements include assets, liabilities and operating results of its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

In the opinion of management, these unaudited consolidated financial statements reflect all normal recurring adjustments considered necessary to fairly present the Company’s results of operations, financial position and cash flows as of September 30, 2018 and for all periods presented. The results reported in these consolidated financial statements for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full fiscal year of 2018 or for any future period.

At September 30, 2018, six of the Company’s seventeen OneClick retail stores were located in Argentina. The inflation rate in Argentina increased dramatically in the latter part of 2017 and the first quarter of 2018.  On May 16, 2018, the Center for Audit Quality in the United States categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100%.  As a consequence, beginning July 1, 2018, Argentina is classified as a “highly inflationary” country, which requires the Company to record gains or losses in the Argentine peso through its income statement rather than through the other comprehensive loss account on its balance sheet.

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

In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following November 14, 2018, the date the Company’s financial statements were issued. Management considered the Company’s current financial condition and liquidity sources, including current funds and available working capital, forecasted future cash flows and the Company’s conditional and unconditional obligations due before November 14, 2019.  Because the Company has sustained significant losses over the past year and has a substantial amount of debt that has matured and will mature in the coming year, management has substantial doubt that the Company could remain independent and continue as a going concern for the required period of time if it were not able to refinance or restructure its existing debt and raise additional capital to fund its working capital needs. These consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. Stock-Based Compensation

The Company has two stock-based compensation plans: the 2006 Equity Incentive Plan (“2006 Plan”) and the 2015 Equity Incentive Plan (“2015 Plan”), both of which were approved by our stockholders. As of September 30, 2018, options to purchase 4,000 and 3,000 shares were outstanding under the 2006 Plan and the 2015 Plan, respectively, and 1,000 options are available for grant under either Plan.  The Company intends to seek shareholder approval at its upcoming Annual Shareholder Meeting to replenish the shares available under the 2015 Plan.

The Company’s stock options vest on an annual or a monthly basis. Stock options generally are exercisable for up to seven years after grant, subject to continued employment or service. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Such amount may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three and nine months ended September 30, 2018 and 2017, the Company recorded no compensation expense related to options previously granted. Under current U.S. federal tax law, the Company receives a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference that results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

During the nine months ended September 30, 2018 and 2017, the Company did not grant any stock options. As of September 30, 2018, because all outstanding stock options were fully vested, there was no unrecognized compensation expense.  During the nine months ended September 30, 2018, options on 26,000 shares expired without being exercised.

As of September 30, 2018, a total of 8,000 fully-vested and exercisable stock options were outstanding with a weighted average exercise price of $29.07 per share and a weighted average remaining contractual life of 2.51 years.

During the quarter ended June 30, 2018, the Company granted a restricted stock award on 42,000 shares with 17,000 shares vesting on the date of grant and the remaining 25,000 shares vesting in four equal installments on the last day of each calendar quarter beginning June 30, 2018.  The total value of the award was $200,000.  During the quarter ended September 30, 2018, the Company granted a fully vested stock award of 59,000 shares of its common stock valued at $260,000.  Total stock-based compensation expense recorded in three and nine-month periods ended September 30, 2018 amounted to $130,000 and $270,000, respectively.  At September 30, 2018, a total of $190,000 remains in prepaid assets related to these two grants.

NOTE 4. Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings per share are computed similarly to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common share equivalents are excluded from the computation if their effect is anti-dilutive. The Company’s common share equivalents consist of convertible preferred stock, stock options and warrants.

Common shares from the potential exercise of certain options and warrants are excluded from the computation of diluted earnings (loss) per share if their exercise prices are greater than the Company’s average stock price for the period. For both the three and nine-month periods ended September 30, 2018, the number of such shares excluded were 164,000.  For both the three and nine-month periods ended September 30, 2017, the number of such shares excluded were 43,000. For the three and nine-month periods ended September 30, 2018, the number of in-the-money warrants excluded from the computation of net loss per share because their inclusion would have been anti-dilutive amount to 4,583,000, and the number of preferred shares excluded was 438,000.  There were no in-the-money options or warrants for both the three and nine-month periods ended September 30, 2018 and 2017 that were required to be excluded from the computation of net loss per share.

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2004 through 2016 remain open to examination or re-examination. As of September 30, 2018, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

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

NOTE 6. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or market and consists primarily of cellular phones and cellular phone accessories. The Company records a reserve against inventories to account for obsolescence and possible price concessions required to liquidate inventories below cost. During the nine months ended September 30, 2018, the inventory reserve balance was increased by $272,000. As of September 30, 2018 and December 31, 2017, the inventory reserve was $272,000 and $36,000, respectively. Inventory consists of the following (in thousands):

	September 30, 2018 (unaudited)	December 31, 2017 (audited)
Finished goods	$3,956	$1,667
Inventory reserve	(272)	(36)
Net inventory	$3,684	$1,631

NOTE 7. Property and Equipment

Property and equipment are primarily located in the United States, Argentina and the Dominican Republic and consisted of the following as of the dates presented (in thousands):

	September 30, 2018 (unaudited)	December 31, 2017 (audited)
Machinery and equipment	$223	$51
Furniture and fixtures	144	220
Leasehold improvements	1,131	376
Subtotal	1,498	647
Less accumulated depreciation	(432)	(256)
Total	$1,066	$391

Depreciation expense for the three and nine months ended September 30, 2018 was $51,000 and $140,000, respectively.  Depreciation expense for the three and nine months ended September 30, 2017 was $17,000 and $44,000, respectively.

NOTE 8. Goodwill and Other Intangible Assets

Goodwill

The balance of goodwill arising from the OneClick Acquisitions on October 1, 2017 described in Note 21, the acquisition of InfoSonics in the reverse merger described in Note 22 and the Unitron acquisition described in Note 24, was as follows as of the dates presented (in thousands):

	September 30, 2018 (unaudited)	December 31, 2017 (audited)
OneClick International	$4,511	$4,511
OneClick License	1,425	1,425
InfoSonics	3,343	—
Unitron	6,190	—
Total	$15,469	$5,936

There were no indicators of impairment identified as a result of the Company’s review of events and circumstances related to its goodwill subsequent to the Acquisitions.

Definite-lived Intangible Assets

The Company’s definite-lived intangible assets arose from the acquisitions of OneClick and Unitron.  These assets and related accumulated amortization consisted of the following as of the dates presented (in thousands):

	September 30, 2018 (unaudited)	December 31, 2017 (audited)
Tradenames	$968	$938
Covenants Not To Compete	304	258
Domain Name	2	2
Subtotal	1,274	1,198
Less accumulated amortization	(256)	(63)
Total	$1,018	$1,135

Amortization expense for the three and nine months ended September 30, 2018 amounted to $67,000 and $193,000, respectively.  There was no amortization expense in the prior year periods.  The OneClick trade name is being amortized over 60 months and the covenants not to compete are being amortized over 44 to 48 months.  Amortization expense for the years ending December 31, 2018 through 2022 will be $266,000, $285,000, $265,000, $248,000 and $145,000.

NOTE 9. Accrued Expenses

As of September 30, 2018 and December 31, 2017, accrued expenses consisted of the following (in thousands):

	September 30, 2018 (unaudited)	December 31, 2017 (audited)
Accrued product costs	$169	$—
Accrued compensation (wages, benefits, severance, vacation)	1,407	497
Customer deposits and overpayments	1,003	13
Accrued interest	217	247
Accrued taxes	220	—
Other accruals	351	519
Total	$3,367	$1,276

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

NOTE 11. Subscriptions Payable

In September 2018, the Company received $1,220,000 from investors pursuant to subscription agreements which have not yet been finalized.  The Company expects to finalize the subscription agreements in the near future with a structure that would result in this amount becoming one-year convertible promissory notes with some form of warrant coverage.

NOTE 12. Notes Payable to Related Parties

Notes payable to related parties consisted of the following as of the dates presented (in thousands):

	September 30, 2018 (unaudited)	December 31, 2017 (audited)
Class B promissory notes	$—	$200
Class C promissory notes	—	667
0% promissory notes due 3/31/19	—	44
8% secured promissory notes due 3/31/19	—	1,050
8% promissory notes due 3/31/19	—	2,031
Promissory notes due 10/1/18	400	—
Total face amount	400	3,992
Less unamortized discount	—	(236)
Total carrying value	400	3,756
Amount classified as current	400	441
Amount classified as long-term	$—	$3,315

 On August 15, 2018, as described in Note 14, the Company entered into debt exchange agreements with all previous holders of related party promissory notes then outstanding, which resulted in an extinguishment of the related debt by conversion into common stock of the Company at market value of the securities with no gain or loss recognized.

On September 27, 2018, the Company issued a short-term promissory note in the amount of $400,000 payable to one of its executive officers.  The note was due and repaid on October 1, 2018, together with a loan fee of $4,000.

NOTE 13. Notes Payable

Notes payable consisted of the following as of the dates presented (in thousands):

	September 30, 2018 (unaudited)	December 31, 2017 (audited)
Class B promissory notes	$—	$100
Class C promissory notes	—	333
10% promissory note due on demand	—	500
8% convertible promissory note due March 2019	250	250
8% secured promissory notes due July/August 2018 in default	600	1,350
0% promissory notes due January and March 2018	—	715
0% promissory notes due May 2018 in default	218	261
8% promissory notes in default	—	200
8% promissory notes due March 2019	—	1,776
8% secured promissory notes due March 2019	—	3,455
0% convertible notes due January 2021	275	—
4% promissory note due April 2021	1,000	—
0% promissory note due November 2018	789	—
0% promissory note due April 2019	868	—
8% promissory note due March 2021	2,107	—
Total face amount	6,107	8,940
Unamortized discount	(60)	(26)
Total carrying value	6,047	8,914
Amount classified as current	3,059	3,374
Amount classified as long-term	$2,988	$5,540

On August 15, 2018, as described in Note 14, the Company entered into debt exchange agreements with a number of holders of promissory notes then outstanding, which resulted in an extinguishment of the related debt by conversion into common stock of the Company at market value of the securities with no gain or loss recognized.  Unamortized discount of $163,000 related to $725,000 face value of the 0% convertible notes due January 2021 that was included in the exchange was recorded as accretion expense during the period and is included in interest expense for the period.

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

The 8% secured promissory notes were assumed in the October 2017 OneClick Acquisitions described in Note 21.  The notes, which are secured by the assets of OneClick International and OneClick License pursuant to a security agreement, were in default at September 30, 2018, but were repaid in November 2018.

The 0% promissory notes due in May 2018 were assumed in the October 2017 OneClick License Acquisition described in Note 21.  The notes were in default at September 30, 2018, but were repaid in November 2018.

In January 2018, the Company issued an aggregate of $1,000,000 of 3-year 0% convertible notes and warrants.  The notes are convertible into an aggregate of 570,287 shares of common stock of the Company and the warrants are exercisable for 570,287 shares of common stock of the Company at an exercise price of $9.15 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants, and the conversion feature, which was determined to be a Beneficial Conversion Feature, was recorded at fair value based on the difference between the closing market price of the Company’s stock on the date of the transaction and the implied conversion price in the fair value of the debt.  The valuation assumed a 105% volatility rate of the Company’s common stock, a risk-free interest rate of 2.20% and a credit spread of 7.70%.  The warrants were assigned a value of $127,000 and the conversion feature was assigned a value of $144,000.  The remaining value of $729,000 was assigned to the debt.  The aggregate discount of $271,000 is being amortized to interest expense over the 3-year life of the notes on a straight-line basis.  In connection with the debt exchange on August 15, 2018, holders of an aggregate principal amount of $725,000 of the notes converted their notes to common stock, leaving a principal balance of $275,000 outstanding.  The unamortized discount related to the converted notes amounted to $163,000, which amount was recorded as accretion expense in the period.  Excluding this amount, accretion of the discount for the nine months ended September 30, 2018 amounted to $39,000.

In April 2018, the Company issued a $1,000,000 installment note bearing interest at 4.02% per annum due April 30, 2021.  The note specifies varying monthly payments of principal and interest with annual principal payments of $159,000, $296,000, $359,000 and $186,000 in 2018 through 2021.

In July 2018, the Company issued a 0% promissory note in the amount of $1,439,000 to one of its vendors to consolidate accounts payable owed to the vendor.  The note calls for five specified payments in varying amounts due through November 2018.  As of September 30, 2018, the Company had repaid $650,000 of the amount due, leaving $789,000 outstanding, payable $350,000 on October 31, 2018 and $389,000 on November 30, 2018.

In August 2018, in connection with the Unitron acquisition described in Note 24, the Company assumed the remaining balance of $868,000 on 0% promissory notes with $450,000 paid in October 2018 and $418,000 due in April 2019.

In September 2018, the Company entered into a Note Consolidation Agreement with a lender in which 12 promissory notes and associated accrued interest were consolidated into single unsecured 8% promissory note in the principal amount of $2,107,000.  The note is due in a lump sum on March 31, 2021.  Interest compounds annually.  Because the present value of the cash flows under the terms of the new debt instrument was less than 10% different from the present value of the aggregate remaining cash flows under the terms of the original instruments, the debt instruments were not considered to be substantially different and the transaction was not considered a debt extinguishment.

NOTE 14. Capital Stock

During the nine months ended September 30, 2018, there have been significant transactions related to the capital stock of the Company, both in terms of its common and preferred shares.  The following table presents a summary of the transactions that have occurred during the period in terms of outstanding shares (in thousands):

	Common	Preferred
Beginning balance at December 31, 2017	676	—
Private Placement - March 12, 2018 (See Note 22)	175	—
Cooltech Merger - March 12, 2018 (See Note 22)	1,111	764
Balance at March 31, 2018	1,962	764
Conversions of preferred shares to common	404	(404)
Equity grant (See Note 3)	42	—
Shelf offering in June 2018	885	298
Balance at June 30, 2018	3,293	658
3(a)(9) debt exchange	3,110	—
Unitron option exercise (See Note 24)	625	—
4(a)(2) debt exchange	290	—
Conversions of preferred shares to common	220	(220)
Equity grant (See Note 3)	59	—
Warrant exercises	81	—
Balance at September 30, 2018	7,678	438

On June 1, 2018, the Company sold 885,346 shares of its common stock and 297,770 shares of its preferred stock in a public offering at $3.14 per unit, which price included the concurrent private placement of warrants to purchase 1,183,116 shares of common stock at an exercise price of $3.02 per share.  Net proceeds from the offering after expenses amounted to $3,585,000.  The warrants, which have a cashless exercise feature, have a 3-year life and may not be exercised until 6 months from the date of issuance. The fair value of the warrants was estimated on the date of issuance at $1,280,000 using the Black-Scholes pricing model and assuming a risk-free interest rate of 2.61% based on the U.S. Treasury rate then in effect, a 3-year life and an expected volatility of 95% based on the Company’s historical stock price fluctuations for a 3-year period.

On August 15, 2018, the Company entered into debt exchange agreements with twenty-one holders of certain then outstanding promissory notes in the principal amount of $11,019,000 and related accrued interest of $426,000. The aggregate amount owed of $11,445,000 was exchanged into 3,110,000 units at a price of $3.68 per unit (the “Exchange”).  Each unit was comprised of one share of Company common stock and a warrant to purchase one common share at an exercise price of $3.56 per share.  The warrants, which have a cashless exercise feature, are exercisable beginning February 15, 2019 and expire August 15, 2021.  The Exchange was made in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “Act”), as amended, provided by Section 3(a)(9) of the Act.  All of the common stock issued in the transaction were “restricted securities,” as defined in Rule 144(a)(3), promulgated under the Act.  The fair value of the warrants was estimated on the date of issuance at $3,815,000 using the Black-Scholes pricing model and assuming a risk-free interest rate of 2.68% based on the U.S. Treasury rate then in effect, a 3-year life and an expected volatility of 90% based on the Company’s historical stock price fluctuations for a 3-year period.

On August 17, 2018, as discussed in Note 24, the Company exercised an option to acquire the assets of a chain of seven retail electronics stores in the Dominican Republic referred to as the “Unitron Assets.”  The Option Agreement, as amended, was issued on January 5, 2018 as part of the Company’s Merger with Cooltech.  The Option Agreement provided that upon exercise of the Option by the Company, the Cooltech shareholders at the date of the merger would receive 625,000 shares of the Company’s common stock that was originally carved out of the Merger consideration when the Unitron acquisition had to be unwound as a result of the inability to produce pre-acquisition audited financial statements.

On September 13, 2018, the Company entered into release agreements pursuant to which the Company exchanged outstanding obligations to three parties in the aggregate amount of $1,023,000 into 290,000 units at a price of $3.53 per unit (the “Exchange”).  Each unit was comprised of one share of Company common stock and a warrant to purchase one common share at an exercise price of $3.41 per share.  The warrants, which have a cashless exercise feature, are exercisable beginning March 13, 2019 and expire September 13, 2021.  The Exchange was made in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “Act”), as amended, provided by Section 4(a)(2) of the Act.  All of the common stock issued in the transaction were “restricted securities,” as defined in Rule 144(a)(3), promulgated under the Act.  The fair value of the warrants was estimated on the date of issuance at $342,000 using the Black-Scholes pricing model and assuming a risk-free interest rate of 2.68% based on the U.S. Treasury rate then in effect, a 3-year life and an expected volatility of 90% based on the Company’s historical stock price fluctuations for a 3-year period.

The Company’s preferred stock is convertible into common shares on a one-for-one basis at the election of the holder.  During the three and nine months ended September 30, 2018, holders of 220,000 and 624,000 shares, respectively, of preferred stock elected to convert their shares into common shares.

During the three months ended September 30, 2018, holders of 233,000 warrants exercised their warrants at a weighted average price of $11.38 per share in cashless exercise transactions in which the Company issued 81,000 common shares.  At September 30, 2018, warrants on a total of 4,739,371 shares were outstanding at an average exercise price of $3.66 per share, of which 156,543 shares were exercisable at an average exercise price of $11.02.

NOTE 15. Related Party Transactions

During the three and nine months ended September 30, 2018 and 2017, the Company was engaged in non-arm’s length transactions, which were in the normal course of business and were measured at the exchange amount. Transactions included sales of products, purchases of inventory as well as general expenses, reimbursements and sales commissions incurred from related parties. The related parties involved in these transactions included the following:

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

There are no long-term arrangements with any of the related parties. Pricing and other material payment terms are determined on a case by case basis. The terms are not materially different than the terms being negotiated with unaffiliated third parties. At September 30, 2018, there were no amounts outstanding to the above listed related parties.

Products and services sold by the Company to related parties were as follows for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Nirvana Corp	$—	$152	$—	$573
Smash Technologies LLC	2	—	2	18
Stamax Corp.	—	—	—	36
Verablue Carribbean Group SRL	—	245	1,517	245
OneClick International LLC	—	144	—	160
OneClick License LLC	—	73	—	1,533
Total	$2	$614	$1,519	$2,565

Purchases from, or operating expenses paid to, related parties by the Company were as follows for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Stamax Corp.	$—	$—	$—	$9.00
Nirvana Corp	—	—	—	6
Smash Technologies LLC	74	—	272	37
OneClick International LLC	—	143	—	756
OneClick License	—	218	—	961
Total	$74	$361	$272	$1,769

NOTE 16. Recent Accounting Pronouncements

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

NOTE 17.  Segments

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

	OneClick Retail Stores	Cooltech Distribution	Verykool Products	Total Segments
Three months ended September 30, 2018:
Net sales	$3,685	$1,693	$1,759	$7,137
Gross profit (loss)	$1,088	$137	$(135)	$1,090
Operating loss	$(459)	$(364)	$(539)	$(1,362)

Three months ended September 30, 2017:
Net sales	$-	$2,514	$-	$2,514
Gross profit	$-	$250	$-	$250
Operating loss	$-	$(122)	$-	$(122)

Reconciliation of Operating Loss to Cool Holdings as Reported:
	Three Months Ended
	September 30,
	2018	2017
Operating loss:
Total reportable segments	$(1,362)	$(122)
Unallocated expenses	(2,152)	(3,618)
Total consolidated operating loss	$(3,514)	$(3,740)

	OneClick Retail Stores	Cooltech Distribution	Verykool Products	Total Segments
Nine months ended September 30, 2018:
Net sales	$9,329	$6,353	$6,164	$21,846
Gross profit (loss)	$2,739	$578	$(101)	$3,216
Operating loss	$(2,505)	$(952)	$(1,459)	$(4,916)

Nine months ended September 30, 2017:
Net sales	$-	$8,714	$-	$8,714
Gross profit	$-	$520	$-	$520
Operating loss	$-	$(387)	$-	$(387)

Reconciliation of Operating Loss to Cool Holdings as Reported:
	Nine Months Ended
	September 30,
	2018	2017
Operating loss:
Total reportable segments	$(4,916)	$(387)
Unallocated expenses	(4,218)	(4,466)
Total consolidated operating loss	$(9,134)	$(4,853)

Long-lived assets by segment at September 30, 2018 are shown below (in thousands):

	OneClick Retail Stores	Cooltech Distribution	Verykool Products	Total Segments	Corporate	Consolidated
Property and equipment, net	$930	$9	$30	$969	$97	$1,066
Intangibles, net	1,016	2	—	1,018	—	1,018
Goodwill	12,126	—	—	12,126	3,343	15,469
Total	$14,072	$11	$30	$14,113	$3,440	$17,553

NOTE 18. Geographic Information

Long-lived assets are principally located in Company facilities in the United States, Argentina and the Dominican Republic. The unaudited net sales by geographical area for the three and nine months ended September 30, 2018 and 2017 were (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Central America	$622	$142	$1,625	$382
South America	2,077	578	7,035	2,351
Mexico	999	—	2,657	—
Caribbean	1,163	260	2,832	502
EMEA	—	—	125	295
Canada	—	1	—	1
United States	2,276	1,533	7,572	5,183
Total	$7,137	$2,514	$21,846	$8,714

NOTE 19. Commitments and Contingencies

The Company has in the past and may in the future become involved in certain legal proceedings and claims which arise in the normal course of business.  As of the filing date of this report, the Company did not have any significant litigation outstanding.

NOTE 20. Fair Value of Financial Instruments

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

The Company’s cash, cash equivalents and investment in a publicly traded equity security, as further described below, are measured at fair value in the Company’s consolidated financial statements and are valued using unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs under ASC 820). The carrying amount of our trade accounts receivable, other accounts receivable, prepaid assets, accounts payable, accrued expenses, notes payable to related parties and notes payable reported in the consolidated balance sheets approximates fair value because of the short maturity of those instruments. During the three months ended June 30, 2018, the Company made an investment in a publicly traded equity security which is expected to be held for at least a year and is classified in other long-term assets on the consolidated balance sheet.  The investment is carried at market value, which amounted to $364,000 at September 30, 2018.

At September 30, 2018 and December 31, 2017, the Company did not have any material applicable nonrecurring measurements of nonfinancial assets and nonfinancial liabilities.

NOTE 21. Acquisition of OneClick

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

In the acquisition of OneClick International, the Company issued promissory notes in the aggregate face amount of $2,996,000 ($2,812,000 net of debt discount) and assumed liabilities of $11,963,000.  A preliminary purchase price allocation of the net assets acquired in the transaction is as follows (in thousands):

Cash	$1,072
Accounts receivable and due from related parties	6,358
Inventory	1,648
Fixed assets	321
Intangibles	866
Goodwill	4,511
Accounts payable and due to related parties	(6,531)
Notes payable	(5,433)
Total	$2,812

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

NOTE 22. Merger with Cooltech

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

On March 12, 2018, both the Private Placement and the Merger closed.  The Company issued 175,000 common shares and warrants contemplated by the Private Placement and an aggregate of 1,875,000 shares of its common and preferred stock for all of the outstanding capital stock of Cooltech.  Although InfoSonics was the legal acquiror of Cooltech in the Merger, for accounting purposes, Cooltech was considered to be acquiring InfoSonics. Cooltech was determined to be the “accounting acquirer” because after the Merger and above described related transactions: (i) stockholders related to Cooltech own 2,150,000 shares of InfoSonics common stock plus warrants on approximately 389,000 additional shares, which together gives them approximately 82% of the common shares of the Company on a fully-diluted basis, (ii) Cooltech directors now hold a majority of board seats in the combined organization and (iii) Cooltech management hold all key executive management positions in the Company. Consequently, in accordance with the provisions of Accounting Standards Codification Topic 805, “Business Combinations” (“ASC 805”), the Merger has been accounted for as a reverse acquisition using the acquisition method of accounting.

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

Cash	$1,264
Private placement proceeds	1,750
Accounts receivable	2,692
Inventory	3,190
Prepaid assets	1,454
Fixed assets	58
Goodwill	3,343
Other assets	28
Accounts payable	(2,744)
Accrued expenses	(2,396)
Long-term convertible debt	(735)
Total	$7,904

NOTE 23. Acquisition of Cooltech Corp.

On June 1, 2018, the Company exercised an option to acquire all of the outstanding stock of a Canadian shell company called Cooltech Corp. for $1.00.  At the time of the acquisition, Cooltech Corp. had $21,000 in cash and $21,000 of accounts payable, plus entitlement to a pending claim in an intellectual property lawsuit. Subsequent to the acquisition, the company recognized a $503,000 gain on the pending claim in the three months ended June 30, 2018 and an additional $774,000 in the three months ended September 30, 2018.

NOTE 24. Acquisition of Unitron Assets

On August 17, 2018, the Company exercised an option to acquire the assets of a chain of seven retail electronics stores in the Dominican Republic referred to as the “Unitron Assets.”  The Option Agreement, as amended, was issued on January 5, 2018 as part of the Company’s Merger with Cooltech.  The Option Agreement provided that upon exercise of the Option by the Company, the Cooltech shareholders at the date of the merger would receive 625,000 shares of the Company’s common stock that was originally carved out of the Merger consideration when the Unitron acquisition had to be unwound as a result of the inability to produce pre-acquisition audited financial statements.  In the Unitron acquisition, the total consideration amounted to $6,359,000 which consisted of the cancellation of $3,700,000 of previously advanced funds, including $1,450,000 of funds advanced during the nine months ended September 30, 2018, the assumption of $868,000 of debt and $1,791,000 attributed to the value of the 625,000 restricted shares issued.  A 25% discount to the $3.82 per share market value of the stock was applied to value the shares, which was based on the six-month trading restriction on the shares imposed by Rule 144.  A preliminary purchase price allocation of the net assets acquired in the transaction is as follows (in thousands):

Cash	$18
Accounts receivable	27
Inventory	1,243
Other current assets	601
Fixed assets	332
Convenant not to compete	46
Tradename	30
Goodwill	6,190
Other assets	41
Accounts payable	(2,169)
Notes payable	(868)
Total	$5,491

For the period from August 17, 2018, the date of acquisition, through September 30, 2018, net sales and operating loss from the Dominican Republic entity included in the Company’s consolidated statement of operations amount to $503,000 and $98,000, respectively.  On a pro forma basis, if the acquisition had occurred on January 1, 2017, the Company’s combined net sales and net loss for the nine months ended September 30, 2018 would have been $24,172,000 and $9,706,000, respectively.

NOTE 25.  Subsequent Events

On October 30, 2018, the Company closed a $4.0 million debt financing of unsecured convertible notes and warrants.  The notes, which bear interest at 12% and mature 12 months after issuance, are convertible into shares of the Company’s common stock (the “Conversion Shares”) beginning six months after the date of issuance at $4.25 per share.  Interest on the notes is payable in shares of common stock at the same rate at the earlier of conversion or maturity.  Investors in the notes also received a warrant to purchase one-half of one share of common stock for each Conversion Share issuable under the notes at an exercise price of $4.25 per share.

Subsequent to September 30, 2018 through November 14, 2018, conversions of preferred stock into common stock resulted in the issuance of 115,000 additional shares of common stock.

On October 17, 2018, the Company entered into an Asset Purchase Agreement to sell the verykool trademark and other digital assets, as well as certain products remaining in finished goods inventory.

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

Subsequent to the Merger, we decided to phase out the verykool® brand of cellular phones and tablets, which was the legacy business of InfoSonics before the Merger, and focus on the business model and strategy of Cooltech.  Since then, we have been working with our verykool® customers to systematically exhaust the inventory of verykool® products and wind down that business.  We expect this effort to be complete by the end of 2018.

Because the Merger was deemed to be a reverse merger, although InfoSonics was the legal acquiror of Cooltech, Cooltech was deemed to be acquiring InfoSonics for accounting purposes.  As a consequence, our historical financial statements prior to the Merger presented in these and in future financial statements reflect those of Cooltech, except for the legal capital of Cooltech which is retroactively adjusted to reflect the legal capital of InfoSonics.  To clarify, our consolidated results for the nine months ended September 30, 2018 include the results of Cooltech for the full period, combined with the results of the verykool® legacy business for the period from March 13, 2018 to September 30, 2018.

On June 1, 2018, the Company did a private placement of stock and warrants in which it raised approximately $3.7 million.

On June 8, 2018, the Company amended its Articles of Incorporation to change its legal name to Cool Holdings, Inc.

Effective July 1, 2018, the Center for Audit Quality in the United States categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100% and as a “highly inflationary” country, which required the Company to record gains or losses in the Argentine peso after that date through its income statement rather than through the other comprehensive loss account on its balance sheet.

On August 15, 2018, the Company conducted a debt exchange in which it converted approximately $11.4 million of promissory notes and accrued interest into 3,110,000 shares of its common stock and warrants to purchase 3,110,000 shares of common stock at $3.56 per share.

On August 17, 2018, the Company exercised an option established as part of its merger with Cooltech Holding to acquire a chain of seven retail electronics stores in the Dominican Republic.  Total consideration for this acquisition amount to approximately $6.4 million, including 625,000 shares of its common stock valued at approximately $1.8 million.

On September 13, 2018, the Company conducted an exchange of accrued liabilities in which it converted approximately $1.0 million of obligations into 290,000 shares of its common stock and warrants to purchase 290,000 shares of common stock at $3.41 per share.

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

We currently operate a total of seventeen (17) OneClick stores, consisting of six (6) in Argentina, seven (7) in the Dominican Republic and four (4) in Florida.  Our goal in the next three (3) years is to expand our network of OneClick stores to 200 locations in Latin America, the U.S. and Canada to become one of Apple’s largest retail partners.  We expect that our growth will come from a combination of organic expansion on a store-by-store basis, as well as external acquisitions.

Results of Operations

The following table sets forth certain items from our consolidated statements of operations as a percentage of net sales for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	84.7%	90.1%	85.3%	94.0%
Gross profit	15.3%	9.9%	14.7%	6.0%
Selling, general and administrative expenses	64.5%	158.7%	56.5%	61.7%
Operating loss	(49.2%)	(148.8%)	(41.8%)	(55.7%)
Other expense:
Interest, net	(7.1%)	(8.8%)	(4.9%)	(4.8%)
Other income (expense)	7.1%	5.1%	4.5%	1.3%
Loss before provision for income taxes	(49.2%)	(152.5%)	(42.2%)	(59.2%)
Provision for income taxes	(3.1%)	0.0%	(1.0%)	0.0%
Net loss	(52.3%)	(152.5%)	(43.2%)	(59.2%)

Three months ended September 30, 2018 compared with three months ended September 30, 2017

Net Sales

For the three months ended September 30, 2018, our net sales amounted to $7,137,000, an increase of $4,623,000, or 184%, from $2,514,000 in the same period last year. Sales generated during the quarter by our OneClick stores in Argentina and the U.S., that we acquired on October 1, 2017, as well as sales of our OneClick stores in the Dominican Republic that we acquired on August 17, 2018, amounted to approximately $3.7 million in incremental sales compared to the prior year period.  Sales of verykool products, post our March 12, 2018 merger with InfoSonics, amounted to approximately $1.7 million during the quarter.  Distribution sales during the quarter declined approximately $0.8 million compared to the same period last year.

Gross Profit and Gross Margin

For the three months ended September 30, 2018, our gross profit amounted to $1,090,000, an increase of $840,000, or 336%, from $250,000 in the same period last year. Our gross profit margin for the three months ended September 30, 2018 was 15.2%, a significant improvement from 9.9% in the same period last year. This is attributable to the fact that our prior year business was limited to distribution sales, whereas the current year includes sales and margin from our OneClick retail stores acquired October 1, 2017 and August 17, 2018.  The gross profit margin generated during the quarter by our OneClick stores was 29.5%.  Partially offsetting the higher margins of our retail stores, sales of verykool products during the quarter generated a 7.7% loss as we liquidated remaining inventories.

Operating Expenses

For the three months ended September 30, 2018, total operating expenses amounted to $4,604,000, an increase of $614,000, or 15%, from $3,990,000 in the same period last year. Prior year expenses included $2.9 million of stock-based compensation.  Excluding that item, the increased expenses in the current year resulted primarily from the addition of operating expenses of all our OneClick stores acquired October 1, 2017 and August 17, 2018, as well as post-merger expenses of our verykool business.

Other Income (Expense)

Interest expense for the three months ended September 30, 2018 amounted to $506,000, and increase of $285,000, or 129%, over $221,000 in the same period last year.  The increase is related to interest on the acquisition and assumed debt in connection with the acquisitions of our OneClick stores, as well as debt incurred for store expansion and working capital over the last year. In addition, interest expense includes $163,000 of unamortized discount on $725,000 principal amount of convertible notes that were exchanged into common stock and warrants on August 15, 2018, and was charged to accretion expense at the time of the exchange.  Other income of $509,000 during the three months ended September 30, 2018 consisted of a $774,000 gain on sale of a patent portfolio by a subsidiary in Canada acquired in June 2018, a $244,000 gain on an insurance settlement and a $34,000 gain on the market value of an investment security.  These items were partially offset by a $537,000 foreign currency loss from our operations in Argentina, where, effective July 1, 2018, the economy was designated as “highly inflationary,” which requires that foreign exchange losses be recognized in the income statement rather than through the other comprehensive loss account on the balance sheet.  Other income of $128,000 during the three months ended September 30, 2017 represented an adjustment to the fair value of a promissory note.

Provision for Income Taxes

Tax expense of $220,000 for the three months ended September 30, 2018 represents taxes in Canada on the patent portfolio gain reported by our Canadian subsidiary that could not be offset by losses in our other operations.  Because of our operating losses, our tax provision for the three months ended September 30, 2017 was nil.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

Net Sales

For the nine months ended September 30, 2018, our net sales amounted to $21,846,000, an increase of $13,132,000, or 151%, from $8,714,000 in the same period last year. Sales generated during the nine-month period by our OneClick stores amounted to approximately $9.3 million in incremental sales compared to the prior year period.  Sales of verykool products during the post-merger period from March 13, 2018 through September 30, 2018 amounted to approximately $6.2 million.  Partially offsetting these increases was a reduction of approximately $2.4 million in distribution sales compared to the same period last year.

Gross Profit and Gross Margin

For the nine months ended September 30, 2018, our gross profit amounted to $3,216,000, an increase of $2,696,000, or 518%, from $520,000 in the same period last year. Our gross profit margin for the nine months ended September 30, 2018 was 14.7%, a significant improvement from 6.0% in the same period last year. This is attributable to the fact that our prior year business was limited to distribution sales, whereas the current year includes sales and margin from our OneClick retail stores acquired October 1, 2017 and August 2018.  The gross profit margin generated during the nine months ended September 30, 2018 by our OneClick stores was 29.4%.  Sales of verykool products during the post-merger period from March 13, 2018 through September 30, 2018 generated a 1.6% loss as we liquidated remaining inventories.

Operating Expenses

For the nine months ended September 30, 2018, total operating expenses amounted to $12,350,000, an increase of $6,977,000, or 130%, from $5,373,000 in the same period last year. The increase resulted primarily from the addition of operating expenses of all our newly-acquired OneClick stores, post-merger expenses of our verykool business and professional and legal fees related to the Merger.

Other Income (Expense)

Interest expense for the nine months ended September 30, 2018 amounted to $1,078,000, an increase of $656,000, or 155%, from $422,000 in the same period last year.  The increase is related to interest on the acquisition and assumed debt in connection with the acquisitions of the OneClick entities, as well as debt incurred for store expansion and working capital over the last year. In addition, interest expense includes $163,000 of unamortized discount on $725,000 principal amount of convertible notes that were exchanged into common stock and warrants on August 15, 2018, and was charged to accretion expense at the time of the exchange.  Other income of $991,000 during the nine months ended September 30, 2018 consisted primarily of a gain of approximately $1.3 million on sale of a patent portfolio by a subsidiary in Canada acquired in June 2018, as well as a $244,000 gain on an insurance settlement.  These items were partially offset by a $537,000 foreign currency loss from our operations in Argentina.  Other income of $113,000 during the nine months ended September 30, 2017 consisted of $387,000 related to a settlement with a supplier that resulted in the forgiveness of an outstanding account payable, partially offset by $274,000 related to a fair value adjustment of a promissory note.

Provision for Income Taxes

Tax expense of $220,000 for the nine months ended September 30, 2018 represents taxes in Canada on the patent portfolio gain reported by our Canadian subsidiary that could not be offset by losses in our other operations.  Because of our operating losses, our tax provision for the nine months ended September 30, 2017 was nil.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies, most importantly the Argentine peso and the Mexican peso, to the U.S. dollar affect our financial results and financial position. With the exception of Argentina and Mexico, where we denominate sales in local currencies, all other sales are denominated in U.S. dollars. Over the last two years, the strength of the U.S. dollar versus these foreign currencies has resulted in assets and liabilities denominated in our foreign subsidiaries being translated into less U.S. dollars in our consolidated financial statements. During the nine months ended September 30, 2018, we recorded an aggregate foreign currency loss of $851,000 through our other comprehensive loss account on our balance sheet, due primarily to a severe weakening of the Argentine peso in the three months ended June 30, 2018.  At September 30, 2018, the balance in our accumulated other comprehensive loss account amounted to $980,000.  In addition, during the three months ended September 30, 2018, we recorded a $537,000 foreign currency loss from our operations in Argentina, where, effective July 1, 2018, the economy was designated as “highly inflationary,” which requires that foreign exchange losses be recognized in the income statement rather than through the other comprehensive loss account on the balance sheet.

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

Liquidity and Capital Resources

We are in the early stages of executing our strategy.  We have been working to assemble our management team and corporate infrastructure while we grow through acquisition and organic growth.  Because we have not been profitable and do not have a bank line of credit, and our two primary sources of funding have been the sale of debt and equity securities.  We expect this situation will continue until we are able to grow our network of retail stores to a level where we can achieve sustained profitability, after which we will seek traditional working capital funding from commercial banking and other lending institutions.  We cannot predict whether additional liquidity from equity or debt financing will be available on acceptable terms, or at all, in the foreseeable future.  During the quarter ended June 30, 2018, we raised $3.6 million in a sale of stock.  In the quarter ended September 30, 2018, we converted a total of $12.4 million of debt and other obligations into stock.  In October 2018, we raised an additional $4.0 million in a convertible debt offering, and we may make other debt or equity offerings in the future.

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

Interest Rates

We do not currently have any debt obligations that expose us to market risk from changes in interest rates.

Foreign Exchange and Other Risks

All of our sales transactions are denominated in U.S. dollars with the exception of sales in our stores in Argentina and the Dominican Republic, which are priced in Argentine and Dominican pesos, respectively, and sales to our distribution customers in Mexico, which are exposed to the Mexican peso. At September 30, 2018 and December 31, 2017, foreign currency cash accounts in Argentine pesos amounted to $263,000 and $75,000, respectively.  At September 30, 2018, foreign currency cash accounts in Dominican and Mexican pesos amounted to $31,000 and $14,000, respectively. At September 30, 2018 and December 31, 2017, accounts receivable denominated in Argentine pesos amounted to $213,000 and $413,000, respectively.  At September 30, 2018, accounts receivable denominated in Dominican and Mexican pesos amounted to $42,000 and $69,000, respectively. Substantially all of our product costs are denominated in U.S. dollars, while operating costs at our OneClick stores in Argentina and the Domincan Republic are denominated in local currencies.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our third quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related To Our Business

We reported a net loss for the nine months ended September 30, 2018 and for the full year 2017.  If we are unable to achieve sustained profitability, our business may not be financially viable.

For the nine months ended September 30, 2018, we reported a net loss of $9.4 million.  For the full year ended December 31, 2017, we reported a net loss of $7.5 million.  While we have significant expansion plans designed to attain and maintain profitability, if we do not succeed, our business may not be sustainable in the future.

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

A significant portion of our sales activities are conducted in territories and countries outside of the United States, primarily in Latin America. Our sales transactions in Latin America are denominated in local currencies and therefore may be impacted by changes in the strength of the U.S. dollar relative to the foreign economies where we conduct business. Specifically, the Argentine peso has been extremely volatile, and effective July 1, 2018 is classified as a highly volatile currency, indicating that its cumulative inflation rate over the last 3 years exceeds 100%.  In addition, we import certain products from suppliers in China, which transactions are denominated in U.S. dollars.  These transactions expose us to, among other things, increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater and more unpredictable inflationary and currency pressures, labor risks and shipping delays. Changes may occur in social, political, regulatory (including tax) and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently buy and sell products. U.S. laws and regulations relating to investment and trade in foreign countries could also change to our detriment. For example, it is still uncertain at this time how U.S. foreign policy could affect our business, including potentially through increased import or export tariffs and other negative influences on U.S. trade relations with other countries (e.g. China, where certain of our products are sourced).  In addition, other countries may change their own policies on business and foreign investment in companies in their respective countries. Any measures that could impact the cost or availability of the merchandise we offer could have an adverse impact on our business, because a significant portion of the products we offer are purchased from foreign vendors and manufactured in foreign countries. We cannot predict the effect that future exchange rate fluctuations will have on our operating results or financial position.

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

Risks Related To Our Common Stock

We may issue additional stock to restructure outstanding debt and/or to raise capital to fund our expansion plans that would dilute substantially the voting power of our current stockholders.

In order to restructure outstanding debt and/or raise capital to fund expansion of our OneClick stores, we expect to issue additional shares of the Company’s stock that would substantially dilute the voting power of our current stockholders.

The market for our common stock is volatile and our stock price could decline.

The price of our stock, as well as the stock market in general, has been highly volatile. The market price of our common stock during the period from January 1, 2017 through March 12, 2018 (the date of the Merger) fluctuated between $26.00 and $6.00 (as adjusted for our reverse stock splits).  During the period from March 13, 2018 through November 5, 2018, our stock price fluctuated between $22.61 and $2.96.  We expect that our stock price is likely to remain volatile. Investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial (potentially total) loss on their investment. In addition, an active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares.

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit
2.1	Amendment No. 2 to the Agreement and Plan of Merger, dated as of July 25, 2017, by and among Cooltech Holding Corp., InfoSonics Corporation and InfoSonics Acquisition Sub, Inc. (1)

3.1	Articles of Amendment to the Articles of Incorporation of InfoSonics Corporation (2)

3.2	Articles of Amendment to the Articles of Incorporation of InfoSonics Corporation (8)

4.1	Articles Supplementary to the Articles of Incorporation of InfoSonics Corporation (3)

4.2	Form of Common Stock Purchase Warrant, dated as of January 19, 2018, in favor of each holder identified on the signature pages thereto, relating to a private placement (4)

4.3	Form of Warrant to Purchase Shares of Common Stock, dated as of June 1, 2018, in favor of each holder identified on the signature pages thereto, relating to a private placement (7)

4.4

Form of Warrant to Purchase Shares of Common Stock, dated as of August 15, 2018, in favor of each holder identified on the signature pages thereto, relating to an exchange of promissory notes for stock and warrants (9)

4.5	Form of Warrant to Purchase Shares of Common Stock, dated as of September 13, 2018, in favor of each holder identified on the signature pages thereto, relating to a release of claims (11)

10.1	Securities Purchase Agreement, dated as of January 19, 2018, by and between InfoSonics Corporation and each purchaser identified on the signature pages thereto, relating to a private placement (4)

10.2	Form of 0% Senior Convertible Note due January 19, 2021, in favor of each holder identified on the signature pages thereto, relating to a private placement (4)

10.3	Employment Agreement effective April 1, 2018 between the Company and Mauricio Diaz (5)(*)

10.4	Employment Agreement effective April 1, 2018 between the Company and Felipe Rezk (5)(*)

10.5	Employment Agreement effective April 1, 2018 between the Company and Alfredo Carrasco (5)(*)

10.6	Employment Agreement effective April 1, 2018 between the Company and Reinier Voigt (5)(*)

10.7	Promissory Note dated as of April 10, 2018 between InfoSonics Corporation and Delavaco Holdings, Inc. (6)

10.8	Securities Purchase Agreement, dated as of June 1, 2018, by and between InfoSonics Corporation and each purchaser identified on the signature pages thereto, relating to a private placement (7)

10.9

Exchange Agreement, dated as of August 15, 2018, by and between Cool Holdings, Inc. and each exchange participant identified on the signature pages thereto, relating to an exchange of promissory notes for stock and warrants (9)

10.10	Exercise of Option Agreement dated August 17, 2018 between OneClick International LLC and Delavaco Partners Inc. to acquire the Unitron Assets (10)

10.11	Unsecured Promissory Note dated September 27, 2018 between Cool Holdings, Inc. and Rein Voigt (12)

10.12	Promissory Note Consolidation Agreement dated September 30, 2018 between Cool Holdings, Inc. and Delavaco Holdings, Inc. (12)

10.13	Unsecured Promissory Note dated September 30, 2018 between Cool Holdings, Inc. and Delavaco Holdings, Inc. (12)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 5, 2018.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 12, 2018
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 12, 2018
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 22, 2018.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 9, 2018.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 17, 2018.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 6, 2018.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 14, 2018.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 16, 2018.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 20, 2018.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 17, 2018.
(*)	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cool Holdings, Inc.

Date: November 14, 2018	By:	/s/ Mauricio Diaz
Mauricio Diaz
Chief Executive Officer

Date: November 14, 2018	By:	/s/ Alfredo Carrasco
Alfredo Carrasco
Chief Financial Officer