Form 10-K
period 2018-12-31
Cool Holdings, Inc.
filed 2019-04-16
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File No. 001-32217

Cool Holdings, Inc.

(Exact name of registrant as specified in its charter)

Maryland	33-0599368
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

48 NW 25th Street, Suite 108

Miami, FL 33127

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (786) 675-5246

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒   Yes     ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $8,002,053. This calculation is based upon the closing price of $3.54 of the stock on June 29, 2018. Without asserting that any director or executive officer of the registrant, or the beneficial owner of more than five percent of the registrant’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

As of April 16, 2019, there were 8,268,531 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cool Holdings, Inc.

Form 10-K for the Year Ended December 31, 2018

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

In this annual report on Form 10-K, “Cool Holdings,” “the Company,” “we,” “us” and “our” refer to Cool Holdings, Inc. and our wholly owned subsidiaries on a consolidated basis, unless the context otherwise provides.

ii

PART I

Item 1.	Business

Company Overview

Cool Holdings is a company focused on premium retail brands.  Currently, our business is comprised of OneClick®, a chain of 16 retail consumer electronics stores authorized under the Apple® Premier Partner, APR (Apple® Premium Reseller) and AAR MB (Apple® Authorized Reseller Mono-Brand) programs, and Cooltech Distribution, an authorized distributor to the OneClick® stores and other resellers of Apple® products and other high-profile consumer electronic brands.  During 2018, we discontinued our verykool® brand of Android-based wireless handsets, tablets and related products the Company sold to carriers, distributors and retailers in Latin America.

We incorporated under the laws of the State of California on February 7, 1994, under the name InfoSonics Corporation. On September 11, 2003, we reincorporated under the same name under the laws of and into the State of Maryland.  On June 8, 2018, we changed our name to Cool Holdings, Inc.  Our corporate headquarters are in Miami, Florida.

On March 12, 2018, pursuant to an Agreement and Plan of Merger (as amended “Merger Agreement”) by and among the Company, Cooltech Holding Corp. (“Cooltech”), and the Company’s wholly-owned subsidiary, InfoSonics Acquisition Sub, Inc. (“Merger Sub”), Cooltech merged with and into Merger Sub (the “Merger”), with Cooltech surviving as a wholly-owned subsidiary of the Company.  As discussed in Note 17, because of the change of control that resulted from the Merger, it was treated as a reverse merger with Cooltech deemed to be acquiring InfoSonics for accounting purposes.  Therefore, the Company’s historical financial statements prior to the Merger reflect those of Cooltech.

During 2018, the Company conducted two fundraising transactions in which it raised aggregate gross proceeds of approximately $8.9 million.  In June 2018, the Company sold 885,000 common shares, 298,000 preferred shares and warrants to raise $3.7 million, and in October and November 2018 it sold convertible notes and warrants to raise $5.2 million.

In August 2018, the Company exercised an option to acquire the assets of a chain of seven retail electronics stores in the Dominican Republic referred to as the “Unitron Assets.”  The Option Agreement, as amended, was issued on January 5, 2018 as part of the Company’s Merger with Cooltech.  The Option Agreement provided that upon exercise of the Option by the Company, the Cooltech shareholders at the date of the merger would receive 625,000 shares of the Company’s common stock that was originally carved out of the Merger consideration when the Unitron acquisition had to be unwound as a result of the inability to produce pre-acquisition audited financial statements.

During August and September 2018, the Company conducted debt exchanges in which it converted an aggregate of approximately $12.5 million of outstanding promissory notes and other accrued liabilities into 3,400,000 common shares and warrants to substantially deleverage its balance sheet.

Reportable Segments and Geographic Areas

We operate our business in two segments: our OneClick retail stores and our Cooltech Distribution business.  Within the OneClick store segment, our stores operate in three geographies: United States (3 stores in Florida), Argentina (6 stores) and the Dominican Republic (7 stores).  Financial information about our segments is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 14, "Segments," of the notes to the consolidated financial statements, included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Store Operations, Merchandise and Seasonality

As an Apple Premier Partner, we work with Apple to develop our network of OneClick stores in locations and markets where Apple has limited or no presence.  Our stores are generally located in high-traffic or local neighborhood strip centers or shopping malls.  In our stores, we sell all Apple and Apple-approved products and accessories, including accessories that we source from independent third parties.  We also provide repair service for Apple products and are one of the select authorized third-parties that Apple entrusts with its proprietary machines used to repair or replace damaged iPhone screens.  Retail customers may book a repair appointment at one of our OneClick stores directly through the Apple website.  Our OneClick business, like that of many retailers, is seasonal, with a large portion of our sales and operating profit realized during the fourth calendar quarter of the year.

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

Purchasing and Suppliers

The majority of our product purchases are of Apple products, which we buy both directly from Apple as well as from two tier one distributors facilitated by our license agreements with Apple.  We also have direct relationships with approximately 6 accessory manufacturers and purchase other accessories from distributors.  We believe that maintaining and strengthening our relationships with Apple and our other vendors is essential to our operations and continued expansion.

Competition

The consumer electronics and accessory industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants such as Wal-Mart, Best Buy and Target, and regional chains; specialty computer product and consumer electronics stores; and online retailers such as Amazon.  We also technically compete with Apple-owned stores and Apple’s online store.  However, Apple does not own any stores in Argentina and the Dominican Republic, where the majority of our stores are located.

Sustainability

We are committed to sustainability and to operating our business in a manner that results in a positive impact to the environment and our communities. Through our trade-in programs, we buy back or take in used consumer electronics that are otherwise destined for landfills and either refurbish them or recycle them. In addition, we continuously look for cost-effective ways to reduce our carbon emissions.

Employees

As of December 31, 2018, we had 178 full-time salaried and hourly employees. None of our employees are represented by a labor union or are members of a collective bargaining unit.

Available Information

Our website at www.coolholdings.com provides a link to the Securities and Exchange Commission’s (“SEC”) website where our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports (as well as exhibits and supplementary schedules) filed with or furnished to the SEC can be accessed free of charge. Our website also provides links to the charters for our Audit, Compensation and Nominating & Governance Committees as well as our Code of Business Conduct and Ethics, which can be accessed free of charge at http://www.coolholdings.com/corp/corporate-governance/.

Item 1A.	Risk Factors

The following risks and uncertainties, as well as other factors described elsewhere in this report or in other SEC filings by the Company, could adversely affect our business, financial condition and results of operations.

Risks Relating to Our Business

We sustained significant losses in the last two years. If we are unable to achieve sustained profitability, our business may not be financially viable.

For the years ended December 31, 2018 and 2017, we reported net losses of $27.3 million and $7.5 million, respectively. As of December 31, 2018, our balance of cash and restricted cash was $3.3 million, but we had negative net working capital of $2.0 million and long-term debt of $2.9 million. While we have significant expansion plans designed to attain and maintain profitability, if we do not succeed, our business might continue to experience losses and may not be sustainable in the future.  In addition, at December 31, 2018, our total liabilities exceeded our total assets and we had an accumulated stockholders’ deficit of $2.8 million.  Consequently, as discussed in Note 3 to our financial statements, we have substantial doubt that we could remain independent and continue as a going concern if we are not able to raise additional capital and/or refinance or restructure our existing debt.

Our OneClick business is highly dependent on a single supplier and a loss of that supplier or a deterioration of our relationship with them could significantly reduce our sales and profitability and jeopardize our business model.

Our business is highly dependent upon Apple as a supplier of Apple products and Apple-approved products that are sold in our OneClick stores.  In addition, the growth of our business is highly dependent upon our relationship with Apple in providing us with the licenses and approvals necessary to expand our footprint into various countries and regions around the world.  Apple has very strict performance standards and guidelines that we must achieve and adhere to in order to be successful and continue to receive their support.  Consequently, any deterioration of our performance or failure to adhere to their guidelines could jeopardize our strategy and adversely affect our financial performance.

A significant portion of our revenues are, and for the near future will likely continue to be, generated outside of the United States, in countries that may have volatile currencies or other risks.

A significant portion of our sales activities are conducted in territories and countries outside of the United States, primarily in Latin America. Our sales transactions in Latin America are denominated in local currencies and therefore may be impacted by changes in the strength of the U.S. dollar relative to the foreign economies where we conduct business. Specifically, the Argentine peso has been extremely volatile, and effective July 1, 2018 Argentina’s economy has been classified as highly inflationary, indicating that its cumulative inflation rate over the last 3 years exceeds 100%.  These transactions expose us to, among other things, increased credit risks, customs duties, import quotas and other trade restrictions, potentially greater and more unpredictable inflationary and currency pressures, labor risks and shipping delays. Changes may occur in social, political, regulatory (including tax) and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently buy and sell products. U.S. laws and regulations relating to investment and trade in foreign countries could also change to our detriment. In addition, other countries may change their own policies on business and foreign investment in companies in their respective countries. Any measures that could impact the cost or availability of the merchandise we offer could have an adverse impact on our business, because a significant portion of the products we offer are purchased from foreign vendors and manufactured in foreign countries. We cannot predict the effect that future exchange rate fluctuations will have on our operating results or financial position.

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

Our sales and profitability depend in part upon opening new stores and operating them profitably. We currently operate a total of 16 OneClick stores. Our ability to open new stores and operate them profitably depends on a number of factors, some of which may be beyond our control. These factors include the ability to:

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

The price of our stock, as well as the stock market in general, has been highly volatile. The market price of our common stock during the period from January 1, 2017 through March 12, 2018 (the date of the Merger) fluctuated between $26.00 and $6.00 (as adjusted for our reverse stock splits).  During the period from March 13, 2018 through December 31, 2018, our stock price fluctuated between $22.61 and $1.15.  We expect that our stock price is likely to remain volatile. Investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial (potentially total) loss on their investment. In addition, an active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares.

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

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

All our OneClick stores and other facilities are leased.  Our stores range in size from small stores of only 500 sq.ft. to larger stores of up to 2,400 sq.ft.  Store leases in Argentina and the Dominican Republic typically provide for an initial lease term of three to four years, while leases in our Florida stores have lease terms of five or ten years.  We believe that, as current leases expire, we will be able to obtain either renewals at present locations or new leases for equivalent spaces in the same area.  The terms of our 16 leased stores by geographic location open as of December 31, 2018 expire in the calendar years as follows:

	2019	2020	2021	2022	2023 and later	TOTAL
Argentina	2	4	—	—	—	6
Dominican Republic	3	3	1	—	—	7
USA	—	—	—	1	2	3
Total	5	7	1	1	2	16

Our corporate headquarters office and our Cooltech Distribution center are located in Miami, Florida. We also have a small satellite corporate office located in San Diego, California.  All of these facilities are occupied pursuant to operating leases. The table below summarizes information concerning those leases, but does not include local sales tax or common area maintenance charges where applicable:

	Aggregate Square Footage	Approximate Monthly Rent	Lease term
Headquarters Office - Miami, Florida	3,713	$11,000	Aug 2016 to Aug 2019
Corporate Office - San Diego, California	200	$4,000	Sep 2018 to Mar 2019
Cooltech Distribution Warehouse - Miami, Florida	14,384	$13,000	Apr 2015 to May 2020

We believe that these facilities are adequate for our current requirements and that suitable alternative or additional space will be available as needed to accommodate future expansion of our operations.

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

Our Common Stock trades on The NASDAQ Capital Market under the symbol “AWSM.” The following table sets forth, for the periods indicated, the high and low trading prices of our common stock as reported by The NASDAQ Stock Market:

2018	High	Low
First Quarter	$11.50	$6.00
Second Quarter	$7.88	$2.70
Third Quarter	$22.61	$3.25
Fourth Quarter	$11.95	$1.15

2017	High	Low
First Quarter	$19.50	$8.75
Second Quarter	$26.00	$9.75
Third Quarter	$21.00	$8.25
Fourth Quarter	$13.45	$6.60

As of April 15, 2019, the closing price of our common stock on The NASDAQ Capital Market was $3.06, and there were approximately 118 stockholders of record.

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

Overview and Recent Developments

Currently, our business is comprised of OneClick®, a chain of 16 retail consumer electronics stores (7 in the Dominican Republic, 6 in Argentina and 3 in Florida USA) authorized under the Apple® Premier Partner, APR (Apple Premium Reseller) and AAR MB (Apple Authorized Reseller Mono-Brand) programs, and Cooltech Distribution, an authorized distributor to the OneClick stores and other resellers of Apple products and other high-profile consumer electronic brands.  Our goal is to accelerate our expansion of our OneClick chain to become the largest Apple Premier Partner in North America.

We are in the early stages of executing our strategy.  We were formed as a result of the merger completed on March 12, 2018.  Pursuant to the Agreement and Plan of Merger (as amended “Merger Agreement”) by and among the Company, Cooltech Holding Corp. (“Cooltech”), and the Company’s wholly-owned subsidiary, InfoSonics Acquisition Sub, Inc. (“Merger Sub”), Cooltech merged with and into Merger Sub (the “Merger”), with Cooltech surviving as a wholly-owned subsidiary of the Company.  Cooltech was formed in late 2016, and prior to the Merger had acquired Cooltech Distribution and our OneClick business units in Argentina and Florida.  Then, in August 2018, post-Merger, we acquired the stores in the Dominican Republic.  In the fourth quarter of 2018, we discontinued our verykool® brand of Android-based wireless handsets, tablets and related products sold to carriers, distributors and retailers in Latin America that represented the legacy business of InfoSonics prior to the Merger.

During 2018 our efforts were focused on raising sufficient funding to support our business and deleveraging our balance sheet.  We conducted two fundraising transactions in which we raised aggregate gross proceeds of approximately $8.9 million.  In June 2018, we sold 885,000 common shares, 298,000 preferred shares and warrants to raise $3.6 million, and in October and November 2018 we sold convertible notes and warrants to raise an additional $5.2 million.  During August and September 2018, we conducted debt exchanges in which we converted an aggregate of approximately $12.5 million of outstanding promissory notes and other accrued liabilities into 3,400,000 common shares and warrants.

Critical Accounting Policies and Estimates

Critical accounting policies are those policies that, in management’s view, are most important in the portrayal of our financial condition and results of operations. The notes to our Consolidated Audited Financial Statements also include disclosure of significant accounting policies. The methods, estimates and judgments that we use in applying our accounting policies have a significant impact on the condition and results that we report in our financial statements. These critical accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain. There is a likelihood that materially different amounts would be reported under different conditions or using different assumptions.  Our critical accounting policies and estimates and assumptions that require the most significant judgment are discussed further below.

Valuation of Merchandise Inventories

Our inventory is carried at the lower of cost or net realizable value generally using the first-in first-out method for cost.  In valuing inventory, we are required to make assumptions regarding write-downs required to properly value obsolete or over-valued items at the lower of cost or net realizable value.  In order to do this we consider a number of factors including quantities on hand, sales history, age of the product, new model introductions, vendor price protections and return policies, etc.

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

Goodwill

Goodwill results from acquisitions and represents the excess purchase price over the net identifiable assets acquired.  We are required to evaluate our goodwill for impairment at least annually, or whenever indicators of impairment are present. Considerable management judgment is necessary to estimate the fair value of our reporting units. The discounted cash flows analyses utilize a five- to seven-year cash flow projection with a terminal value, which are discounted using a risk-adjusted weighted-average cost of capital. The projected cash flows include numerous assumptions such as, among others, future sales trends, operating margins, store count and capital expenditures, all of which are derived from our long-term financial forecasts. We may also use other market valuation methodologies including comparable market transaction comparisons and individual asset valuations, which also require the use of significant management judgment.

Results of Operations:

The following table sets forth our consolidated statement of operations for the years ended December 31, 2018 and 2017, and the change between the two years ($ in thousands):

			Change
	2018	2017	$	%
Net sales	$24,177	$13,615	$10,562	77.6%
Cost of sales	19,128	12,235	6,893	56.3%
Gross profit	5,049	1,380	3,669	265.9%
Selling, general and administrative expenses	14,700	8,094	6,606	81.6%
Goodwill and intangible impairments	10,396	—	10,396	—
Operating loss	(20,047)	(6,714)	(13,333)	198.6%
Other income (expense):
Interest expense	(1,579)	(1,013)	(566)	55.9%
Foreign exchange losses	(479)	—	(479)	—
Loss on early extinguishment of debt	(1,227)	—	(1,227)	—
Other income, net	1,435	187	1,248	667.4%
Loss from continuing operations before provision for income taxes	(21,897)	(7,540)	(14,357)	190.4%
Provision for income taxes	(221)	—	(221)	—
Loss from continuing operations	(22,118)	(7,540)	(14,578)	193.3%
Loss from discontinued operations	(5,153)	—	(5,153)	—
Net loss	$(27,271)	$(7,540)	$(19,731)	261.7%

The following table sets forth the operating results of our segments for the years ended December 31, 2018 and 2017, and the change between the two years ($ in thousands):

			Change
	2018	2017	$	%
OneClick Stores:
Net sales	$16,064	$2,860	$13,204	461.7%
Cost of sales	11,600	2,091	9,509	454.8%
Gross profit	4,464	769	3,695	480.5%
Gross margin	27.8%	26.9%	—	3.3%

Cooltech Distribution:
Net sales	$8,113	$10,755	$(2,642)	-24.6%
Cost of sales	7,528	10,144	(2,616)	-25.8%
Gross profit	585	611	(26)	-4.3%
Gross margin	7.2%	5.7%	—	26.9%

Total:
Net sales	$24,177	$13,615	$10,562	77.6%
Cost of sales	19,128	12,235	6,893	56.3%
Gross profit	5,049	1,380	3,669	265.9%
Gross margin	20.9%	10.1%	—	106.0%

Year Ended December 31, 2018 Compared With Year Ended December 31, 2017

Net Sales

For the year ended December 31, 2018, our total net sales of $24.2 million increased by $10.6 million, or 78%, compared to net sales of $13.6 million in 2017.  Net sales in 2018 at our OneClick retail stores amounted to $16.1 million, an increase of $13.2 million, or 462%, compared to net sales of $2.9 million in 2017.  This increase is attributable to the OneClick acquisitions we made both in 2017 and 2018.  The acqusitions of OneClick Argentina and OneClick License in the U.S. were made on October 1, 2017, and consequently our 2017 sales included only 3 months of results from those business units.  Then, on August 17, 2018 we acquired the OneClick stores in the Dominican Republic, which were included in our results in 2018 for four and one-half months.  Net sales in 2018 at our Cooltech Distribution unit amounted to $8.1 million, a decrease of $2.6 million, or 25%, compared to net sales of $10.7 million in 2017.  The decrease in distribution sales was primarily the result of less available capital to purchase distribution inventories as we redirected resources to the newly acquired OneClick stores.

Cost of Sales, Gross Profit and Gross Margin

For the year ended December 31, 2018, cost of sales was $19.1 million, 79.1% of net sales, gross profit was $5.0 million and gross margin was 20.9%.   For the year ended December 31, 2017, cost of sales was $12.2 million, 89.9% of net sales, gross profit was $1.4 million and gross margin was 10.1%.  As indicated in the segment table above, the change in our gross profit from 2017 to 2018 was primarily the result of the October 1, 2017 and August 17, 2018 acquisitions of our retail segment, which also resulted in a doubling of our gross margin percentage, as retail margins are significantly higher than distribution margins.  In addition, gross margins at our OneClick stores improved about 3% from 2017 to 2018, and the gross margin at our Cooltech Distribution unit increased 27% from 5.7% in 2017 to 7.2% in 2018 as a result of an improved mix of product sales with higher margins.

Selling, General and Administrative Expenses

For the year ended December 31, 2018, selling, general and administrative (“SG&A”) expenses of $14.7 million increased by $6.6 million, or 82%, from $8.1 million in 2017.  The increase is primarily the result of added SG&A expenses attributable to our OneClick retail stores acquired on October 1, 2017 and August 17, 2018.  In addition, we incurred significantly more legal fees during 2018 compared to 2017, as a result of the many fundraising and debt restructuring transactions we completed, and added personnel in 2018 at Cooltech Distribution and at our corporate office.

Goodwill and intangible impairments

During the year ended December 31, 2018, we conducted our annual impairment test of goodwill and intangible assets.  As a result of our assessment, we recognized goodwill and intangible asset impairment charges of $10.4 million related to our OneClick retail store acquisitions.

Other Income (Expense)

For the year ended December 31, 2018, interest expense amounted to $1.6 million, an increase of $0.6 million, or 56%, compared to $1.0 million in 2017.  The increase was attributable to both the higher level of debt during the year and the higher cost of debt, comprised of both stated interest rate and accretion expense on discounts arising from beneficial conversion features and warrants.  We recorded $479,000 in foreign exchange losses during 2018 as a result of the designation, effective July 1, 2018, of the economy of Argentina as “highly inflationary,” which requires that foreign exchange losses be recognized in the income statement rather than through the other comprehensive loss account on the balance sheet.  We also recognized a $1.2 million loss on early extinguishment of debt related to the August and September 2018 conversions of promissory notes, accrued interest and accounts payable aggregating $12.4 million into stock and warrants.  Other income in 2018 of $1.4 million, consisted principally of a $1.3 million settlement on an intellectual property claim, as well as a gain on an insurance settlement related to a theft of product.

Loss from Continuing Operations

For the year ended December 31, 2018, our loss from continuing operations was $22.1 million after a tax provision of $221,000.  The tax provision related to foreign taxes on the $1.3 million intellectual property settlement at our Canadian subsidiary.  Because of our prior operating losses and lack of carry-back ability, absent isolated events, our provision for income taxes is generally nominal.

Loss from Discontinued Operations

For the year ended December 31, 2018, our loss from discontinued operations related to the legacy verykool business was $5.2 million.  This includes $3.3 million of goodwill impairment related to verykool that was liquidated by the end of the year.

Comprehensive Loss

For the year ended December 31, 2018, our foreign currency translation loss related to our foreign subsidiaries amounted to $883,000, which resulted in a comprehensive loss of $28.2 million for the year.  For the year ended December 31, 2017, our foreign currency translation loss related to our foreign subsidiaries amounted to $128,000, which resulted in a comprehensive loss of $7.7 million for the year.

Liquidity and Capital Resources

Because we are in the early stages of executing our strategy and our operations are not yet producing positive cash flow, we rely upon both debt and equity financing for liquidity for operations, as well as for acquisitions.  During the years ended December 31, 2018 and 2017, we made a number of acquisitions, fundraisings and debt exchanges.  We expect to continue to rely upon debt and equity financing to fund our operations for at least the next 12 months.  Our reliance upon such financing is discussed further in Note 3— “Going Concern Considerations” to our consolidated financial statements.

Operating Activities

Net cash used by continuing operating activities for the year ended December 31, 2018 amounted to $9.6 million compared to $4.2 million for the year ended December 31, 2017. The $5.4 million increase in cash used was due to an increase of $4.0 million in the net loss after adjustment for non-cash items, and a $1.4 million increase in the working capital change required to support the new OneClick retail stores acquired.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2018 amounted to $912,000.  During 2018, we completed a number of business combinations.  The Cooltech Merger was completed on March 12, 2018, which resulted in $1.3 million of cash acquired.  The acquisition of Cooltech Canada in June 2018 resulted in $21,000 of cash acquired.  In August 2018, we used $1.4 million for the acquisition of the Unitron assets.  Purchases of property and equipment in 2018 amounted to $620,000, and net purchases of investment securities amounted to $145,000.

During the year ended December 31, 2017, net cash provided by investing activities amount to $470,000.  The acquisitions of OneClick International and OneClick License in October 2017 resulted in $321,000 of cash acquired on a combined basis.  Recoveries during 2017 of property and equipment amounted to $151,000 and resulted from credits received from Apple for funding participation in new store openings.

Financing Activities

During the year ended December 31, 2018, net cash provided by financing activities amounted to $11.1 million.  Borrowings from notes payable amounted to $7.5 million, and payments of notes payable amounted to $1.8 million.  We had two transactions in which we sold stock and warrants.  The first transaction was a $1.75 million sale of stock and warrants in connection with the Cooltech Merger, and the second was a sale of stock and warrants pursuant to our S-3 shelf registration statement.  Together these transactions resulted in net proceees of $5.3 million.

Net cash provided by financing activities during the year ended December 31, 2017 amounted to $4.4 million.  Sales of stock provided $4.6 million and net cash used to pay down notes payable and lines of credit amounted to $177,000.

Off-Balance Sheet Arrangements

At December 31, 2018, we did not have any off-balance sheet arrangements.

Contractual Obligations

We lease all our retail store, distribution center and corporate and administrative office facilities and certain equipment under non-cancelable operating leases. Rent expense under these leases was approximately $2,033,000 and $472,000 for the years ended December 31, 2018 and 2017, respectively.

The following is a schedule of aggregate future minimum payments required by the above obligations (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating Lease Obligations	$7,322	$1,611	$2,453	1,664	1,594

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rates

None of our outstanding debt bears interest at rates that are variable, and consequently we have minimal exposure to fluctuations in market interest rates.

Foreign Exchange and Other Risks

At December 31, 2018, foreign currency cash accounts in Argentine Pesos and Dominican Pesos amounted to $55,000 and $79,000, respectively. Also at December 31, 2018, accounts receivable denominated in Argentine Pesos and Dominican Pesos amounted to $1,716,000 and $25,000, respectively. We do not currently use hedging strategies to manage our foreign currency risk.

We translate the financial statements of our foreign subsidiaries into U.S. Dollars at the end of each reporting period. Translation adjustments are Dollar changes that result from the translation process, and these adjustments are included in the cumulative translation account that is a component of other comprehensive income in stockholders’ equity on our balance sheet. However, effective July 1, 2018, the economy in Argentina was designated as “highly inflationary,” which requires that foreign exchange losses be recognized in the income statement rather than through the other comprehensive loss account on the balance sheet.  At December 31, 2018, our accumulated comprehensive loss amounted to $1,011,000.

As a result of our international operations in Argentina and the Dominican Republic, our future operating results could be adversely affected by a variety of factors in those countries, including changes political, economic or regulatory conditions and trade protection measures.

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is included below in “Item 15. Exhibits and Financial Statement Schedules” and incorporated by reference herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 27, 2018, the Audit Committee of the Company’s Board of Directors dismissed SingerLewak LLP (“SingerLewak”) as the Company’s independent registered public accounting firm, and approved the engagement of MNP LLP (“MNP”). During the fiscal year ended December 31, 2017 and the subsequent interim period through March 27, 2018, during which SingerLewak was the Company’s independent registered public accounting firm, there were: (i) no disagreements between the Company and SingerLewak on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of SingerLewak, would have caused SingerLewak to make reference to the subject matter thereof in connection with its report; and (ii) no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K.

Effective December 27, 2018 (the “Effective Resignation Date”), MNP resigned as the independent registered public accounting firm for the Company.  From March 27, 2018 through the Effective Resignation Date, the period during which MNP was engaged as the Company’s independent registered public accounting firm, there were (i) no disagreements between the Company and MNP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of MNP, would have caused MNP to make reference thereto in their reports on the consolidated financial statements or such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On December 27, 2018 the Audit Committee approved the appointment of Kaufman Rossin & Co. (“KR”) as the Company’s independent registered public accounting firm to replace MNP.  During the two most recent fiscal years ended December 31, 2017 and 2016, and the subsequent interim period through December 27, 2018, the Company has not consulted with KR regarding any of: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event of the type described in Item 304(a)(1)(v) of Regulation S-K. Additionally, during the two most recent fiscal years ended December 31, 2017 and 2016, and the subsequent interim period through December 27, 2018, no written report or oral advice was provided by KR to the Company that KR considered was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

Item 9A.	Controls and Procedures.

(i) Disclosure Controls and Procedures

An evaluation was performed pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this annual report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that this information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

(ii) Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 as required by the Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth in the guidance for small and mid-size entities put forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

It should be noted that while the Company’s CEO and CFO believe that the Company’s internal controls over financial reporting provide a reasonable level of assurance that they are effective, they do not expect that the Corporation’s internal controls over financial reporting will prevent all errors and fraud.

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

(iii) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2018, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

Directors

Information with respect to the Company’s current directors is set forth below.

Name	Age as of December 31, 2018	Position with Cool Holdings	Initial Date as Director
Mauricio Diaz (1)	44	Chief Executive Officer and Director	2018
Felipe Rezk	45	Chief Sales and Marketing Officer and Director	2018
Michael Galloro (2)(3)(4)	44	Director	2018

(1)	Board Chairman.
(2)	Audit Committee Chairman.
(3)	Compensation Committee Chairman.
(4)	Member of the Nominating and Corporate Governance Committee.

Biographical Information

Mauricio Diaz, Director and Chief Executive Officer. Mr. Diaz has served as a Director and the Chief Executive Officer of Cool Holdings since its merger with Cooltech in March 2018.  Prior to that, Mr. Diaz served as Chief Executive Officer of Cooltech and/or certain of its subsidiaries since September 2016. Mr. Diaz also served as the Chief Operating Officer/Managing Partner of Icon Networks LLC from September 2014 until its merger with Cooltech in December 2016. From August 2006 until July 2014, Mr. Diaz served as the Director of Global Business Development of Electro Group, and from July 2005 until August 2006 he served as a Senior Manager of Samsung Electronics. From October 1996 until July 2005, Mr. Diaz served as a Business Development Manager of Panasonic Corporation. Mr. Diaz studied Social Communication at Pontificia Universidad Javeriana in Colombia. Mr. Diaz’s experience with Cooltech prior to the merger, including being a founder of Icon Networks, as well as his former depth of international management and business experience in the telecom field, provide the Board with a breadth of operational skills and experience.

Felipe Rezk, Director and Chief Sales and Marketing Officer. Mr. Rezk has served as a Director and the Chief Sales and Marketing Officer of Cool Holdings since its merger with Cooltech in March 2018.  Prior to that, Mr. Rezk served as the Executive Vice President of Sales and Marketing of Cooltech since December 2016. Mr. Rezk also served as the Chief Executive Officer and the founder of Icon Networks LLC since May 2013. From January 2011 until May 2013, Mr. Rezk was the Head of Enterprise Sales for Latin America at Apple Inc., and from March 2009 until January 2011 he was the Senior Manager, GTM Business Development, Emerging Channels Team at Cisco Systems, Inc. (“Cisco”). From August 2005 until March 2009, Mr. Rezk was the Senior Marketing Manager, Emerging Markets Channels at Cisco. Mr. Rezk received his bachelor’s degree in Economics from University of Los Andes, Bogotá and a Master in Business Administration and Master of Computer Information Systems from the University of Miami. Mr. Rezk’s experience with Cooltech prior to the merger, including being a founder of Icon Networks, as well as his experience as an executive at Apple and his skills in sales and marketing, strengthens the Board and give it an important connection to the Company’s relationship with Apple, which is critical to its success.

Michael Galloro, Director. Mr. Galloro has served as a Director of Cool Holdings since June 2018.  Mr. Galloro is currently a principal of ALOE Finance Inc., a private boutique firm specializing in transaction advisory, senior level finance solutions and management consulting.  From July 2018 to the present, Mr. Galloro has been a Director of Fountain Asset Corp., a Canadian based merchant bank.  From August 2017 to the present, he has been a Director of Eviana Health Corporation, a Canadian based producer of organic hemp-based CBD.  From November 2016 to the present, Mr. Galloro has been a Director of Liberty Health Sciences Inc., a Florida based chain of medical cannabis dispensaries.  From September 2012 to the present, he has been a Director, CEO and CFO of Goldstream Minerals Inc., a Canadian company previously engaged in the exploration and acquisition of mineral interests in northern Ontario.  From March 2012 to the present, Mr. Galloro has been a Director of SustainCo Inc., a Canadian investor of companies focused on sustainability, energy efficiency, water resources and building performance management.  Since December 2010 to the present, he has been the CFO of Yangaroo Inc., a Canadian company specializing in providing technology solutions for the music, advertising and awards industries.  Mr. Galloro also served previously as a Director and or CFO of a number of other Canadian-based companies in various industries.  Mr. Galloro’s extensive finance and accounting experience, as well as his depth of Director experience, provides the Board with a strong audit committee chair and strengthens its commitment to good governance.

Executive Officers

Information for our other current executive officers not otherwise discussed above as of December 31, 2018 is as follows:

Alfredo Carrasco, Chief Financial Officer, 49 years old. Mr. Carrasco has served as the Chief Financial Officer of Cool Holdings since the merger with Cooltech Holding Corp. on March 12, 2018.  Prior to that, Mr. Carrasco served as the Chief Financial Officer of Cooltech Holding since June 2017. Mr. Carrasco has served in various capacities over 20 years of experience in finance, management and operations with Tech Data Corporation, a Fortune 500 company and leader in the technology industry. For the last 8 years, Mr. Carrasco served as Tech Data Corporation’s Vice President of Finance, Latin-America. He has extensive experience leading teams in international markets to streamline operations and implement financial controls, processes and other improvements to increase productivity. Mr. Carrasco received his bachelor’s degree in Economics from University de Lima in Peru, and a Master in Business Administration from the Instituto Tecnologico de Monterrey in Mexico.

Reinier Voigt, Chief Operating Officer, 58 years old. Mr. Voigt has served as the Chief Operating Officer of Cool Holdings since the merger with Cooltech Holding Corp. on March 12, 2018.  Prior to that, Mr. Voigt served as the Chief Operating Officer of Cooltech Holding since December 2016.  From May 2015 until August 2016, Mr. Voigt was the President and Chief Operating Officer of TEReI International, and from September 2006 until April 2015 he was the Chief Operation Officer of Facey Telecome.  Mr. Voigt has more than twenty years of experience in business operations which includes a focus on profit and loss optimization, strategic planning, finance and financial reporting. Mr. Voigt received the equivalent of a Master in Business Administration from Anton De Kom University of Suriname

Director Compensation

The following table sets forth information regarding the compensation of Cool Holdings’ nonemployee directors from the closing of the Merger on March 12, 2018 through December 31, 2018, which consisted solely of retainer and committee chair fees. The nonemployee director compensation program is more particularly described below.

Name	Fees Earned or Paid in Cash ($)		Option Award ($)(1)	All Other Compensation ($)	Total ($)
Andrew DeFrancesco (2)	$18,185	(5)	$—	$—	$18,185
Michael Galloro	$12,632	(6)	$—	$—	$12,632
Robert Picow (3)	$12,889		$—	$—	$12,889
Aaron Serruya (4)	$15,278		$—	$—	$15,278

(1)	No stock options were granted during 2018.
(2)	Mr. DeFrancesco resigned from the Board on December 31, 2018.
(3)	Mr. Picow resigned from the Board on June 4, 2018.
(4)	Mr. Serruya resigned from the Board on December 16, 2018.
(5)	Includes $1,574 for service as Chairman of the Board, as well as Audit Committee Chairman for the period from March 12, 2018 through June 4, 2018.
(6)	Includes $1,148 for service as Audit Committee Chairman. Mr. Galloro was appointed to the Board on June 4, 2018, and re‑elected at the annual meeting of stockholders on December 14, 2018.

Nonemployee Director Compensation Program for 2018.   Nonemployee directors were compensated by an annual cash retainer fee of $20,000.  The Chairman of the Board and the Audit Committee Chairman received an additional annual cash retainer of $2,000.  Board members are also reimbursed for out-of-pocket costs related to their attendance at Board and Committee meetings.

Board Committees and Meetings

The Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Board of Directors annually reviews the Nasdaq Stock Market Rules’ definitions of independence for members of each of the committees and has determined that members of each of the committees are independent pursuant to applicable rules of the Nasdaq Stock Market Rules and the SEC. Copies of our committee charters may be viewed at the Company’s website at http://www.coolholdings.com/corp/corporate-governance/.

Directors currently serving on our committees are set forth below:

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee(1)
Michael Galloro	**	**	*

*	Member.
**	Chairman.
(1)	The Nominating and Corporate Governance Committee currently has no chairman.

Audit Committee

Our Audit Committee performs, among other things, the following functions:

•	determines the independent registered public accounting firm to be employed;
•	discusses the scope of the independent registered public accounting firm’s examination;
•	reviews the financial statements and the independent registered public accounting firm’s report;
•	solicits recommendations from the independent registered public accounting firm regarding internal controls and other matters;
•	reviews related-party transactions for conflicts of interest;
•	makes recommendations to the Board regarding audit-related, accounting and certain other matters; and
•	performs other related tasks as requested by the Board.

Mr. Galloro is currently the Chairman and sole member of the Audit Committee. Our Board of Directors has determined that he is an independent director and a financial expert.

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

•	reviews the Chief Executive Officer’s recommendations with respect to, and approves annual compensation for, Cool Holdings’ other executive officers;
•	establishes and administers annual and long-term incentive compensation plans for key executives;
•

reviews and approves, if appropriate, or recommends to the Board for its approval and, where appropriate, submission to Cool Holdings’ stockholders, incentive compensation plans and equity–based plans;

•	recommends to the Board for its approval changes to executive compensation policies and programs;
•	oversees and annually reviews the non-employee director compensation program; and
•	reviews and approves special executive employment, compensation and retirement arrangements.

Mr. Galloro is currently the Chairman and sole member of our Compensation Committee.

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

The Compensation Committee did not use the services of a compensation consultant during 2018.

Nominating and Corporate Governance Committee

We also have a Nominating and Corporate Governance Committee, which, pursuant to its written charter, is responsible for recommending potential directors, for considering nominations for potential directors submitted by our stockholders and for certain matters related to corporate governance. Mr. Galloro serves on this committee.

There have been no material changes to the procedures (as described below) by which security holders may recommend nominees to our Board of Directors in the last fiscal year.

Director Candidates

The Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications and have a high standard of personal and professional ethics, integrity and values. Candidates for director nominees are reviewed in the context of the current composition of our Board of Directors, our operating requirements and the long-term interests of our stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee considers independence, professional background and experience, other board experience, industry knowledge, skills and expertise, and such other factors as it deems appropriate given the current needs of the Board and Cool Holdings, to maintain a balance of knowledge, experience and capabilities. Other factors considered may include diversity (including age, geography, professional and other experience), although the Company does not have a formal policy regarding diversity.

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

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder or not. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board at an annual meeting of stockholders must do so by delivering, at least 120 days prior to the anniversary date of the mailing of the proxy statement for our last annual meeting of stockholders, a written recommendation to the Nominating and Corporate Governance Committee at the following address: c/o Corporate Secretary, 4445 Eastgate Mall, Suite 200, San Diego, California 92121. Each submission must set forth, among other things: the name and address of the stockholder on whose behalf the submission is made; the number of our shares that are owned beneficially by such stockholder as of the date of the submission; the full name of the proposed candidate; a description of the proposed candidate’s business experience for at least the previous five years; complete biographical information for the proposed candidate; and a description of the proposed candidate’s qualifications as a director. For additional information, see our Director Selection Guidelines attached as Exhibit A to the Nominating and Corporate Governance Committee’s Charter, which can be found on our website at http://www.coolholdings.com/corp/corporate-governance/#1543603177088-ddd0c0b5-0a70.

Meetings of the Board of Directors and Committee Member Attendance

During fiscal year 2018, our Board of Directors met 29 times, our Audit Committee met 7 times, our Compensation Committee met 3 times and our Nominating and Corporate Governance Committee met 2 times. With the exception of Mr. Serruya, who resigned from the Board on December 16, 2018, all directors attended at least 75% of the meetings of the Board and of the committees on which they served in fiscal year 2018 that were held while they were a director or committee member.

Board Leadership Structure and Role in Risk Oversight

At the present time, the Company has two vacancies on its Board that it is working to fill.  It currently has three Board members consisting of Mauricio Diaz, the Chairman of the Board and the Company’s Chief Executive Officer, Carlos Felipe Rezk, the Company’s Chief Sales and Marketing Officer, and Michael Galloro, an independent director and Chairman of the Audit Committee and Compensation Committee.  The Company is seeking to fill the two vacancies with independent directors, each of whom will be strong, seasoned business executives with expertise in areas critical to the Company, including retail consumer electronics and U.S. public company experience.

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

To permit the Board of Directors and its committees to perform their respective risk oversight roles, members of management report directly to the Board or the relevant committee of the Board responsible for overseeing the management of specific risks, as applicable. The Chief Executive Officer reports directly to the Board. The Chief Financial Officer reports to the Chief Executive Officer, the Board and the Audit Committee. Members of the management team have a high degree of access and communication with the independent directors of the Board and the various Board committees. Members of the Company’s management regularly attend Board and committee meetings and are available to address any questions or concerns raised on matters related to risk management. The Company believes that a risk oversight structure with a Board consisting of a majority of independent directors is important for quality corporate governance.

Additional Corporate Governance Information

Stockholder Communications

Stockholders wishing to send communications to the Board may contact Vernon A. LoForti, our Vice President and Corporate Secretary, at the Company’s office located at 4445 Eastgate Mall, Suite 200, San Diego, CA 92121. All such communications will be shared with the members of the Board, or if applicable, a specified committee or director.

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

We have also adopted a Code of Ethics (the “Code of Ethics”) for our Chief Executive Officer and our Chief Financial Officer. The Code of Ethics supplements our Code of Conduct and is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters.

The Code of Conduct and Code of Ethics can be found on our website at http://www.coolholdings.com/corp/corporate-goverance/#1543603177362-6a913a75-a72a.

We have established “whistle-blower procedures” that provide a process for the confidential and anonymous submission, receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters. These procedures provide protections to employees who report company misconduct.

Section 16(A) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to us, we are not aware of any person who at any time during the fiscal year ended December 31, 2018, was a director, officer or beneficial owner of more than ten percent of our common stock, who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act for transactions occurring during such fiscal year, except for the following:

Name	Form Type	Number of Late Filings (Number of Transactions)
Andrew DeFrancesco	Form 3	1 (1)
Aaron Serruya	Form 3	1 (1)
Mauricio Diaz	Form 3, Form 4	5 (5)
Carlos Felipe Rezk	Form 3, Form 4	5 (5)
Carlos Alfredo Carrasco	Form 3	1 (1)
Reinier Voigt	Form 3, Form 4	4 (4)

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth for our Chief Executive Officer, our Chief Financial Officer and our three other executive officers (each of these persons is referred to as a Named Executive Officer) information regarding salary, bonus and other compensation for the years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary	Bonus	Option Awards (1)	All Other Compensation		Total
Joseph Ram	2018	$62,064	$—	$—	$547,500	(2)	$609,564
Former President and Chief Executive Officer	2017	$327,500	$—	$—	$—		$327,500
Vernon A. LoForti	2018	$40,474	$75,000	$—	$153,750	(2)	$269,224
Former Vice President, Chief Financial Officer and Secretary	2017	$205,000	$—	$—	$—		$205,000
Mauricio Diaz	2018	$190,000	$45,000	$—	$16,939	(3)	$251,939
Chief Executive Officer
Carlos Felipe Rezk	2018	$190,000	$45,000	$—	$17,157	(3)	$252,157
Chief Sales and Marketing Officer
Carlos Alfredo Carrasco	2018	$142,500	$13,500	$—	$18,126	(3)	$174,126
Chief Financial Officer
Reinier Voigt	2018	$142,500	$27,000	$—	$21,651	(3)	$191,151
Chief Operating Officer

(1)	No stock options were granted during 2017 or 2018.

(2)

Mr. Ram and Mr. LoForti were both terminated on March 12, 2018 as Named Executive Officers as a condition to closing the Merger of the Company with Cooltech Holding, Inc.  The other compensation listed in the table for these individuals represents severance compensation that was accrued for them pursuant to the terms of their respective employment agreements.  Mr. LoForti signed a new employment agreement with the Company effective March 13, 2018 as a non-executive officer in the capacity as Vice President and Secretary.

(3)	These amounts represent executive health insurance premiums paid by the Company on behalf of each executive.

Employment Agreements

On April 1, 2018, following the Company’s merger with Cooltech Holding, each of the newly Named Executive Officers received employment agreements with the Company.  The principle terms of the agreements are summarized below.

Mauricio Diaz.  The initial term of the employment agreement with Mr. Diaz is from April 1, 2018 to December 15, 2019, and renews automatically for successive one-year periods unless either party provides at least three months’ notice to the other of their intention not to renew.  The agreement provides for an annual base salary of $240,000, subject to annual review by the Compensation Committee.  Mr. Diaz is also eligible for an annual bonus of up to $90,000 based on the Company’s achievement of performance targets established by the Compensation Committee, which bonus is subject to clawback provisions in the event of a financial restatement.

Mr. Diaz’s employment agreement provides for the payment of severance under certain conditions. If Cool Holdings terminates his employment other than for “cause” or if Mr. Diaz terminates his employment for “good reason,” Mr. Diaz is entitled to a severance payment equal to 12 months of salary, subject to his execution of a general release and waiver of claims against Cool Holdings. If Mr. Diaz voluntarily terminates his employment other than for “good reason,” he is not entitled to receive a severance payment. Under the terms of the agreement, Mr. Diaz is also subject to confidentiality and non-competition restrictions in favor of Cool Holdings.

Under the employment agreement, the term “good reason” generally means a material breach of the employment agreement by the Company that is not timely cured by the Company, a diminution of Mr. Diaz’s duties or title, or a termination of employment within 12 months after a “change of control.”  The term “change of control” generally means any one or more of the following: (i) the merger, consolidation, sale or other transfer of more than 50% of the outstanding shares of common stock of the Company, except where the holders of common stock immediately prior to the merger or consolidation own a majority of the voting common stock of the surviving corporation immediately after the merger, (ii) a sale of all or substantially all the Company’s assets, or (iii) during any period of 12 consecutive months there is a change of a majority of the members of the Company’s Board of Directors.

Felipe Rezk.  The initial term of the employment agreement with Mr. Rezk is from April 1, 2018 to December 15, 2019, and renews automatically for successive one-year periods unless either party provides at least three months’ notice to the other of their intention not to renew.  The agreement provides for an annual base salary of $240,000, subject to annual review by the Compensation Committee.  Mr. Rezk is also eligible for an annual bonus of up to $90,000 based on the Company’s achievement of performance targets established by the Compensation Committee, which bonus is subject to clawback provisions in the event of a financial restatement.  The remaining terms of his agreement are similar to those of Mr. Diaz noted above.

Alfredo Carrasco.  The initial term of the employment agreement with Mr. Carrasco is from April 1, 2018 to March 31, 2021, and renews automatically for successive one-year periods unless either party provides at least three months’ notice to the other of their intention not to renew.  The agreement provides for an annual base salary of $180,000, subject to annual review by the Compensation Committee.  Mr. Carrasco is also eligible for an annual bonus of up to $54,000 based on the Company’s achievement of performance targets established by the Compensation Committee, which bonus is subject to clawback provisions in the event of a financial restatement.  The remaining terms of his agreement are similar to those of Mr. Diaz noted above.

Reinier Voigt.  The initial term of the employment agreement with Mr. Voigt is from April 1, 2018 to March 31, 2021, and renews automatically for successive one-year periods unless either party provides at least three months’ notice to the other of their intention not to renew.  The agreement provides for an annual base salary of $180,000, subject to annual review by the Compensation Committee.  Mr. Voigt is also eligible for an annual bonus of up to $54,000 based on the Company’s achievement of performance targets established by the Compensation Committee, which bonus is subject to clawback provisions in the event of a financial restatement.  The remaining terms of his agreement are similar to those of Mr. Diaz noted above, except that Mr. Voigt’s severance benefit is equal to 9 months of salary.

Grants of Plan-Based Awards in 2018

No stock options or other plan-based grants were made under the Company’s amended and restated 2015 equity incentive plan (the “2015 Equity Incentive Plan”) to Cool Holdings’ Named Executive Officers during 2018.

Outstanding Equity Awards at 2018 Fiscal Year-End

At December 31, 2018, there were no equity awards outstanding held by the Cool Holdings’ Named Executive Officers.

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

Equity Compensation Plan Information

The following table provides information presented as of December 31, 2018 with respect to our 2006 and 2015 Equity Incentive Plans as described below.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	4,340(1)	$31.89	(1)	779,216	(2)
Equity compensation plans not approved by security holders	—	$—		—

(1)	Includes all options outstanding under our 2006 and 2015 Equity Incentive Plans.

(2)

As of December 31, 2018, an aggregate of 779,216 shares remained available for future issuance under the 2015 Equity Incentive Plan, which may be granted in the form of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards and other stock or cash-based awards.  No additional awards will be granted under the 2006 Equity Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

As of April 16, 2019, there were 8,268,531 shares of common stock outstanding. The following table sets forth certain information as of that date with respect to the beneficial ownership of common stock by each (i) Named Executive Officer listed in the Summary Compensation Table above, (ii) director and nominee for director, and (iii) all current executive officers and directors as a group. Other than Messrs. Diaz and Rezk, there is no other person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (1)
Named Executive Officers:
Mauricio Diaz (also a Director) 48 NW 25th Street, Suite 108 Miami, Florida 33127	591,034	7.15%
Carlos Felipe Rezk (also a Director) 48 NW 25th Street, Suite 108 Miami, Florida 33127	527,704	6.38%
Reinier Voigt 48 NW 25th Street, Suite 108 Miami, Florida 33127	90,308	1.09%
Carlos Alfredo Carrasco 48 NW 25th Street, Suite 108 Miami, Florida 33127	62,194	*
Directors:
Michael Galloro 48 NW 25th Street, Suite 108 Miami, Florida 33127	—	*
All current executive officers and directors as a group (5 persons)	1,271,240	15.37%

*	Less than one percent
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

In accordance with the NASDAQ Listing Rules, for a director to be considered “independent,” the Board of Directors must affirmatively determine that he or she is not an executive officer or employee of the Company or an individual that has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Additionally, the following persons are not considered “independent”:

(a) a director who is or at any time during the past three years was employed by Cool Holdings or its subsidiaries;

(b) a director who accepted or has a family member who accepted any compensation from Cool Holdings in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

(i) compensation for board or board committee service;

(ii) compensation paid to a family member who is an employee (other than an executive officer) of Cool Holdings; or

(iii) benefits under a tax-qualified retirement plan or non-discretionary compensation;

(c) a director who is a family member of an individual who is or at any time during the past three years was employed by Cool Holdings as an executive officer;

(d) a director who is, or has a family member who is a partner in or a controlling stockholder or an executive officer of, any organization to which Cool Holdings has made, or from which Cool Holdings received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following:

(i) payments arising solely from investments in Cool Holdings’ securities; or

(ii) payments under non-discretionary, charitable contribution matching programs;

(e) a director of Cool Holdings who is, or has a family member who is employed as an executive officer of another entity where at any time during the past three years any of the executive officers of Cool Holdings serve on the compensation committee of such other entity; or

(f) a director who is or has a family member who is a current partner of Cool Holdings’ outside auditor or was a partner or employee of Cool Holdings’ outside auditor who worked on the Cool Holdings audit at any time during any of the past three years.

At a meeting in October 2018, the Board undertook its annual review of director independence based on the foregoing standards. During this review, the Board considered, among other things, transactions and relationships between each director or any member of his or her immediate family and Cool Holdings and its subsidiaries and affiliates or any entity of which a director or an immediate family member is or was, as applicable, an executive officer, general partner or significant equity holder. As provided in the Director Qualification Standards of the Nominating and Corporate Governance Committee Charter, the purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent.

As a result of this review, the Board affirmatively determined that the following directors nominated for election at the Annual Meeting were independent of Cool Holdings within the meaning of the NASDAQ Listing Rules and the applicable rules promulgated by the SEC:

Andrew DeFrancesco

Michael Galloro

Aaron Serruya

On December 16, 2018, Mr. Serruya resigned from the Board, and on December 31, 2018, Mr. DeFrancesco also resigned.  The resignation by both directors resulted from demands placed on their time by other obligations, and not the result of a disagreement regarding the Company’s operations, policies or procedures.  As a consequence of their resignations, the Company now only has one independent Board member and one member of its audit and compensation committees.  The Company is actively conducting a search for two independent director candidates to fill the vacancies.  The Staff of NASDAQ has provided the Company with an extension to fill the vacancies and regain compliance with the NASDAQ Listing Rules until June 14, 2019.

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

All future transactions between us and any of our officers, directors or 5% stockholders are expected to be on terms no less favorable than could be obtained from independent third parties and to be approved by a majority of our independent, disinterested directors. We believe that by following these procedures, we will be able to mitigate the possible effects of any conflicts of interest. We had no transactions with related persons during 2018 which are required to be disclosed by the rules of the SEC.

Item 14.	Principal Accountant Fees and Services.

Our independent registered public accounting firm for 2017 through the date of the Merger on March 12, 2018 was SingerLewak LLP (“SL”).  From March 12, 2018 to December 27, 2018, our independent registered public accounting firm was MNP LLP (“MNP”).  From December 27, 2018 to the current time, our independent registered public accounting firm is Kaufman Rossin & Co. (“KR”).  The Audit Committee reviews and determines whether specific projects or expenditures with our registered public accounting firm potentially affect its independence. The Audit Committee’s policy requires that all services the independent registered public accounting firm may provide to Cool Holdings, including audit services and permitted audit-related services, be pre-approved in advance by the Audit Committee. In the event that an audit or non-audit service requires approval prior to the next scheduled meeting of the Audit Committee, the auditor must contact the Chairman of the Audit Committee (who has been delegated by the Audit Committee the authority to act in such circumstances) to obtain such approval. The approval will be reported to the Audit Committee at its next scheduled meeting. All audit and non-audit services provided by our independent registered public accounting firms during 2017 and 2018 were pre-approved by the Audit Committee.

The following sets forth the aggregate fees billed to us by each of the above listed firms for the years ended December 31, 2017 and 2018.

Audit Fees

The aggregate fees billed for professional services rendered by SL for its audit of our annual financial statements and its review of our financial statements included in Forms 10-Q and 10-K in fiscal year 2017 and related SEC reporting work was $252,935.

The aggregate fees billed for professional services rendered by MNP for its review of our financial statements included in Forms 10-Q in fiscal year 2018 and related SEC reporting work was $76,880.

No fees were billed by MNP during 2018 as it was not engaged as our independent registered public accounting firm until December 27, 2018 and did not begin work on the audit of our 2018 financial statements until January 2019.

The aggregate fees billed for professional services rendered by KR for its audit of our annual financial statements included in our 10-K for fiscal year 2018 and related SEC reporting work was $237,500.

Audit Related Fees

The aggregate fees billed for audit-related services by SL in fiscal year 2017 was $95,975.

Tax Fees

There were no fees billed by any of the above listed firms in fiscal years 2017 and 2018 for professional services for tax compliance, tax advice or tax planning.

All Other Fees

There were no fees billed by any of the above listed firms in fiscal years 2017 and 2018 for professional services other than the services described above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents included elsewhere in this annual report on Form 10-K (see F-pages herein regarding financial statement information) are incorporated herein by reference and filed as part of this report:

(1) Financial statements:

The consolidated balance sheets as of December 31, 2018 and 2017, and the consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2018 and 2017, together with notes thereto.

(2) Financial statement schedule: None

(3) Exhibits required by Item 601 of Regulation S-K:

Number	Description

3.1	Articles of Incorporation (1)

3.2	Amendment to Articles of Incorporation dated as of July 25, 2017 (9)

3.3	Amendment to Articles of Incorporation dated as of October 10, 2017 (10)

3.4	Amendment to Articles of Incorporation dated as of March 9, 2018 (11)

3.5	Amendment to Articles of Incorporation dated as of June 8, 2018 (15)

3.6	Amended and Restated Bylaws (2)

4.1	Specimen Common Stock Certificate (1)

10.1	Form of Stock Option Grant Notice/Stock Option Agreement—2015 Equity Incentive Plan (3)

10.2	2015 Equity Incentive Plan (3)(*)

10.3	Agreement and Plan of Merger dated as of July 25, 2017 between InfoSonics Corporation, Cooltech Holding Corp. and InfoSonics Acquisition Sub, Inc. (4)

10.4	Voting Agreement dated as of July 25, 2017 between Joseph Ram and Cooltech Holding Corp. (4)

10.5	Securities Purchase Agreement dated as of August 2, 2017 between InfoSonics Corporation and certain of its investors (5)

10.6	Securities Purchase Agreement dated as of August 3, 2017 between InfoSonics Corporation and certain private investors (5)

10.7	Amendment No. 1 to Agreement and Plan of Merger dated as of September 14, 2017 between InfoSonics Corporation, Cooltech Holding Corp. and InfoSonics Acquisition Sub, Inc. (6)

10.8	Amendment No. 2 to Merger Agreement dated as of January 5, 2018 between InfoSonics Corporation, Cooltech Holding Corp. and InfoSonics Acquisition Sub, Inc. (7)

10.9	Amendment No. 1 to Securities Purchase Agreement dated as of December 31, 2017 between InfoSonics Corporation and certain of its investors (7)

10.10	Amendment No. 2 to Securities Purchase Agreement dated as of January 5, 2018 between InfoSonics Corporation and certain of its investors (7)

10.11	Securities Purchase Agreement dated as of January 19, 2018 between InfoSonics Corporation and certain accredited investors affiliated with Cooltech Holding Corp. (8)

10.12	Employment Agreement effective April 1, 2018 between InfoSonics and Mauricio Diaz (12)(*)

10.13	Employment Agreement effective April 1, 2018 between InfoSonics and Carlos Felipe Rezk (12)(*)

10.14	Employment Agreement effective April 1, 2018 between InfoSonics and Carlos Alfredo Carrasco (12)(*)

10.15	Employment Agreement effective April 1, 2018 between InfoSonics and Reinier Voigt (12)(*)

Number	Description

10.16	Employment Agreement effective March 13, 2018 between InfoSonics and Vernon A. LoForti (12)(*)

10.17	Promissory Note between Delavaco Holdings Inc. and InfoSonics Corporation dated April 10, 2018 (13)

10.18	Subscription Agreement dated June 1, 2018 between InfoSonics Corporation and certain investors (14)

10.19	Exchange Agreement dated August 15, 2018 between Cool Holdings, Inc. and certain debt holders (16)

10.20	Warrant to Purchase Shares of Common Stock dated August 15, 2018 between Cool Holdings, Inc. and certain debt holders (16)

10.21	First Amendment to Option Agreement between OneClick International and Delavaco Partners Inc. dated August 13, 2018 (17)

10.22	Release of Claims Agreement dated September 13, 2018 between Cool Holdings, Inc. and Alfredo Carrasco (18)

10.23	Mutual Release of Claims Agreement dated September 13, 2018 between Cooltech Holding Corp. and Voigt Consultancy (18)

10.24	Mutual Release of Claims Agreement dated September 13, 2018 between Cooltech Holding Corp. and Juan Pablo Montoya and Monty Motorsport LLC (18)

10.25	Unsecured Promissory Note dated September 27, 2018 between Reinier Vogt and Cool Holdings, Inc. (19)

10.26

Promissory Note Consolidation Agreement dated September 30, 2018 between Cool Holdings, Inc., Cooltech Holding Corp., Cooltech Distribution, LLC, OneClick International, LLC and Delavaco Holdings Inc. (19)

10.27	Unsecured Promissory Note dated September 30, 2018 between Cool Holdings, Inc. and Delavaco Holdings Inc. (19)

10.28	Subscription Agreements dated October 24, 2018 and October 30, 2018 between Cool Holdings, Inc. and certain investors (20)

10.29	Unsecured Convertible Notes dated October 24, 2018 and October 30, 2018 between Cool Holdings, Inc. and certain investors (20)

10.30	Common Stock Purchase Warrants dated October 24, 2018 and October 30, 2018 between Cool Holdings, Inc. and certain investors (20)

10.31	Subscription Agreements dated November 29, 2018 between Cool Holdings, Inc. and certain investors (21)

10.32	Unsecured Convertible Notes dated November 29, 2018 between Cool Holdings, Inc. and certain investors (21)

10.33	Common Stock Purchase Warrants dated November 29, 2018 between Cool Holdings, Inc. and certain investors (21)

21	Subsidiaries of Cool Holdings, Inc. (+)

23	Consent of Independent Registered Public Accounting Firm (+)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (+)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Number	Description

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed on January 30, 2004.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 14, 2010.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 11, 2016.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 26, 2017.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 4, 2017.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 15, 2017.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 5, 2018.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 22, 2018.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 26, 2017
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 11, 2017.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 12, 2018.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 9, 2018.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 17, 2018.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 6, 2018.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 14, 2018.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 16, 2018.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 20, 2018.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 17, 2018.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 3, 2018.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 30, 2018.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 30, 2018.
(*)	Indicates a management contract or compensatory plan or arrangement
(+)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COOL HOLDINGS, INC.

April 16, 2019	By:	/s/ Mauricio Diaz
Mauricio Diaz, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Signature and Title:

April 16, 2019	/s/ Mauricio Diaz
Mauricio Diaz, Chief Executive Officer and Director (Principal Executive Officer)

April 16, 2019	/s/ Carlos Alfredo Carrasco
Carlos Alfredo Carrasco, Chief Financial Officer (Principal Financial and Accounting Officer)

April 16, 2019	/s/ Carlos Felipe Rezk
Carlos Felipe Rezk, Chief Sales and Marketing Officer and Director

April 16, 2019	/s/ Michael Galloro
Michael Galloro, Director

COOL HOLDINGS, INC.

Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Cool Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Cool Holdings, Inc. (the “Company”) as of December 31, 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Sustantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  Management’s evaluation of the events and conditions and management’s plans regarding those matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Kaufman, Rossin & Co., P.A.

We have served as the Company's auditor since 2018.

Miami, Florida

April 16, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Cooltech Holding Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Cooltech Holding Corp. (the Company) as of December 31, 2017, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company’s recurring losses and negative cash flows from operations as well as working capital deficiency and accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MNP LLP

We have served as the Company's auditor since 2016.

Toronto, Ontario, Canada

May 21, 2018 (Except for Notes 2 and 16 pertaining to certain reclassifications, as to which the date is April 16, 2019)

COOL HOLDINGS, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,281	$346
Restricted cash	2,012	1,008
Trade accounts receivable, net of allowance for doubtful accounts of $73 and $9 as of December 31, 2018 and 2017, respectively	2,287	8,495
Other accounts receivable	1,262	3,361
Inventory	3,623	1,631
Prepaid assets	314	11
Current assets of discontinued operations	788	—
Total current assets	11,567	14,852
Property and equipment, net	1,009	391
Intangibles	883	1,135
Goodwill	—	5,936
Other assets	232	138
Total assets	$13,691	$22,452
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,013	$10,841
Accrued expenses	1,555	1,276
Notes payable to related parties	—	441
Notes payable	4,464	3,374
Current liabilities of discontinued operations	2,543	—
Total current liabilities	13,575	15,932
Long-term liabilities:
Notes payable to related parties	—	3,315
Notes payable	2,873	5,540
Total long-term current liabilities	2,873	8,855
Total liabilities	16,448	24,787
Commitments and Contingencies (Note 12)
Stockholders’ deficit:
Series A convertible preferred stock, $0.0001 par value, 250,000 shares authorized: 4,408 shares issued and outstanding as of December 31, 2017	—	—
Preferred stock, $0.001 par value, 10,000 shares authorized: 322 shares issued and outstanding as of December 31, 2018	—	—
Common stock, $0.0001 par value, 50,000 shares authorized: 5,781 shares issued and outstanding as of December 31, 2017	—	1
Common stock, $0.001 par value, 150,000 shares authorized: 7,793 shares issued and outstanding as of December 31, 2018	8	—
Additional paid-in capital	35,303	7,578
Accumulated other comprehensive loss	(1,011)	(128)
Accumulated deficit	(37,057)	(9,786)
Total stockholders’ deficit	(2,757)	(2,335)
Total liabilities and stockholders’ deficit	$13,691	$22,452

Accompanying notes are an integral part of these financial statements.

COOL HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2018	2017
Net sales	$24,177	$13,615
Cost of sales	19,128	12,235
Gross profit	5,049	1,380
Selling, general and administrative expenses	14,700	8,094
Goodwill and intangible impairments	10,396	—
Operating loss	(20,047)	(6,714)
Other income (expense):
Interest expense	(1,579)	(1,013)
Foreign exchange losses	(479)	—
Loss on early extinguishment of debt	(1,227)	—
Other income, net	1,435	187
Loss from continuing operations before provision for income taxes	(21,897)	(7,540)
Provision for income taxes	(221)	—
Loss from continuing operations	(22,118)	(7,540)
Loss from discontinued operations	(5,153)	—
Net loss	$(27,271)	$(7,540)

Loss per share (basic and diluted):
Continuing operations	$(5.36)	$(1.73)
Discontinued operations	(1.25)	—
Total	$(6.61)	$(1.73)
Basic and diluted weighted-average number of common shares outstanding	4,128	4,358
Comprehensive loss:
Net loss	$(27,271)	$(7,540)
Foreign currency translation adjustments	(883)	(128)
Comprehensive loss	$(28,154)	$(7,668)

Accompanying notes are an integral part of these financial statements.

COOL HOLDINGS, INC.

Consolidated Statements of Stockholders’ Deficit

(Amounts in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, December 31, 2016	4,408	$1	2,331	$—	$—	$—	$(2,246)	$(2,245)
Sale of common stock	—	(1)	2,275	1	4,641	—	—	4,641
Issuance of common stock to founders	—	—	1,175	—	2,937	—	—	2,937
Foreign currency translation	—	—	—	—	—	(128)	—	(128)
Net loss	—	—	—	—	—	—	(7,540)	(7,540)
Balance, December 31, 2017	4,408	—	5,781	1	7,578	(128)	(9,786)	(2,335)
Exchange of shares in connection with reverse merger	(3,645)	1	(3,994)	1	6,181	—	—	6,183
Sale of common and preferred stock	298	—	1,060	1	5,334	—	—	5,335
Conversions of preferred to common stock	(739)	(1)	739	1	—	—	—	—
Debt exchange	—	—	3,400	3	13,691	—	—	13,694
Cashless warrant exercises	—	—	81	—	—	—	—	—
Exercise of Unitron option	—	—	625	1	(1)	—	—	—
Issuance of warrants and beneficial conversion feature with convertible debt	—	—	—	—	2,060	—	—	2,060
Stock-based compensation expense	—	—	101	—	460	—	—	460
Foreign currency translation	—	—	—	—	—	(883)	—	(883)
Net loss	—	—	—	—	—	—	(27,271)	(27,271)
Balance, December 31, 2018	322	$—	7,793	$8	$35,303	$(1,011)	$(37,057)	$(2,757)

Accompanying notes are an integral part of these financial statements.

COOL HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	For the Year Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(27,271)	$(7,540)
Less: loss on discontinued operations	(5,153)	—
Loss from continuing operations	(22,118)	(7,540)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	541	75
Accretion of debt discount	800	368
Loss on debt conversion	1,227	—
Impairment of goodwill and intangibles	10,396	—
Loss on disposal of fixed assets	24	4
Provision for (recovery of) bad debts	64	(9)
Provision for obsolete inventory	315	—
Stock-based compensation	430	2,938
Loss on sale of investment securities	121	—
(Increase) decrease in:
Trade accounts receivable	5,610	(842)
Other accounts receivable	182	(3,361)
Accounts receivable related parties	—	(514)
Inventory	(1,063)	619
Prepaids	(34)	35
Other assets	—	299
Increase (decrease) in:
Accounts payable	(6,826)	2,460
Accrued expenses	705	1,276
Net cash used in continuing operating activities	(9,626)	(4,192)
Net cash provided by discontinued operating activities	2,205	—
Net cash used in operating activities	(7,421)	(4,192)
Cash flows from investing activities:
Recovery of (purchase of) property and equipment	(620)	151
Purchase of intangibles	—	(2)
Purchase of investment securities	(355)	—
Sale of investment securities	210
Cash acquired in reverse merger with Cooltech (Note 17)	1,264	—
Cash acquired in acquisition of Cooltech Canada (Note 18)	21	—
Acquisition of Unitron assets, net of cash acquired (Note 19)	(1,432)	—
Acquisition of OneClick International, net of cash acquired	—	1,072
Acquisition of OneClick License, net of cash acquired	—	(751)
Net cash provided by (used in) investing activities	(912)	470
Cash flows from financing activities:
Repayments on line of credit	—	(500)
Borrowings from notes payable	7,490	1,502
Payment of notes payable	(1,763)	(1,179)
Non-controlling interest in subsidiary	—	4
Sale of common and preferred stock	5,335	4,641
Net cash provided by financing activities	11,062	4,468
Effect of exchange rate changes on cash	(790)	(128)
Net increase in cash and cash equivalents	1,939	618
Cash, cash equivalents and restricted cash, beginning of year	1,354	736
Cash, cash equivalents and restricted cash, end of year	$3,293	$1,354
Cash paid for interest	$462	$172
Cash paid for income taxes	$2	$—

Non-cash investing and financing activities:
Conversion of account payable and accrued interest to note payable	$1,439	$—
Conversion of notes payable and accrued interest to equity	$11,445	$—
Conversion of accounts payable to equity	$1,023	$—
Offset of accounts receivable against notes payable	$561	$—
Application of other accounts receivable to Unitron Asset acquisition consideration	$2,250	$—

The accompanying notes are an integral part of these financial statements.

NOTE 1—ORGANIZATION AND LINE OF BUSINESS

Cool Holdings, Inc. (“Cool Holdings,” “we,” “us,” “our,” or the “Company”) was incorporated in February 1994 in the state of California under the name InfoSonics Corporation (“InfoSonics”) and reincorporated in September 2003 in the state of Maryland. InfoSonics was in the business of sourcing and selling Android-based cell phones and tablets under its verykool® proprietary brand name to big-box retailers and distributors throughout Latin America.  In March 2018, InfoSonics merged with Cooltech Holding Corp. (“Cooltech”) (the “Merger” or “Cooltech Merger”).  As discussed in Note 17, because of the change of control that resulted from the Merger, it was treated as a reverse merger with Cooltech deemed to be acquiring InfoSonics for accounting purposes.  Therefore, the Company’s historical financial statements prior to the Merger reflect those of Cooltech.  In June 2018, InfoSonics changed its name to Cool Holdings.  Subsequent to the Merger, the Company adopted the strategy of Cooltech and worked to wind down the legacy verykool business, which it discontinued by December 31, 2018.  The operating results of the verykool business have been classified as a discontinued operation in the 2018 financial statements.  Cool Holdings is now focused on its primary business as an Apple® Partner.

Currently, our business is comprised of two reportable segments: (1) OneClick®, our chain of 16 retail consumer electronics stores authorized under the Apple® Premier Partner, APR (Apple® Premium Reseller) and AAR MB (Apple® Authorized Reseller Mono-Brand) programs, and (2) Cooltech Distribution, an authorized distributor to the OneClick® stores and other resellers of Apple® products and other consumer electronic brands.  Geographically, our 16 OneClick stores are located as follows:  7 in the Dominican Republic, 6 in Argentina, and 3 in Florida in the U.S.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES; PRIOR PERIOD RECLASSIFICATION

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Cool Holdings and our wholly owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements. Changes in the estimates and assumptions used by us could have a significant impact on our financial results. Actual results could differ from those estimates.

Revenue Recognition and Allowance for Returns

We adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC Topic 606) on January 1, 2018 using the modified retrospective method to all noncompleted contracts as of the date of adoption. No adjustment of opening retained earnings for the cumulative effect of initially applying the new revenue standard was required. See the Recently Adopted Accounting Standards section for additional information pertaining to the adoption of ASU 2014-09. The comparative information has not been restated and continues to be reported under the accounting standards in effect for 2017. The following accounting policies became effective upon the adoption of ASU 2014-09.

Under ASU 2014-09, we apply a five-step approach in determining the amount and timing of revenue to be recognized which includes the following: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied.

In our OneClick retail stores, revenue is recognized at a point in time, which typically is at the time of sale, net of discounts and estimated returns, when collection is reasonably assured and the customer takes possession of the merchandise.  Revenues do not include sales taxes or other taxes collected from customers.  Products sold in our stores typically come with a manufacturer’s warranty, which is an obligation of the manufacturer.  However, our stores also sell AppleCare+ plans to customers that provide extended warranty coverage on their device purchases.  Because the service to be provided to the consumer under the AppleCare+ Plan comes directly from Apple, OneClick does not “obtain substantive control” of the service.  Consequently, OneClick acts as the “agent” in the sales transaction rather than the “principal,” and records the transaction on a “net” basis with the cost being netted against the sale and only the margin being recorded as revenue.

For sales by our Cooltech Distribution unit and our discontinued verykool unit, revenue is recognized when control passes, which generally occurs upon delivery of the product to the customer.  Revenue is recorded net of discounts and estimated returns.

At our discontinued verykool unit, sales were recorded net of discounts, rebates, cooperative marketing arrangements, returns and allowances. On select sales, we agreed to cooperative arrangements wherein we funded future marketing programs related to the products purchased by the customer. Such arrangements were usually agreed to in advance. The amount of the co-op allowance was recorded as a reduction of the sale and added to accrued expenses as a current liability. Subsequent expenditures made pursuant to the arrangements reduced this liability. To the extent we incurred costs in excess of the established cooperative fund, we recognized the amount as a selling or marketing expense. As part of the sales process, verykool may have performed certain value-added services such as programming, software loading and quality assurance testing. These value-added services were considered an ancillary component of the sales process and amounts attributable to these processes were included in the unit cost to the customer. Furthermore, these value-added services were provided prior to the shipment of the products, and no value-added services were provided after delivery of the products. We recognized as a reserve against the related receivables estimates for product returns based on historical experience and other judgmental factors, evaluated these estimates on an ongoing basis and adjusted our estimates each period based on actual product return activity. We recognized freight costs billed to customers in net sales and actual freight costs incurred as a component of cost of sales.

Verykool provided a 1-year limited warranty on its products, for which it is responsible.  However, the customer did not have the option to purchase the warranty separately, and the warranty provided only an “assurance” to the customer that the product would function as expected and in accordance with its specifications.  It was intended to safeguard the customer against existing defects and did not provide any incremental service to the customer.  Consequently, the warranty was not a “separate performance obligation.”  Costs incurred to either repair or replace the product were additional costs of providing the initial products. Consequently, for this reason, and because the customer did not have the option to purchase the warranty separately, the warranty was accounted for in accordance with ASC 460.  We recorded a cost accrual for our warranty obligations based upon the units still under warranty, expected failure rates and our historical cost to repair.

Foreign Currency Transactions

Certain of the Company’s foreign subsidiaries (in Argentina and the Dominican Republic) have a functional currency that is not the U.S. Dollar. Assets and liabilities of such subsidiaries are translated to U.S. Dollars using exchange rates in effect at the balance sheet dates. Revenues and expenses are translated at average exchange rates in effect during the period. Translation adjustments are included in stockholders’ deficit in the accompanying consolidated balance sheets as a component of accumulated other comprehensive loss.

The International Practices Task Force (“IPTF”) of the Center for Audit Quality discussed the inflationary status of Argentina at its meeting on May 16, 2018 and categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100%. Therefore, the Company has transitioned its Argentine operations to highly inflationary status as of July 1, 2018.

For operations in highly inflationary economies, we use the U.S. dollar as the functional currency.  Accordingly, monetary asset and liabilities are remeasured at exchange rates in effect at the balance sheet date, and non-monetary assets and liabilities are remeasured at historical exchange rates. Nonmonetary assets and liabilities existing on July 1, 2018 (the date that the Company adopted highly inflation accounting) were translated using the Argentine Peso to United States Dollar exchange rate in effect on June 30, 2018, which was 28.880. Foreign currency transaction adjustments are reflected in loss on foreign currency translation on the accompanying statement of operations. During the year ended December 31, 2018, the Company recorded a $470,000 loss on foreign currency transactions.

Comprehensive Income (Loss)

Comprehensive income (loss) as defined by U.S. generally accepted accounting principles (GAAP) includes all changes in equity (net assets) during a period from non-owner sources. The Company’s comprehensive loss includes foreign currency translation adjustments, which are excluded from net income (loss) and are reported as a separate component of stockholders’ deficit as accumulated other comprehensive loss.

Cash, Cash Equivalents and Restricted Cash

For consolidated financial statement purposes, cash equivalents are defined as investments which have an original maturity of ninety days or less from the original date of purchase. Cash and cash equivalents consist of cash on hand and in banks. The Company maintains its cash, cash equivalents and restricted cash balances in banks that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation. As of December 31, 2018 and 2017, the Company maintained deposits totaling $2,375,000 and $924,000, respectively, with certain financial institutions in excess of federally insured amounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Amounts included in restricted cash are pledged as collateral to a bank and restricted to use in support of a letter of credit issued to a vendor or vendors for inventory purchases.

Trade Accounts Receivable

Trade accounts receivable are comprised primarily of amounts due from the Company’s distribution customers, of certain corporate customers of the Company’s OneClick stores and from financial institutions for the settlement of credit card transactions.  The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. The Company evaluates the collectability of its accounts receivable on an ongoing basis. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. The allowance for doubtful accounts was $73,000 and $9,000 at December 31, 2018 and 2017, respectively.

During the year ended December 31, 2017, the Company entered into factoring agreements with various financial institutions to sell accounts receivable under non-recourse agreements. These transactions were treated as sales and accounted for as a reduction in accounts receivable because the agreements transferred effective control over the receivables, and risk related thereto, to the buyers. Thus, cash proceeds from these arrangements were reflected as operating activities, including the change of accounts receivable in the consolidated statement of cash flows for the year. The Company did not service any factored accounts after the factoring occurred and did not have any servicing assets or liabilities.  During the year ended December 31, 2017, the aggregate gross amount factored under these facilities was $2,557,000, and the cost of factoring such accounts receivable was $85,000, which amount is reflected as interest expense in the accompanying consolidated statement of operations and comprehensive loss.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists primarily of consumer electronics and accessories. The Company writes down its inventory to net realizable value when it is estimated to be slow-moving or obsolete. As of December 31, 2018 and 2017, the inventory was net of write-downs of $351,000 and $36,000, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The Company provides for depreciation using the straight-line method over estimated useful lives of three to five years. Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of property and equipment are reflected in the statements of operations.

Fair Value of Financial Instruments

The Company measures its financial instruments in its financial statements at fair value or amounts that approximate fair value. The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters. If market observable inputs for model-based valuation techniques are not available, the Company makes judgments about assumptions market participants would use in estimating the fair value of the financial instrument. Carrying values of cash, cash equivalents, restricted cash, trade and other accounts receivable, prepaid expenses, accounts payable, accrued expenses, short-term notes payable and short-term notes payable to related parties approximate their fair values due to the short-term nature and liquidity of these financial instruments.  The Company estimates that the fair value of its long-term debt and long-term debt to related parties approximates its carrying value based on significant level 2 observable inputs.

Business Combinations

We account for business combinations under the acquisition method of accounting. This method requires the recording of acquired assets and assumed liabilities at their acquisition date fair values. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Results of operations related to business combinations are included prospectively beginning with the date of acquisition and transaction costs related to business combinations are recorded within selling, general and administrative ("SG&A") expenses.

Goodwill and Intangible Assets

Goodwill represents the excess purchase price over tangible net assets and identifiable intangible assets acquired. Intangible assets are recorded apart from goodwill if they arise from a contractual right and are capable of being separated from the entity and sold, transferred, licensed, rented or exchanged individually. We are required to evaluate goodwill and other intangible assets not subject to amortization for impairment at least annually or when circumstances indicate the carrying value of the goodwill or other intangible assets might be impaired. Goodwill has been assigned to reporting units for the purpose of impairment testing. Excluding our verykool unit that was discontinued in the fourth quarter of 2018, we have two operating segments: our OneClick retail stores and our Cooltech distribution unit. Within the OneClick retail segment, we define our reporting units by their three geographic country locations: United States, Argentina and the Dominican Republic.  The annual impairment tests for the United States and Argentina were performed as of October 1, 2018, while the annual impairment test for the Dominican Republic was performed as of December 31, 2018.

In order to test goodwill for impairment, we compare a reporting unit's carrying amount to its estimated fair value. If the reporting unit’s carrying value exceeds its estimated fair value, then an impairment charge is recorded in the amount of the excess, limited to the amount of the goodwill in the reporting unit. The estimated fair value of a reporting unit is determined based on a combination of enterprise market valuation methods including (1) income approach using discounted cash flow analysis based on our long-term financial forecasts, (2) market approach using data for comparable market transactions, and (3) asset approach valuing the individual assets of the reporting unit. The discounted cash flows analysis requires significant assumptions including, among others, a discount rate and a terminal value. The Company elected to early adopt ASU 2017-04, Intangibles-Goodwill and Other (ASC Topic 350) on January 1, 2018, which eliminates step 2 from the impairment test. Goodwill impairment charges of $13.7 million were recognized in 2018, including $3.3 million included in discontinued operations. See Note 6, "Goodwill and Intangible Assets" for additional information.  No goodwill impairment charges were recognized in 2017.

Our definite-lived intangible assets consist primarily of trade names and covenants not to compete recorded as a result of business acquisitions. The estimated useful life and amortization methodology of intangible assets are determined based on the period in which they are expected to contribute directly to cash flows. Intangible assets that are determined to have a definite life are amortized over that period.

Stock-Based Compensation

The Company’s share-based compensation plans are described in Note 9. The Company measures compensation cost for all employee stock-based awards at fair value on the date of grant and recognizes compensation expense, net of estimated forfeitures, over the requisite service period, usually the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model.  Effective January 1, 2018, the Company adopted ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment awards to nonemployees. As a result, stock-based awards granted to consultants and non-employees are accounted for in the same manner as awards granted to employees and directors as described above.

Advertising Expense

The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the years ended December 31, 2018 and 2017 was $ 334,000 and $193,000, respectively.

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

Earnings (Loss) Per Share

The Company computes basic earnings (loss) per share by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would be issued as a result of potentially dilutive securities outstanding during the period. Potentially dilutive securities include preferred stock, stock options and warrants.  In periods when a net loss is incurred, no additional shares are included in the computation of diluted loss per share because the effect of inclusion would be anti-dilutive.

Common shares from exercise of certain options and warrants are excluded from the computation of diluted earnings per share when their exercise prices are greater than the Company’s weighted-average stock price for the period. For the years ended December 31, 2018 and 2017, the number of such shares excluded was 161,000 and 34,000 respectively. In addition, for the year ended December 31, 2018, because their inclusion would have been anti-dilutive to the loss calculation, common shares from exercise of 5,192,000 in-the-money warrants and 322,000 preferred shares were excluded from the computation of net loss per share.  No such shares were excluded for the year ended December 31, 2017.

All share and per share numbers in this report have been retroactively restated for the Company’s two one-for-five reverse stock splits effected in October 2017 and March 2018.

Geographic Reporting

The Company allocates revenues to geographic areas based on the location where our retail stores are located or, in the case of Cooltech Distribution, the countries to which the product is shipped.

Major Suppliers

The Company purchases its Apple products either directly from Apple or from major distributors, depending on availability of product and credit lines at the time of purchase.  Ultimately, Apple is the sole source of supply of Apple products, and the Company’s business is highly dependent on Apple for its supply of current and future products.  Approximately 77% of the Company’s 2018 sales are comprised of sales of Apple products.  In addition, the growth of our business is highly dependent upon our relationship with Apple in providing us with the licenses and approvals necessary to expand our footprint into various countries and regions around the world.  Apple has very strict performance standards and guidelines that we must achieve and adhere to in order to be successful and continue to receive their support.  Consequently, our performance deterioration or failure to adhere to their guidelines could jeopardize our strategy and adversely affect our financial performance.

During the year ended December 31, 2018, the Company’s three largest suppliers accounted for 36%, 24% and 10%, respectively, of total cost of sales. During the year ended December 31, 2017, the Company’s three largest suppliers accounted for 44%, 12% and 11%, respectively, of total cost of sales.

Concentrations of Credit Risk, Customers

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. We maintain our cash and cash equivalents with various high-credit-quality financial institutions located primarily in the United States. Currently, the Company’s cash balances are kept primarily in demand accounts at these banks, but the Company may periodically invest excess cash in certificates of deposit or money market accounts in order to maintain safety and liquidity. The Company’s investment strategy generally results in lower yields on investments but reduces the risk to principal in the short term prior to these funds being used in its business. The Company has not experienced any material losses on financial instruments held at financial institutions.

The Company’s retail stores sell primarily to end consumers, with periodic sales to corporate customers.  The Company’s Cooltech Distribution segment sells primarily to resellers.  The Company selectively provides credit to corporate and reseller customers in the normal course of business and generally requires no collateral. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses based upon the Company’s historical experience related to credit losses and any unusual circumstances that may affect the ability of its customers to meet their obligations. The Company’s bad debt expenses have not been significant relative to its total revenues.

In 2018, no customer represented 10% or more of the Company’s total net sales.  However, one customer represented approximately 30% of accounts receivable at December 31, 2018.  In addition, one customer of the Company’s discontinued verykool business segment represented approximately 49% of the current assets of discontinued operations at December 31, 2018.  In 2017, no customer represented 10% or more of the Company’s total sales.  However, one customer represented 84% of accounts receivable at December 31, 2017.

Recently Adopted Accounting Pronouncements:

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, this guidance requires that entities disclose the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting revenue gross versus net),” which clarifies gross versus net revenue reporting when another party is involved in the transaction. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing,” which amends the revenue guidance on identifying performance obligations and accounting for licenses of intellectual property. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers - Narrow-Scope Improvements and Practical Expedients,” which provides narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which amended the guidance on performance obligation disclosures and makes technical corrections and improvements to the new revenue standard.  The Company adopted this guidance effective January 1, 2018, which adoption did not have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, "Balance Sheet Classification of Deferred Taxes," which requires that deferred tax liabilities and assets be classified on our Consolidated Combined Balance Sheets as noncurrent based on an analysis of each taxpaying component within a jurisdiction. ASU No. 2015-17 was effective for fiscal years commencing after December 15, 2016. The Company adopted this guidance effective January 1, 2017, which adoption did not have a material impact on the Company’s consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 became effective, on a retrospective basis, for the Company on January 1, 2018. All prior periods have been adjusted to conform to the current period presentation, which resulted in a decrease in cash used in investing activities of $1,008,000 for the year ended December 31, 2017 on the Consolidated Statement of Cash Flows.

Accounting Pronouncements Issued (Not adopted yet):

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The guidance in ASU 2016-02 and subsequently issued amendments requires lessees to capitalize virtually all leases with terms of more than twelve months on the balance sheet as a right-of-use asset and recognize an associated lease liability. The right-of-use asset represents the lessee’s right to use, or control the use of, a specified asset for the specified lease term. The lease liability represents the lessee’s obligation to make lease payments arising from the lease, measured on a discounted basis. Based on certain characteristics, leases are classified as financing or operating leases and their classification impacts the recognition of expense in the income statement. Entities are allowed to apply the modified retrospective approach (1) retrospectively to each comparative period presented (comparative method) or (2) retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment (effective date method). ASU 2016‑02 is effective for public companies for interim and annual reporting periods beginning after December 15, 2018.  The Company adopted the new standard on January 1, 2019 using the effective date method.  Therefore, upon adoption, the Company will recognize and measure leases without revising comparative period information or disclosures.  The Company implemented the transition package of three practical expedients permitted within the standard, which among other things, allows for the carryforward of historical lease classifications. The Company will make an accounting policy election to keep leases with terms of twelve months or less off the balance sheet and result in recognizing those lease payments on a straight-line basis over the lease term.  As a result of adopting the new standard, the Company estimates it will record initial right-of-use assets of approximately $4,642,000 with a corresponding initial lease liability, which will also be adjusted by reclassifications of existing assets and liabilities primarily related to deferred rent. The adoption of this new standard is not expected to have a material impact on the Company’s consolidated results of operations or cash flows.

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

Other Accounting Standards Updates not effective until after December 31, 2018 are not expected to have a material effect on the Company’s financial position or results of operations.

Prior Period Reclassification:

During the preparation of these consolidated financial statements, it was noted that a journal entry for the year ended December 31, 2017 to eliminate pre-acquisition results of the Company’s OneClick Argentino business unit was misclassified as a reduction of cost of goods sold rather than selling, general and administrative expenses.  The consolidated statement of operations for the year ended December 31, 2017 has been adjusted to correct this error, the impact of which is as follows:

	As Originally Reported	As Adjusted	Effect of Change
Net sales	$13,615	$13,615	$—
Cost of sales	11,331	12,235	904
Gross profit	2,284	1,380	904
Selling, general and administrative expenses	8,998	8,094	(904)
Operating loss	$(6,714)	$(6,714)	$—

NOTE 3—GOING CONCERN CONSIDERATIONS

In accordance with the guidance issued by the FASB under ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, the Company is required to evaluate each reporting period whether there is substantial doubt about its ability to continue as a going concern.  In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the date the Company’s financial statements are issued. Management considered the Company’s current financial condition and liquidity sources, including current funds and available working capital, forecasted future cash flows and the Company’s conditional and unconditional obligations due within one year from the date of issuance of the financial statements.  Because the Company has sustained significant losses over the past two years and its total liabilities exceed its total assets, management has substantial doubt that the Company could remain independent and continue as a going concern for the required period of time if it were not able to refinance or restructure its existing debt and raise additional capital to fund its working capital needs. These consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

NOTE 4—DISCONTINUED OPERATIONS

During the fourth quarter of 2018, the Company completed the closure of the verykool business segment that had been the legacy business of InfoSonics prior to the Merger.  By December 31, 2018, the verykool product inventory was substantially liquidated, the trade name was sold, remaining assets consisted primarily of accounts receivable, and remaining liabilities consisted primarily of estimated warranty obligations and a $250,000 note payable to a vendor that was repaid in March 2019.  The historical results of the verykool segment, including the impairment of goodwill assigned to the segment at the time of the Merger, are reported as discontinued operations in our consolidated financial statements for all periods from the merger through December 31, 2018.  The results of discontinued operations for 2018 are as follows (in thousands):

2018
Net sales	$6,486
Cost of sales	6,876
Gross profit (loss)	(390)
Selling, general and administrative expenses	1,457
Goodwill impairment	3,343
Operating loss	(5,190)
Other income, net	39
Loss from discontinued operations before income taxes	(5,151)
Provision for income taxes	(2)
Net loss from discontinued operations	$(5,153)

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of the dates presented (in thousands):

	December 31,
	2018	2017
Vehicles	$48	$—
Machinery and equipment	146	51
Furniture and fixtures	122	220
Leasehold improvements	1,100	376
	1,416	647
Less accumulated depreciation and amortization	407	256
Total	$1,009	$391

Depreciation and amortization expense of property and equipment was $274,000 and $21,000 for the years ended December 31, 2018 and 2017, respectively.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill related to our various reporting units for the years ended December 31, 2018 and 2017 were as follows (in thousands):

	OneClick Argentina	OneClick USA	Verykool Products (Discontinued Operation)	OneClick Dominican Republic	Total
Balance at December 31, 2016	$—	$—	$—	$—	$—
2017 acquisitions	4,511	1,425	—	—	5,936
Balance at December 31, 2017	4,511	1,425	—	—	5,936
2018 acquisitions	—	—	3,343	4,399	7,742
Impairment charge	(4,511)	(1,425)	(3,343)	(4,399)	(13,678)
Balance at December 31, 2018	$—	$—	$—	$—	$—

The Company performs an impairment test of goodwill on an annual basis during the fourth quarter, or when circumstances indicate that the carrying value of goodwill might be impaired. As a result of our annual impairment test in the fourth quarter of fiscal 2018, the Company recognized goodwill impairment charges totaling $13,678,000, of which $3,343,000 was related to our verykool segment which was classified as a discontinued operation.

Definite-lived Intangible Assets

The Company’s definite-lived intangible assets arose from the OneClick and Unitron acquisitions.  These assets and related accumulated amortization consisted of the following as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Tradenames	$938	$938
Covenants Not To Compete	258	258
Domain Name	2	2
Subtotal	1,198	1,198
Less accumulated amortization	(315)	(63)
Total	$883	$1,135

During 2018, the Company evaluated the intangibles in connection with its annual goodwill impairment analysis and recognized an impairment charge of $62,000 related to the write-off of the tradename and covenant not to compete from the Unitron acquisition.  The tradename and covenants not to compete related to OneClick were determined not to be impaired. Amortization expense for the years ended December 31, 2018 and 2017 amount to $266,000 and $54,000, respectively.  The OneClick trade name and the covenant are being amortized over 60 months and 48 months, respectively.  Amortization expense for the years ending December 31, 2019 through 2022 will be $252,000, $252,000, $236,000 and $143,000, respectively.

NOTE 7—LINE OF CREDIT

In April 2016, the Company obtained a revolving credit facility of $500,000 to finance accounts receivable. The outstanding balances under the credit facility bore interest at the floating WSJ prime rate plus 1%, with a floor of 4.5%, payable monthly in arrears. In addition to other restrictive covenants, a first priority security interest lien on all assets of Cooltech Distribution, a subsidiary of the Company, was pledged to the lender, an international financial institution. This liability was guaranteed personally by two executive officers of the Company. On October 31, 2017, the line was fully repaid and terminated and the lender released its security interest in the Company’s assets.  Interest expense related to the revolving credit facility in the year ended December 31, 2017 was $23,000.

NOTE 8—ACCRUED EXPENSES

As of December 31, 2018 and 2017, accrued expenses consisted of the following (in thousands):

	December 31,
	2018	2017
Accrued compensation (wages, benefits, severance, vacation)	$697	$497
Customer deposits and overpayments	31	13
Accrued interest	170	247
Accrued taxes	406	—
Other accruals	251	519
Total	$1,555	$1,276

NOTE 9—NOTES PAYABLE TO RELATED PARTIES

Notes payable to related parties consisted of the following at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Class B promissory notes	$—	$200
Class C promissory notes	—	667
0% promissory note due 3/31/19	—	44
8% secured promissory notes due 3/31/19	—	1,050
8% promissory notes due 3/31/19	—	2,031
Total face amount	—	3,992
Less unamortized discount	—	(236)
Total carrying value	—	3,756
Amount classified as current	—	441
Amount classified as long-term	$—	$3,315

The Class B and C promissory notes were issued by the Company in December 2016 in connection with the acquisition of Cooltech Distribution prior to the Merger.  The notes were non-interest bearing and were due upon the closing of an initial public offering by the Company.  The Class B notes were paid in June 2018, and the Class C notes were retired on August 15, 2018 as part of the debt exchange described in Note 13.  The 0% promissory note was issued in connection with the acquisition of OneClick License, and was retired in June 2018.  The 8% secured promissory notes were assumed in the October 2017 acquisition of OneClick International, of which $494,000 was retired in the August 15, 2018 debt exchange, and $556,000 was refinanced in September 2018 as part of a note consolidation. The 8% promissory notes were also issued in October 2017 in connection with the OneClick acquisitions, with $1,768,000 retired in the August 15, 2018 debt exchange, and $263,000 offset in August 2018 against receivables owed to the Company by the lenders. Interest expense related to these notes during the years ended December 31, 2018 and 2017 was $480,000 and $148,000, respectively, including accretion of the $236,000 unamortized discount.

NOTE 10—NOTES PAYABLE

Notes payable consisted of the following at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Class B promissory notes	$—	$100
Class C promissory notes	—	333
10% promissory note due on demand	—	500
8% convertible promissory note due March 2019	—	250
8% secured promissory notes due July/August 2018	250	1,350
8% promissory notes due March 2019	—	715
0% promissory notes due May 2018	—	261
8% promissory note due March 2019	—	200
8% promissory notes due March 2019	—	1,776
8% secured promissory notes due March 2019	—	3,455
0% convertible notes due January 2021	275	—
4% promissory note due April 2021	847	—
0% promissory note due April 2019	418	—
8% promissory note due March 2021	2,107	—
12% convertible notes due October 2019	4,000	—
12% convertible notes due November 2019	1,220	—
Total face amount	9,117	8,940
Unamortized discount	(1,780)	(26)
Total carrying value	7,337	8,914
Amount classified as current	4,464	3,374
Amount classified as long-term	$2,873	$5,540

The Class B and C promissory notes were issued by the Company in December 2016 in connection with the acquisition of Cooltech Distribution prior to the Merger.  The notes were non-interest bearing and were due upon the closing of an initial public offering by the Company.  The Class B notes were paid in June 2018, and the Class C notes were retired on August 15, 2018 as part of the debt exchange described in Note 13.

In May 2015, the Company issued a promissory note for $500,000, with interest payable on the first of each month at a rate of 10% per annum, and a maturity date of April 30, 2016. This loan was amended on May 1, 2016 to be due on demand.  It was retired in the August 15, 2018 debt exchange.

In July and August 2017, the Company issued secured promissory notes with 1-year terms bearing interest at 8% in the aggregate amount of $1,350,000.  Of that amount, $350,000 was paid in August 2018 and $750,000 was retired in the August 15, 2018 debt exchange.  The remaining $250,000 note payable was not paid upon maturity, and went into default.  Upon agreement with the holder, the note was paid in full, including additional default interest on February 14, 2019.

In January and March 2017, the Company issued an aggregate of $715,000 0% promissory notes with 1-year terms that were later modified to 8% notes and with maturities extended to March 2019.  All of these notes were retired in the August 15, 2018 debt exchange.

The $261,000 of 0% promissory notes payable in May 2018 were ultimately paid in November 2018.

The $200,000 8% promissory note payable in March 2019 was refinanced in September 2018 as part of a note consolidation.

The $1,776,000 of 8% promissory notes payable in March 2019 were all retired in the August 15, 2018 debt exchange.

Of the $3,455,000 of 8% secured promissory notes payable in March 2019, $2,780,000 were retired in the August 15, 2018 debt exchange and the remaining $675,000 was refinanced in September 2018 as part of a note consolidation.

In January 2018, the Company issued an aggregate of $1,000,000 of 3-year 0% convertible notes and warrants.  The notes are convertible into an aggregate of 570,287 shares of common stock of the Company and the warrants are exercisable for 570,287 shares of common stock of the Company at an exercise price of $9.15 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants, and the conversion feature, which was determined to be a Beneficial Conversion Feature, was recorded at fair value based on the difference between the closing market price of the Company’s stock on the date of the transaction and the implied conversion price in the fair value of the debt.  The valuation assumed a 105% volatility rate of the Company’s common stock, a risk-free interest rate of 2.20% and a credit spread of 7.70%.  The warrants were assigned a value of $127,000 and the conversion feature was assigned a value of $144,000.  The remaining value of $729,000 was assigned to the debt.  The aggregate discount of $271,000 is being amortized to interest expense over the 3-year life of the notes on a straight-line basis.  In connection with the debt exchange on August 15, 2018 (see Note 13), holders of an aggregate principal amount of $725,000 of the notes converted their notes to common stock, leaving a principal balance of $275,000 outstanding.  The unamortized discount related to the converted notes amounted to $163,000, which amount was recorded as accretion expense in the period.  Excluding this amount, accretion of the discount for the year ended December 31, 2018 amounted to $45,000.

In April 2018, the Company issued a $1,000,000 installment note bearing interest at 4.02% per annum due April 30, 2021.  The note specifies varying monthly payments of principal and interest through 2021.

In August 2018, in connection with the Unitron acquisition described in Note 20, the Company assumed the remaining balance of the $868,000, 0% promissory notes with $450,000 paid in October 2018 and $418,000 due in April 2019.

In September 2018, the Company entered into a Note Consolidation Agreement with a lender in which 12 promissory notes and associated accrued interest were consolidated into a single unsecured 8% promissory note in the principal amount of $2,107,000.  The note is due in a lump sum on March 31, 2021.  Interest compounds annually.  Because the present value of the cash flows under the terms of the new debt instrument was less than 10% different from the present value of the aggregate remaining cash flows under the terms of the original instruments, the debt instruments were not considered to be substantially different and the transaction was not considered a debt extinguishment.

In October 2018, the Company issued an aggregate of $4,000,000 of 1-year 12% convertible notes and warrants. The notes are convertible at the option of the holder after six months from the date of issuance into an aggregate of 941,181 shares of common stock of the Company and the warrants are exercisable for 470,592 shares of common stock of the Company at an exercise price of $4.25 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants, and the conversion feature, which was determined to be a Beneficial Conversion Feature, was recorded at fair value based on the difference between the closing market price of the Company’s stock on the date of the transaction and the implied conversion price in the fair value of the debt.  The valuation assumed a 90% volatility rate of the Company’s common stock, a 25% discount on the value of the underlying stock due to trading restrictions, and a risk-free interest rate of 2.47%.  The warrants were assigned a value of $769,000 and the conversion feature was assigned a value of $1,173,000.  The remaining value of $2,058,000 was assigned to the debt.  The aggregate discount of $1,942,000 is being amortized to interest expense over the 1-year life of the notes on a straight-line basis, which approximates the effective interest method.  Accretion of the discount for the year ended December 31, 2018 amounted to $324,000.

In November 2018, the Company issued an aggregate of $1,220,000 of 1-year 12% convertible notes and warrants. The notes are convertible at the option of the holder after six months from the date of issuance into an aggregate of 277,274 shares of common stock of the Company and the warrants are exercisable for 138,638 shares of common stock of the Company at an exercise price of $4.40 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants.  The conversion feature was not assigned any value as the implied conversion price in the fair value of the debt was higher than the closing market price of the Company’s stock on the date of the transaction.  The valuation assumed a 90% volatility rate of the Company’s common stock, a 25% discount on the value of the underlying stock due to trading restrictions, and a risk-free interest rate of 2.52%.  The warrants were assigned a value of $118,000 and the remaining value of $1,102,000 was assigned to the debt.  The discount of $118,000 is being amortized to interest expense over the 1‑year life of the notes on a straight-line basis.  Accretion of the discount for the year ended December 31, 2018 amounted to $10,000.

Maturities of long-term debt are as follows (in thousands):

Principal
Fiscal 2019	$6,190
Fiscal 2020	359
Fiscal 2021	2,568

Interest expense for notes payable for the years ended December 31, 2018 and 2017 amounted to $557,000 and $279,000, respectively.

NOTE 11—INCOME TAXES

The Company is subject to U.S. federal income tax, as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2014 through 2018 remain open to examination by the taxing authorities due to the carryforward of unutilized net operating losses. As of December 31, 2018, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

Components of the income tax provision are as follows for the years ended December 31 (in thousands):

	2018	2017
Current tax provision:
Federal	$—	$—
State	(1)	—
Foreign	(220)	—
Total	(221)	—
Deferred tax provision:
Federal	—	—
State	—	—
Total	—	—
Change in valuation allowance	—	—
Total provision for income taxes	$(221)	$—

A reconciliation of income taxes computed by applying the federal statutory income tax rate of 21.0% to loss from continuing operations before income taxes to the recognized income tax provision reported in the accompanying consolidated statements of operations is as follows for the years ended December 31 (in thousands):

	2018	2017
Income tax at U.S. federal statutory rate	$(4,598)	$(2,458)
State taxes, net of federal benefit	(640)	(336)
Non-deductible expenses	1,190	121
Foreign income tax rate differential	279	35
Valuation allowance	4,011	2,186
Tax Reform	—	959
Other	(21)	(507)
Total provision for income taxes	$221	$—

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

	December 31,
	2018	2017
Non-current deferred tax assets:
Net operating loss	$4,209	$1,461
Allowance for bad debts	5	—
Accrued compensation	538	287
Foreign currency translation	554	—
Related party accruals	—	152
Interest expense	211
Intangible assets	2,308	584
Other accruals	63	21
Depreciation	122	—
Total	8,010	2,505
Valuation allowance	(7,929)	(2,505)
Net deferred tax assets	81	—
Deferred tax liabilities:
Debt discount	(74)	—
Capitalized costs	(7)	—
Net deferred tax liabilities	(81)	—
Net deferred tax accounts	$—	$—

At December 31, 2018, the Company had U.S. federal and state net operating loss carryforwards of approximately $15,538,000 and $17,927,000, respectively. The loss carryforwards begin to expire in 2027.  In addition, at December 31, 2018, the Company has foreign net operating loss carryforwards of approximately $130,000, which begin to expire in 2020.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred, or that occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.  These ownership changes may limit the amount of the net operating loss carryover that can be utilized annually to offset future taxable income.  In general, an “ownership change” as defined by Section 382 results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.  The Company believes that ownership changes occurred in March 2018 and August 2018.  As a result, the deferred tax asset associated with the Company’s federal and state net operating loss carryforward has been reduced based on the estimated amount of the Section 382 limitation.  The Company estimates that approximately $18.9 million of its federal and state net operating loss carryforwards cannot be used in future years.

Following the Company’s adoption on January 1, 2007 of ASC 740-10 regarding accounting for uncertainty in income taxes, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with the guidance. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of that review, the Company concluded there were no uncertain tax positions and no cumulative effect on retained earnings at the time of adoption. Subsequent to that date of adoption through December 31, 2018, the Company has continued to evaluate its tax positions and concluded that it has not had any material uncertain tax positions.

NOTE 12—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its retail stores, distribution center and corporate and administrative office facilities under operating lease agreements which expire through June 2027. Rent expense was $2,033,000, and $1,300,000 for the years ended December 31, 2018 and 2017, respectively.  The following is a schedule of aggregate future minimum payments required by the above obligations (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating Lease Obligations	$7,322	$1,611	$2,453	1,664	1,594

Litigation

The Company has historically and may become involved in certain legal proceedings and claims which arise in the normal course of business.  As of the filing date of this report, the Company did not have any significant litigation outstanding.

Employee Agreements and Compensation

The Company provides a 401(k) retirement savings plan for certain full-time employees in the U.S. Those employees are eligible to participate after 90 days of service with the Company. The Company does not currently provide matching contributions.  The Company has entered into employment agreements with its officers which could subject the Company to the payment of severance compensation in the event the employees are terminated without cause.

NOTE 13—STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of 0% Series A Convertible Preferred Stock. As of December 31, 2018, a total of 322,000 shares were outstanding.  The preferred shares rank senior to the common stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding-up of the Company, and are entitled to vote on all shareholder matters.  The preferred shares are essentially convertible into common stock of the Company on a one-for-one basis at the election of the holder.

On March 12, 2018, in connection with the Cooltech Merger, the Company issued 763,000 preferred shares.  On June 1, 2018, in connection with a sale of stock and warrants described further below, the Company issued an additional 298,000 preferred shares.  During the remainder of 2018, holders of 739,000 preferred shares elected to convert their preferred shares to common shares.

As of December 31, 2017, Cooltech had 4,408,000 Series A Convertible Preferred Stock outstanding, all of which was exchanged into shares of the Company’s stock upon the Merger.

Common Stock and Warrants

The Company has authorized the issuance of 150,000,000 shares of common stock. This represents a 110,000,000 increase from 40,000,000 shares authorized at December 31, 2017, which increase was approved by shareholders in connection with the Cooltech Merger.  As of December 31, 2018, a total of 7,792,918 shares were outstanding.

On August 3, 2017, the Company entered into a stock purchase agreement for the private placement of 175,000 shares of common stock at a purchase price of $10.00 per share and warrants to purchase 175,000 shares of common stock at $12.10 per share with investors related to Cooltech. The aggregate purchase price of $1,750,000 was placed into escrow and the closing of the offering, including the issuance of the shares and warrants, was contingent upon approval of the transaction by the Company’s stockholders and the closing of the Merger.

On October 10, 2017, the Company effected a 1-for-5 reverse stock split in order to regain compliance with the minimum bid price requirement of the NASDAQ Stock Market.  On October 25, 2017, after 10 consecutive days of trading, the Company received notification from NASDAQ that it had regained compliance.  On March 9, 2018, the Company effected a second 1-for-5 reverse stock split in order to achieve the $4.00 minimum bid price required by NASDAQ for a new issuer listing that was triggered by the change of control that resulted from the Merger.  All references to shares and per share amounts have been restated to give effect to both reverse splits.

On March 12, 2018, in connection with the closing of the Merger and as further discussed in Note 18, the Company completed the August 3, 2017 private placement noted above, received the escrow proceeds and issued the common shares, and issued 1,111,000 shares to Cooltech shareholders in exchange for their stock.

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

On August 15, 2018, the Company entered into debt exchange agreements with twenty-one holders of certain then outstanding promissory notes in the principal amount of $11,019,000 and related accrued interest of $426,000. The aggregate amount owed of $11,445,000 was exchanged into 3,110,000 units at a price of $3.68 per unit (the “Exchange”).  Each unit was comprised of one share of Company common stock and a warrant to purchase one common share at an exercise price of $3.56 per share.  The warrants, which have a cashless exercise feature, are exercisable beginning February 15, 2019 and expire August 15, 2021.  The Exchange was made in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “Act”), as amended, provided by Section 3(a)(9) of the Act.  All of the common stock issued in the transaction were “restricted securities,” as defined in Rule 144(a)(3), promulgated under the Act.  The fair value of the restricted stock on the date of issuance was estimated to be $8,280,000 using a 25% discount for trading restrictions computed using a risk-free interest rate of 2.23% for the 6-month hold period and an expected volatility of 90% based on the Company’s historical stock price fluctuation.  The fair value of the warrants was estimated at $4,292,000 using the Black-Scholes pricing model and assuming, a 25% discount on the value of the underlying stock due to trading restrictions, a risk-free interest rate of 2.68% based on the U.S. Treasury rate then in effect, a 3-year life and an expected volatility of 90% based on the Company’s historical stock price fluctuations for a 3-year period.  The combined value of the stock and warrants was $12,572,000, and the Company recorded a loss on early extinguishment of debt of $1,227,000.

On August 17, 2018, as discussed in Note 20, the Company exercised an option to acquire the assets of a chain of seven retail electronics stores in the Dominican Republic referred to as the “Unitron Assets.”  The Option Agreement, as amended, was issued on January 5, 2018 as part of the Company’s Merger with Cooltech.  The Option Agreement provided that upon exercise of the Option by the Company, the Cooltech shareholders at the date of the merger would receive 625,000 shares of the Company’s common stock that was originally carved out of the Merger consideration when the Unitron acquisition had to be unwound as a result of the inability to produce pre-acquisition audited financial statements.

On September 13, 2018, the Company entered into release agreements pursuant to which the Company exchanged outstanding obligations to three parties in the aggregate amount of $1,023,000 into 290,000 units at a price of $3.53 per unit (the “Exchange”).  Each unit was comprised of one share of Company common stock and a warrant to purchase one common share at an exercise price of $3.41 per share.  The warrants, which have a cashless exercise feature, are exercisable beginning March 13, 2019 and expire September 13, 2021.  The Exchange was made in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “Act”), as amended, provided by Section 4(a)(2) of the Act.  All of the common stock issued in the transaction were “restricted securities,” as defined in Rule 144(a)(3), promulgated under the Act.  The fair value of the restricted stock on the date of issuance was estimated to be $739,000 using a 25% discount for lack of marketability computed using a risk-free interest rate of 2.23% for the 6-month hold period and an expected volatility of 90% based on the Company’s historical stock price fluctuation.  The fair value of the warrants was estimated on the date of issuance at $384,000 using the Black-Scholes pricing model and assuming a risk-free interest rate of 2.68% based on the U.S. Treasury rate then in effect, a 3-year life and an expected volatility of 90% based on the Company’s historical stock price fluctuations for a 3-year period.  The combined value of the stock and warrants was $1,123,000, and the Company recorded a loss on early extinguishment of debt of $100,000.

During the year ended December 31, 2018, holders of 233,000 warrants exercised their warrants at a weighted average price of $11.38 per share in cashless exercise transactions in which the Company issued 81,000 common shares.  At December 31, 2018, warrants on a total of 5,348,601 shares were outstanding at an average exercise price of $3.73 per share, of which 156,543 shares were exercisable at an average exercise price of $11.02.

Stock Options and Stock-based Compensation

The Company has two stock-based compensation plans: the 2006 Equity Incentive Plan (“2006 Plan”) and the 2015 Equity Incentive Plan (“2015 Plan”), both of which were approved by our stockholders. As of December 31, 2018, options to purchase 2,000 shares were outstanding under each of the 2006 Plan and the 2015 Plan, respectively, and a total of 779,000 shares were available for grant under the 2015 Plan. No options or other equity awards are available for grant under the 2006 Plan.

The 2015 Plan was approved by stockholders in June 2015, with 48,230 shares of the Company’s common stock authorized for issuance thereunder. In December 2018, stockholders approved an amendment to the 2015 Plan to increase the number of shares authorized for issuance thereunder by 775,000 shares.  Shares subject to outstanding options under the 2006 Plan that cease to be subject to such options, such as by expiration or forfeiture, also become available for issuance under the 2015 Plan, up to an aggregate maximum of 38,347 shares. The 2015 Plan is intended to provide incentives to key employees, officers, directors and consultants who provide significant services to the Company. The exercise price is determined by the Compensation Committee, but must be at least equal to the fair market value of the common stock on the date of grant of such option. The Compensation Committee also establishes the vesting schedule for each option granted and the term of each option, which cannot exceed 10 years from the date of grant. In the event of termination, vested options generally must be exercised within three months. In a change of control, if outstanding awards under the 2015 Plan are assumed or substituted by a successor company, such awards do not automatically fully vest but may become fully vested in the event of a qualifying termination following such change of control. Outstanding options granted under the 2006 Plan provide 100% vesting upon a change of control of the Company.

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

No stock options were granted by the Company during the years ended December 31, 2017 or 2018.

A summary of stock option activity for the year ended December 31, 2018 is as follows (shares and aggregate intrinsic value in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2017	34	$27.20
Granted	—	$—
Expired	(30)	$26.52
Forfeited	—	$—
Outstanding at December 31, 2018	4	$31.89	1.69 years	$—
Vested and expected to vest	4	$31.89	1.69 years	$—
Exercisable at December 31, 2018	4	$31.89	1.69 years	$—

There was no aggregate intrinsic value in the outstanding stock options at December 31, 2018 because the closing price of our stock at that date was $1.94 per share, which price was below the exercise price of all outstanding options.  All options outstanding at December 31, 2018 and 2017 were fully vested at December 31, 2017.

During the quarter ended June 30, 2018, the Company granted a restricted stock award on 42,000 shares with 17,000 shares vesting on the date of grant and the remaining 25,000 shares vesting in four equal installments on the last day of each calendar quarter beginning June 30, 2018.  The total value of the award was $200,000.  During the quarter ended September 30, 2018, the Company granted a fully vested stock award of 59,000 shares of its common stock valued at $260,000.  Total stock-based compensation expense recorded in the year ended December 31, 2018 amounted to $430,000.  At December 31, 2018, a total of $30,000 remains in prepaid assets related to the first grant.

During the year ended December 31, 2017, prior to the Cooltech Merger, Cooltech issued common stock to the founding shareholders of Cooltech Distribution with a value of $2,938,000, which was recorded as stock-based compensation expense.

NOTE 14—SEGMENTS

The tables below (in thousands) reflect the operating results of the Company’s segments for the reported periods, consistent with the management and measurement system utilized within the Company.  The two segments include (1) the Company’s OneClick retail stores, and (2) its Cooltech Distribution business. Performance measurement of each segment is based on sales, gross profit and operating income (loss).  The segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Operating Decision Maker (“CODM”) in determining how to allocate Company resources and evaluate performance.  The CODM is a group of Company executives who comprise the management committee, consisting of the Company’s Chief Executive Officer, Chief Sales and Marketing Officer, Chief Operating Office and Chief Financial Officer.

	OneClick Retail Stores	Cooltech Distribution	Total Segments
Year ended December 31, 2018:
Net sales	$16,064	$8,113	$24,177
Gross profit	$4,464	$585	$5,049
Operating loss	$(13,405)	$(1,353)	$(14,758)

Year ended December 31, 2017:
Net sales	$2,860	$10,755	$13,615
Gross profit	$769	$611	$1,380
Operating loss	$(561)	$(1,190)	$(1,751)

Reconciliation of Operating Loss to Cool Holdings as Reported:
	Year Ended
	December 31,
	2018	2017
Operating loss:
Total reportable segments	$(14,758)	$(1,751)
Unallocated corporate expenses	(5,289)	(4,963)
Total consolidated operating loss	$(20,047)	$(6,714)

Additional segment information for the years ended December 31, 2018 and 2017 is as follows (in thousands):

	OneClick Retail Stores	Cooltech Distribution	Total Segments	Corporate	Consolidated
As of and for the year ended December 31, 2018:
Depreciation and amortization	$454	$7	$461	$80	$541
Goodwill and intangible impairments	10,396	—	10,396	—	10,396
Capital expenditures	620	—	620	—	620
Property and equipment, net	896	8	904	105	1,009
Total assets	7,647	3,696	11,343	2,348	13,691

As of and for the year ended December 31, 2017:
Depreciation and amortization	11	6	$17	58	$75
Goodwill and intangible impairments	—	—	—	—	—
Capital expenditures (recoveries)	(151)	—	(151)	—	(151)
Property and equipment, net	252	15	267	124	391
Total assets	9,013	7,601	16,614	5,838	22,452

NOTE 15—GEOGRAPHIC INFORMATION

The Company’s net sales by geographic area for the years ended December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Central America	$784	$828
South America	9,571	4,462
Caribbean	3,940	1,291
Mexico	—	17
Canada	—	14
United States	9,874	6,707
EMEA	8	296
Total	$24,177	$13,615

Assets held by the Company at December 31, 2018 in foreign countries consisted of $4,269,000 in Argentina and $1,734,000 in the Dominican Republic, respectively.  Assets held by the Company at December 31, 2017 in foreign countries consisted solely of $2,441,000 in Argentina.

NOTE 16—ACQUISITION OF ONECLICK

Effective October 1, 2017, Cooltech acquired all of the outstanding membership interests of OneClick International, LLC and OneClick License, LLC (collectively, “OneClick”) (the “OneClick Acquisitions”).  OneClick is a consumer electronics retailer, specializing in commercializing Apple products and compatible brand accessories and providing professional technical support to Apple retail customers. Pursuant to non-exclusive authorized reseller, distributor and service provider agreements with Apple, Inc., OneClick is authorized to resell and service Apple products to/for end-users and other Apple-authorized resellers.  OneClick International, LLC is authorized to purchase products directly from Apple, but may only sell such products to the Company’s international subsidiaries.

In the acquisition of OneClick International, the Company issued promissory notes in the aggregate face amount of $2,996,000 ($2,812,000 net of debt discount) and assumed liabilities of $11,963,000.  The purchase price was allocated to the net assets acquired in the transaction as follows (in thousands):

Cash	$1,072
Accounts receivable and due from related parties	6,358
Inventory	1,648
Fixed assets	321
Intangibles	866
Goodwill	4,511
Accounts payable and due to related parties	(6,531)
Notes payable	(5,433)
Total	$2,812

In the acquisition of OneClick License, the Company issued promissory notes in the aggregate face amount of $562,000 ($526,000 net of debt discount) and cancelled liabilities of the members to the Company in the aggregate amount of $796,000.  The purchase price was allocated to the net assets acquired in the transaction as follows (in thousands):

Cash	$45
Accounts receivable	277
Inventory	275
Fixed assets	44
Intangibles	330
Goodwill	1,425
Other assets	483
Accounts payable	(756)
Notes payable	(798)
Other liabilities	(3)
Total	$1,322

The unaudited pro forma condensed combined statement of operations for the year ended December 31, 2017 below presents the results of the Company as if the OneClick Acquisitions occurred on January 1, 2017 (in thousands).  The first column contains the historical results of the Company for 2017, which includes the results of the OneClick entities from October 1, 2017, the date of the Acquisitions, through December 31, 2017.  The next three columns contain the pre-acquisition results for the OneClick entities from January 1, 2017 through September 30, 2017.

	Year Ended 12/31/17	9 Months Ended 9/30/17
	As Reported	OneClick License	OneClick International	OneClick Argentino (B)	Pro Forma Adjustments	Notes	Pro Forma Combined
Net sales	$13,615	$6,115	$3,394	$3,957	$(4,900)	A	$22,181
Cost of sales	12,235	5,265	3,259	2,591	(4,900)	A	18,450
Gross profit	1,380	850	135	1,366			3,731
Operating expenses	8,094	1,488	326	1,697			11,605
Operating loss	(6,714)	(638)	(191)	(331)			(7,874)
Other income (expense):
Interest expense	(1,013)	(8)	(225)	(50)			(1,296)
Other income	187	—	—	219			406
Loss before income taxes	(7,540)	(646)	(416)	(162)			(8,764)
Provision for income taxes	—	—	—	—			—
Net loss	$(7,540)	$(646)	$(416)	$(162)			$(8,764)

Note A:  This adjustment represents the elimination of intercompany sales.

Note B:  These numbers reflect a $904,000 reclassification out of cost of sales and into operating expenses as discussed further in Note 2 under “Prior Period Reclassification.”

A pro forma balance sheet is not presented because the accounts of the acquired entities are already included in the consolidated results at December 31, 2017.

NOTE 17—MERGER WITH COOLTECH

On July 25, 2017, the Company entered into an Agreement and Plan of Merger (as amended “Merger Agreement”) by and among the Company, Cooltech Holding Corp., and the Company’s wholly-owned subsidiary, InfoSonics Acquisition Sub, Inc. (“Merger Sub”), pursuant to which Cooltech would merge with and into the Merger Sub, with Cooltech surviving as a wholly-owned subsidiary of the Company.  After approval by the Company’s stockholders at a Special Meeting held on March 7, 2018, the Merger closed on March 12, 2018.  The Merger involved a series of transactions and events as described below.

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

The original Merger Agreement contemplated that the Merger consideration would be 2,500,000 shares of the Company’s common stock.  However, in late December 2017 it was determined that Cooltech would be unable to obtain the audited financial statements required by the SEC for an entity that it had acquired in October 2017.  The entity, Unitron del Caribe S.A. (“Unitron”), is a company operating OneClick stores in the Dominican Republic.  Consequently, it was determined that the acquisition would be unwound and the Merger Agreement was amended to reduce the merger consideration by 25%, or 625,000 shares, to 1,875,000 shares.  On January 5, 2018, Cooltech and the seller of Unitron entered into a settlement agreement to unwind the transaction pursuant to which Cooltech agreed to return to the seller the assets of Unitron on an as-is where-is basis (the “Unitron Assets”), and the seller agreed to return an aggregate sum of $4,568,000. Concurrently, Cooltech entered into an option agreement (the “Option Agreement”) pursuant to which it was granted the sole, exclusive and irrevocable right and option to acquire the Unitron Assets (the “Option”).  The Option was exercisable during the period of time beginning March 12, 2018, the effective date of the Merger, and ending on January 5, 2019 (the “Option Period”), unless sooner terminated or extended in accordance with the terms of the Agreement. Upon exercise of the Option, and in consideration for receipt of the Unitron Assets, Cooltech agreed to pay an aggregate sum of $4,568,000, subject to adjustment as set forth therein, in the form of cancellation of certain indebtedness owed to Cooltech by the grantor of the Option and assumption of certain liabilities of Unitron. Also, shareholders of Cooltech would receive an aggregate of 625,000 shares of InfoSonics common stock (including securities convertible into common stock), provided all necessary approvals as set forth in the Merger Agreement were obtained.

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

On March 12, 2018, both the Private Placement and the Merger closed.  The Company issued 175,000 common shares and warrants contemplated by the Private Placement and an aggregate of 1,875,000 shares of its common and preferred stock for all of the outstanding capital stock of Cooltech.  Although InfoSonics was the legal acquiror of Cooltech in the Merger, for accounting purposes, Cooltech was considered to be acquiring InfoSonics. Cooltech was determined to be the “accounting acquirer” because after the Merger and above described related transactions: (i) stockholders related to Cooltech own 2,150,000 shares of InfoSonics common stock plus warrants on approximately 389,000 additional shares, which together gives them approximately 82% of the common shares of the Company on a fully-diluted basis, (ii) Cooltech directors now hold a majority of board seats in the combined organization and (iii) Cooltech management hold all key executive management positions in the Company. Consequently, in accordance with the provisions of Accounting Standards Codification Topic 805, “Business Combinations” (“ASC 805”), the Merger has been accounted for as a reverse acquisition using the acquisition method of accounting.  Accordingly, Cooltech’s historical financial information replaces InfoSonics’ historical financial information for all periods prior to the Merger.

Because the Merger involves only the exchange of equity and Cooltech is a private company whose value was difficult to measure, the fair value of the equity of InfoSonics immediately before the Merger is used to measure consideration transferred because it has a quoted market price. The closing market price per share of the Company’s stock on March 12, 2018, the date of the Merger closing, was $8.15. Using this price, the total fair value of the Merger consideration amounts to approximately $6.15 million.  This amount is comprised of two elements: (1) $5.5 million representing the value of the 675,656 outstanding shares of InfoSonics common stock at $8.15/share, and (2) $676,000 representing the value of outstanding stock warrants and options.  The purchase price was allocated to the net assets acquired in the transaction as follows (in thousands):

Cash	$1,264
Accounts receivable	2,692
Inventory	3,190
Prepaid assets	1,454
Property and equipment	58
Goodwill	3,343
Other assets	28
Accounts payable	(2,744)
Accrued expenses	(2,396)
Long-term convertible debt	(735)
Total	$6,154

On an unaudited pro forma basis, had the Merger occurred on January 1, 2017, the net sales of the Company for the years ended December 31, 2018 and 2017 would have been $27,088,000 and $37,001,000, respectively, and the net loss of the Company would have been $32,064,000 and $12,210,000, respectively.

NOTE 18—ACQUISITION OF COOLTECH CORP.

On June 1, 2018, the Company exercised an option to acquire all of the outstanding stock of a Canadian shell company called Cooltech Corp. for $1.00.  At the time of the acquisition, Cooltech Corp. had $21,000 in cash and $21,000 of accounts payable, plus entitlement to a pending claim in an intellectual property lawsuit.  Subsequent to the acquisition, the company recognized a $1,277,000 gain on the pending claim.

NOTE 19—ACQUISITION OF UNITRON

On August 17, 2018, the Company exercised the option to acquire the assets of a chain of seven retail electronics stores in the Dominican Republic referred to as the “Unitron Assets.”  The Option Agreement, as amended, was issued on January 5, 2018 as part of the Company’s Merger with Cooltech.  As required in the Option Agreement, upon exercise by the Company, the Cooltech shareholders at the date of the merger received 625,000 restricted shares of the Company’s common stock, which was recorded directly to stockholders’ equity.  Consideration for the Unitron acquisition was comprised of $3,700,000 of previously advanced funds and the assumption of $868,000 of debt. The purchase price was allocated to the net assets acquired in the transaction as follows (in thousands):

Cash	$18
Accounts receivable	27
Inventory	1,243
Other current assets	601
Property and equipment	332
Intangibles	76
Goodwill	4,399
Other assets	41
Accounts payable	(2,169)
Notes payable	(868)
Total	$3,700

For the period from August 17, 2018, the date of acquisition, through December 31, 2018, net sales and operating loss from the Dominican Republic entity included in the Company’s consolidated statement of operations amount to $1,607,000 and $204,000, respectively.  On an unaudited pro forma basis, if the acquisition had occurred on January 1, 2018, the Company’s combined net sales and net loss from continuing operations for the year ended December 31, 2018 would have been $26,503,000 and $22,383,000, respectively.

NOTE 20—RELATED PARTY TRANSACTIONS

During the years ended December 31, 2018 and 2017, the Company was engaged in non-arm’s length transactions, which were in the normal course of business and were measured at the exchange amount. Transactions included sales of products, purchases of inventory as well as general expenses, reimbursements and sales commissions incurred from related parties. The related parties involved in these transactions included the following:

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

There are no long-term arrangements with any of the related parties. Pricing and other material payment terms are determined on a case by case basis. At December 31, 2018, there were no amounts outstanding to or from the above listed related parties.

Products and services sold by the Company to related parties for the years ended December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Nirvana Corp.	$—	$738
Smash Technologies LLC	1	37
Stamax Corp.	—	9
OneClick International LLC	—	160
OneClick License LLC	—	1,533
Total	$1	$2,477

Purchases from, or operating expenses paid to, related parties by the Company for the years ended December 31, 2018 and 2017 were as follows (in thousands):

	2018	2017
Stamax Corp.	$—	$9
Nirvana Corp.	—	6
Smash Technologies LLC	459	149
OneClick International LLC	—	—
OneClick License LLC	—	—
Total	$459	$164

NOTE 21—SUBSEQUENT EVENTS

On January 9, 2019, the Company entered into a fee settlement agreement with a vendor to whom it owed $164,000. In the agreement, the parties agreed to satisfy this obligation by the Company issuing to the vendor 93,448 restricted common shares and warrants to purchase 93,448 common shares at $1.64 per share.

During March 2019, holders of warrants on 382,165 shares of the Company’s common stock exercised the warrants at the strike price of $3.02 per share, which resulted in aggregate proceeds to the Company of $1,154,000.