Form 10-Q
period 2019-03-31
Cool Holdings, Inc.
filed 2019-05-15
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

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

As of May 15, 2019, the Registrant had 8,268,531 shares outstanding of its $0.001 par value common stock.

Cool Holdings, Inc.

FORM 10-Q

For quarterly period ended March 31, 2019

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cool Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Net sales	$5,225	$4,092
Cost of sales	3,981	3,111
Gross profit	1,244	981
Selling, general and administrative expenses	4,006	3,512
Operating loss	(2,762)	(2,531)
Other expense:
Interest	(747)	(247)
Other expense, net	(177)	—
Loss from continuing operations before provision for income taxes	(3,686)	(2,778)
Provision for income taxes	(1)	—
Loss from continuing operations	(3,687)	(2,778)
Income from discontinued operations	28	12
Net loss	$(3,659)	$(2,766)
Income (loss) per share (basic and diluted):
Continuing operations	$(0.46)	$(2.92)
Discontinued operations	0.00	0.01
Total	$(0.46)	$(2.91)
Basic and diluted weighted-average number of common shares outstanding	7,963	950
Comprehensive loss:
Net loss	$(3,659)	$(2,766)
Foreign currency translation adjustments	(35)	(132)
Comprehensive loss	$(3,694)	$(2,898)

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cool Holdings, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,469	$1,281
Restricted cash	850	2,012
Trade accounts receivable, net of allowance for doubtful accounts of $8 and $73, respectively	899	2,287
Other accounts receivable	996	1,262
Inventory	2,432	3,623
Prepaid assets	329	314
Current assets of discontinued operations	647	788
Total current assets	7,622	11,567
Property and equipment, net	900	1,009
Operating lease right-of-use assets	4,346	—
Intangibles, net	820	883
Other assets	204	232
Total assets	$13,892	$13,691
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,315	$5,013
Accrued expenses and other current liabilities	2,514	1,555
Notes payable	4,726	4,464
Current liabilities of discontinued operations	2,134	2,543
Total current liabilities	12,689	13,575
Long-term liabilities:
Notes payable	2,848	2,873
Operating lease liabilities	3,479	—
Total liabilities	19,016	16,448
Commitments and Contingencies (Note 16)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000 shares authorized; 322 shares issued and outstanding as of March 31, 2019 and December 31, 2018.	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 8,268 and 7,793 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.	8	8
Additional paid-in capital common stock	36,630	35,303
Accumulated other comprehensive loss	(1,046)	(1,011)
Accumulated deficit	(40,716)	(37,057)
Total stockholders’ deficit	(5,124)	(2,757)
Total liabilities and stockholders’ deficit	$13,892	$13,691

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cool Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Amounts in thousands)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, December 31, 2018	322	$—	7,793	$8	$35,303	$(1,011)	$(37,057)	$(2,757)
Debt exchange	—	—	93	—	173	—	—	173
Warrant exercises	—	—	382	—	1,154			1,154
Foreign currency translation	—	—	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	—	(3,659)	(3,659)
Balance, March 31, 2019	322	$—	8,268	$8	$36,630	$(1,046)	$(40,716)	$(5,124)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, December 31, 2017	4,408	$—	5,781	$1	$7,578	$(129)	$(9,786)	$(2,336)
Exchange of shares in connection with reverse merger	(3,644)	—	(3,994)	2	6,181	—	—	6,183
Sale of common stock	—	—	175	—	1,750	—	—	1,750
Foreign currency translation	—	—	—	—	—	(132)	—	(132)
Net loss	—	—	—	—	—	—	(2,766)	(2,766)
Balance, March 31, 2018	764	$—	1,962	$3	$15,509	$(261)	$(12,552)	$2,699

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cool Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,659)	$(2,766)
Less: income from discontinued operations	28	12
Loss from continuing operations	(3,687)	(2,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	185	113
Accretion of debt discount	521	60
Amortization of operating lease right-of-use assets	348	—
Provision for (recovery of) bad debts	(7)	7
Stock-based compensation	30	—
Loss on debt conversion	9	—
Provision for obsolete inventory	24	(13)
(Increase) decrease in:
Trade accounts receivable	1,395	5,512
Other accounts receivable	266	967
Inventory	1,166	(63)
Prepaid assets	(44)	(56)
Other assets	4	(22)
(Decrease) increase in:
Accounts payable	(1,532)	(6,626)
Accrued expenses	91	860
Operating lease liabilities	(348)	—
Net cash used in continuing operating activities	(1,579)	(2,039)
Net cash provided by (used in) discontinued operating activities	(241)	198
Net cash used in operating activities	(1,820)	(1,841)
Cash flows from investing activities:
Purchase of property and equipment	(13)	(60)
Sale of investment securities	24	—
Cash acquired in reverse merger with Cooltech	—	1,263
Net cash provided by investing activities	11	1,203
Cash flows from financing activities:
Proceeds from issuance of notes payable	—	1,295
Payment of notes payable	(284)	—
Proceeds from warrant exercises	1,154	—
Net cash provided by financing activities	870	1,295
Effect of exchange rate changes on cash	(35)	(132)
Net increase (decrease) in cash and cash equivalents	(974)	525
Cash and cash equivalents, beginning of period	3,293	1,354
Cash and cash equivalents, end of period	$2,319	$1,879
Cash paid for interest	$90	$19
Cash paid for income taxes	$—	$—

Non-cash financing activities:
Conversion of accounts payable to equity	$164	$—
Record operating lease right-of-use assets and operating lease liabilities	$4,642	$—

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cool Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and these condensed notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the financial position or results of operations of Cool Holdings, Inc., formerly known as InfoSonics Corporation (the “Company”), although they may. These unaudited consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K for such year.

On March 12, 2018, pursuant to an Agreement and Plan of Merger (as amended “Merger Agreement”) by and among the Company, Cooltech Holding Corp. (“Cooltech”), and the Company’s wholly-owned subsidiary, InfoSonics Acquisition Sub, Inc. (“Merger Sub”), Cooltech merged with and into Merger Sub (the “Merger”), with Cooltech surviving as a wholly-owned subsidiary of the Company.  As discussed in Note 18, because of the change of control that resulted from the Merger, it was treated as a reverse merger with Cooltech deemed to be acquiring InfoSonics for accounting purposes.  Therefore, the Company’s historical financial statements prior to the Merger reflect those of Cooltech.

During the fourth quarter of 2018, the Company completed the closure of the verykool business segment that had been the legacy business of InfoSonics prior to the Merger.  The historical results of the verykool segment are reported as discontinued operations in the unaudited financial statements for all periods from the merger through March 31, 2019.

The Company’s consolidated financial statements include assets, liabilities and operating results of its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, these unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to fairly present the Company’s financial condition as of March 31, 2019, and the results of operations, financial position and cash flows for all periods presented. The results reported in these consolidated financial statements for the three months ended March 31, 2019 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full fiscal year of 2019 or for any future period.

At March 31, 2019, six of the Company’s sixteen OneClick retail stores were located in Argentina. The inflation rate in Argentina increased dramatically in the latter part of 2017 and the first quarter of 2018.  On May 16, 2018, the Center for Audit Quality in the United States categorized Argentina as an economy with a projected three-year cumulative inflation rate greater than 100%.  As a consequence, beginning July 1, 2018, the Company has transitioned its Argentine operations to “highly inflationary” status which requires the Company to record foreign exchange gains or losses in the Argentine peso through its income statement rather than through the other comprehensive loss account on its balance sheet.

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

NOTE 3. Stock-Based Compensation

The Company’s 2015 Equity Incentive Plan (“2015 Plan”) was approved by our stockholders. The 2015 Plan is an omnibus plan that allows for grants of stock options, stock appreciation rights, stock awards, restricted stock, stock units and performance units.  As of March 31, 2019, options to purchase 4,000 shares were outstanding under the 2015 Plan and 756,000 shares are available for future grant.

The Company’s stock options typically vest on an annual or a monthly basis. Stock options generally are exercisable for up to seven years after grant, subject to continued employment or service. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Such amount may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three months ended March 31, 2019 and 2018, the Company recorded no compensation expense related to options previously granted. Under current U.S. federal tax law, the Company receives a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference that results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

During the three months ended March 31, 2019 and 2018, the Company did not grant any stock options. As of March 31, 2019, because all outstanding stock options were fully vested, there was no unrecognized compensation expense.

As of March 31, 2019, the 4,000 fully-vested and exercisable stock options then outstanding had a weighted average exercise price of $31.89 per share and a weighted average remaining contractual life of 1.45 years.

During the quarter ended June 30, 2018, the Company granted a restricted stock award on 42,000 shares with 17,000 shares vesting on the date of grant and the remaining 25,000 shares vesting in four equal installments on the last day of each calendar quarter beginning June 30, 2018.  The total value of the award was $200,000, and stock-based compensation expense for the final quarter of vesting ending March 31, 2019 was $30,000.

NOTE 4. Earnings Per Share

Basic earnings (loss) per share are computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share are computed similarly to basic earnings (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common share equivalents are excluded from the computation if their effect is anti-dilutive. The Company’s common share equivalents consist of convertible preferred stock, stock options and warrants.

Common shares from the potential exercise of certain options and warrants are excluded from the computation of diluted earnings (loss) per share if their exercise prices are greater than the Company’s average stock price for the period. For the three-month periods ended March 31, 2019 and 2018, the number of such shares excluded were 4,971,000 and 423,000, respectively.  For the three-month period ended March 31, 2019, the number of in-the-money warrants excluded from the computation of net loss per share because their inclusion would have been anti-dilutive amount to 93,000, and the number of preferred shares excluded was 322,000.  There were no in-the-money options or warrants for the three-month period ended March 31, 2018 that were required to be excluded from the computation of net loss per share, but the number of preferred shares excluded was 764,000.

All share and per share numbers in this report have been retroactively restated for the Company’s reverse stock split effected in March 2018.

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2014 through 2018 remain open to examination or re-examination. As of March 31, 2019, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

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

NOTE 6. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists primarily of consumer electronics and accessories. The Company writes down its inventory to net realizable value when it is estimated to be slow-moving or obsolete. As of March 31, 2019 and December 31, 2018, inventory was net of write-downs of $375,000 and $351,000, respectively.

NOTE 7. Property and Equipment

Property and equipment are primarily located in the United States, Argentina and the Dominican Republic and consisted of the following as of the dates presented (in thousands):

	March 31, 2019 (unaudited)	December 31, 2018
Vehicles	$48	$48
Machinery and equipment	149	146
Furniture and fixtures	122	122
Leasehold improvements	1,107	1,100
Subtotal	1,426	1,416
Less accumulated depreciation	(526)	(407)
Total	$900	$1,009

Depreciation and amortization expense of property and equipment for the three months ended March 31, 2019 and 2018 was $122,000 and $50,000, respectively.

NOTE 8. Intangible Assets

The Company’s definite-lived intangible assets arose from the acquisition of OneClick.  These assets and related accumulated amortization consisted of the following as of the dates presented (in thousands):

	March 31, 2019 (unaudited)	December 31, 2018
Tradenames	$938	$938
Covenants Not To Compete	258	258
Domain Name	2	2
Subtotal	1,198	1,198
Less accumulated amortization	(378)	(315)
Total	$820	$883

Amortization expense for the three months ended March 31, 2019 and 2018 amounted to $63,000 and $63,000, respectively.  The OneClick trade name is being amortized over 60 months and the covenants not to compete are being amortized over 48 months.  Amortization expense for the years ending December 31, 2019 through 2022 will be $252,000, $252,000, $236,000 and $143,000.

NOTE 9. Accrued Expenses and Other Current Liabilities

As of March 31, 2019 and December 31, 2018, accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2019 (unaudited)	December 31, 2018
Accrued compensation (wages, benefits, severance, vacation)	$712	$697
Customer deposits and overpayments	54	31
Accrued interest	343	170
Accrued taxes	283	406
Current portion of operating lease liabilities	867	—
Other accruals	255	251
Total	$2,514	$1,555

NOTE 10. Notes Payable

Notes payable consisted of the following as of the dates presented (in thousands):

	March 31, 2019 (unaudited)	December 31, 2018
8% secured promissory notes due August 2018	$—	$250
0% convertible notes due January 2021	275	275
4% promissory note due April 2021	813	847
0% promissory note due April 2019	418	418
8% promissory note due March 2021	2,107	2,107
12% convertible notes due October 2019	4,000	4,000
12% convertible notes due November 2019	1,220	1,220
Total face amount	8,833	9,117
Unamortized discount	(1,259)	(1,780)
Total carrying value	7,574	7,337
Amount classified as current	4,726	4,464
Amount classified as long-term	$2,848	$2,873

In August 2017, the Company issued a $250,000 secured promissory note with a 1-year term bearing interest at 8%.  The $250,000 note was not paid upon maturity, and went into default.  Upon agreement with the holder, the note was paid in full, including additional default interest on February 14, 2019.

In January 2018, the Company issued an aggregate of $1,000,000 of 3-year 0% convertible notes and warrants.  The notes are convertible into an aggregate of 570,287 shares of common stock of the Company and the warrants are exercisable for 570,287 shares of common stock of the Company at an exercise price of $9.15 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants, and the conversion feature, which was determined to be a Beneficial Conversion Feature, was recorded at fair value based on the difference between the closing market price of the Company’s stock on the date of the transaction and the implied conversion price in the fair value of the debt.  The valuation assumed a 105% volatility rate of the Company’s common stock, a risk-free interest rate of 2.20% and a credit spread of 7.70%.  The warrants were assigned a value of $127,000 and the conversion feature was assigned a value of $144,000.  The remaining value of $729,000 was assigned to the debt.  The aggregate discount of $271,000 is being amortized to interest expense over the 3-year life of the notes on a straight-line basis.  In connection with the debt exchange on August 15, 2018, holders of an aggregate principal amount of $725,000 of the notes converted their notes to common stock, leaving a principal balance of $275,000 outstanding.  The unamortized discount related to the converted notes amounted to $163,000, which amount was recorded as accretion expense in the period.  Accretion of the discount for the three months ended March 31, 2019 amounted to $6,000.

In April 2018, the Company issued a $1,000,000 installment note bearing interest at 4.02% per annum due April 30, 2021.  The principal balance outstanding on the note at March 31, 2019 was $813,000.  The note specifies varying monthly payments of principal and interest with annual principal payments of $305,000, $359,000 and $183,000 in 2019 through 2021.

In August 2018, in connection with the Unitron acquisition, the Company assumed the remaining balance of $868,000 on 0% promissory notes with $450,000 paid in October 2018 and $418,000 paid in April 2019.

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

In October 2018, the Company issued an aggregate of $4,000,000 of 1-year 12% convertible notes and warrants. The notes are convertible at the option of the holder after six months from the date of issuance into an aggregate of 941,181 shares of common stock of the Company and the warrants are exercisable for 470,592 shares of common stock of the Company at an exercise price of $4.25 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants, and the conversion feature, which was determined to be a Beneficial Conversion Feature, was recorded at fair value based on the difference between the closing market price of the Company’s stock on the date of the transaction and the implied conversion price in the fair value of the debt.  The valuation assumed a 90% volatility rate of the Company’s common stock, a 25% discount on the value of the underlying stock due to trading restrictions, and a risk-free interest rate of 2.47%.  The warrants were assigned a value of $769,000 and the conversion feature was assigned a value of $1,173,000.  The remaining value of $2,058,000 was assigned to the debt.  The aggregate discount of $1,942,000 is being amortized to interest expense over the 1-year life of the notes on a straight-line basis, which approximates the effective interest method.  Accretion of the discount for the three months ended March 31, 2019 amounted to $486,000.

In November 2018, the Company issued an aggregate of $1,220,000 of 1-year 12% convertible notes and warrants. The notes are convertible at the option of the holder after six months from the date of issuance into an aggregate of 277,274 shares of common stock of the Company and the warrants are exercisable for 138,638 shares of common stock of the Company at an exercise price of $4.40 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants.  The conversion feature was not assigned any value as the implied conversion price in the fair value of the debt was higher than the closing market price of the Company’s stock on the date of the transaction.  The valuation assumed a 90% volatility rate of the Company’s common stock, a 25% discount on the value of the underlying stock due to trading restrictions, and a risk-free interest rate of 2.52%.  The warrants were assigned a value of $118,000 and the remaining value of $1,102,000 was assigned to the debt.  The discount of $118,000 is being amortized to interest expense over the 1‑year life of the notes on a straight-line basis.  Accretion of the discount for the three months ended March 31, 2019 amounted to $29,000.

Interest expense for notes payable for the three months ended March 31, 2019 and 2018 amounted to $728,000 and $247,000, respectively.

NOTE 11. Capital Stock

On January 9, 2019, the Company entered into a fee settlement agreement with a vendor to whom it owed $164,000. In the agreement, the parties agreed to satisfy this obligation by the Company issuing to the vendor 93,448 restricted common shares and warrants to purchase 93,448 common shares at $1.64 per share.  The warrants are exercisable beginning July 9, 2019 and expire January 9, 2022.  The fair value of the restricted stock on the date of issuance was estimated to be $114,000 using a 25% discount for trading restrictions computed using a risk-free interest rate of 2.52% for the 6-month hold period and an expected volatility of 90% based on the Company’s historical stock price fluctuation.  The fair value of the warrants was estimated on the date of issuance at $59,000 using the Black-Scholes pricing model and assuming a 90% volatility rate and a risk-free interest rate of 2.54% based on the 3-year U.S. Treasury rate then in effect.  The combined value of the stock and warrants was $173,000, and the Company recorded a loss on extinguishment of debt of $9,000.

During March 2019, holders of warrants on 382,165 shares of the Company’s common stock exercised the warrants at the strike price of $3.02 per share, which resulted in aggregate cash proceeds to the Company of $1,154,000.

NOTE 12. Related Party Transactions

During the three months ended March 31, 2019 and 2018, the Company was engaged in non-arm’s length transactions with Smash Technologies, LLC (“Smash”), a reseller of accessories controlled by a family member of the Company’s CEO. The Company purchased products from Smash in the normal course of business, which purchases were measured at the exchange amount. During the three months ended March 31, 2019 and 2018, product purchases from Smash Technologies amounted to $77,000, and $46,000, respectively.  There are no long-term arrangements with Smash, and, at March 31, 2019, there were no amounts outstanding and payable to Smash.

NOTE 13. Recent Accounting Pronouncements

Recently Adopted:

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The guidance in ASU 2016-02 and subsequently issued amendments required lessees to capitalize virtually all leases with terms of more than twelve months on the balance sheet as a right-of-use asset and recognize an associated lease liability. Entities were allowed to apply the modified retrospective approach (1) retrospectively to each comparative period presented (comparative method) or (2) retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment (effective date method). ASU 2016‑02 was effective for public companies for interim and annual reporting periods beginning after December 15, 2018.  The Company adopted the new standard on January 1, 2019 using the effective date method.  Therefore, upon adoption, the Company recognized and measured leases without revising comparative period information or disclosures.  The Company implemented the transition package of three practical expedients permitted within the standard, which among other things, allows for the carryforward of historical lease classifications. As a result of adopting the new standard on January 1, 2019, the Company recorded initial right-of-use assets of $4,642,000 with a corresponding initial lease liability, which was also adjusted by reclassifications of existing assets and liabilities primarily related to deferred rent. The adoption of this new standard did not have a material impact on the Company’s consolidated results of operations or cash flows.

The Company enters into leases primarily for its retail stores, distribution center and corporate offices.  Leases with an initial term of 12 months or less are not recorded on the balance sheet, and lease expense for such leases are recognized on a straight-line basis over the lease term.

The Company determines if an arrangement is a lease at inception and whether the lease meets the classification criteria of a finance or operating lease. The Company currently has no financing leases.  Lease-related assets, or right-of-use assets, are recognized at the lease commencement date at amounts equal to the respective lease liabilities. Lease-related liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using the Company’s incremental borrowing rates. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.

Where lease agreements contain renewal options, the Company does not recognize right-of-use assets or lease liabilities for renewal periods unless it is determined that the Company is reasonably certain of renewing the lease at inception or when a triggering event occurs. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain to be exercised. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Operating lease expense for the three months ended March 31, 2019 amounted to $348,000.

Supplemental lease information as of March 31, 2019 is as follows ($ in thousands):

Operating right of use assets	$4,346
Current operating lease liabilities	$867
Long-term operating lease liabilities	$3,479
Weighted-average remaining lease term in years	5.75
Weighted-average discount rate	12%

As of March 31, 2019, maturities of lease liabilities are as follows (in thousands):

Years Ending December 31,
2019 (remaining nine months)	$1,183
2020	1,290
2021	1,160
2022	835
2023	829
Thereafter	1,593
Total lease payments	6,890
Less: interest	2,544
Total	4,346
Less: current portion	867
Long-term portion	$3,479

As of March 31, 2019, the Company had no material operating leases that had not yet commenced.

Issued (Not adopted yet):

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

Other Accounting Standards Updates not effective until after March 31, 2019 are not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 14.  Segments

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

	OneClick Retail Stores	Cooltech Distribution	Total Segments
Three months ended March 31, 2019:
Net sales	$4,353	$872	$5,225
Gross profit	$1,239	$5	$1,244
Operating loss	$(839)	$(338)	$(1,177)

Three months ended March 31, 2018:
Net sales	$2,616	$1,476	$4,092
Gross profit	$884	$97	$981
Operating loss	$(1,022)	$(406)	$(1,428)

Reconciliation of Operating Loss to Cool Holdings as Reported:
	Three Months Ended
	March 31,
	2019	2018
Operating loss:
Total reportable segments	$(1,177)	$(1,428)
Unallocated expenses	(1,585)	(1,103)
Total consolidated operating loss	$(2,762)	$(2,531)

Additional segment information for the three months ended March 31, 2019 and 2018 is as follows (in thousands):

	OneClick Retail Stores	Cooltech Distribution	Total Segments	Corporate	Consolidated
As of and for the three months ended March 31, 2019:
Depreciation and amortization	$163	$2	$165	$20	$185
Capital expenditures	13	—	13	—	13
Property and equipment, net	810	6	816	84	900
Total assets	10,178	791	10,969	2,923	13,892

As of and for the three months ended March 31, 2018:
Depreciation and amortization	$94	$3	$97	$16	$113
Capital expenditures	60	—	60	—	60
Property and equipment, net	281	12	293	166	459
Total assets	3,919	8,893	12,812	16,151	28,963

NOTE 15. Geographic Information

Long-lived assets are principally located in Company facilities in the United States, Argentina and the Dominican Republic. The unaudited net sales by geographical area for the three months ended March 31, 2019 and 2019 were (in thousands):

	For the Three Months Ended March 31,
	2019	2018
Central America	$20	$95
South America	1,945	1,868
Caribbean	952	723
United States	2,308	1,406
Total	$5,225	$4,092

NOTE 16. Commitments and Contingencies

The Company has in the past and may in the future become involved in certain legal proceedings and claims which arise in the normal course of business.  As of the filing date of this report, the Company did not have any significant litigation outstanding.

NOTE 17. Fair Value of Financial Instruments

The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters. If market observable inputs for model-based valuation techniques are not available, the Company makes judgments about assumptions market participants would use in estimating the fair value of the financial instrument. Carrying values of cash, cash equivalents, restricted cash, trade and other accounts receivable, prepaid assets, accounts payable, accrued expenses and other current liabilities and short‑term notes payable approximate their fair values due to the short-term nature and liquidity of these financial instruments.  The Company estimates that the fair value of its long-term debt approximates its carrying value based on significant level 2 observable inputs. During the three months ended March 31, 2019 and 2018, the Company did not record any material nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

NOTE 18. Merger with Cooltech

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

Because the Merger involved only the exchange of equity and Cooltech is a private company whose value was difficult to measure, the fair value of the equity of InfoSonics immediately before the Merger was used to measure consideration transferred because it has a quoted market price. The closing market price per share of the Company’s stock on March 12, 2018, the date of the Merger closing, was $8.15. Using this price, the total fair value of the Merger consideration amounted to approximately $6.15 million.  This amount is comprised of two elements: (1) $5.5 million representing the value of the 675,656 outstanding shares of InfoSonics common stock at $8.15/share, and (2) $676,000 representing the value of outstanding stock warrants and options.  The purchase price was allocated to the net assets acquired in the transaction is as follows (in thousands):

Cash	$1,264
Accounts receivable	2,692
Inventory	3,190
Prepaid assets	1,454
Fixed assets	58
Goodwill	3,343
Other assets	28
Accounts payable	(2,744)
Accrued expenses	(2,396)
Long-term convertible debt	(735)
Total	$6,154

NOTE 19. Acquisition of Cooltech Corp.

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

NOTE 20. Acquisition of Unitron Assets

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

NOTE 21.  Subsequent Events

Promissory Note:

On April 25, 2019, the Company entered into an unsecured promissory note for $750,000 that is due and payable on May 31, 2019.  The note bears no interest but has a fixed fee of $2,500 due at maturity.  Proceeds from this note were used to deposit into escrow in connection with the signing of the Simply Mac transaction discussed below.

Simply Mac:

On May 9, 2019, the Company, Simply Mac, Inc. (“Simply Mac”) and GameStop Corp. (the “Seller”) entered into a stock purchase agreement (the “Stock Purchase Agreement”), pursuant to which the Company will purchase from the Seller all of the issued and outstanding shares of capital stock of Simply Mac (the “Stock Purchase”).  Following the Stock Purchase, Simply Mac will be a wholly-owned subsidiary of the Company.

Subject to certain working capital, inventory, indebtedness and other adjustments, the aggregate consideration for the Stock Purchase will be equal to $6.9 million plus the value of Simply Mac’s inventory at closing.  The consideration will consist of (i) $8.0 million in cash and (ii) a secured promissory note in favor of the Seller. A portion of such cash consideration will be deposited into escrow to secure the indemnification obligations of Simply Mac and the Seller under the Stock Purchase Agreement and for satisfaction of any working capital or inventory adjustments payable to the Company.

The Stock Purchase Agreement contains representations, warranties and covenants customary for a transaction of its size and nature.  Subject to certain limitations, the parties have agreed to indemnify each other for breaches of their respective representations, warranties, covenants and other specified matters therein. The Stock Purchase Agreement may be terminated at any time prior to closing by mutual written agreement, or by either party (i) if the closing has not occurred on or before August 15, 2019 or (ii) upon breach by the other party of any representation, warranty, covenant or other agreement set forth in the Stock Purchase Agreement, after an opportunity to cure in some cases.

Equity Grants:

On May 13, 2019, the Company granted 700,000 shares of stock to certain Board members, officers and other employees of the Company.  A total of 550,000 shares were immediately vested, with the remaining 150,000 shares vesting equally over three years from the date of grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements, Safe Harbor Statement and Other General Information

This discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and condensed notes thereto and other information included in this report and our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”) on April 16, 2019 (including our 2018 audited consolidated financial statements and related notes thereto and other information)(“2018 Annual Report”). Our discussion and analysis of financial condition and results of operations are based upon, among other things, our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to, among other things, make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent liabilities as of the date of our most recent balance sheet, and the reported amounts of revenues and expenses during the reporting periods. We review our estimates and assumptions on an ongoing basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from these estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations, although they may. Our critical accounting policies, which we believe are the most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined in “Critical Accounting Policies” in our 2018 Annual Report, as may be updated in our subsequent Quarterly Reports on Form 10-Q. All references to results of operations in this discussion generally are related to results from continuing operations, unless otherwise noted.

This report contains “forward-looking statements,” including, without limitation, statements about sales levels, cost reductions, operating efficiencies, currency-related matters, profitability and adequacy of working capital, which are based on, among other things, current management knowledge and expectations and involve certain risks and uncertainties. These risks and uncertainties, in whole or in part, could cause expectations to fail to be achieved and could have a material adverse effect on our business, financial condition and results of operations, and include, without limitation: (1) our ability to have access to adequate capital to fund both operations and our OneClick expansion plans; (2) a deterioration in our relationship with Apple that could negatively affect both our supply of products and our ability to conduct business as a licensee; (3) foreign exchange rate fluctuations and/or devaluation of a foreign currency (most notably the Argentine peso) and our ability to effectively hedge for such fluctuations or devaluations, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, including, without limitation, the imposition, creation, increase or modification of tariffs, taxes, duties, levies and other charges and other related risks of our international operations which could significantly increase selling prices of our products to our customers and end-users and decrease profitability; (4) an interruption or failure of our information systems or subversion of access or other system controls, including private information, may result in a significant loss of business, assets, or competitive information; (5) significant changes in supplier terms and relationships or shortages in product supply; (6) rapid product improvement and technological change resulting in inventory obsolescence; (7) extended general economic downturn in world markets; (8) uncertain political and economic conditions internationally, including terrorist or military actions; (9) the loss of a key executive officer or other key employees and the integration of new employees; (10) our failure to adequately adapt to industry changes and to manage potential growth and/or contractions; (11) the resolution of any litigation for or against the Company; and (12) the ability of the Company to cure its stockholders’ equity deficit, to generate taxable income and remain a viable business (as well as remain listed on NASDAQ or publicly traded otherwise) in future periods. These forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new or changing information, events or circumstances after the date of this release. We continue to institute changes to our strategies, operations and processes to address risks and uncertainties and to mitigate their impacts on our business, results of operations and financial condition. However, no assurances can be given that we will be successful in these efforts. For a further discussion of significant risk factors to consider, see “Risk Factors” below in this report and in “Item 1A. Risk Factors” of our most recent 2018 Annual Report. In addition, other risks or uncertainties may be detailed from time to time in our future SEC filings.

Business Overview and Strategy

Currently, our business is comprised of OneClick®, a chain of 16 retail consumer electronics stores authorized under the Apple® Premier Partner, APR (Apple® Premium Reseller) and AAR MB (Apple® Authorized Reseller Mono-Brand) programs, and Cooltech Distribution, an authorized distributor to the OneClick® stores and other resellers of Apple® products and other high-profile consumer electronic brands.  Our 16 stores are located in Argentina (6), the Dominican Republic (7), and Florida (3).  Our Cooltech Distribution unit distributes various consumer electronics to resellers, retailers and small and medium-sized businesses in Latin America and the United States.  We market and distribute a variety of mobility, computing, audio/video, and other technology products including laptops, tablets, cell phones, drones, smart watches, gaming consoles, accessories and audio devices. In addition to our direct relationship with Apple, we have direct relationships with top third-party brands in the Apple retail echo-system including Bose, Belkin, Speck, Tech21 and Thule, among others.  During 2018, we discontinued our verykool® brand of Android-based wireless handsets, tablets and related products the Company sold to carriers, distributors and retailers in Latin America.

We work with Apple to develop our network of OneClick stores in locations and markets where Apple has limited or no presence.  In our stores, we sell all Apple and Apple-approved products and accessories, including accessories that we source from independent third parties.  We also provide repair service for Apple products using our Apple-certified repair technicians.  Retail customers may book a repair appointment at one of our OneClick stores directly through the Apple website.

Our current strategy is to focus on expansion of our OneClick® retail stores in North America.  We expect this expansion will come primarily from acquisitions, but also from organic growth through the opening of new stores.  Our goal is to become the largest Apple Premier Partner in North America.  The pending acquisition of Simply Mac, Inc. discussed in Note 21 is key to the execution of our strategy.

On March 12, 2018, pursuant to an Agreement and Plan of Merger (as amended “Merger Agreement”) by and among the Company, Cooltech Holding Corp. (“Cooltech”), and the Company’s wholly-owned subsidiary, InfoSonics Acquisition Sub, Inc. (“Merger Sub”), Cooltech merged with and into Merger Sub (the “Merger”), with Cooltech surviving as a wholly-owned subsidiary of the Company.  As discussed in Note 18, because of the change of control that resulted from the Merger, it was treated as a reverse merger with Cooltech deemed to be acquiring InfoSonics for accounting purposes.  Therefore, the Company’s historical financial statements prior to the Merger reflect those of Cooltech.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, and the change between the two periods ($ in thousands):

	For the Three Months Ended March 31,		Change
	2019	2018	$	%
Net sales	$5,225	$4,092	$1,133	27.7%
Cost of sales	3,981	3,111	870	28.0%
Gross profit	1,244	981	263	26.8%
Selling, general and administrative expenses	4,006	3,512	494	14.1%
Operating loss	(2,762)	(2,531)	(231)	9.1%
Other income (expense):
Interest expense	(747)	(247)	(500)	202.4%
Other expense, net	(177)	—	(177)	NM
Loss from continuing operations before provision for income taxes	(3,686)	(2,778)	(908)	32.7%
Provision for income taxes	(1)	—	(1)	NM
Loss from continuing operations	(3,687)	(2,778)	(909)	32.7%
Income from discontinued operations	28	12	16	133.3%
Net loss	$(3,659)	$(2,766)	$(893)	32.3%

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of sales	76.2%	76.0%
Gross profit	23.8%	24.0%
Selling, general and administrative expenses	76.7%	85.8%
Operating loss	(52.9%)	(61.9%)
Other expense:
Interest	(14.3%)	(6.0%)
Other expense, net	(3.4%)	0.0%
Loss from continuing operations before provision for income taxes	(70.5%)	(67.9%)
Provision for income taxes	(0.0%)	0.0%
Loss from continuing operations	(70.6%)	(67.9%)
Income from discontinued operations	0.5%	0.3%
Net loss	(70.0%)	(67.6%)

Three months ended March 31, 2019 compared with three months ended March 31, 2018

Net Sales

For the three months ended March 31, 2019, our net sales amounted to $5,225,000, an increase of $1,133,000, or 28%, from $4,092,000 in the same period last year. Sales generated during the quarter by our OneClick stores amounted to $4,353,000, an increase of $1,737,000, or 66%, from $2,616,000 in the prior year period.  The increase was primarily attributable to two factors: (1) the August 2018 acquisition of our stores in the Dominican Republic, and (2) the August 2018 opening of our new store in Orlando, Florida.  As a consequence of the inflation and rising prices in Argentina, although sales in Argentine pesos in our stores there rose significantly over the prior year, on an exchange rate adjusted basis, sales in U.S. dollars were relatively flat with the prior year period. Sales at our Cooltech Distribution unit for the quarter amounted to $872,000, a decline of $604,000, or 41%, compared to $1,476,000 in the prior year.  That sales decline represented sales to the Dominican Republic in the prior year, prior to our acquisition of the Dominican Republic stores.  On a comparable basis, Cooltech Distribution sales were flat with the prior year period.

Gross Profit and Gross Margin

For the three months ended March 31, 2019, our gross profit amounted to $1,244,000, an increase of $263,000, or 27%, from $981,000 in the same period last year. Our gross profit margin for the three months ended March 31, 2019 was 23.8%, slightly lower than 24.0% in the same period last year. The increase gross profit resulted from the increase in sales noted above from the addition of the Dominican Republic stores and the news store in Orlando, Florida.  The margin reduction was attributable to two factors: (1) a higher mix of Apple hardware sales at our OneClick stores in Florida, which are at substantially lower margins compared to our accessory sales, and (2) very low margins at our Cooltech Distribution unit as a result of liquidation of aged inventories at reduced prices.

Operating Expenses

For the three months ended March 31, 2019, total operating expenses amounted to $4,006,000, an increase of $529,000, or 15%, from $3,477,000 in the same period last year. Approximately $430,000 of the increase was related to operating expenses of our newly acquired stores in the Dominican Republic and Orlando, Florida.  The remainder of the increase was attributable to higher audit fees in the current year, partially offset by reduced legal fees after completion of the Merger in March 2018.

Other Income (Expense)

Interest expense for the three months ended March 31, 2019 amounted to $747,000, an increase of $500,000, or 202%, over $247,000 in the same period last year.  Although outstanding debt at March 31, 2019 was significantly lower than debt outstanding at March 31, 2018, much of the prior year debt was replaced with new debt bearing higher stated interest rates, as well as convertibility features and attached warrants.  Both the beneficial conversion features and the warrants resulted in note discounts that are being accreted to interest expense over the term of the debt.  Debt discount accretion in the three months ended March 31, 2019 amounted to $521,000, an increase of $461,000 over $60,000 in the prior year period.

Other expense for the three months ended March 31, 2019 of $177,000 consisted almost entirely of a foreign currency loss from our operations in Argentina, where, effective July 1, 2018, the economy was designated as “highly inflationary,” which requires that foreign exchange losses be recognized in the income statement rather than through the other comprehensive loss account on the balance sheet.

Provision for Income Taxes

Because of our operating losses, our tax provisions for the three months ended March 31, 2019 and 2018 were nil.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies, most importantly the Argentine peso and the Dominican Republic peso, to the U.S. dollar affect our financial results and financial position. Significantly, as noted above, the designation of Argentina as a highly inflationary economy now requires us to recognize foreign exchange losses in our income statement rather than through the other comprehensive loss account on our balance sheet.  During the three months ended March 31, 2019, we recorded $175,000 in foreign currency losses in other expense and a loss of $35,000 related to our Dominican Republic operations as an increase to our accumulated other comprehensive loss account, which now has a balance of $1,046,000.

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

Liquidity and Capital Resources

We are in the early stages of executing our strategy.  Because we have not been profitable and do not have a bank line of credit, our primary sources of funding have been the sale of debt and equity securities.  We expect this situation will continue until we get adequately funded and are able to grow our network of retail stores to a level where we can achieve sustained profitability. Our pending acquisition of Simply Mac, Inc. discussed in Note 21 will also be funded through a combination of new debt and equity capital.  Our reliance upon financing is discussed further in Note 2 – “Going Concern Considerations” to our consolidated financial statements.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates affecting the application of those accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Foreign Exchange and Other Risks

Our domestic sales transactions are denominated in U.S. dollars, and sales in our stores in Argentina and the Dominican Republic are typically priced in Argentine and Dominican pesos, respectively. At March 31, 2019 and December 31, 2018, foreign currency cash accounts in Argentine pesos amounted to $238,000 and $55,000, respectively.  At March 31, 2019 and December 31, 2018, foreign currency cash accounts in Dominican pesos amounted to $155,000 and $79,000, respectively. At March 31, 2019 and December 31, 2018, accounts receivable denominated in Argentine pesos amounted to $408,000 and $1,716,000, respectively.  At March 31, 2019 and December 31, 2018, accounts receivable denominated in Dominican pesos amounted to $42,000 and $25,000, respectively. Substantially all of our product costs are denominated in U.S. dollars, while operating costs at our OneClick stores in Argentina and the Dominican Republic are denominated in local currencies.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our first quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company has in the past and may in the future become involved in certain legal proceedings and claims which arise in the normal course of business.  As of the filing date of this report, the Company did not have any significant litigation outstanding.

Item 1A. Risk Factors

In addition to the risk factors included below and other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in, as well as other sections of, our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on April 16, 2019 (“2018 Annual Report”), which factors and information could materially affect our business, financial condition or operating results. The risk factors and uncertainties described in our 2018 Annual Report on Form 10-K, and in this report are not the only risks and uncertainties facing our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or operating results. Except as set forth below, we do not believe there have been material changes to the risk factors included in our 2018 Annual Report.

Risks Related To Our Business

We reported significant losses for the last two years and currently have a large deficit in stockholders’ equity.  If we are unable to raise new equity capital and achieve sustained profitability, our business may not be financially viable.

For the years ended December 31, 2018 and 2017, we reported net losses of $27.3 million and $7.5 million, respectively, and we reported a $3.7 million loss for the three months ended March 31, 2019. As of March 31, 2019, our balance of cash and restricted cash was $2.3 million, but we had negative net working capital of $4.9 million and long-term debt of $2.8 million. While we have plans to raise additional equity funding and significant expansion plans designed to attain and maintain profitability, if we do not succeed, our business might continue to experience losses and may not be sustainable in the future.  In addition, at March 31, 2019, our total liabilities exceeded our total assets and we had an accumulated stockholders’ deficit of $5.1 million.  Consequently, as discussed in Note 2 to our financial statements, we have substantial doubt that we could remain independent and continue as a going concern if we are not able to raise additional capital and/or refinance or restructure our existing debt.

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

We depend on manufacturers, primarily Apple, to deliver our products in quantities sufficient to meet customer demand. In addition, we depend on these manufacturers to introduce new and innovative products to drive industry sales. Any material delay in the introduction or delivery, or limited allocations, of our products could result in reduced sales.

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

We plan to acquire Simply Mac, Inc., and may make other investments and acquisitions which could negatively impact our business if we fail to successfully complete and integrate them, or if they fail to perform in accordance with our expectations.

To enhance our efforts to grow and compete, we plan to make investments and acquisitions.  This includes our recently signed Stock Purchase Agreement to acquire Simply Mac, Inc. as discussed in Note 21. We cannot assure you that the acquisition of Simply Mac, or other future investments or acquisitions, will be completed. The acquisition of Simply Mac will require us to increase our debt and dilute the equity interests of our stockholders, and may cause us to assume contingent liabilities, all of which may have a detrimental effect on the price of our common stock. Also, companies that we may acquire in the future, could have products that are in development, and there is no assurance that these products will be successfully developed. Finally, if Simply Mac or other future acquisitions are not successfully integrated with our business, or fail to perform in accordance with our expectations, our ongoing operations could be adversely affected.

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

In order to restructure outstanding debt and/or raise capital to fund expansion of our OneClick stores, we expect to issue additional shares of the Company’s stock that would substantially dilute the voting power of our current stockholders.  We may also refinance or issue new debt that is convertible into Company stock and may include the issuance of warrants.

The market for our common stock is volatile and our stock price could decline.

The price of our stock, as well as the stock market in general, has been highly volatile. The market price of our common stock during the period from March 12, 2018 (the date of the Merger) through May 10, 2019, has fluctuated between $22.61 and $1.15.  We expect that our stock price is likely to remain volatile. Investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial (potentially total) loss on their investment. In addition, an active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares.

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

In addition, in December 2018, two of our independent directors resigned from our Board due to other time commitments.  As a consequence, we no longer comply with Nasdaq’s independent director and audit committee requirements as set forth in Listing Rule 5605.  On February 7, 2019, Nasdaq granted us an extension until June 14, 2019 to fill the Board vacancies and regain compliance with the rules.

Furthermore, on April 23, 2019, we were notified by NASDAQ that we were not in compliance with NASDAQ Listing Rule 5550(b)(1) due to our failure to maintain a minimum of $2.5 million in stockholders’ equity.  Under NASDAQ Listing Rules, we have until June 7, 2019 to submit a plan to regain compliance. If our plan is accepted, NASDAQ can grant us an extension of up to 180 calendar days from April 23, 2019, or October 21, 2019, to regain compliance.

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Amended at Restated Bylaws (2)

3.3	Amendment to Articles of Incorporation dated as of July 25, 2017 (3)

3.4	Amendment to Articles of Incorporation dated as of October 10, 2017 (4)

3.5	Amendment to Articles of Incorporation dated as of March 9, 2018 (5)

3.6	Amendment to Articles of Incorporation dated as of June 8, 2018 (6)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed on January 30, 2004.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 14, 2010.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 26, 2017.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 11, 2017.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 12, 2018.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 14, 2018.
(+)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cool Holdings, Inc.

Date: May 15, 2019	By:	/s/ Mauricio Diaz
Mauricio Diaz
Chief Executive Officer

Date: May 15, 2019	By:	/s/ Alfredo Carrasco
Alfredo Carrasco
Chief Financial Officer