Form 10-Q
period 2019-06-30
Cool Holdings, Inc.
filed 2019-08-14
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission File Number—001-32217

Cool Holdings, Inc.

(Exact name of registrant as specified in its charter)

Maryland	33-0599368
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2001 NW 84th Avenue, Miami, FL 33122

(Address of principal executive offices including zip code)

(858) 373-1675

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	AWSM	NASDAQ Capital Market

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

As of August 14, 2019, the Registrant had 8,948,769 shares outstanding of its $0.001 par value common stock.

Cool Holdings, Inc.

FORM 10-Q

For quarterly period ended June 30, 2019

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cool Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$4,929	$6,212	$10,154	$10,304
Cost of sales	3,627	5,102	7,608	8,213
Gross profit	1,302	1,110	2,546	2,091
Selling, general and administrative expenses	5,951	3,597	9,957	7,109
Operating loss	(4,649)	(2,487)	(7,411)	(5,018)
Other income (expense):
Interest	(940)	(325)	(1,687)	(572)
Other income (expense), net	6	482	(171)	482
Loss from continuing operations before provision for income taxes	(5,583)	(2,330)	(9,269)	(5,108)
Provision for income taxes	—	—	(1)	—
Loss from continuing operations	(5,583)	(2,330)	(9,270)	(5,108)
Loss from discontinued operations	(31)	(614)	(3)	(602)
Net loss	$(5,614)	$(2,944)	$(9,273)	$(5,710)
Loss per share (basic and diluted):
Continuing operations	$(0.65)	$(0.96)	$(1.12)	$(3.00)
Discontinued operations	(0.00)	(0.25)	(0.00)	(0.35)
Total	$(0.65)	$(1.21)	$(1.12)	$(3.35)
Basic and diluted weighted-average number of common shares outstanding	8,596	2,438	8,281	1,702
Comprehensive loss:
Net loss	$(5,614)	$(2,944)	$(9,273)	$(5,710)
Foreign currency translation adjustments	1	(656)	(34)	(788)
Comprehensive loss	$(5,613)	$(3,600)	$(9,307)	$(6,498)

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cool Holdings, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$942	$1,281
Restricted cash	1,601	2,012
Trade accounts receivable, net of allowance for doubtful accounts of $12 and $73, respectively	564	2,287
Other accounts receivable	1,027	1,262
Inventory	2,106	3,623
Prepaid assets	476	314
Current assets of discontinued operations	586	788
Total current assets	7,302	11,567
Property and equipment, net	798	1,009
Operating lease right-of-use assets	4,179	—
Intangibles, net	757	883
Other assets	205	232
Total assets	$13,241	$13,691
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,360	$5,013
Accrued expenses and other current liabilities	3,600	1,555
Notes payable	7,503	4,464
Current liabilities of discontinued operations	1,985	2,543
Total current liabilities	15,448	13,575
Long-term liabilities:
Notes payable	2,742	2,873
Operating lease liabilities	3,288	—
Total liabilities	21,478	16,448
Commitments and Contingencies (Note 16)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000 shares authorized; 322 shares issued and outstanding as of June 30, 2019 and December 31, 2018.	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 8,949 and 7,793 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.	9	8
Additional paid-in capital common stock	39,129	35,303
Accumulated other comprehensive loss	(1,045)	(1,011)
Accumulated deficit	(46,330)	(37,057)
Total stockholders’ deficit	(8,237)	(2,757)
Total liabilities and stockholders’ deficit	$13,241	$13,691

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cool Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Amounts in thousands)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, December 31, 2018	322	$—	7,793	$8	$35,303	$(1,011)	$(37,057)	$(2,757)
Debt exchange	—	—	93	—	173	—	—	173
Warrant exercises	—	—	382	—	1,154			1,154
Foreign currency translation	—	—	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	—	(3,659)	(3,659)
Balance, March 31, 2019	322	—	8,268	8	36,630	(1,046)	(40,716)	(5,124)
Stock-based compensation	—	—	681	1	1,749	—	—	1,750
Issuance of warrants and beneficial conversion feature with convertible debt	—	—	—	—	750	—	—	750
Foreign currency translation	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(5,614)	(5,614)
Balance, June 30, 2019	322	$—	8,949	$9	$39,129	$(1,045)	$(46,330)	$(8,237)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, December 31, 2017	4,408	$—	5,781	$1	$7,578	$(129)	$(9,786)	$(2,336)
Exchange of shares in connection with reverse merger	(3,644)	—	(3,994)	2	6,181	—	—	6,183
Sale of common stock	—	—	175	—	1,750	—	—	1,750
Foreign currency translation	—	—	—	—	—	(132)	—	(132)
Net loss	—	—	—	—	—	—	(2,766)	(2,766)
Balance, March 31, 2018	764	—	1,962	3	15,509	(261)	(12,552)	2,699
Stock-based compensation	—	—	42	—	200	—	—	200
Sale of common and preferred stock	298	1	885	—	3,584	—	—	3,585
Conversion of preferred stock to common stock	(404)	—	404	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	(656)	—	(656)
Net loss	—	—	—	—	—	—	(2,944)	(2,944)
Balance, June 30, 2018	658	$1	3,293	$3	$19,293	$(917)	$(15,496)	$2,884

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cool Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,273)	$(5,710)
Less: loss from discontinued operations	(3)	(602)
Loss from continuing operations	(9,270)	(5,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	364	215
Accretion of debt discount	1,159	135
Amortization of operating lease right-of-use assets	627	—
Provision for (recovery of) bad debts	(3)	(1)
Stock-based compensation	1,750	200
Loss on debt conversion	9	—
Provision for obsolete inventory	40	176
(Increase) decrease in:
Trade accounts receivable	1,726	5,960
Other accounts receivable	234	(1,789)
Inventory	1,477	(432)
Prepaid assets	(162)	764
Other assets	4	(15)
(Decrease) increase in:
Accounts payable	(2,487)	(6,071)
Accrued expenses	1,110	(115)
Operating lease liabilities	(583)	—
Net cash used in continuing operating activities	(4,005)	(6,081)
Net cash provided by (used in) discontinued operating activities	(360)	2,584
Net cash used in operating activities	(4,365)	(3,497)
Cash flows from investing activities:
Purchase of property and equipment	(27)	(304)
Sale (purchase) of investment securities	23	(331)
Cash acquired in reverse merger with Cooltech	—	1,263
Acquisition of Cooltech Canada, net of cash acquired	—	21
Net cash provided by (used in) investing activities	(4)	649
Cash flows from financing activities:
Proceeds from issuance of notes payable, net of debt issuance costs	3,310	2,295
Payment of notes payable	(811)	(904)
Sale of common stock, net of offering costs	—	3,585
Proceeds from warrant exercises	1,154	—
Net cash provided by financing activities	3,653	4,976
Effect of exchange rate changes on cash	(34)	(1,042)
Net increase (decrease) in cash and cash equivalents	(750)	1,086
Cash and cash equivalents, beginning of period	3,293	1,354
Cash and cash equivalents, end of period	$2,543	$2,440
Cash paid for interest	$12	$116
Cash paid for income taxes	$—	$—

Non-cash financing activities:
Conversion of accounts payable to equity	$164	$—
Record operating lease right-of-use assets and operating lease liabilities	$4,642	$—

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cool Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

June 30, 2019

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

During the fourth quarter of 2018, the Company completed the closure of the verykool business segment that had been the legacy business of InfoSonics prior to the Merger.  The historical results of the verykool segment are reported as discontinued operations in the unaudited financial statements for all periods from the merger through June 30, 2019.

The Company’s consolidated financial statements include assets, liabilities and operating results of its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, these unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to fairly present the Company’s financial condition as of June 30, 2019, and the results of operations, financial position and cash flows for all periods presented. The results reported in these consolidated financial statements for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full fiscal year of 2019 or for any future period.

At June 30, 2019, six of the Company’s sixteen OneClick retail stores were located in Argentina. The inflation rate in Argentina increased dramatically in the latter part of 2017 and the first quarter of 2018.  On May 16, 2018, the Center for Audit Quality in the United States categorized Argentina as an economy with a projected three-year cumulative inflation rate greater than 100%.  As a consequence, beginning July 1, 2018, the Company has transitioned its Argentine operations to “highly inflationary” status which requires the Company to record foreign exchange gains or losses in the Argentine peso through its income statement rather than through the other comprehensive loss account on its balance sheet.

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

NOTE 3. Stock-Based Compensation

The Company’s 2015 Equity Incentive Plan (“2015 Plan”) was approved by our stockholders. The 2015 Plan is an omnibus plan that allows for grants of stock options, stock appreciation rights, stock awards, restricted stock, stock units and performance units.  As of June 30, 2019, options to purchase 2,000 shares were outstanding under the 2015 Plan and 5,000 shares were available for future grant.

The Company’s stock options typically vest on an annual or a monthly basis. Stock options generally are exercisable for up to seven years after grant, subject to continued employment or service. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Such amount may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three and six months ended June 30, 2019 and 2018, the Company recorded no compensation expense related to options previously granted. Under current U.S. federal tax law, the Company receives a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference that results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

During the three and six months ended June 30, 2019 and 2018, the Company did not grant any stock options. As of June 30, 2019, because all outstanding stock options were fully vested, there was no unrecognized compensation expense.

As of June 30, 2019, the 2,000 fully-vested and exercisable stock options then outstanding had a weighted average exercise price of $34.54 per share and a weighted average remaining contractual life of 2.88 years.

During the quarter ended June 30, 2018, the Company granted a restricted stock award of 42,000 shares with 17,000 shares vesting on the date of grant and the remaining 25,000 shares vesting in four equal installments on the last day of each calendar quarter beginning June 30, 2018.  The total value of the award was $200,000, and stock-based compensation expense for the final quarter of vesting ending March 31, 2019 was $30,000.

During the quarter ended June 30, 2019, the Company made stock grants to directors and employees aggregating 600,000 shares valued at $1,560,000.  In addition, restricted stock grants on 100,000 shares valued at $260,000 were made to employees with annual vesting over 2 years from the date of grant.  Also in June 2019, in connection with the Company’s termination of its then chief financial officer, the Company accelerated the vesting on 26,667 restricted shares valued at $69,000 and paid a portion of his severance using 53,571 shares valued at $108,000.  Total stock-based compensation expense during the quarter ended June 30, 2019 amounted to $1,779,000.

NOTE 4. Earnings Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued. Common share equivalents are excluded from the computation if their effect is anti-dilutive. The Company’s common share equivalents consist of convertible preferred stock, stock options and warrants.

Common shares from the potential exercise of certain options and warrants are excluded from the computation of diluted earnings (loss) per share if their exercise prices are greater than the Company’s average stock price for the period. For both the three and six-month periods ended June 30, 2019, the number of such shares excluded was 5,598,000.  For both the three and six-month periods ended June 30, 2018, the number of such shares excluded was 398,000.  For both the three and six-month periods ended June 30, 2019, the number of in-the-money warrants excluded from the computation of net loss per share because their inclusion would have been anti-dilutive amounted to 93,000, and the number of preferred shares excluded was 322,000.  For both the three and six-month periods ended June 30, 2018, the number of in-the-money warrants excluded from the computation of net loss per share amounted to 1,183,000, and the number of preferred shares excluded was 658,000.

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2014 through 2018 remain open to examination or re-examination. As of June 30, 2019, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

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

NOTE 6. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists primarily of consumer electronics and accessories. The Company writes down its inventory to net realizable value when it is estimated to be slow-moving or obsolete. As of June 30, 2019 and December 31, 2018, inventory was net of write-downs of $391,000 and $351,000, respectively.

NOTE 7. Property and Equipment

Property and equipment are primarily located in the United States, Argentina and the Dominican Republic and consisted of the following as of the dates presented (in thousands):

	June 30, 2019 (unaudited)	December 31, 2018
Vehicles	$48	$48
Machinery and equipment	145	146
Furniture and fixtures	124	122
Leasehold improvements	1,122	1,100
Subtotal	1,439	1,416
Less accumulated depreciation	(641)	(407)
Total	$798	$1,009

Depreciation and amortization expense of property and equipment for the three and six months ended June 30, 2019 was $116,000 and $238,000, respectively.  Depreciation and amortization expense for the three and six months ended June 30, 2018 was $50,000 and $89,000, respectively.

NOTE 8. Intangible Assets

The Company’s definite-lived intangible assets arose from the acquisition of OneClick.  These assets and related accumulated amortization consisted of the following as of the dates presented (in thousands):

	June 30, 2019 (unaudited)	December 31, 2018
Tradenames	$938	$938
Covenants Not To Compete	258	258
Domain Name	2	2
Subtotal	1,198	1,198
Less accumulated amortization	(441)	(315)
Total	$757	$883

Amortization expense for the three and six months ended June 30, 2019 and 2018 amounted to $63,000 and $126,000, respectively, for both years.  The OneClick trade name is being amortized over 60 months and the covenants not to compete are being amortized over 48 months.  Amortization expense for the years ending December 31, 2019 (remaining 6 months) through 2022 will be $126,000, $252,000, $236,000 and $143,000.

NOTE 9. Accrued Expenses and Other Current Liabilities

As of June 30, 2019 and December 31, 2018, accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2019 (unaudited)	December 31, 2018
Accrued compensation (wages, benefits, severance, vacation)	$1,326	$697
Customer deposits and overpayments	142	31
Accrued interest	586	170
Accrued taxes	365	406
Current portion of operating lease liabilities	936	—
Other accruals	245	251
Total	$3,600	$1,555

NOTE 10. Notes Payable

Notes payable consisted of the following as of the dates presented (in thousands):

	June 30, 2019 (unaudited)	December 31, 2018
8% secured promissory notes due August 2018	$—	$250
0% convertible notes due January 2021	275	275
4% promissory note due April 2021	704	847
0% promissory note due April 2019	—	418
8% promissory note due March 2021	2,107	2,107
12% convertible notes due October 2019	4,000	4,000
12% convertible notes due November 2019	1,220	1,220
12% convertible notes due May 2020	3,500	—
Total face amount	11,806	9,117
Unamortized discount	(1,561)	(1,780)
Total carrying value	10,245	7,337
Amount classified as current	7,503	4,464
Amount classified as long-term	$2,742	$2,873

In August 2017, the Company issued a $250,000 secured promissory note with a 1-year term bearing interest at 8%.  The $250,000 note was not paid upon maturity, and went into default.  Upon agreement with the holder, the note was paid in full, including additional default interest on February 14, 2019.

In January 2018, the Company issued an aggregate of $1,000,000 of 3-year 0% convertible notes and warrants.  The notes are convertible into an aggregate of 570,287 shares of common stock of the Company and the warrants are exercisable for 570,287 shares of common stock of the Company at an exercise price of $9.15 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants, and the conversion feature, which was determined to be a Beneficial Conversion Feature, was recorded at fair value based on the difference between the closing market price of the Company’s stock on the date of the transaction and the implied conversion price in the fair value of the debt.  The valuation assumed a 105% volatility rate of the Company’s common stock, a risk-free interest rate of 2.20% and a credit spread of 7.70%.  The warrants were assigned a value of $127,000 and the conversion feature was assigned a value of $144,000.  The remaining value of $729,000 was assigned to the debt.  The aggregate discount of $271,000 is being amortized to interest expense over the 3-year life of the notes on a straight-line basis.  In connection with the debt exchange on August 15, 2018, holders of an aggregate principal amount of $725,000 of the notes converted their notes to common stock, leaving a principal balance of $275,000 outstanding.  The unamortized discount related to the converted notes amounted to $163,000, which amount was recorded as accretion expense in the period.  Accretion of the discount for the three and six months ended June 30, 2019 amounted to $6,000 and $12,000, respectively.

In April 2018, the Company issued a $1,000,000 installment note bearing interest at 4.02% per annum due April 30, 2021.  The principal balance outstanding on the note at June 30, 2019 was $704,000.  The note specifies varying monthly payments of principal and interest with annual principal payments of $305,000, $359,000 and $183,000 in 2019 through 2021.

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

In October 2018, the Company issued an aggregate of $4,000,000 of 1-year 12% convertible notes and warrants. The notes are convertible at the option of the holder after six months from the date of issuance into an aggregate of 941,181 shares of common stock of the Company and the warrants are exercisable for 470,592 shares of common stock of the Company at an exercise price of $4.25 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants, and the conversion feature, which was determined to be a Beneficial Conversion Feature, was recorded at fair value based on the difference between the closing market price of the Company’s stock on the date of the transaction and the implied conversion price in the fair value of the debt.  The valuation assumed a 90% volatility rate of the Company’s common stock, a 25% discount on the value of the underlying stock due to trading restrictions, and a risk-free interest rate of 2.47%.  The warrants were assigned a value of $769,000 and the conversion feature was assigned a value of $1,173,000.  The remaining value of $2,058,000 was assigned to the debt.  The aggregate discount of $1,942,000 is being amortized to interest expense over the 1-year life of the notes on a straight-line basis, which approximates the effective interest method.  Accretion of the discount for the three and six months ended June 30, 2019 amounted to $485,000 and $971,000, respectively.

In November 2018, the Company issued an aggregate of $1,220,000 of 1-year 12% convertible notes and warrants. The notes are convertible at the option of the holder after six months from the date of issuance into an aggregate of 277,274 shares of common stock of the Company and the warrants are exercisable for 138,638 shares of common stock of the Company at an exercise price of $4.40 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants.  The conversion feature was not assigned any value as the implied conversion price in the fair value of the debt was higher than the closing market price of the Company’s stock on the date of the transaction.  The valuation assumed a 90% volatility rate of the Company’s common stock, a 25% discount on the value of the underlying stock due to trading restrictions, and a risk-free interest rate of 2.52%.  The warrants were assigned a value of $118,000 and the remaining value of $1,102,000 was assigned to the debt.  The discount of $118,000 is being amortized to interest expense over the 1‑year life of the notes on a straight-line basis.  Accretion of the discount for the three and six months ended June 30, 2019 amounted to $29,000 and $58,000, respectively.

In May 2019, the Company issued an aggregate of $3,500,000 of 1-year 12% convertible notes and warrants. The notes are convertible at the option of the holder after six months from the date of issuance into an aggregate of 1,258,996 shares of common stock of the Company and the warrants are exercisable for 629,500 shares of common stock of the Company at an exercise price of $2.72 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants, and the conversion feature, which was determined to be a Beneficial Conversion Feature, was recorded at fair value based on the difference between the closing market price of the Company’s stock on the date of the transaction and the implied conversion price in the fair value of the debt.  The valuation assumed a 105% volatility rate of the Company’s common stock, a 30% discount on the value of the underlying stock due to trading restrictions, and a risk-free interest rate of 2.33%.  The warrants were assigned a value of $507,000 and the conversion feature was assigned a value of $243,000.  In addition, the Company incurred fundraising costs of $190,000, which were recorded as an additional discount.  The remaining value of $2,750,000 was assigned to the debt.  The aggregate discount of $940,000 is being amortized to interest expense over the 1-year life of the notes on a straight-line basis, which approximates the effective interest method.  Accretion of the discount for the three and six months ended June 30, 2019 amounted to $117,000.

Interest expense for notes payable for the three and six months ended June 30, 2019 amounted to $900,000 and $1,628,000, respectively.  Interest expense for notes payable for the three and six months ended June 30, 2018 amounted to $325,000 and $572,000, respectively.

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

NOTE 12. Related Party Transactions

During the three and six months ended June 30, 2019 and 2018, the Company was engaged in non-arm’s length transactions with Smash Technologies, LLC (“Smash”), a reseller of accessories controlled by a family member of the Company’s CEO who was terminated on June 5, 2019. The Company purchased products from Smash in the normal course of business, which purchases were measured at the exchange amount. During the three and six months ended June 30, 2019, product purchases from Smash amounted to $35,000, and $82,000, respectively.  During the three and six months ended June 30, 2018, product purchases from Smash amounted to $192,000 and $206,000, respectively.  There are no long-term arrangements with Smash, and, at June 30, 2019, there were no amounts outstanding and payable to Smash.

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

Operating lease expense for the three and six months ended June 30, 2019 amounted to $305,000 and $653,000, respectively.

Supplemental lease information as of June 30, 2019 is as follows ($ in thousands):

Operating right of use assets	$4,179
Current operating lease liabilities	$936
Long-term operating lease liabilities	$3,288
Weighted-average remaining lease term in years	5.10
Weighted-average discount rate	12%

As of June 30, 2019, maturities of lease liabilities are as follows (in thousands):

Years Ending December 31,
2019 (remaining six months)	$784
2020	1,327
2021	1,188
2022	837
2023	829
Thereafter	1,593
Total lease payments	6,558
Less: interest	2,334
Total	4,224
Less: current portion	936
Long-term portion	$3,288

As of June 30, 2019, the Company had no material operating leases that had not yet commenced.

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

Other Accounting Standards Updates not effective until after June 30, 2019 are not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 14.  Segments

The tables below (in thousands) reflect the operating results of the Company’s segments for the reported periods, consistent with the management and measurement system utilized within the Company.  The two segments include (1) the Company’s OneClick retail stores, and (2) its Cooltech Distribution business. Performance measurement of each segment is based on sales, gross profit and operating income (loss).  The segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Operating Decision Maker (“CODM”) in determining how to allocate Company resources and evaluate performance.  The CODM is a group of Company executives who comprise the management committee, consisting of the Company’s Chief Executive Officer and its Chief Financial Officer.

	OneClick Retail Stores	Cooltech Distribution	Total Segments
Three months ended June 30, 2019:
Net sales	$4,345	$584	$4,929
Gross profit (loss)	$1,314	$(12)	$1,302
Operating loss	$(535)	$(359)	$(894)

Three months ended June 30, 2018:
Net sales	$3,065	$3,147	$6,212
Gross profit	$805	$305	$1,110
Operating loss	$(986)	$(220)	$(1,206)

Reconciliation of Operating Loss to Cool Holdings as Reported:
	Three Months Ended
	June 30,
	2019	2018
Operating loss:
Total reportable segments	$(894)	$(1,206)
Unallocated expenses	(3,755)	(1,281)
Total consolidated operating loss	$(4,649)	$(2,487)

	OneClick Retail Stores	Cooltech Distribution	Total Segments
Six months ended June 30, 2019:
Net sales	$8,698	$1,456	$10,154
Gross profit (loss)	$2,553	$(7)	$2,546
Operating loss	$(1,374)	$(697)	$(2,071)

Six months ended June 30, 2018:
Net sales	$5,644	$4,660	$10,304
Gross profit	$1,650	$441	$2,091
Operating loss	$(2,046)	$(588)	$(2,634)

Reconciliation of Operating Loss to Cool Holdings as Reported:
	Six Months Ended
	June 30,
	2019	2018
Operating loss:
Total reportable segments	$(2,071)	$(2,634)
Unallocated expenses	(5,340)	(2,384)
Total consolidated operating loss	$(7,411)	$(5,018)

NOTE 15. Geographic Information

Long-lived assets are principally located in Company facilities in the United States, Argentina and the Dominican Republic. The unaudited net sales by geographical area for the three and six months ended June 30, 2019 and 2018 were (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Central America	$8	$325	$27	$420
South America	2,225	2,307	4,171	4,174
Caribbean	947	832	1,899	1,555
United States	1,749	2,748	4,057	4,155
Total	$4,929	$6,212	$10,154	$10,304

NOTE 16. Commitments and Contingencies

The Company has in the past and may in the future become involved in certain legal proceedings and claims which arise in the normal course of business.  As of the filing date of this report, the Company did not have any significant litigation outstanding.

NOTE 17. Fair Value of Financial Instruments

The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters. If market observable inputs for model-based valuation techniques are not available, the Company makes judgments about assumptions market participants would use in estimating the fair value of the financial instrument. Carrying values of cash, cash equivalents, restricted cash, trade and other accounts receivable, prepaid assets, accounts payable, accrued expenses and other current liabilities and short‑term notes payable approximate their fair values due to the short-term nature and liquidity of these financial instruments.  The Company estimates that the fair value of its long-term debt approximates its carrying value based on significant level 2 observable inputs. During the three and six months ended June 30, 2019 and 2018, the Company did not record any material nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

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

NOTE 21.  Pending Acquisition of Simply Mac

On May 9, 2019, the Company, Simply Mac, Inc. (“Simply Mac”) and GameStop Corp. (the “Seller”) entered into a stock purchase agreement (the “Stock Purchase Agreement”), pursuant to which the Company will purchase from the Seller all of the issued and outstanding shares of capital stock of Simply Mac (the “Stock Purchase”).  The Stock Purchase Agreement was amended and restated on July 12, 2019.  Following the Stock Purchase, Simply Mac will be a wholly-owned subsidiary of the Company.

Subject to certain working capital, inventory, indebtedness and other adjustments, the aggregate consideration for the Stock Purchase will be equal to $3.8 million plus the value of Simply Mac’s inventory at closing.  The consideration will consist of (i) $3.8 million in cash and (ii) a secured promissory note in favor of the Seller. As of June 30, 2019, the Company had deposited $750,000 of the required cash into escrow, and on July 11, 2019, deposited an additional $350,000 into escrow.  The remaining $2.7 million is required to be deposited into escrow in three tranches: (1) $350,000 by August 12, 2019, (2) $350,000 by September 12, 2019, and (3) $2 million by September 20, 2019.  A portion of the cash consideration will be held in escrow to secure the indemnification obligations of Simply Mac and the Seller under the Stock Purchase Agreement and for satisfaction of any working capital or inventory adjustments payable to the Company.

The Stock Purchase Agreement contains representations, warranties and covenants customary for a transaction of its size and nature.  Subject to certain limitations, the parties have agreed to indemnify each other for breaches of their respective representations, warranties, covenants and other specified matters therein. The Stock Purchase Agreement may be terminated at any time prior to closing by mutual written agreement, or by Seller on August 19, 2019 if the Company does not make the $350,000 escrow deposit due August 12, 2019, or by Seller on September 20, 2019 if the Company does not make the $350,000 escrow deposit due September 12, 2019, or by either party upon breach by the other party of any representation, warranty, covenant or other agreement set forth in the Stock Purchase Agreement, after an opportunity to cure in some cases.

NOTE 22.  Subsequent Event

On July 9, 2019, Cool Holdings Inc. (the “Company”) closed a private placement of $350,000 of 12% unsecured convertible notes (the “Notes”). The Notes mature 12 months from the date of issuance.  The proceeds from the private placement were used entirely to fund the Company’s pending acquisition of Simply Mac referred to in Note 21.  The Company intends to seek shareholder and regulatory approvals needed to enable the Notes, as well as the majority of other outstanding notes payable, and unpaid accrued interest to be converted into shares of the Company’s common stock (the “Equity Securities”) at a price that is 20% below the 5-day average closing price immediately prior to the date on which such approval is obtained (the “Approval Date”).  Upon receipt of the required approvals, the principal and unpaid accrued interest of the Notes may be converted at the election of the holders at any time after the Approval Date.

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

Results of Operations

The following tables set forth our condensed consolidated statements of operations for the three and six months ended June 30, 2019 and 2018, and the change between the periods ($ in thousands):

	For the Three Months Ended June 30,		Change
	2019	2018	$	%
Net sales	$4,929	$6,212	$(1,283)	-20.7%
Cost of sales	3,627	5,102	(1,475)	-28.9%
Gross profit	1,302	1,110	192	17.3%
Selling, general and administrative expenses	5,951	3,597	2,354	65.4%
Operating loss	(4,649)	(2,487)	(2,162)	86.9%
Other income (expense):
Interest expense	(940)	(325)	(615)	189.2%
Other income (expense), net	6	482	(476)	-98.8%
Loss from continuing operations before provision for income taxes	(5,583)	(2,330)	(3,253)	139.6%
Provision for income taxes	—	—	—	NM
Loss from continuing operations	(5,583)	(2,330)	(3,253)	139.6%
Loss from discontinued operations	(31)	(614)	583	-95.0%
Net loss	$(5,614)	$(2,944)	$(2,670)	90.7%

	For the Six Months Ended June 30,		Change
	2019	2018	$	%
Net sales	$10,154	$10,304	$(150)	-1.5%
Cost of sales	7,608	8,213	(605)	-7.4%
Gross profit	2,546	2,091	455	21.8%
Selling, general and administrative expenses	9,957	7,109	2,848	40.1%
Operating loss	(7,411)	(5,018)	(2,393)	47.7%
Other income (expense):
Interest expense	(1,687)	(572)	(1,115)	194.9%
Other income (expense), net	(171)	482	(653)	-135.5%
Loss from continuing operations before provision for income taxes	(9,269)	(5,108)	(4,161)	81.5%
Provision for income taxes	(1)	—	(1)	NM
Loss from continuing operations	(9,270)	(5,108)	(4,162)	81.5%
Loss from discontinued operations	(3)	(602)	599	-99.5%
Net loss	$(9,273)	$(5,710)	$(3,563)	62.4%

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.6%	82.1%	74.9%	79.7%
Gross profit	26.4%	17.9%	25.1%	20.3%
Selling, general and administrative expenses	120.7%	57.9%	98.1%	69.0%
Operating loss	(94.3%)	(40.0%)	(73.0%)	(48.7%)
Other income (expense):
Interest	(19.1%)	(5.2%)	(16.6%)	(5.6%)
Other income (expense), net	0.1%	7.8%	(1.7%)	4.7%
Loss from continuing operations before provision for income taxes	(113.3%)	(37.5%)	(91.3%)	(49.6%)
Provision for income taxes	0.0%	0.0%	(0.0%)	0.0%
Loss from continuing operations	(113.3%)	(37.5%)	(91.3%)	(49.6%)
Income (loss) from discontinued operations	(0.6%)	(9.9%)	(0.0%)	(5.8%)
Net loss	(113.9%)	(47.4%)	(91.3%)	(55.4%)

Three months ended June 30, 2019 compared with three months ended June 30, 2018

Net Sales

For the three months ended June 30, 2019, our net sales amounted to $4,929,000, a decrease of $1,283,000, or 21%, from $6,212,000 in the same period last year. Sales generated during the quarter by our OneClick stores amounted to $4,345,000, an increase of $1,280,000, or 42%, from $3,065,000 in the prior year period.  The increase was primarily attributable to two factors: (1) the August 2018 acquisition of our stores in the Dominican Republic, and (2) the August 2018 opening of our new store in Orlando, Florida.  As a consequence of the inflation and rising prices in Argentina, although sales in Argentine pesos in our stores there rose significantly over the prior year, on an exchange rate adjusted basis, sales in U.S. dollars were down slightly compared to the prior year period. Sales at our Cooltech Distribution unit during the quarter amounted to $584,000, a decline of $2,563,000, or 81%, compared to $3,147,000 in the prior year.  Sales in the prior year included $701,000 of sales to the Dominican Republic, prior to our acquisition in August 2018 of the Dominican Republic stores.  The remainder of the sales decline represents a decreased focus on our distribution business.

Gross Profit and Gross Margin

For the three months ended June 30, 2019, our gross profit amounted to $1,302,000, an increase of $192,000, or 17%, from $1,110,000 in the same period last year. Our gross profit margin for the three months ended June 30, 2019 was 26.4%, significantly higher than 17.9% in the same period last year. The increased gross profit resulted from the increase in sales noted above from the addition of the Dominican Republic stores and the new store in Orlando, Florida, as well as improved gross profit in our Argentina stores.  These increases were partially offset by reduced gross profit from the lower distribution sales.  The improvement in our gross margin percentage reflects the higher concentration of “retail” sales versus “distribution” sales compared to the prior year period.

Operating Expenses

For the three months ended June 30, 2019, total operating expenses amounted to $5,951,000, an increase of $2,354,000, or 65%, from $3,597,000 in the same period last year. The increase was comprised of stock-based compensation from stock grants made to directors and officers during the quarter valued at $1,560,000, plus $832,000 related to severance and other expenses resulting from the termination in June 2019 of three of the Company’s executive officers. Increased operating expenses of our newly acquired stores in the Dominican Republic and Orlando, Florida, and increased legal fees were substantially offset by reductions in other areas.

Other Income (Expense)

Interest expense for the three months ended June 30, 2019 amounted to $940,000, an increase of $615,000, or 189%, over $325,000 in the same period last year.  Although outstanding debt at June 30, 2019 was lower than debt outstanding at June 30, 2018, much of the prior year debt was replaced with new debt bearing higher stated interest rates, as well as convertibility features and attached warrants.  Both the beneficial conversion features and the warrants resulted in note discounts that are being accreted to interest expense over the term of the debt.  Debt discount accretion in the three months ended June 30, 2019 amounted to $638,000, an increase of $600,000 over $38,000 in the prior year period.

Other income for the three months ended June 30, 2019 was nominal, compared to income of $482,000 in the prior year period, consisting primarily of a $503,000 gain on sale of a patent portfolio by a Canadian subsidiary, partially offset by a $21,000 mark-to-market loss on an investment security.

Provision for Income Taxes

Because of our operating losses, our tax provisions for the three months ended June 30, 2019 and 2018 were nil.

Six months ended June 30, 2019 compared with six months ended June 30, 2018

Net Sales

For the six months ended June 30, 2019, our net sales amounted to $10,154,000, a decrease of $150,000, or 1%, from $10,304,000 in the same period last year. Sales generated during the quarter by our OneClick stores amounted to $8,698,000, an increase of $3,054,000, or 53%, from $5,644,000 in the prior year period.  The increase was primarily attributable to two factors: (1) the August 2018 acquisition of our stores in the Dominican Republic, and (2) the August 2018 opening of our new store in Orlando, Florida.  As a consequence of the inflation and rising prices in Argentina, although sales in Argentine pesos in our stores there rose significantly over the prior year, on an exchange rate adjusted basis, sales in U.S. dollars were down slightly compared to the prior year period. Sales at our Cooltech Distribution unit during the six month period amounted to $1,456,000, a decline of $3,204,000, or 69%, compared to $4,660,000 in the prior year.  Sales in the prior year included $1,274,000 of sales to the Dominican Republic, prior to our acquisition in August 2018 of the Dominican Republic stores.  The remainder of the sales decline represents a decreased focus on our distribution business.

Gross Profit and Gross Margin

For the six months ended June 30, 2019, our gross profit amounted to $2,546,000, an increase of $454,000, or 22%, from $2,092,000 in the same period last year. Our gross profit margin for the six months ended June 30, 2019 was 25.1%, significantly higher than 20.3% in the same period last year. The increased gross profit resulted from the increase in sales noted above from the addition of the Dominican Republic stores and the new store in Orlando, Florida, as well as improved gross profit in our Argentina stores.  These increases were partially offset by reduced gross profit from the lower distribution sales.  The improvement in our gross margin percentage reflects the higher concentration of “retail” sales versus “distribution” sales compared to the prior year period.

Operating Expenses

For the six months ended June 30, 2019, total operating expenses amounted to $9,957,000, an increase of $2,848,000, or 40%, from $7,074,000 in the same period last year. The increase was comprised primarily of stock-based compensation from stock grants made to directors and officers during the period valued at $1,560,000, plus $832,000 related to severance and other expenses resulting from the termination in June 2019 of three of the Company’s executive officers. The remainder of the increase was attributable to increased operating expenses of our newly acquired stores in the Dominican Republic and Orlando, Florida, and increased legal fees.

Other Income (Expense)

Interest expense for the six months ended June 30, 2019 amounted to $1,687,000, an increase of $1,115,000, or 195%, over $572,000 in the same period last year.  Although outstanding debt at June 30, 2019 was lower than debt outstanding at June 30, 2018, much of the prior year debt was replaced with new debt bearing higher stated interest rates, as well as convertibility features and attached warrants.  Both the beneficial conversion features and the warrants resulted in note discounts that are being accreted to interest expense over the term of the debt.  Debt discount accretion in the six months ended June 30, 2019 amounted to $1,159,000, an increase of $1,024,000 over $135,000 in the prior year period.

For the six months ended June 30, 2019, other expense of $171,000 was comprised primarily of a foreign currency loss from our operations in Argentina, where, effective July 1, 2018, the economy was designated as “highly inflationary,” which required that foreign exchange losses be recognized in the income statement rather than through the other comprehensive loss account on the balance sheet. In the prior year period, other income of $482,000 in the prior year period, consisting primarily of a $503,000 gain on sale of a patent portfolio by a Canadian subsidiary, partially offset by a $21,000 mark-to-market loss on an investment security.

Provision for Income Taxes

Because of our operating losses, our tax provisions for the six months ended June 30, 2019 and 2018 were nil.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies, most importantly the Argentine peso and the Dominican Republic peso, to the U.S. dollar affect our financial results and financial position. Significantly, as noted above, the designation of Argentina as a highly inflationary economy now requires us to recognize foreign exchange losses in our income statement rather than through the other comprehensive loss account on our balance sheet.  During the six months ended June 30, 2019, we recorded $175,000 in foreign currency losses in other expense and a loss of $34,000 related to our Dominican Republic operations as an increase to our accumulated other comprehensive loss account, which now has a balance of $1,045,000.

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

Foreign Exchange and Other Risks

Our domestic sales transactions are denominated in U.S. dollars, and sales in our stores in Argentina and the Dominican Republic are typically priced in Argentine and Dominican pesos, respectively. At June 30, 2019 and December 31, 2018, foreign currency cash accounts in Argentine pesos amounted to $204,000 and $55,000, respectively.  At June 30, 2019 and December 31,

2018, foreign currency cash accounts in Dominican pesos amounted to $17,000 and $79,000, respectively. At June 30, 2019 and December 31, 2018, accounts receivable denominated in Argentine pesos amounted to $338,000 and $1,716,000, respectively.  At June 30, 2019 and December 31, 2018, accounts receivable denominated in Dominican pesos amounted to $54,000 and $25,000, respectively. Substantially all of our product costs are denominated in U.S. dollars, while operating costs at our OneClick stores in Argentina and the Dominican Republic are denominated in local currencies.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our second quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the years ended December 31, 2018 and 2017, we reported net losses of $27.3 million and $7.5 million, respectively, and we reported a $9.3 million loss for the six months ended June 30, 2019. As of June 30, 2019, our balance of cash and restricted cash was $2.5 million, but we had negative net working capital of $7.7 million and long-term debt of $2.7 million. While we have plans to raise additional equity funding and significant expansion plans designed to attain and maintain profitability, if we do not succeed, our business might continue to experience losses and may not be sustainable in the future.  In addition, at June 30, 2019, our total liabilities exceeded our total assets and we had an accumulated stockholders’ deficit of $8.2 million.  Consequently, as discussed in Note 2 to our financial statements, we have substantial doubt that we could remain independent and continue as a going concern if we are not able to raise additional capital and/or refinance or restructure our existing debt.  There can be no assurances that future financing will be available to us on acceptable terms, if at all, or that we will attain profitability.

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

To enhance our efforts to grow and compete, we plan to make investments and acquisitions.  This includes our recently signed Stock Purchase Agreement to acquire Simply Mac, Inc. as discussed in Note 21. We cannot assure you that the acquisition of Simply Mac, or other future investments or acquisitions, will be completed. The acquisition of Simply Mac will require us to increase our debt and/or dilute the equity interests of our stockholders, and may cause us to assume contingent liabilities, all of which may have a detrimental effect on the price of our common stock. Also, companies that we may acquire in the future, could have products that are in development, and there is no assurance that these products will be successfully developed. Finally, if Simply Mac or other future acquisitions are not successfully integrated with our business, or fail to perform in accordance with our expectations, our ongoing operations could be adversely affected.

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

In order to restructure outstanding debt and/or raise capital to fund expansion of our OneClick stores, including the acquisition of Simply Mac, we expect to issue additional shares of the Company’s stock that would substantially dilute the voting power of our current stockholders.  We may also refinance or issue new debt that is convertible into Company stock and may include the issuance of warrants.

The market for our common stock is volatile and our stock price could decline.

The price of our stock, as well as the stock market in general, has been highly volatile. The market price of our common stock during the period from March 12, 2018 (the date of the Merger) through August 9, 2019, has fluctuated between $22.61 and $1.15.  We expect that our stock price is likely to remain volatile. Investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial (potentially total) loss on their investment. In addition, an active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares.

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

In addition, in December 2018, two of our independent directors resigned from our Board due to other time commitments.  As a consequence, we were no longer compliant with Nasdaq’s independent director and audit committee requirements as set forth in Listing Rule 5605.  On February 7, 2019, Nasdaq granted us an extension until June 14, 2019 to fill the Board vacancies and regain compliance with the rules.  On June 6, 2019, we filled the vacancies with two new independent directors, and on June 10, 2019, received notification from Nasdaq that we had regained compliance with Listing Rule 5605.

Furthermore, on April 23, 2019, we were notified by Nasdaq that we were not in compliance with Nasdaq Listing Rule 5550(b)(1) due to our failure to maintain a minimum of $2.5 million in stockholders’ equity.  On June 11, 2019 we submitted to Nasdaq a plan to regain compliance, which, if accepted, would enable Nasdaq to grant us an extension of up to 180 calendar days from April 23, 2019, or October 21, 2019, to regain compliance. Based on our submission, Nasdaq responded to us on June 21, 2019, and granted us the extension, conditioned upon us providing to them an update on our progress on or before August 20, 2019.

.

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Amended at Restated Bylaws (2)

3.3	Amendment to Articles of Incorporation dated as of July 25, 2017 (3)

3.4	Amendment to Articles of Incorporation dated as of October 10, 2017 (4)

3.5	Amendment to Articles of Incorporation dated as of March 9, 2018 (5)

3.6	Amendment to Articles of Incorporation dated as of June 8, 2018 (6)

10.1	Stock Purchase Agreement by and among Cool Holdings, Inc., Simply Mac, Inc. and GameStop Corp., dated as of May 9, 2019 (7)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (+)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (+)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (+)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed on January 30, 2004.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 14, 2010.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 26, 2017.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 11, 2017.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 12, 2018.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 14, 2018.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 9, 2019.
(+)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cool Holdings, Inc.

Date: August 14, 2019	By:	/s/ Reinier Voigt
Reinier Voigt
Chief Executive Officer

Date: August 14, 2019	By:	/s/ Vernon A. LoForti
Vernon A. LoForti
Chief Financial Officer