Form 10-Q
period 2019-09-30
Cool Holdings, Inc.
filed 2019-11-19
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

(858) 373-1675

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	AWSM	OTC Markets Group Inc.

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

As of November 14, 2019, the Registrant had 25,740,746 shares outstanding of its $0.001 par value common stock.

Cool Holdings, Inc.

FORM 10-Q

For quarterly period ended September 30, 2019

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cool Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$7,057	$5,378	$17,211	$15,682
Cost of sales	5,087	4,153	12,695	12,366
Gross profit	1,970	1,225	4,516	3,316
Selling, general and administrative expenses	3,903	4,108	13,860	11,217
Operating loss	(1,933)	(2,883)	(9,344)	(7,901)
Other income (expense):
Interest	(1,479)	(506)	(3,166)	(1,078)
Other income (expense), net	94	509	(77)	991
Loss from continuing operations before provision for income taxes	(3,318)	(2,880)	(12,587)	(7,988)
Provision for income taxes	—	(220)	(1)	(220)
Loss from continuing operations	(3,318)	(3,100)	(12,588)	(8,208)
Loss from discontinued operations	(6)	(631)	(9)	(1,233)
Net loss	$(3,324)	$(3,731)	$(12,597)	$(9,441)
Loss per share (basic and diluted):
Continuing operations	$(0.37)	$(0.59)	$(1.48)	$(2.82)
Discontinued operations	(0.00)	(0.12)	(0.00)	(0.42)
Total	$(0.37)	$(0.71)	$(1.48)	$(3.24)
Basic and diluted weighted-average number of common shares outstanding	8,949	5,270	8,506	2,909
Comprehensive loss:
Net loss	$(3,324)	$(3,731)	$(12,597)	$(9,441)
Foreign currency translation adjustments	34	—	—	(788)
Comprehensive loss	$(3,290)	$(3,731)	$(12,597)	$(10,229)

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cool Holdings, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,149	$1,281
Restricted cash	1,196	2,012
Trade accounts receivable, net of allowance for doubtful accounts of $168 and $73, respectively	2,206	2,287
Other accounts receivable	1,330	1,262
Inventory	9,493	3,623
Prepaid assets	988	314
Current assets of discontinued operations	524	788
Total current assets	16,886	11,567
Property and equipment, net	1,398	1,009
Operating lease right-of-use assets	7,279	—
Goodwill	984	—
Intangibles, net	2,783	883
Other assets	241	232
Total assets	$29,571	$13,691
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,053	$5,013
Accrued expenses and other current liabilities	6,784	1,555
Notes payable	16,544	4,464
Derivative liability	4,091	—
Current liabilities of discontinued operations	1,832	2,543
Total current liabilities	33,304	13,575
Long-term liabilities:
Notes payable	2,715	2,873
Operating lease liabilities	5,055	—
Total liabilities	41,074	16,448
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000 shares authorized; 25 and 322 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 9,246 and 7,793 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.	9	8
Additional paid-in capital common stock	39,153	35,303
Accumulated other comprehensive loss	(1,011)	(1,011)
Accumulated deficit	(49,654)	(37,057)
Total stockholders’ deficit	(11,503)	(2,757)
Total liabilities and stockholders’ deficit	$29,571	$13,691

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cool Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Amounts in thousands)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, December 31, 2018	322	$—	7,793	$8	$35,303	$(1,011)	$(37,057)	$(2,757)
Debt exchange	—	—	93	—	173	—	—	173
Warrant exercises	—	—	382	—	1,154			1,154
Foreign currency translation	—	—	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	—	(3,659)	(3,659)
Balance, March 31, 2019	322	—	8,268	8	36,630	(1,046)	(40,716)	(5,124)
Stock-based compensation	—	—	681	1	1,749	—	—	1,750
Issuance of warrants and beneficial conversion feature with convertible debt	—	—	—	—	750	—	—	750
Foreign currency translation	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(5,614)	(5,614)
Balance, June 30, 2019	322	—	8,949	9	39,129	(1,045)	(46,330)	(8,237)
Stock-based compensation	—	—	—	—	24	—	—	24
Issuance of warrants and beneficial conversion feature with convertible debt	—	—	—	—	—	—	—	—
Conversion of preferred stock to common stock	(297)	—	297	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	34	—	34
Net loss	—	—	—	—	—	—	(3,324)	(3,324)
Balance, September 30, 2019	25	$—	9,246	$9	$39,153	$(1,011)	$(49,654)	$(11,503)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, December 31, 2017	4,408	$—	5,781	$1	$7,578	$(129)	$(9,786)	$(2,336)
Exchange of shares in connection with reverse merger	(3,644)	—	(3,994)	2	6,181	—	—	6,183
Sale of common stock	—	—	175	—	1,750	—	—	1,750
Foreign currency translation	—	—	—	—	—	(132)	—	(132)
Net loss	—	—	—	—	—	—	(2,766)	(2,766)
Balance, March 31, 2018	764	—	1,962	3	15,509	(261)	(12,552)	2,699
Stock-based compensation	—	—	42	—	200	—	—	200
Sale of common and preferred stock	298	1	885	—	3,584	—	—	3,585
Conversion of preferred stock to common stock	(404)	—	404	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	(656)	—	(656)
Net loss	—	—	—	—	—	—	(2,944)	(2,944)
Balance, June 30, 2018	658	1	3,293	3	19,293	(917)	(15,496)	2,884
3(a)(9) debt exchange	—	—	3,110	3	11,442	—	—	11,445
Unitron option exercise	—	—	625	1	1,790	—	—	1,791
4(a)(2) debt exchange	—	—	290	1	1,023	—	—	1,024
Conversion of preferred stock to common stock	(220)	(1)	220	—	—	—	—	(1)
Exercise of common stock warrants	—	—	81	—	—	—	—	—
Equity grant	—	—	59	—	260	—	—	260
Foreign currency translation	—	—	—	—	—	(63)	—	(63)
Net loss	—	—	—	—	—	—	(3,731)	(3,731)
Balance, September 30, 2018	438	$—	7,678	$8	$33,808	$(980)	$(19,227)	$13,609

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cool Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(12,597)	$(9,441)
Less: loss from discontinued operations	(9)	(1,233)
Loss from continuing operations	(12,588)	(8,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	565	332
Accretion of debt discount	2,133	461
Amortization of operating lease right-of-use assets	942	—
Provision for bad debts	9	58
Stock-based compensation	1,773	270
Loss on debt conversion	9	—
Provision for obsolete inventory	37	235
Mark-to-market of investment security	—	(9)
Loss (gain) on derivative liability	(277)	—
(Increase) decrease in:
Trade accounts receivable	1,675	5,785
Other accounts receivable	(68)	2,578
Inventory	2,304	(533)
Prepaid assets	(310)	315
Other assets	12	251
(Decrease) increase in:
Accounts payable	(1,356)	(8,005)
Accrued expenses	2,022	(120)
Operating lease liabilities	(882)	—
Net cash used in continuing operating activities	(4,000)	(6,590)
Net cash provided by (used in) discontinued operating activities	(457)	3,979
Net cash used in operating activities	(4,457)	(2,611)
Cash flows from investing activities:
Purchase of property and equipment	(24)	(424)
Purchase of investment securities	—	(355)
Cash acquired in reverse merger with Cooltech	23	1,264
Acquisition of Cooltech Canada, net of cash acquired	—	21
Acquisition of Unitron assets, net of cash acquired	—	(1,432)
Acquisition of Simply Mac, net of cash acquired	(4,694)	—
Net cash used in investing activities	(4,695)	(926)
Cash flows from financing activities:
Proceeds from issuance of notes payable, net of debt issuance costs	7,861	3,255
Payment of notes payable	(811)	(2,014)
Subscriptions payable	—	1,220
Sale of common stock, net of offering costs	—	3,585
Proceeds from warrant exercises	1,154	—
Net cash provided by financing activities	8,204	6,046
Effect of exchange rate changes on cash	—	(851)
Net decrease in cash and cash equivalents	(948)	1,658
Cash, cash equivalents and restricted cash, beginning of period	3,293	1,354
Cash, cash equivalents and restricted cash, end of period	$2,345	$3,012
Cash paid for interest	$341	$144
Cash paid for income taxes	$—	$—

Non-cash financing activities:
Conversion of accounts payable to equity	$164	$—
Record operating lease right-of-use assets and operating lease liabilities	$4,642	$—

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cool Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

September 30, 2019

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

During the fourth quarter of 2018, the Company completed the closure of the verykool business segment that had been the legacy business of InfoSonics prior to the Merger.  The historical results of the verykool segment are reported as discontinued operations in the unaudited financial statements for all periods from the merger through September 30, 2019.

On September 25, 2019, the Company completed the acquisition of Simply Mac, Inc. (“Simply Mac”) in a stock transaction, after which Simply Mac became a wholly-owned subsidiary of the Company (see Note 21).  Consequently, the results of Simply Mac for the period subsequent to the acquisition are included in the Company’s September 30, 2019 consolidated financial statements.  Simply Mac operates on a 52-53 fiscal year ending on the Saturday closest to January 31st.  Simply Mac’s fiscal September ended on October 5, 2019, and its results for the period from September 26th through October 5th are consolidated into the Company’s financial statements.

The Company’s consolidated financial statements include assets, liabilities and operating results of its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, these unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to fairly present the Company’s financial condition as of September 30, 2019, and the results of operations, financial position and cash flows for all periods presented. The results reported in these consolidated financial statements for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full fiscal year of 2019 or for any future period.

At September 30, 2019, six of the Company’s sixteen OneClick retail stores were located in Argentina. The inflation rate in Argentina increased dramatically in the latter part of 2017 and the first quarter of 2018.  On May 16, 2018, the Center for Audit Quality in the United States categorized Argentina as an economy with a projected three-year cumulative inflation rate greater than 100%.  As a consequence, beginning July 1, 2018, the Company has transitioned its Argentine operations to “highly inflationary” status which requires the Company to record foreign exchange gains or losses in the Argentine peso through its income statement rather than through the other comprehensive loss account on its balance sheet.

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

NOTE 3. Stock-Based Compensation

The Company’s 2015 Equity Incentive Plan (“2015 Plan”) was approved by our stockholders. The 2015 Plan is an omnibus plan that allows for grants of stock options, stock appreciation rights, stock awards, restricted stock, stock units and performance units.  As of September 30, 2019, options to purchase 2,000 shares were outstanding under the 2015 Plan and 5,000 shares were available for future grant.

The Company’s stock options typically vest on an annual or a monthly basis. Stock options generally are exercisable for up to seven years after grant, subject to continued employment or service. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. Such amount may change as a result of additional grants, forfeitures, modifications in assumptions and other factors. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. During the three and nine months ended September 30, 2019 and 2018, the Company recorded no compensation expense related to options previously granted. Under current U.S. federal tax law, the Company receives a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference that results in a deferred tax asset and a corresponding deferred tax benefit in our consolidated statements of operations.

During the three and nine months ended September 30, 2019 and 2018, the Company did not grant any stock options. As of September 30, 2019, because all outstanding stock options were fully vested, there was no unrecognized compensation expense.

As of September 30, 2019, the 2,000 fully-vested and exercisable stock options then outstanding had a weighted average exercise price of $34.54 per share and a weighted average remaining contractual life of 2.63 years.

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

During the quarter ended June 30, 2019, the Company made stock grants to directors and employees aggregating 600,000 shares valued at $1,560,000.  In addition, restricted stock grants on 100,000 shares valued at $260,000 were made to employees with annual vesting over 2 years from the date of grant.  Also in June 2019, in connection with the Company’s termination of its then chief financial officer, the Company accelerated the vesting on 26,667 restricted shares valued at $69,000 and paid a portion of his severance using 53,571 shares valued at $108,000.  Total stock-based compensation expense during the quarters ended June 30, 2019 and September 30, 2019 amounted to $1,750,000 and $24,000, respectively.

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

Common shares from the potential exercise of certain options and warrants are excluded from the computation of diluted earnings (loss) per share if their exercise prices are greater than the Company’s average stock price for the period. For the three and nine-month periods ended September 30, 2019, the number of such shares excluded was 5,691,000 and 5,598,000, respectively.  For both the three and nine-month periods ended September 30, 2018, the number of such shares excluded was 164,000.  For the three and nine‑month periods ended September 30, 2019, the number of in-the-money warrants and preferred shares excluded from the computation of net loss per share because their inclusion would have been anti-dilutive amounted to 25,000 and 118,000, respectively.  For both the three and nine-month periods ended September 30, 2018, the number of in-the-money warrants and preferred shares excluded from the computation of net loss per share amounted to 5,021,000.

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2014 through 2018 remain open to examination or re-examination. As of September 30, 2019, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

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

NOTE 6. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists primarily of consumer electronics and accessories. The Company writes down its inventory to net realizable value when it is estimated to be slow-moving or obsolete. As of September 30, 2019 and December 31, 2018, inventory was net of write-downs of $387,000 and $351,000, respectively.

NOTE 7. Property and Equipment

Property and equipment are primarily located in the United States, Argentina and the Dominican Republic and consisted of the following as of the dates presented (in thousands):

	September 30, 2019 (unaudited)	December 31, 2018
Vehicles	$48	$48
Machinery and equipment	273	146
Furniture and fixtures	343	122
Leasehold improvements	1,513	1,100
Subtotal	2,177	1,416
Less accumulated depreciation	(779)	(407)
Total	$1,398	$1,009

Depreciation and amortization expense of property and equipment for the three and nine months ended September 30, 2019 was $140,000 and $374,000, respectively.  Depreciation and amortization expense for the three and nine months ended September 30, 2018 was $51,000 and $140,000, respectively.

NOTE 8. Intangible Assets

The Company’s definite-lived intangible assets arose from the acquisition of OneClick.  These assets and related accumulated amortization consisted of the following as of the dates presented (in thousands):

	September 30, 2019 (unaudited)	December 31, 2018
Tradenames - OneClick	$938	$938
Tradenames - Simply Mac	2,092	—
Covenants Not To Compete	258	258
Domain Name	2	2
Subtotal	3,290	1,198
Less accumulated amortization	(507)	(315)
Total	$2,783	$883

Amortization expense for the three and nine months ended September 30, 2019 amounted to $65,000 and $191,000, respectively.  Amortization expense for the three and nine months ended September 30, 2018 amounted to $63,000 and $189,000, respectively.  The OneClick trade name is being amortized over 60 months and the covenants not to compete are being amortized over 48 months.  Amortization expense for these two assets for the years ending December 31, 2019 (remaining 3 months) through 2022 will be $63,000, $252,000, $236,000 and $143,000.  The Simply Mac trade name is being amortized over 15 years at the rate of $139,000 per year.

NOTE 9. Accrued Expenses and Other Current Liabilities

As of September 30, 2019 and December 31, 2018, accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2019 (unaudited)	December 31, 2018
Accrued compensation (wages, benefits, severance, vacation)	$1,526	$697
Customer deposits and overpayments	113	31
Accrued product costs	177	—
Accrued interest	944	170
Accrued taxes	93	406
Deferred revenue	242	—
Current portion of operating lease liabilities	2,300	—
Other accruals	1,389	251
Total	$6,784	$1,555

NOTE 10. Notes Payable

Notes payable consisted of the following as of the dates presented (in thousands):

	September 30, 2019 (unaudited)	December 31, 2018
8% secured promissory notes due August 2018	$—	$250
0% convertible notes due January 2021	275	275
4% promissory note due April 2021	704	847
0% promissory note due April 2019	—	418
8% promissory note due March 2021	2,107	2,107
12% convertible notes due October 2019	4,000	4,000
12% convertible notes due November 2019	1,220	1,220
12% convertible notes due May 2020	3,500	—
12% convertible notes due July 2020	350	—
12% convertible notes due August 2020	350	—
12% convertible notes due September 2020	3,851	—
12% secured promissory note due September 2020	7,858	—
Total face amount	24,215	9,117
Unamortized discount	(4,956)	(1,780)
Total carrying value	19,259	7,337
Amount classified as current	16,544	4,464
Amount classified as long-term	$2,715	$2,873

In August 2017, the Company issued a $250,000 secured promissory note with a 1-year term bearing interest at 8%.  The $250,000 note was not paid upon maturity, and went into default.  Upon agreement with the holder, the note was paid in full, including additional default interest on February 14, 2019.

In January 2018, the Company issued an aggregate of $1,000,000 of 3-year 0% convertible notes and warrants.  The notes are convertible into an aggregate of 570,287 shares of common stock of the Company and the warrants are exercisable for 570,287 shares of common stock of the Company at an exercise price of $9.15 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants, and the conversion feature, which was determined to be a Beneficial Conversion Feature, was recorded at fair value based on the difference between the closing market price of the Company’s stock on the date of the transaction and the implied conversion price in the fair value of the debt.  The valuation assumed a 105% volatility rate of the Company’s common stock, a risk-free interest rate of 2.20% and a credit spread of 7.70%.  The warrants were assigned a value of $127,000 and the conversion feature was assigned a value of $144,000.  The remaining value of $729,000 was assigned to the debt.  The aggregate discount of $271,000 is being amortized to interest expense over the 3-year life of the notes on a straight-line basis.  In connection with the debt exchange on August 15, 2018, holders of an aggregate principal amount of $725,000 of the notes converted their notes to common stock, leaving a principal balance of $275,000 outstanding.  The unamortized discount related to the converted notes amounted to $163,000, which amount was recorded as accretion expense in the period.  Accretion of the discount for the three and nine months ended September 30, 2019 amounted to $6,000 and $18,000, respectively.

In April 2018, the Company issued a $1,000,000 installment note bearing interest at 4.02% per annum due April 30, 2021.  The principal balance outstanding on the note at September 30, 2019 was $704,000.  The note specifies varying monthly payments of principal and interest with annual principal payments of $305,000, $359,000 and $183,000 in 2019 through 2021.

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

In October 2018, the Company issued an aggregate of $4,000,000 of 1-year 12% convertible notes and warrants. The notes are convertible at the option of the holder after six months from the date of issuance into an aggregate of 941,181 shares of common stock of the Company and the warrants are exercisable for 470,592 shares of common stock of the Company at an exercise price of $4.25 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants, and the conversion feature, which was determined to be a Beneficial Conversion Feature, was recorded at fair value based on the difference between the closing market price of the Company’s stock on the date of the transaction and the implied conversion price in the fair value of the debt.  The valuation assumed a 90% volatility rate of the Company’s common stock, a 25% discount on the value of the underlying stock due to trading restrictions, and a risk-free interest rate of 2.47%.  The warrants were assigned a value of $769,000 and the conversion feature was assigned a value of $1,173,000.  The remaining value of $2,058,000 was assigned to the debt.  The aggregate discount of $1,942,000 is being amortized to interest expense over the 1-year life of the notes on a straight-line basis, which approximates the effective interest method.  Accretion of the discount for the three and nine months ended September 30, 2019 amounted to $485,000 and $1,456,000, respectively.

In November 2018, the Company issued an aggregate of $1,220,000 of 1-year 12% convertible notes and warrants. The notes are convertible at the option of the holder after six months from the date of issuance into an aggregate of 277,274 shares of common stock of the Company and the warrants are exercisable for 138,638 shares of common stock of the Company at an exercise price of $4.40 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants.  The conversion feature was not assigned any value as the implied conversion price in the fair value of the debt was higher than the closing market price of the Company’s stock on the date of the transaction.  The valuation assumed a 90% volatility rate of the Company’s common stock, a 25% discount on the value of the underlying stock due to trading restrictions, and a risk-free interest rate of 2.52%.  The warrants were assigned a value of $118,000 and the remaining value of $1,102,000 was assigned to the debt.  The discount of $118,000 is being amortized to interest expense over the 1‑year life of the notes on a straight-line basis.  Accretion of the discount for the three and nine months ended September 30, 2019 amounted to $29,000 and $88,000, respectively.

In May 2019, the Company issued an aggregate of $3,500,000 of 1-year 12% convertible notes and warrants. The notes are convertible at the option of the holder after six months from the date of issuance into an aggregate of 1,258,996 shares of common stock of the Company and the warrants are exercisable for 629,500 shares of common stock of the Company at an exercise price of $2.72 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants, and the conversion feature, which was determined to be a Beneficial Conversion Feature, was recorded at fair value based on the difference between the closing market price of the Company’s stock on the date of the transaction and the implied conversion price in the fair value of the debt.  The valuation assumed a 105% volatility rate of the Company’s common stock, a 30% discount on the value of the underlying stock due to trading restrictions, and a risk-free interest rate of 2.33%.  The warrants were assigned a value of $507,000 and the conversion feature was assigned a value of $243,000.  In addition, the Company incurred fundraising costs of $190,000, which were recorded as an additional discount.  The remaining value of $2,750,000 was assigned to the debt.  The aggregate discount of $940,000 is being amortized to interest expense over the 1-year life of the notes on a straight-line basis, which approximates the effective interest method.  Accretion of the discount for the three and nine months ended September 30, 2019 amounted to $235,000 and $352,000, respectively.

In July, August and September 2019, the Company issued a number of tranches of 1-year 12% convertible notes and warrants with an aggregate principal amount of $4,551,000.  The notes and warrants are convertible/exercisable at the option of the holders into the Company’s shares of common stock at any time during their respective exercisability period commencing on the date the Company obtains shareholder or other required regulatory approvals to permit the conversion of the notes (the “Approval Date”). The funds raised from the issuance of these notes were used to finance the acquisition of Simply Mac.  At the time of issuance of the notes, both the note conversion prices and the warrant exercise prices were structured to be a discount to the current market price of the Company’s stock, certain notes at a 20% discount to the 5-day closing average price and others at a 30% discount to the 2-day volume weighted average price.  However, in order to issue the convertible notes and warrants below market, shareholder approval was required according to Nasdaq rules to which the Company was subject at the time.  Consequently, the trigger date for the conversion and warrant pricing was set as the Approval Date.  In accordance with ASC 815, the conversion options embedded in the respective notes meet the criteria of a derivative instrument liability and are bifurcated from the host debt contract. Similarly, the warrants meet the criteria of a freestanding derivative instrument liability. Accordingly, the notes and warrants are recorded at fair value as of the respective issuance dates and marked-to-market at subsequent reporting dates with the changes recorded as gains or losses.  Based on facts and circumstances as of the respective measurement dates, a Monte-Carlo simulation, a continuous stochastic-process of randomly generating values for uncertain variables, was utilized in determining the fair value of the notes and warrants.  This valuation methodology provides the ability and flexibility of capturing the variability and uncertainty underlying the instruments’ unique conditions, features, and terms.  The valuations assumed a 70% expected annualized equity volatility rate of the Company’s common stock.  Determination of this rate began with the full-observed historical volatility of the stock dating back to March 2018, immediately following the announcement of completion of the Cooltech merger and related stock split.  It was noted that the Company did not have any exchange-traded options since the merger from which to obtain an implied volatility.  Certain adjustments were then applied to the full-observed historical volatility in the form of excluding the effects of the Company’s extraordinarily-significant announcements and events during such period and capturing market participants’ views of pricing convertible notes (compared to own non-convertible debt with similar maturity or publicly-traded comparable debt issuances) and illiquid shares and warrants. Considering the utilization of unobservable inputs, as defined by ASC 820, the fair value of the notes and warrants as of the respective issuance dates and at September 30, 2019 are level 3 measurements.  As a result of the valuation methodology, the conversion feature was assigned a value of $2,471,000 and the warrants were assigned a value of $1,897,000.  The remaining value of $182,000 was assigned to the debt.  The aggregate discount of $4,368,000 is being amortized to interest expense over the 1-year life of the notes on a straight-line basis, which approximates the effective interest method.  Accretion of the discount for the three months ended September 30, 2019 amounted to $217,000.  As noted above, the $4,368,000 discount was recorded as a derivative liability on the Company’s balance sheet, which amount was marked-to-market at September 30, 2019.  At that date, the fair market value of the derivative liability amounted to $4,091,000, which represented a $277,000 decrease in the liability that was recorded as other income in the Company’s financial statements.

On September 25, 2019, in connection with the Company’s acquisition of Simply Mac from GameStop Corp. (“GameStop”), the Company issued a 12% secured promissory note to GameStop in the amount of $7,858,000 representing a portion of the purchase price for Simply Mac.  The principal of the note is due in four equal installments on each 3-month anniversary of the note, with accrued interest payable on each installment date.  In addition, in the event that after the payment of any installment, the remaining principal balance of the note is greater than 65% of the value of Simply Mac’s inventory, then an additional payment will be required to reduce the principal balance down to the 65% level.  The note is secured by the inventory, receivables and other financial assets of the Company and all of its wholly-owned subsidiaries, and contains other restrictive covenants.

Interest expense for notes payable for the three and nine months ended September 30, 2019 amounted to $1,331,000 and $2,959,000,000, respectively.  Interest expense for notes payable for the three and nine months ended September 30, 2018 amounted to $506,000 and $1,028,000, respectively.

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

On September 30, 2019, the holder of 297,000 shares of preferred stock converted the shares into an equal number of shares of common stock.

NOTE 12. Related Party Transactions

During the three and nine months ended September 30, 2019 and 2018, the Company was engaged in non-arm’s length transactions with Smash Technologies, LLC (“Smash”), a reseller of accessories controlled by a family member of the Company’s CEO who was terminated on June 5, 2019. The Company purchased products from Smash in the normal course of business, which purchases were measured at the exchange amount. During the nine months ended September 30, 2019, product purchases from Smash amounted to $0, and $82,000, respectively.  During the three and nine months ended September 30, 2018, product purchases from Smash amounted to $74,000 and $272,000, respectively.  There are no long-term arrangements with Smash, and, subsequent to June 5, 2019 it is no longer considered a related party.

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

Operating lease expense for the three and nine months ended September 30, 2019 amounted to $387,000 and $1,078,000, respectively.

Supplemental lease information as of September 30, 2019 is as follows ($ in thousands):

Operating right of use assets	$7,279
Current operating lease liabilities	$2,300
Long-term operating lease liabilities	$5,055
Weighted-average remaining lease term in years	4.68
Weighted-average discount rate	12%

As of September 30, 2019, maturities of lease liabilities are as follows (in thousands):

Years Ending December 31,
2019 (remaining three months)	$765
2020	2,909
2021	2,123
2022	1,222
2023	939
Thereafter	1,387
Total lease payments	9,345
Less: interest	1,990
Total	7,355
Less: current portion	2,300
Long-term portion	$5,055

As of September 30, 2019, the Company had no material operating leases that had not yet commenced.

Issued (Not adopted yet):

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The purpose of this ASU is to reduce the cost and complexity of evaluating goodwill for impairment. It eliminates the need for entities to calculate the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under this ASU, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, however, we have chosen not to do so. The amendment will not have a material impact on our consolidated financial condition or results of operations.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which removes, adds and modifies certain disclosure requirements for fair value measurements in Topic 820. ASU 2018-13 removes the following disclosure requirements: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and (ii) the entity’s valuation processes for Level 3 fair value measurements. ASU 2018-13 adds the following disclosure requirements: (i) provide information about the measurement uncertainty of Level 3 fair value measurements as of the reporting date rather than a point in the future, (ii) disclose changes in unrealized gains and losses related to Level 3 measurements for the period included in other comprehensive income, and (iii) disclose for Level 3 measurements the range and weighted average of the significant unobservable inputs and the way it is calculated. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. We do not expect the adoption of this pronouncement to have a material impact on our consolidated financial statements other than additional disclosure requirements.

Other Accounting Standards Updates not effective until after September 30, 2019 are not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 14.  Segments

The tables below (in thousands) reflect the operating results of the Company’s segments for the reported periods, consistent with the management and measurement system utilized within the Company.  The three segments include (1) the Company’s OneClick retail stores, (2) its Simply Mac retail stores and (3) its Cooltech Distribution business. Performance measurement of each segment is based on sales, gross profit and operating income (loss).  Simply Mac is a new segment that was added effective with the Company’s September 25, 2019 acquisition of Simply Mac.  Total assets of the Simply Mac segment at September 30, 2019 were $18,255,000, which amount included $984,000 of goodwill. The segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Operating Decision Maker (“CODM”) in determining how to allocate Company resources and evaluate performance.  The CODM is a group of Company executives who comprise the management committee, consisting of the Company’s Chief Executive Officer and its Chief Financial Officer.

	OneClick Retail Stores	Simply Mac Retail Stores	Cooltech Distribution	Total Segments
Three months ended September 30, 2019:
Net sales	$4,681	$1,924	$452	$7,057
Gross profit	$1,241	$677	$52	$1,970
Operating loss	$(303)	$(247)	$(225)	$(775)

Three months ended September 30, 2018:
Net sales	$3,685	$—	$1,693	$5,378
Gross profit	$1,088	$—	$137	$1,225
Operating loss	$(496)	$—	$(364)	$(860)

Reconciliation of Operating Loss to Cool Holdings as Reported:
	Three Months Ended
	September 30,
	2019	2018
Operating loss:
Total reportable segments	$(775)	$(860)
Unallocated expenses	(1,158)	(2,023)
Total consolidated operating loss	$(1,933)	$(2,883)

	OneClick Retail Stores	Simply Mac Retail Stores	Cooltech Distribution	Total Segments
Nine months ended September 30, 2019:
Net sales	$13,380	$1,924	$1,907	$17,211
Gross profit	$3,794	$677	$45	$4,516
Operating loss	$(1,678)	$(247)	$(922)	$(2,847)

Nine months ended September 30, 2018:
Net sales	$9,329	$—	$6,353	$15,682
Gross profit	$2,738	$—	$578	$3,316
Operating loss	$(2,505)	$—	$(952)	$(3,457)

Reconciliation of Operating Loss to Cool Holdings as Reported:
	Nine Months Ended
	September 30,
	2019	2018
Operating loss:
Total reportable segments	$(2,847)	$(3,457)
Unallocated expenses	(6,497)	(4,444)
Total consolidated operating loss	$(9,344)	$(7,901)

NOTE 15. Geographic Information

Long-lived assets are principally located in Company facilities in the United States, Argentina and the Dominican Republic. The unaudited net sales by geographical area for the three and six months ended June 30, 2019 and 2018 were (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Central America	$—	$153	$27	$573
South America	1,874	1,941	6,045	6,116
Caribbean	1,083	1,166	2,982	2,729
United States	4,100	2,118	8,157	6,264
Total	$7,057	$5,378	$17,211	$15,682

NOTE 16. Commitments and Contingencies

The Company has in the past and may in the future become involved in certain legal proceedings and claims which arise in the normal course of business.  As of the filing date of this report, the Company did not have any significant litigation outstanding.

NOTE 17. Fair Value of Financial Instruments

The Company maximizes the use of observable inputs and minimizes the use of unobservable inputs when developing fair value measurements. When available, the Company uses quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters. If market observable inputs for model-based valuation techniques are not available, the Company makes judgments about assumptions market participants would use in estimating the fair value of the financial instrument. Carrying values of cash, cash equivalents, restricted cash, trade and other accounts receivable, prepaid assets, accounts payable, accrued expenses and other current liabilities and short‑term notes payable approximate their fair values due to the short-term nature and liquidity of these financial instruments.  The Company estimates that the fair value of its long-term debt approximates its carrying value based on significant level 2 observable inputs. During the three and nine months ended September 30, 2019 and 2018, the Company did not record any material nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

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

NOTE 21.  Acquisition of Simply Mac

The Company has long had a stated goal of growing its chain of Apple reseller stores both through organic opening of new stores and through acquisition.  This would enable the Company to leverage its leadership structure and support services with a goal of achieving positive cash flow and earnings.  To this end, on May 9, 2019, the Company, Simply Mac and GameStop (the “Seller”) entered into a stock purchase agreement, as amended on September 20, 2019 (the “Stock Purchase Agreement”), pursuant to which the Company would purchase from the Seller all of the issued and outstanding shares of capital stock of Simply Mac (the “Stock Purchase”).

On September 25, 2019, the Stock Purchase closed and Simply Mac became a wholly-owned subsidiary of the Company. Aggregate consideration for the Stock Purchase amounted to $12,552,000 which consisted of cash consideration of $4,694,000 and a 12% secured promissory note of $7,858,000.  The Company accounted for the Stock Purchase in accordance with the guidance of ASC 805 on business combinations using the acquisition method.  The Company made a preliminary allocation of the purchase price based on its assessment of the acquisition-date fair value of the net assets acquired in the transaction as set forth in the table below (in thousands). The estimated fair value of assets acquired and liabilities assumed are considered preliminary and are based on the most recent information available.  The provisional measurements of fair value are subject to change pending completion of the valuation and related analysis, which will be as soon as practicable, but no later than one year from the acquisition date.  In assessing the fair value, the Company did not assume any synergies from combining with Simply Mac, and used the relief-from-royalty method to determine the fair value of the Simply Mac trademark and tradename.  Because the purchase of Simply Mac was a stock purchase, none of the implied goodwill of $984,000 is deductible for tax purposes.

Cash	$1
Accounts receivable	1,604
Inventory	8,211
Other current assets	362
Fixed assets	739
Right-of-use leased assets	3,414
Goodwill	984
Intangibles	2,092
Other assets	44
Accounts payable	(561)
Lease liability	(3,430)
Accrued liabilities	(908)
Total	$12,552

For the period from September 25, 2019, the date of acquisition, through September 30, 2019, net sales and operating loss from Simply Mac included in the Company’s consolidated statement of operations for both the three and nine months ended September 30, 2019 amounted to $1,924,000 and $247,000, respectively.  On an unaudited pro forma basis, if the acquisition had occurred on January 1, 2018, the Company’s combined net sales and net loss from continuing operations for the year ended December 31, 2018 would have been $114,400,000 and $25,371,000, respectively, and for the nine months ended September 30, 2019 would have been $69,704,000 and $16,069,000, respectively.

NOTE 22.  Subsequent Events

During October 2019, excluding the GameStop note, the Company made an offer to holders of substantially all of its debt to convert the outstanding principal and accrued interest of the notes into shares of the Company’s common stock at a price of $0.51 per share.  As of November 18, 2019, holders of convertible and other promissory notes with an aggregate principal amount of $8,289,000 agreed to convert.  The conversion agreements also provided that any outstanding warrants issued with the original notes would be adjusted to an equivalent number of shares received from the conversion of the principal amount of the debt and that the exercise price of the warrants would be adjusted to $0.51.  In cases where no warrants were either issued with the notes or remained outstanding, holders who converted their notes received a new 3-year warrant on an equal number of shares received from the conversion of the principal amount of the debt at an exercise price of $0.51 per share.

October 28, 2019, the Company and Simply Mac entered into an agreement (the “Sponsorship Agreement”) with Torque Esports Corp. (“Torque”) and Ideas & Cars Ltd. (“Ideas & Cars”), a subsidiary of Torque.  Pursuant to the terms of the Sponsorship Agreement, Simply Mac is the sole and exclusive supplier of Apple products to Ideas & Cars until December 31, 2022, and is also now a sponsor for the “America’s Fastest Gamer” event produced by Ideas & Cars.  Ideas & Cars is committed to purchasing a minimum of $600,000 in Apple products from Simply Mac as follows: $150,000 worth of Apple product during the 2020 calendar year, less any amount of products purchased during the 2019 calendar year; $200,000 worth of Apple product during the 2021 calendar year; and $250,000 worth of Apple product during the 2022 calendar year (collectively, the “Apple Purchases”). In consideration for the Apple Purchases and featuring Simply Mac in its multimedia content, including a television show, either Simply Mac or its parent company, the Company, shall pay to Torque an amount of $2,550,000 in cash or Equity Securities of the Company, in the Company’s sole discretion, as follows: $150,000 within 60 days of entering into the Sponsorship Agreement; $600,000 in four equal installments during the 2020 calendar year; $800,000 in four equal installments during the 2021 calendar year; and $1,000,000 in four equal installments during the 2022 calendar year.  The Sponsorship Agreement is terminable for convenience by either the Company or Torque upon written notice to the other party at least 10 days prior to the end of each calendar quarter, with such termination effective as of the last day of such calendar quarter in which the notice is delivered.

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

This report contains “forward-looking statements,” including, without limitation, statements about trading of our securities on the Over-the-Counter market, sales levels, cost reductions, operating efficiencies, currency-related matters, profitability and adequacy of working capital, which are based on, among other things, current management knowledge and expectations and involve certain risks and uncertainties. These risks and uncertainties, in whole or in part, could cause expectations to fail to be achieved and could have a material adverse effect on our business, financial condition and results of operations, and include, without limitation: (1) our ability to have access to adequate capital to fund both operations and our expansion plans and to service or refinance our remaining outstanding debt; (2) a deterioration in our relationship with Apple that could negatively affect both our supply of products and our ability to conduct business as a licensee; (3) foreign exchange rate fluctuations and/or devaluation of a foreign currency (most notably the Argentine peso) and our ability to effectively hedge for such fluctuations or devaluations, adverse governmental controls or actions, political or economic instability, or disruption of a foreign market, including, without limitation, the imposition, creation, increase or modification of tariffs, taxes, duties, levies and other charges and other related risks of our international operations which could significantly increase selling prices of our products to our customers and end-users and decrease profitability; (4) an interruption or failure of our information systems or subversion of access or other system controls, including private information, may result in a significant loss of business, assets, or competitive information; (5) significant changes in supplier terms and relationships or shortages in product supply; (6) rapid product improvement and technological change resulting in inventory obsolescence; (7) extended general economic downturn in world markets; (8) uncertain political and economic conditions internationally, including terrorist or military actions; (9) the loss of a key executive officer or other key employees and the integration of new employees; (10) our failure to adequately adapt to industry changes and to manage potential growth and/or contractions; and (11) the resolution of any litigation for or against the Company. These forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new or changing information, events or circumstances after the date of this release. We continue to institute changes to our strategies, operations and processes to address risks and uncertainties and to mitigate their impacts on our business, results of operations and financial condition. However, no assurances can be given that we will be successful in these efforts. For a further discussion of significant risk factors to consider, see “Risk Factors” below in this report and in “Item 1A. Risk Factors” of our most recent 2018 Annual Report. In addition, other risks or uncertainties may be detailed from time to time in our future SEC filings.

Business Overview and Strategy

Currently, our business is comprised of 58 retail consumer electronics stores authorized under the Apple® Premier Partner, APR (Apple® Premium Reseller) and AAR MB (Apple® Authorized Reseller Mono-Brand) programs, and Cooltech Distribution, an authorized distributor to our stores and other resellers of Apple® products and other high-profile consumer electronic brands.  At total of 16 of our stores operate under our OneClick® brand and are located in Argentina (6), the Dominican Republic (7), and Florida (3).  The remaining 42 stores operate under our Simply Mac® brand, are located in 18 states across the U.S., and were acquired from GameStop on September 25, 2019 (see Note 21).  Our Cooltech Distribution unit distributes various consumer electronics to resellers, retailers and small and medium-sized businesses in Latin America and the United States.  We market and distribute a variety of mobility, computing, audio/video, and other technology products supplied by Apple and others including laptops, tablets, cell phones, drones, smart watches, gaming consoles, accessories and audio devices.  In addition to our direct relationship with Apple, we have direct relationships with top third-party brands in the Apple retail echo-system including Bose, Belkin, Speck, Tech21 and Thule, among others.  During 2018, we discontinued our verykool® brand of Android-based wireless handsets, tablets and related products the Company sold to carriers, distributors and retailers in Latin America.

We work with Apple to develop our network of OneClick and Simply Mac stores in locations and markets where Apple has limited or no presence.  In our stores, we sell all Apple and Apple-approved products and accessories, including accessories that we source from independent third parties.  We also provide repair service for Apple products using our Apple-certified repair technicians.  Retail customers may book a repair appointment at one of our OneClick stores directly through the Apple website.

Our current strategy is to focus on expansion of our Simply Mac retail stores in North America.  We expect this expansion will come primarily from acquisitions, but also from organic growth through the opening of new stores.  Through the Simply Mac acquisition, we became the largest Apple Premier Partner in North America.

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

Results of Operations

The following tables set forth our condensed consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018, and the change between the periods ($ in thousands):

	For the Three Months Ended September 30,		Change
	2019	2018	$	%
Net sales	$7,057	$5,378	$1,679	31.2%
Cost of sales	5,087	4,153	934	22.5%
Gross profit	1,970	1,225	745	60.8%
Selling, general and administrative expenses	3,903	4,108	(205)	-5.0%
Operating loss	(1,933)	(2,883)	950	-33.0%
Other income (expense):
Interest expense	(1,479)	(506)	(973)	192.3%
Other income (expense), net	94	509	(415)	-81.5%
Loss from continuing operations before provision for income taxes	(3,318)	(2,880)	(438)	15.2%
Provision for income taxes	—	(220)	220	NM
Loss from continuing operations	(3,318)	(3,100)	(218)	7.0%
Loss from discontinued operations	(6)	(631)	625	-99.0%
Net loss	$(3,324)	$(3,731)	$407	-10.9%

	For the Nine Months Ended September 30,		Change
	2019	2018	$	%
Net sales	$17,211	$15,682	$1,529	9.8%
Cost of sales	12,695	12,366	329	2.7%
Gross profit	4,516	3,316	1,200	36.2%
Selling, general and administrative expenses	13,860	11,217	2,643	23.6%
Operating loss	(9,344)	(7,901)	(1,443)	18.3%
Other income (expense):
Interest expense	(3,166)	(1,078)	(2,088)	193.7%
Other income (expense), net	(77)	991	(1,068)	-107.8%
Loss from continuing operations before provision for income taxes	(12,587)	(7,988)	(4,599)	57.6%
Provision for income taxes	(1)	(220)	219	NM
Loss from continuing operations	(12,588)	(8,208)	(4,380)	53.4%
Loss from discontinued operations	(9)	(1,233)	1,224	-99.3%
Net loss	$(12,597)	$(9,441)	$(3,156)	33.4%

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the three months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.1%	77.2%	73.8%	78.9%
Gross profit	27.9%	22.8%	26.2%	21.1%
Selling, general and administrative expenses	55.3%	76.4%	80.5%	71.5%
Operating loss	(27.4%)	(53.6%)	(54.3%)	(50.4%)
Other income (expense):
Interest	(21.0%)	(9.4%)	(18.4%)	(6.9%)
Other income (expense), net	1.3%	9.5%	(0.4%)	6.3%
Loss from continuing operations before provision for income taxes	(47.0%)	(53.6%)	(73.1%)	(50.9%)
Provision for income taxes	0.0%	(4.1%)	(0.0%)	(1.4%)
Loss from continuing operations	(47.0%)	(57.6%)	(73.1%)	(52.3%)
Loss from discontinued operations	(0.1%)	(11.7%)	(0.1%)	(7.9%)
Net loss	(47.1%)	(69.4%)	(73.2%)	(60.2%)

Three months ended September 30, 2019 compared with three months ended September 30, 2018

Net Sales

For the three months ended September 30, 2019, our net sales amounted to $7,057,000, an increase of $1,679,000, or 31%, from $5,378,000 in the same period last year. Sales generated during the quarter by our OneClick stores amounted to $4,681,000, an increase of $996,000, or 27%, from $3,685,000 in the prior year period.  The increase in OneClick sales was primarily attributable to two factors: (1) the August 2018 acquisition of our stores in the Dominican Republic, and (2) the August 2018 opening of our new store in Orlando, Florida.  As a consequence of the inflation and rising prices in Argentina, although sales in Argentine pesos in our stores there rose significantly over the prior year, on an exchange rate adjusted basis, sales in U.S. dollars were only up 4% compared to the prior year period. Post-acquisition sales from our Simply Mac stores contributed $1,924,000 to net sales.  Sales at our Cooltech Distribution unit during the quarter amounted to $452,000, a decline of $1,241,000, or 73%, compared to $1,693,000 in the prior year.  Sales in the prior year included $537,000 of sales to the Dominican Republic, prior to our acquisition in August 2018 of the Dominican Republic stores.  The remainder of the sales decline represents a decreased focus on our distribution business.

Gross Profit and Gross Margin

For the three months ended September 30, 2019, our gross profit amounted to $1,970,000, an increase of $745,000, or 61%, from $1,225,000 in the same period last year. Our gross profit margin for the three months ended September 30, 2019 was 27.9%, substantially higher than 22.8% in the same period last year. The increased gross profit resulted primarily from the addition of the Simply Mac stores, the addition of the new store in Orlando, Florida, as well as improved gross profit in our Dominican Republic stores.  These increases were partially offset by reduced gross profit from the lower distribution sales, as well as lower margins at our Argentina stores.  The improvement in our gross margin percentage also reflects the higher concentration of “retail” sales versus “distribution” sales compared to the prior year period.

Operating Expenses

For the three months ended September 30, 2019, total operating expenses amounted to $3,903,000, a decrease of $205,000, or 5%, from $4,108,000 in the same period last year.  Operating expenses of Simply Mac this quarter amounted to $924,000, which included a one-time expense of approximately $400,000 relating to the audit of their pre-acquisition financial statements. Excluding the Simply Mac operating expenses, other operating expenses of $2,977,000 actually declined by $1,131,000, or 27.5% compared to $4,108,000 in the same period last year.  The decrease was primarily the result of the restructuring of our management team in June 2019, as well as reductions in operating expenses at our distribution business and consulting fees at the parent level.  In addition, we made cuts in operating expenses both in Argentina and at our OneClick Florida stores that resulted in aggregate savings of $205,000.

Other Income (Expense)

Interest expense for the three months ended September 30, 2019 amounted to $1,479,000, an increase of $973,000, or 192%, over $506,000 in the same period last year.  The increase is attributable to the combination of the higher debt level in the current period compared to the prior year and the fact that prior year debt was replaced with new debt bearing higher stated interest rates, as well as convertibility features and attached warrants.  Both beneficial conversion features and warrants resulted in note discounts that are being accreted to interest expense over the term of the debt.  Debt discount accretion in the three months ended September 30, 2019 amounted to $974,000, an increase of $811,000 over $163,000 in the prior year period.

Other income for the three months ended September 30, 2019 of $94,000 was composed primarily of a $277,000 gain on a derivative liability, partially offset by a foreign currency loss from our operations in Argentina.  Other income of $509,000 during the three months ended September 30, 2018 consisted primarily of a $774,000 gain on sale of a patent portfolio by a subsidiary in Canada acquired in June 2018, a $244,000 gain on an insurance settlement, a $34,000 gain on the market value of an investment security and a $537,000 foreign currency loss from our operations in Argentina.

Provision for Income Taxes

Because of our operating losses, our tax provision for the three months ended September 30, 2019 was nil.  Tax expense of $220,000 for the three months ended September 30, 2018 represents taxes in Canada on the patent portfolio gain reported by our Canadian subsidiary that could not be offset by losses in our other operations.

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018

Net Sales

For the nine months ended September 30, 2019, our net sales amounted to $17,211,000, an increase of $1,529,000, or 10%, from $15,682,000 in the same period last year. Sales generated during the period by our OneClick stores amounted to $13,380,000, an increase of $4,051,000, or 43%, from $9,329,000 in the prior year period.  The increase was primarily attributable to two factors: (1) the August 2018 acquisition of our stores in the Dominican Republic, and (2) the August 2018 opening of our new store in Orlando, Florida.  As a consequence of the inflation and rising prices in Argentina, although sales in Argentine pesos in our stores there rose significantly over the prior year, on an exchange rate adjusted basis, sales in U.S. dollars were down slightly compared to the prior year period. Post-acquisition sales from our Simply Mac stores contributed $1,924,000 to net sales during the period. Sales at our Cooltech Distribution unit during the nine-month period amounted to $1,907,000, a decline of $4,446,000, or 70%, compared to $6,353,000 in the prior year period.  Sales in the prior year period included $1,811,000 of sales to the Dominican Republic, prior to our acquisition in August 2018 of the Dominican Republic stores.  The remainder of the sales decline represents a decreased focus on our distribution business.

Gross Profit and Gross Margin

For the nine months ended September 30, 2019, our gross profit amounted to $4,516,000, an increase of $1,200,000, or 36%, from $3,316,000 in the same period last year. Our gross profit margin for the nine months ended September 30, 2019 was 26.2%, substantially higher than 21.1% in the same period last year. The increased gross profit resulted from the addition of the Simply Mac stores and the addition of the Dominican Republic stores and the new store in Orlando, Florida.  These increases were partially offset by reduced gross profit from the lower distribution sales.  The improvement in our gross margin percentage reflects the higher concentration of “retail” sales versus “distribution” sales compared to the prior year period.

Operating Expenses

For the nine months ended September 30, 2019, total operating expenses amounted to $13,860,000, an increase of $2,643,000, or 24%, from $11,217,000 in the same period last year. The increase was comprised primarily of stock-based compensation from stock grants made to directors and officers during the second quarter valued at $1,560,000, plus $832,000 related to severance and other expenses resulting from the restructuring of our management team in June 2019. These increases were partially offset in the third quarter of 2019 by savings resulting from the restructuring of our management team, as well as reductions in operating expenses at our distribution business.  The current year period also included $924,000 of post-acquisition operating expenses of Simply Mac, which included a one-time expense of approximately $400,000 relating to the audit of their pre-acquisition financial statements.  Additional operating expense increases over the prior year period came from our newly acquired stores in the Dominican Republic and Orlando, Florida, and increased legal fees.

Other Income (Expense)

Interest expense for the nine months ended September 30, 2019 amounted to $3,166,000, an increase of $2,088,000, or 194%, over $1,078,000 in the same period last year.  The increase is attributable to the combination of the higher debt level in the current period compared to the prior year and the fact that prior year debt was replaced with new debt bearing higher stated interest rates, as well as convertibility features and attached warrants.  Both beneficial conversion features and warrants resulted in note discounts that are being accreted to interest expense over the term of the debt.  Debt discount accretion in the nine months ended September 30, 2019 amounted to $2,133,000, an increase of $1,672,000 over $461,000 in the prior year period.

For the nine months ended September 30, 2019, other expense of $77,000 was comprised primarily of a $364,000 foreign currency loss from our operations in Argentina, offset by a $277,000 gain on a derivative liability. Other income of $991,000 during the nine months ended September 30, 2018 consisted primarily of a gain of approximately $1.3 million on sale of a patent portfolio by a subsidiary in Canada acquired in June 2018, as well as a $244,000 gain on an insurance settlement.  These items were partially offset by a $537,000 foreign currency loss from our operations in Argentina.  Other income of $113,000 during the nine months ended September 30, 2017 consisted of $387,000 related to a settlement with a supplier that resulted in the forgiveness of an outstanding account payable, partially offset by $274,000 related to a fair value adjustment of a promissory note.

Provision for Income Taxes

Because of our operating losses, our tax provisions for the nine months ended September 30, 2019 was nil.  Tax expense of $220,000 for the nine months ended September 30, 2018 represents taxes in Canada on the patent portfolio gain reported by our Canadian subsidiary that could not be offset by losses in our other operations.

Currency Rate Fluctuations

Changes in the relative values of non-U.S. currencies, most importantly the Argentine peso and the Dominican Republic peso, to the U.S. dollar affect our financial results and financial position. Significantly, as noted above, the designation of Argentina as a highly inflationary economy now requires us to recognize foreign exchange losses in our income statement rather than through the other comprehensive loss account on our balance sheet.  During the nine months ended September 30, 2019, we recorded $364,000 in foreign currency losses in other expense and a loss of $34,000 related to our Dominican Republic operations as an increase to our accumulated other comprehensive loss account, which now has a balance of $1,011,000.

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

Liquidity and Capital Resources

We are in the early stages of executing our strategy.  Because we have not been profitable and do not have a bank line of credit, our primary sources of funding have been the sale of debt and equity securities.  Our ability to execute our strategy depends upon our future operating performance and on the availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. We cannot predict whether additional liquidity from equity or debt financings will be available on acceptable terms, or at all, in the foreseeable future.

We expect this situation will continue until we get adequately funded and are able to transform our network of retail stores, including those recently acquired with the recent Simply Mac acquisition, to a level where we can achieve sustained profitability. Our reliance upon financing is discussed further in Note 2 – “Going Concern Considerations” to our consolidated financial statements.

Recognizing we may not have adequate liquidity from cash generated from business operations for current working capital needs and fully executing our strategy, we will need to access the public or private equity or debt markets for future development of expansions, acquisitions, additional working capital or other liquidity needs, if such financing is available on acceptable terms. We cannot guarantee that such financing will be available to us on acceptable terms or at all.

We continue to work with many of our convertible debt holders to strike an arrangement whereby they would convert their debt into shares of our common stock so that we can reduce or eliminate the requirement to service or refinance that debt and the associated interest expense that burdens our financial statements.  This is most critical as it relates to the $4.55 million of convertible notes that we issued in the recent quarter ended September 30, 2019 to raise funds for the Simply Mac acquisition.  As a result of the complicated nature of those instruments, the accounting rules required us to allocate the value of the notes between the pure debt component and the derivative liability for the conversion feature and the warrants.  As is described in detail in Note 10 to our financial statements, approximately 96% of the face value of the notes amounting to $4.37 million was allocated to the derivative liability and recorded as a discount to the notes.  This discount is being amortized to interest expense over the 1-year life of the notes on a straight-line basis.  Over the life of the notes, when the 96% discount amortization is added to the stated interest rate of 12% per annum, the “effective” interest rate on the notes is 108% per annum.  For this reason, we have placed a high priority on finding a resolution to this convertible debt issue.

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

Foreign Exchange and Other Risks

Our domestic sales transactions are denominated in U.S. dollars, and sales in our stores in Argentina and the Dominican Republic are typically priced in Argentine and Dominican pesos, respectively. At September 30, 2019 and December 31, 2018, foreign currency cash accounts in Argentine pesos amounted to $24,000 and $55,000, respectively.  At September 30, 2019 and December 31, 2018, foreign currency cash accounts in Dominican pesos amounted to $37,000 and $79,000, respectively.  At September 30, 2019 and December 31, 2018, accounts receivable denominated in Argentine pesos amounted to $229,000 and $1,716,000, respectively.  At September 30, 2019 and December 31, 2018, accounts receivable denominated in Dominican pesos amounted to $25,000 and $25,000, respectively. Substantially all of our product costs are denominated in U.S. dollars, while operating costs at our OneClick stores in Argentina and the Dominican Republic are denominated in local currencies.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our third quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the years ended December 31, 2018 and 2017, we reported net losses of $27.3 million and $7.5 million, respectively, and we reported a $12.6 million loss for the nine months ended September 30, 2019. As of September 30, 2019, our balance of cash and restricted cash was $2.3 million, but we had negative net working capital of $16.4 million and long-term debt of $2.7 million. While we have plans to raise additional equity funding and significant expansion plans designed to attain and maintain profitability, if we do not succeed, our business might continue to experience losses and may not be sustainable in the future.  In addition, at September 30, 2019, our total liabilities exceeded our total assets and we had an accumulated stockholders’ deficit of $11.5 million.  Consequently, as discussed in Note 2 to our financial statements, we have substantial doubt that we could remain independent and continue as a going concern if we are not able to raise additional capital and/or refinance or restructure our existing debt.  There can be no assurances that future financing will be available to us on acceptable terms, if at all, or that we will attain profitability.

Our OneClick and Simply Mac businesses are highly dependent on a single supplier and a loss of that supplier or a deterioration of our relationship with them could significantly reduce our sales and profitability and jeopardize our business model.

Our business is highly dependent upon Apple as a supplier of the Apple products and Apple-approved products that are sold in our OneClick and Simply Mac stores.  In addition, the growth of our business is highly dependent upon our relationship with Apple in providing us with the licenses and approvals necessary to expand our footprint into various countries and regions around the world.  Apple has very strict performance standards and guidelines that we must achieve and adhere to in order to be successful and continue to receive their support.  Consequently, any deterioration of our performance or failure to adhere to their guidelines could jeopardize our strategy and adversely affect our financial performance.

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

We recently acquired Simply Mac, Inc., and may make other investments and acquisitions which could negatively impact our business if we fail to successfully complete and integrate them, or if they fail to perform in accordance with our expectations.

To enhance our efforts to grow and compete, we plan to make investments and acquisitions.  This includes our recently completed acquisition of Simply Mac, Inc. discussed in Note 21. We cannot assure you that we will successfully complete other future investments or acquisitions. Also, companies that we may acquire in the future, could have products that are in development, and there is no assurance that these products will be successfully developed. Finally, if Simply Mac or other future acquisitions are not successfully integrated with our business, or fail to perform in accordance with our expectations, our ongoing operations could be adversely affected.

We are dependent on our management team and the loss of any key member of that team could have a material adverse effect on our operations and financial condition.

We endeavor, and currently have plans, to expand and develop our business, including the newly acquired Simply Mac. The success of these endeavors will depend on the leadership and contributions of the directors and managing team for our Company, OneClick and Simply Mac. Our success is therefore dependent to a large extent on our ability to retain the services of key management personnel. The loss of their services without timely and qualified replacement(s), would adversely affect our operations and endeavors.

Failure to effectively manage our new store openings could lower our sales and profitability.

Our sales and profitability depend in part upon opening new stores and operating them profitably. We currently operate a total of 16 OneClick stores and 42 Simply Mac stores. Our ability to open new stores and operate them profitably depends on a number of factors, some of which may be beyond our control. These factors include the ability to:

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

We rely on computerized inventory and management systems to coordinate and manage the activities in our distribution center, point-of-sales systems to manage retail operations in our OneClick and Simply Mac stores, and accounting systems to manage our finance activities. We rely upon these systems to replenish our store inventories on a weekly basis to keep them stocked at optimum levels and to manage our business finances and timely report our financial results.  Our systems are subject to damage or interruption from power outages, telecommunications failures, cyber-attacks, security breaches, and catastrophic events. If our inventory or management information systems fail to adequately perform their functions, our business could be adversely affected. In addition, if operations in any of our distribution centers were to shut down or be disrupted or if these centers were unable to accommodate stores in a particular region, our business and results of operations may be negatively impacted. With regard to our accounting systems, we intend to upgrade portions of our current system, and any failure in those systems could negatively impact our ability to timely report our financial results.

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

In order to restructure outstanding debt and/or raise capital to meet our ongoing working capital needs or fund expansion of our OneClick and Simply Mac stores, we expect to issue additional shares of the Company’s stock that would substantially dilute the voting power of our current stockholders.  We may also refinance or issue new debt that is convertible into Company stock and may include the issuance of warrants.

The market for our common stock is volatile and our stock price could decline.

The price of our stock, as well as the stock market in general, has been highly volatile. The market price of our common stock during the period from March 12, 2018 (the date of the Merger) through November 15, 2019, has fluctuated between $22.61 and $0.06.  We expect that our stock price is likely to remain volatile. Investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial (potentially total) loss on their investment. In addition, an active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares.

Trading of our shares of common stock may be affected by the involuntary delisting from NASDAQ Capital Market, and stockholders may find it difficult to dispose of shares and our share price may be adversely affected.

Our shares of common stock are quoted on the Over-the-Counter (the “OTC”) OTCQB Venture Market (the “OTCQB”). We previously traded on the NASDAQ Capital Market, but our shares of common stock were suspended on November 8, 2019. We have been notified that NASDAQ will complete the involuntarily delisting of our shares of common stock by filing a Form 25 once all its internal appeal periods have expired, and our stockholders will not be able to trade their shares of common stock on the NASDAQ in the foreseeable future.

As a result, being quoted for trading on the OTCQB may reduce the market liquidity of our common stock, as well as cause the market price of our common stock to decline. While we are still required to comply with SEC filing and disclosure requirements as our common stock will remain registered under Section 12(g) of the Exchange Act, certain federal and state securities law resale exemptions for our common stock may no longer be available once we are delisted.

Furthermore, if the trading price of our common stock remains below $5.00 per share, trading in our common stock might also become subject to the requirements of certain rules promulgated under the Exchange Act, which require additional disclosure by broker-dealers in connection with any trade involving a stock defined as a “penny stock” (generally, any equity security not listed on a national securities exchange that has a market price of less than $5.00 per share, subject to certain exceptions). Many brokerage firms are reluctant to recommend low-priced stocks to their clients. Moreover, various regulations and policies restrict the ability of stockholders to borrow against or “margin” low-priced stocks, and declines in the stock price below certain levels may trigger unexpected margin calls. Additionally, because brokers’ commissions on low-priced stocks generally represent a higher percentage of the stock price than commissions on higher priced stocks, the current price of the common stock can result in an individual stockholder paying transaction costs that represent a higher percentage of total share value than would be the case if our share price were higher. This factor may also limit the willingness of institutions to purchase our common stock. Finally, the additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from facilitating trades in our common stock, which could severely limit the market liquidity of our stock and the ability of investors to trade our common stock, thereby negatively impacting the share price of our common stock.

If we fail to meet the eligibility requirements of OTCQB, we could be removed from the OTCQB which would limit the ability of broker-dealers to sell our securities in the secondary market.

The companies trading their securities on OTCQB must maintain certain eligibility criteria, including having a minimum bid price for of $0.01 for their securities quoted on the OTCQB, to continue to be quoted on the OTCQB.  There is no guarantee that we will continue to meet OTCQB criteria to continue to have our common stock be quoted thereon. As a result, failure to be quoted on the OTCQB would cause the Company’s common stock to be quoted on the OTC Pink Open Market, which may severely adversely affect the market liquidity for our shares by limiting the ability of broker-dealers to sell such shares, and the ability of stockholders to sell their shares in the secondary market. In addition, if we are no longer quoted on the OTCQB, there can be no assurance that will meet the eligibility criteria and requalify for quotation on the OTCQB.

Item 6. Exhibits

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation (1)

3.2	Amended at Restated Bylaws (2)

3.3	Amendment to Articles of Incorporation dated as of July 25, 2017 (3)

3.4	Amendment to Articles of Incorporation dated as of October 10, 2017 (4)

3.5	Amendment to Articles of Incorporation dated as of March 9, 2018 (5)

3.6	Amendment to Articles of Incorporation dated as of June 7, 2018 (6)

4.1	Form of July 2019 Unsecured Convertible Note (7)

4.2	Form of August 2019 Unsecured Convertible Note (+)

4.3	Form of September 2019 Unsecured Convertible Note (9)

10.1	Stock Purchase Agreement by and among Cool Holdings, Inc., Simply Mac, Inc. and GameStop Corp., dated as of May 9, 2019 (7)

10.2	Form of Promissory Note, Reimbursement and Indemnification Agreement and Security Agreement (9)

10.3	Form of Escrow Agreement (9)

10.4	Agreement dated October 28, 2019 among Torque Esports Corp., Ideas & Cars Ltd., Simply Mac, Inc. and Cool Holdings, Inc. (10)

10.5	Acknowledgment Agreement for April 2018 4.02% Unsecured Promissory Note (11)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (+)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (+)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (+)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed on January 30, 2004.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 14, 2010.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 26, 2017.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 11, 2017.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 12, 2018.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 14, 2018.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 15, 2019.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 9, 2019.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 26, 2019.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 30, 2019.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 25, 2019.
(+)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cool Holdings, Inc.

Date: November 19, 2019	By:	/s/ Reinier Voigt
Reinier Voigt
Chief Executive Officer

Date: November 19, 2019	By:	/s/ Vernon A. LoForti
Vernon A. LoForti
Chief Financial Officer