Form 10-K
period 2019-12-31
Cool Holdings, Inc.
filed 2020-05-29
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 001-32217

Cool Holdings, Inc.

(Exact name of registrant as specified in its charter)

Maryland	33-0599368
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

2001 NW 84th Avenue

Miami, FL 33122

(Address of principal executive offices including zip code)

Registrant’s telephone number, including area code: (786) 254-6709

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐   Yes     ☒   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒   Yes     ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of $1.62 of the shares of common stock on the Nasdaq Stock Market on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $10,549,785.

As of May 29, 2020, there were 47,644,721 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Cool Holdings, Inc.

Form 10-K for the Year Ended December 31, 2019

i

Forward-Looking Statements

Certain statements in this annual report on Form 10-K constitute “forward-looking statements.” These forward-looking statements involve known or unknown risks, uncertainties and other factors that may or may not be outside our control and that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, the actions of competitors, suppliers, customers and the OTCQB are generally outside of our control. Our ability to execute our business plans and to increase revenues and operating income are each dependent upon our ability to continue to expand our current businesses and to enter new business areas, as well as upon general economic conditions and other factors, including some of the factors identified as “Risk Factors” in this annual report and from time to time in our other SEC filings. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues,” or the negative of these terms, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or continued market listing. We do not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, unless required by law.

In this annual report on Form 10-K, “Cool Holdings,” “the Company,” “we,” “us” and “our” refer to Cool Holdings, Inc. and our wholly owned subsidiaries on a consolidated basis, unless the context otherwise provides.

ii

PART I

Item 1.	Business

Company Overview and Developments

Cool Holdings business is centered on its relationship with Apple® as an Apple Premier Partner authorized to operate retail consumer electronics stores that sell the entire line of Apple products and provide service by Apple-certified technicians.  As of December 31, 2019, the Company had 58 retail stores in operation comprised of Simply Mac, a chain of 42 stores across 17 states in the United States, and OneClick®, a chain of 16 stores with 7 located in the Dominican Republic, 6 in Argentina and 3 in Florida.  During 2019, the Company also operated Cooltech Distribution, an authorized distributor to the OneClick stores and other resellers of Apple products and other high-profile consumer electronic brands.  During 2018, we discontinued our verykool® brand of Android-based wireless handsets, tablets and related products the Company sold to carriers, distributors and retailers in Latin America.

We incorporated under the laws of the State of California on February 7, 1994, under the name InfoSonics Corporation. On September 11, 2003, we reincorporated under the same name under the laws of and into the State of Maryland.  On June 8, 2018, we changed our name to Cool Holdings, Inc.  Our corporate headquarters are in Miami, Florida.

On March 12, 2018, pursuant to an Agreement and Plan of Merger (as amended “Merger Agreement”) by and among the Company, Cooltech Holding Corp. (“Cooltech”), and the Company’s wholly-owned subsidiary, InfoSonics Acquisition Sub, Inc. (“Merger Sub”), Cooltech merged with and into Merger Sub (the “Merger”), with Cooltech surviving as a wholly-owned subsidiary of the Company.  As discussed in Note 14 to the consolidated financial statements, because of the change of control that resulted from the Merger, it was treated as a reverse merger with Cooltech deemed to be acquiring InfoSonics for accounting purposes.  Therefore, the Company’s historical financial statements prior to the Merger reflect those of Cooltech.

During 2018, the we conducted two fundraising transactions in which it raised aggregate gross proceeds of approximately $8.9 million.  In June 2018, we sold 885,000 common shares, 298,000 preferred shares and warrants to raise $3.7 million, and in October and November 2018, we sold convertible notes and warrants to raise $5.2 million.

In August 2018, we exercised an option to acquire the assets of a chain of seven retail electronics stores in The Dominican Republic referred to as the “Unitron Assets.”  The Option Agreement, as amended, was issued on January 5, 2018 as part of the Company’s Merger with Cooltech.  The Option Agreement provided that upon exercise of the Option by the Company, the Cooltech shareholders at the date of the merger would receive 625,000 shares of the Company’s common stock that was originally carved out of the Merger consideration when the Unitron acquisition had to be unwound as a result of the inability to produce pre-acquisition audited financial statements.

During August and September 2018, we conducted debt exchanges in which we converted an aggregate of approximately $12.5 million of outstanding promissory notes and other accrued liabilities into 3,400,000 common shares and warrants to substantially deleverage our balance sheet.

During 2019, we conducted a number of fundraising transactions.  In May 2019, we sold convertible notes and warrants to raise $3.5 million.  In July, August and September 2019, we sold convertible notes and warrants to raise an aggregate of $4.5 million that was used to purchase Simply Mac.

On September 25, 2019, pursuant to a Stock Purchase Purchase Agreement dated May 9, 2019, we completed the acquisition of Simply Mac, Inc. (“Simply Mac”), the largest Apple Premier Partner in the United States, with 42 stores in 17 states.  Total consideration amounted to approximately $12.6 million.

Subsequent to the end of fiscal year 2019, we sold both of our international subsidiaries located in Argentina and the Dominican Republic in separate transactions.  The sale of the Argentina subsidiary closed on January 31, 2020, and the sale of the Dominican Republic subsidiary closed on April 6, 2020.  Both entities have been classified as discontinued operations in our consolidated financial statements.

Reportable Segments and Geographic Areas

We operate our business in two segments in the United States: our Simply Mac retail stores and our Cooltech Distribution business.  Financial information about our segments is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 12, "Segments," of the notes to the consolidated financial statements, included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Store Operations, Merchandise and Seasonality

As an Apple Premier Partner, we work with Apple to develop our network of Simply Mac stores in locations and markets where Apple has limited or no presence.  Our stores are generally located in high-traffic or local neighborhood strip centers or shopping malls.  In our stores, we sell Apple and Apple-approved products and accessories, including accessories that we source from independent third parties.  We also provide repair service for Apple products performed by our Apple-certified employee technicians.  Retail customers may book a repair appointment at one of our SimplyMac stores either through our website or, alternatively, through the Apple website.  Our Simply Mac business, like that of many retailers, is seasonal, with a large portion of our sales and operating profit realized during the fourth calendar quarter of the year.

Our Cooltech Distribution unit distributes various consumer electronics to resellers, retailers and small and medium-sized businesses in Latin America and the United States.  We market and distribute a variety of mobility, computing, audio/video, and other technology products including laptops, tablets, cell phones, drones, smart watches, gaming consoles, accessories and audio devices.  In addition to our direct relationship with Apple, we have direct relationships with top third-party brands in the Apple retail echo-system.

Purchasing and Suppliers

The majority of our product purchases are of Apple products, which we buy both directly from Apple as well as from two tier one distributors facilitated by our license agreements with Apple.  We also have direct relationships with a number of accessory manufacturers and purchase other accessories from distributors.  We believe that maintaining and strengthening our relationships with Apple and our other vendors is essential to our operations and continued expansion.

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

Employees

As of December 31, 2019, we had 528 full-time salaried employees. None of our employees are represented by a labor union or are members of a collective bargaining unit.

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

For the years ended December 31, 2019 and 2018, we reported net losses of $21.0 million and $27.3 million, respectively. As of December 31, 2019, our balance of cash and restricted cash was $3.4 million, but we had negative net working capital of $16.3 million. In addition, at December 31, 2019, our total liabilities exceeded our total assets and we had an accumulated stockholders’ deficit of $10.0 million.  While we restructured most of our debt subsequent to December 31, 2019 and have plans designed to attain and maintain profitability, if we do not succeed, our business might continue to experience losses and may not be sustainable in the future.  Consequently, as discussed in Note 3 to our consolidated financial statements, we have substantial doubt that we could remain independent and continue as a going concern if we are not able to raise additional capital and/or refinance or restructure our existing debt and achieve positive cash flows from operations.

The coronavirus outbreak has had, and may continue to have, a material adverse impact on our business, liquidity, financial condition and results of operations.

In March 2020, the World Health Organization declared the coronavirus ("COVID-19") outbreak a pandemic which spread throughout North America and worldwide. The health and safety of our customers and employees remain our top priority as we continue to make decisions during this rapidly evolving situation. We have taken decisive actions across our businesses to help protect employees, customers and others in the communities we serve. Beginning March 18, 2020, we were forced to close 12 of our 44 Simply Mac stores, primarily due to forced closures by mall operators where our stores were located.  Although our remaining stores were allowed to stay open under local or state definitions of “essential businesses” providing products and repair services enabling remote workforces and student education, sales at those stores were significantly curtailed.  We imposed store directives including cleanliness and mask requirements, as well as maximim customer limitations to facilitate social distancing.  Store sales were also negatively impacted by intermittent shortages in the supply chain of Apple products from our primary distributor.  As a consequence of all these conditions, we took immediate action to reduce our store operations from 7 days per week to 5 days and from 11 hours per day to 8 hours.  In concert with this action, we were forced to reduce our store workforce by approximately 50%.  The COVID-19 outbreak and resulting store closures and limited operations has had a material adverse impact on our business, liquidity, financial condition, and results of operations.

While we cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact, based on the easing of governmental mandates during early May 2020 and in concert with our efforts to maintain the health and safety of our customers and employees, certain of our stores have re-opened and we expect a gradual return of store traffic through the remainder of 2020.  On April 16, 2020, we secured a $3.1 million, 2-year loan from a regional bank pursuant to the U.S. Small Business Administration Paycheck Protection Program under Title I of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act passed by Congress and signed into law on March 27, 2020.  It is unclear whether this funding will be adequate to support our operations or if we will need to seek additional funding in the future.  As such, the ultimate impact of COVID-19 to our businesses remains highly uncertain and we continue to assess its financial impact.

Our business is highly dependent on a single supplier and a loss of that supplier or a deterioration of our relationship with them could significantly reduce our sales and profitability and jeopardize our business model.

Our business is highly dependent upon Apple as a supplier of Apple products and Apple-approved products that are sold in our Simply Mac stores.  In addition, the growth of our business is highly dependent upon our relationship with Apple in providing us with the licenses and approvals necessary to open new stores in the future.  Apple has very strict performance standards and guidelines that we must achieve and adhere to in order to be successful and continue to receive their support.  Consequently, any deterioration of our performance or failure to adhere to their guidelines could jeopardize our strategy and adversely affect our financial performance.

We depend on the timely delivery of new and innovative products from our vendors.

We depend on manufacturers, including Apple, to deliver our products in quantities sufficient to meet customer demand. In addition, we depend on these manufacturers to introduce new and innovative products to drive industry sales. Any material delay in the introduction or delivery, or limited allocations, of our products could result in reduced sales.

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

We rely on computerized inventory and management systems to coordinate and manage the activities in our distribution center, point-of-sales systems to manage retail operations in our stores, and accounting systems to manage our finance activities. We rely upon these systems to replenish our store inventories on a weekly basis to keep them stocked at optimum levels and to manage our business finances and timely report our financial results.  Our systems are subject to damage or interruption from power outages, telecommunications failures, cyber-attacks, security breaches, and catastrophic events. If our inventory or management information systems fail to adequately perform their functions, our business could be adversely affected. In addition, if operations in any of our distribution centers were to shut down or be disrupted or if these centers were unable to accommodate stores in a particular region, our business and results of operations may be negatively impacted. With regard to our accounting systems, we intend to upgrade portions of our current system, and any failure in those systems could negatively impact our ability to timely report our financial results.

If we are unable to safeguard against security breaches with respect to our information technology systems, our business and our reputation may be adversely affected.

During the course of business, we receive, process, transmit and store confidential customer, employee, vendor and Company information through our information technology systems and those of our third-party payment processors. The protection of this information is critical, and the regulatory environment surrounding information security and privacy is demanding, with the frequent imposition of new and changing requirements. Although we have implemented systems and procedures (including credit card encryption between terminals and payment processors, Advance Malware Protection built into firewalls, POS stations on separate VLANS, and encrypted could hosted storage) that are designed to protect customer, employee, vendor and Company information, prevent data loss and other security breaches, and otherwise identify, assess, and analyze cybersecurity risks, these measures may not be effective.  Cyber-security risks such as malicious software and attempts to gain unauthorized access to data are rapidly evolving and becoming increasingly more sophisticated. Techniques or software used to gain unauthorized access, and/or disable, degrade or harm our systems may be difficult to detect for prolonged periods of time, and we may be unable to anticipate these techniques or put in place protective or preventive measures. These attempts to gain unauthorized access could lead to disruptions in our systems, unauthorized release of confidential or otherwise protected information or corruption of data. If individuals are successful in infiltrating, breaking into, disrupting, damaging or otherwise stealing from the computer systems of the Company or its third-party providers, we may have to make a significant investment to fix or replace them, and may suffer interruptions in our operations in the interim, including interruptions in our ability to accept payment from customers.  While, to the best of our knowledge, we have not experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a security breach or cyber-attack that could materially increase financial risk to the Company or our customers, such a security breach or cyber-attack could adversely affect our business and operations, including by damaging our reputation and our relationships with our customers, employees, suppliers and investors, exposing us to litigation, fines and penalties.

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

In order to restructure outstanding debt and/or raise capital to fund expansion of our Simply Mac stores, we expect to issue additional shares of the Company’s stock that would substantially dilute the voting power of our current stockholders.

The market for our common stock is volatile and our stock price could decline.

The price of our common stock, as well as the stock market in general, has been highly volatile. The market price of our common stock during the period from March 12, 2018 (the date of the Merger) through December 31, 2019 fluctuated between $26.00 and $0.04.  We expect that our stock price is likely to remain volatile. Investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial (potentially total) loss on their investment. In addition, an active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares.

Our common stock was delisted from The Nasdaq Capital Market, which could make trading in our common stock more difficult for investors, potentially leading to declines in our share price and liquidity and could limit our ability to raise additional capital.

Effective at the open of business on November 8, 2019, our common stock was suspended and effectively delisted from The Nasdaq Capital Market and began trading on the Over-the-Counter OTCQB Venture Market (the “OTCQB”). The delisting was the result of our non-compliance with Nasdaq Listing Rule 5550(b). Our delisting from The Nasdaq Capital Market could make trading in our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without The Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock will likely be made more difficult and the trading volume and liquidity of our stock could decline. Our delisting from The Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely impact the acceptance of our common stock as currency or the value accorded by other parties. Further, following our delisting, we will also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

If we fail to meet the eligibility requirements of OTCQB, we could be removed from the OTCQB which would limit the ability of broker-dealers to sell our securities in the secondary market.

The companies whose securities are quoted on the OTCQB must maintain certain eligibility criteria, including having a minimum bid price for of $0.01 to continue to be quoted on the OTCQB.  There is no guarantee that we will continue to meet OTCQB criteria to continue to have our common stock be quoted thereon. As a result, failure to be quoted on the OTCQB would cause the Company’s common stock to be quoted on the OTC Pink Open Market, which may severely adversely affect the market liquidity for our shares by limiting the ability of broker-dealers to sell such shares, and the ability of stockholders to sell their shares in the secondary market. In addition, if we are no longer quoted on the OTCQB, there can be no assurance that will meet the eligibility criteria and requalify for quotation on the OTCQB.

If we fail to file periodic reports with the United States Securities and Exchange Commission, our common stock will not be able to be quoted on the OTCQB

Although our common stock is quoted on the OTCQB, a regular trading market for our common stock may not be sustained in the future. OTC Markets limits quotation on the OTCQB to securities of issuers that are current in their reports filed with the United States Securities and Exchange Commission (the “SEC”). If we fail to remain current in the filing of our reports with the SEC, our common stock will not be able to be quoted on the OTCQB.

Broker-dealers may be discouraged from effecting transactions in our common stock because it is considered a penny stock and is subject to the penny stock rules.

Our common stock currently constitutes “penny stock.” Subject to certain exceptions, for the purposes relevant to us, “penny stock” includes any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share. Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended, impose sales practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock.” In particular, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor”, must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks. The additional sales practice and disclosure requirements imposed upon broker-dealers may discourage broker-dealers from effecting transactions in our shares of common stock, which could severely limit the market liquidity of our common stock and impede the sale of our common stock in the secondary market.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, so long as our common stock constitutes a “penny stock”, we will not have the benefit of this particular safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

All our retail stores and other facilities are leased.  Our stores range in size from small stores of only 1,000 sq.ft. to larger stores of up to 5,200 sq.ft.  Store leases typically provide for an initial lease term of three to four years, while leases in our Florida stores have lease terms of five or ten years.  We believe that, as current leases expire, we will be able to obtain either renewals at present locations or new leases for equivalent spaces in the same area.  Excluding our stores in Argentina and the Dominican Republic which are classified as discontinued operations, the terms of our 45 leased stores in the United States that were open as of December 31, 2019 expire in the calendar years as follows:

	2020	2021	2022	2023	2024 and later	TOTAL
Alabama		1				1
Arkansas	1					1
Colorado	1					1
Florida			1		2	3
Georgia	3	2	1	1	1	8
Idaho		1				1
Illinois	1					1
Indiana			1		1	2
Kentucky				1		1
Missouri		1				1
Montana	2					2
Ohio		1				1
Oregon	3	1	2			6
Tennessee	1		2	1		4
Texas	3	1				4
Utah	1	1	2	1		5
Virginia				1		1
Washington		1				1
Wyoming	1					1
Total	17	10	9	5	4	45

Our corporate headquarters office and our distribution center are located in a single facility in Miami, Florida.  Subsequent to December 31, 2019, the lease on this facility was amended to extend the term until May 2023 and reduce the base monthly rent to $11,315.  The corporate office of Simply Mac is located in Salt Lake City, Utah.  We also had a small satellite corporate office located in San Diego, California, which was closed in May 2020.  All three facilities are occupied pursuant to operating leases.  The table below summarizes information concerning those leases, but does not include local sales tax or common area maintenance charges where applicable:

	Aggregate Square Footage	Approximate Monthly Rent	Lease term
Headquarters and Distribution Warehouse - Miami, Florida	14,384	$13,000	Apr 2015 to May 2020
Simply Mac Corporate Office - Salt Lake City, Utah	5,682	$14,205	Apr 2020 to Aug 2025
Satelitte Corporate Office - San Diego, California	200	$4,000	Sep 2018 to May 2020

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

Our Common Stock was traded on The NASDAQ Capital Market under the symbol “AWSM” until November 8, 2019.  Thereafter, our Common Stock has been traded on the OTCQB Market under the same symbol.  The following table sets forth, for the periods indicated, the high and low trading prices of our common stock as reported by the respective Markets:

2019	High	Low
First Quarter	$4.84	$1.51
Second Quarter	$3.55	$1.58
Third Quarter	$2.42	$1.06
Fourth Quarter	$1.19	$0.04

2018	High	Low
First Quarter	$11.50	$6.00
Second Quarter	$7.88	$2.70
Third Quarter	$22.61	$3.25
Fourth Quarter	$11.95	$1.15

The over-the-counter quotations on the OTCQB Market reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  As of May 26, 2020, the closing price of our common stock on OTCQB was $0.085, and there were approximately 89 active stockholders of record.

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

Overview and Recent Developments

Our business is centered on our relationship with Apple® as an Apple Premier Partner authorized to operate retail consumer electronics stores that sell the entire line of Apple products and provide service by Apple-certified technicians.  As of December 31, 2019, we had 58 retail stores in operation comprised of Simply Mac, a chain of 42 stores across 17 states in the United States, and OneClick®, a chain of 16 stores with 7 located in the Dominican Republic, 6 in Argentina and 3 in Florida.  During 2019, we also operated Cooltech Distribution, an authorized distributor to the OneClick stores and other resellers of Apple products and other high-profile consumer electronic brands.  Subsequent to the end of fiscal year 2019, we sold both of our international subsidiaries located in Argentina and the Dominican Republic in separate transactions to employees of the Company.  The sale of the Argentina subsidiary closed on January 31, 2020, and the sale of the Dominican Republic subsidiary closed on April 6, 2020.  As a consequence of these two transactions, both entities have been classified as discontinued operations in our consolidated statement of operations for all periods presented, and their assets as “held for sale” in our consolidated balance sheet at December 31, 2019.  Our 3 OneClick stores in Florida were rebranded as Simply Mac stores.

We were formed as a result of the merger completed on March 12, 2018.  Pursuant to the Agreement and Plan of Merger (as amended “Merger Agreement”) by and among the Company, Cooltech Holding Corp. (“Cooltech”), and the Company’s wholly-owned subsidiary, InfoSonics Acquisition Sub, Inc. (“Merger Sub”), Cooltech merged with and into Merger Sub (the “Merger”), with Cooltech surviving as a wholly-owned subsidiary of the Company.  Cooltech was formed in late 2016, and prior to the Merger had acquired Cooltech Distribution and our OneClick business units in Argentina and Florida.  Then, in August 2018, post-Merger, we acquired the stores in the Dominican Republic.  In the fourth quarter of 2018, we discontinued the verykool® brand of Android-based wireless handsets, tablets and related products sold to carriers, distributors and retailers in Latin America that represented the legacy business of InfoSonics prior to the Merger.

During 2019 our efforts were focused on raising sufficient funding to acquire Simply Mac, support our business and deleverage our balance sheet.  We conducted sales of convertible notes and warrants in May 2019, in which we raised $3.5 million, and in July, August and September, in which we raised $4.5 million. During October 2019, we extinguished $7.8 million of our notes payable, plus accrued interest, through conversions of the debt into common stock.

Subsequent to December 31, 2019, we restructured $14.1 million of our debt through a combination of debt forgiveness and conversions into common stock.  On March 11, 2020, the Company and GameStop entered into an agreement to amend and restate the 12% secured promissory note issued by the Company to GameStop on September 25, 2019 in connection with the acquisition of Simply Mac.  The amended promissory note reduced the principal balance of the note from $7,858,000 to $1,250,000, bears interest at a rate of 6% per annum and has an extended maturity date of February 17, 2024.  Additionally, the amended note releases all prior security and collateral under the original note and is unsecured.  The parties also entered into a Termination Agreement, whereby the Company agreed to pay GameStop an aggregate amount of $335,152, payable in twelve equal monthly installments of $27,929 with the first installment due on April 30, 2020, in satisfaction of certain post-closing amounts owed to GameStop under the Stock Purchase Agreement and certain agreements related thereto, less amounts owed to the Company from GameStop under the Stock Purchase Agreement relating to the post-closing working capital adjustment thereunder.  The Company also agreed to pay GameStop a onetime cash payment of $250,000 and release to GameStop $345,000 of funds held in escrow in connection with the Simply Mac acquisition.

Then, on March 31, 2020, we  entered into conversion agreements with certain debt holders to convert the outstanding aggregate principal amount of the convertible notes held by such holders, including interest accrued thereon, into shares of our common stock of at a conversion price of $0.17 per common share.  These agreements also resulted in the cancellation of warrants, issued by the Company, to purchase 210,002 common shares of the Company at a price of $4.25 per share, as well as cancellation of warrants to purchase an indeterminate number of common shares of the Company which were exercisable by dividing the principal amount of the convertible notes by a price that is 30% below the twenty-day volume weighted average price of the our common shares immediately prior to the date we were to obtain shareholder and regulatory approval to permit the conversion of the convertible notes.  The note holders entering into agreements to convert notes issued by us consisted of holders of: (i) a principal amount of $91,666 pursuant to a 0% senior convertible note issued on January 19, 2018; (ii) a principal amount of $1,700,000 pursuant to 12.0% unsecured convertible notes issued on October 24, 2018; (iii) a principal amount of $400,000 pursuant to a convertible note issued on November 29, 2018; (iv) a principal amount of $1,500,000 pursuant to convertible notes issued on May 16, 2019; (v) a principal amount of $175,000 pursuant to convertible notes issued on July 9, 2019; (vi) a principal amount of $175,000 pursuant to convertible notes issued on August 8, 2019; (vii) a principal amount of $3,450,500 pursuant to convertible notes issued on September, 11, 13, 20, 23 and 24, 2019. Altogether, such conversion agreements resulted in the conversion of an aggregate $8,183,180 of indebtedness, including $691,014 of accrued interest, into 48,136,344 common shares of the Company, and the cancellation of an indeterminate amount of warrants to purchase common shares of the Company.

Also on March 31, 2020, the Company entered into a settlement agreement and release of claims settling claims relating to (i) outstanding transaction fees related to a previous debenture financing, (ii) settlement of a disputed claim for royalties relating to a previous debenture financing, and (iii) settlement of offsetting charges related to a promotion and supply agreement.  Pursuant to this settlement agreement, the Company issued an aggregate of 10,683,677 common shares in full settlement of such claims.

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

Valuation of Merchandise Inventories

Our inventory is carried at the lower of cost or net realizable value using the first-in first-out method for cost.  In valuing inventory, we are required to make assumptions regarding write-downs required to properly value obsolete or over-valued items at the lower of cost or net realizable value.  In order to do this we consider a number of factors including quantities on hand, sales history, age of the product, new model introductions, vendor price protections and return policies, etc.

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

Results of Operations:

The following table sets forth our consolidated statement of operations for the years ended December 31, 2019 and 2018, and the change between the two years ($ in thousands):

			Change
	2019	2018	$	%
Net sales	$30,385	$11,615	$18,770	161.6%
Cost of sales	23,341	10,057	13,284	132.1%
Gross profit	7,044	1,558	5,486	352.1%
Selling, general and administrative expenses	20,293	9,730	10,563	108.6%
Goodwill and intangible impairments	—	1,425	(1,425)	-100.0%
Operating loss	(13,249)	(9,597)	(3,652)	38.1%
Other income (expense):
Interest expense	(4,876)	(1,229)	(3,647)	296.7%
Foreign exchange losses	—	(9)	9	-100.0%
Loss on early extinguishment of debt	(4,057)	(1,227)	(2,830)	230.6%
Decrease in fair value of financial derivative	6,233	—	6,233	NM
Other income, net	(600)	1,237	(1,837)	-148.5%
Loss from continuing operations before provision for income taxes	(16,549)	(10,825)	(5,724)	52.9%
Provision for income taxes	(1)	(221)	220	-99.5%
Loss from continuing operations	(16,550)	(11,046)	(5,504)	49.8%
Loss from discontinued operations	(4,466)	(16,225)	11,759	-72.5%
Net loss	$(21,016)	$(27,271)	$6,255	-22.9%

The following table sets forth the operating results of our segments for the years ended December 31, 2019 and 2018, and the change between the two years ($ in thousands):

			Change
	2019	2018	$	%
Retail Stores:
Net sales	$28,312	$5,288	$23,024	435.4%
Cost of sales	21,363	4,202	17,161	408.4%
Gross profit	6,949	1,086	5,863	539.9%
Gross margin	24.5%	20.5%	—	19.5%

Cooltech Distribution:
Net sales	$2,073	$6,327	$(4,254)	-67.2%
Cost of sales	1,978	5,855	(3,877)	-66.2%
Gross profit	95	472	(377)	-79.9%
Gross margin	4.6%	7.5%	—	-38.6%

Total:
Net sales	$30,385	$11,615	$18,770	161.6%
Cost of sales	23,341	10,057	13,284	132.1%
Gross profit	7,044	1,558	5,486	352.1%
Gross margin	23.2%	13.4%	—	72.8%

Year Ended December 31, 2019 Compared With Year Ended December 31, 2018

Net Sales

For the year ended December 31, 2019, our total net sales of $30.4 million represented an increase of $18.8 million, or 162%, compared to net sales of $11.6 million in 2018.  Net sales in 2019 at our retail stores amounted to $28.3 million, an increase of $23.0 million, or 435%, compared to net sales of $5.3 million in 2018.  This increase is primarily attributable to the Simply Mac acquisition we made on September 25, 2019, which resulted in only 3 months of Simply Mac sales being included in our 2019 results.  Simply Mac sales during that period amounted to $21.3 million.  Net sales in 2019 from our three OneClick stores in Florida amounted to $7.0 million, an increase of $1.7 million, or 33%, compared to net sales of $5.3 million in 2018.  This increase is primarily attributable to the fact that our store in Orlando, Florida was opened in August 2018, and our 2019 results included a full year of operations, while 2018 included results of that store for only 5 months.  Net sales in 2019 at our Cooltech Distribution unit amounted to $2.1 million, a decrease of $4.2 million, or 67%, compared to net sales of $6.3 million in 2018.  The decrease in distribution sales was primarily the result of our decision in 2019 to wind down the distribution business to focus on our retail stores.

Cost of Sales, Gross Profit and Gross Margin

For the year ended December 31, 2019, our cost of sales was $23.3 million, 76.8% of net sales, gross profit was $7.0 million and gross margin was 23.2%.   For the year ended December 31, 2018, cost of sales was $10.0 million, 86.6% of net sales, gross profit was $1.6 million and gross margin was 13.4%.  The significant increase in gross profit in 2019 was primarily attributable to the acquisition of Simply Mac, as the gross profit contribution from Simply Mac was $5.6 million.  The gross profit contribution from our OneClick stores in 2019 was $1.3 million, which represented an increase of 22% over $1.1 million in 2018.  This increase is primarily attributable to the opening of our store in Orlando in August 2018.  Partially offsetting the increased gross profit from our retail stores was a $377,000 decrease in gross profit from our distribution business resulting from the reduction in sales as we wound down that business.  The significant increase in our gross margin from 13.4% in 2018 to 23.2% in 2019 results from two factors.  Our Simply Mac stores generate higher margins than our OneClick stores because a higher percentage of their sales is derived from repair/service business that generates higher margins compared to hardware sales.  In 2019, our Simply Mac stores reported gross profit of 26.4% compared to 18.8% at our OneClick stores.  The second factor contributing to our higher consolidated gross margin is the change in the mix of our business between retail and distribution, as retail generates significantly higher margins than distribution.  In 2018, 46% of our sales were generated from our retail business.  In 2019, 93% of our sales were generated from retail.

Selling, General and Administrative Expenses

For the year ended December 31, 2019, selling, general and administrative (“SG&A”) expenses of $20.3 million increased by $10.6 million, or 109%, from $9.7 million in 2018.  The increase is primarily the result of added SG&A expenses of $7.3 million attributable to our newly acquired Simply Mac stores.  In addition, aggregate expenses of $3.0 million related to non-recurring stock‑based compensation to former Company executives and to consultants who guided us to a successful restructuring of our debt in March 2020.

Goodwill and intangible impairments

During the year ended December 31, 2018, our annual impairment test of goodwill and intangible assets resulted in a $1.4 million charge for impairment of goodwill and intangible assets related to the acquisition of our Florida OneClick retail stores.

Other Income (Expense)

For the year ended December 31, 2019, interest expense amounted to $4.9 million, an increase of $3.6 million, or 297%, compared to $1.2 million in 2018.  The increase was attributable to both the higher level of debt during the year and the higher cost of debt, comprised of both stated interest rate and accretion expense on discounts arising from conversion features and warrants.  In 2019, we recognized a $4.1 million loss on extinguishment of debt, an increase of $2.8 million, or 231%, compared to a similar $1.2 million charge in 2018.  In 2019, we also recorded a $6.2 million gain from the decrease in value of financial derivatives that arose in connection with the issuance of convertible debt and warrants.  Other expense in 2019 of $600,000 consisted of a settlement of a royalty claim related to a financing, partially offset by an insurance recovery.  Other income in 2018 of $1.2 million consisted principally of a settlement on an intellectual property claim.

Loss from Continuing Operations

For the year ended December 31, 2019, our loss from continuing operations was $16.6 million after a nominal tax provision.  Because of our prior operating losses and lack of carry-back ability, absent isolated events, our provision for income taxes is generally nominal.  For the year ended December 31, 2018, our loss from continuing operations was $11.0 million after a tax provision of $221,000.  The tax provision related to foreign taxes on the $1.3 million intellectual property settlement at our Canadian subsidiary.

Loss from Discontinued Operations

For the year ended December 31, 2019, our loss from discontinued operations relating to our Argentina and Dominican Republic business units amounted to $4.5 million, including $2.6 million for the impairment loss upon classifying the related assets as held for sale.  For the year ended December 31, 2018, our loss from discontinued operations, which included Argentina, the Dominican Republic and the legacy verykool business, was $16.2 million.  This included $12.3 million of goodwill and intangible impairment related to Argentina, the Dominican Republic and the liquidation of verykool by the end of 2018.

Comprehensive Loss

For the year ended December 31, 2019, our foreign currency translation loss related to our foreign subsidiaries amounted to $58,000, which resulted in a comprehensive loss of $21.1 million for the year.  For the year ended December 31, 2018, our foreign currency translation loss related to our foreign subsidiaries amounted to $883,000, which resulted in a comprehensive loss of $28.2 million for the year.

Liquidity and Capital Resources

During 2019 and in early 2020 we have been working to restructure our Company.  We successfully acquired Simply Mac, which will be the foundation of our business going forward, restructured the majority of our debt, and have now disposed of all our foreign operations.  We have also made significant reductions in our ongoing operating expenses and continue towards our goal of achieving bottom line profitability on a consolidated basis.  Until we achieve that goal, we will continue to rely, as we did during 2019 and 2018, upon both debt and equity financing for liquidity needed for operations, as well as for expansion and acquisitions.  Our reliance upon such financing is discussed further in Note 3— “Going Concern Considerations” to our consolidated financial statements.

Operating Activities

Net cash used by continuing operating activities for the year ended December 31, 2019 amounted to $3.0 million compared to $5.9 million for the year ended December 31, 2018. The $2.9 million decrease in cash used was due to an increase of $3.6 million in the net loss after adjustment for non-cash items, and a $6.5 million decrease in the working capital change required to support the new Simply Mac retail stores acquired.  In 2019, discontinued operations generated $332,000, but used $1.8 million in 2018.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2019 amounted to $5.1 million used to acquire Simply Mac and $61,000 to purchase property and equipment.

Net cash used in investing activities during the year ended December 31, 2018 amounted to $614,000.  During 2018, we completed a number of business combinations.  The Cooltech Merger was completed on March 12, 2018, which resulted in $1.3 million of cash acquired.  The acquisition of Cooltech Canada in June 2018 resulted in $21,000 of cash acquired.  In August 2018, we used $1.4 million for the acquisition of the Unitron assets.  Purchases of property and equipment in 2018 amounted to $4,000.

Financing Activities

During the year ended December 31, 2019, net cash provided by financing activities amounted to $8.2 million.  Borrowings from notes payable, net of issuance costs, amounted to $7.9 million, and payments of notes payable amounted to $811,000.  We also received $1.15 million from the sale of stock upon warrant exercises.

During the year ended December 31, 2018, net cash provided by financing activities amounted to $11.1 million.  Borrowings from notes payable amounted to $7.5 million, and payments of notes payable amounted to $1.8 million.  We had two transactions in which we sold stock and warrants.  The first transaction was a sale of stock and warrants in connection with the Cooltech Merger, and the second was a sale of stock and warrants pursuant to our S-3 shelf registration statement.  Together these transactions resulted in net proceees of $5.3 million.

Off-Balance Sheet Arrangements

At December 31, 2019, we did not have any off-balance sheet arrangements.

Contractual Obligations

We lease all our retail store, distribution center and corporate and administrative office facilities and certain equipment under non-cancelable operating leases. Rent expense under these leases was approximately $2,151,000 and $1,713,000 for the years ended December 31, 2019 and 2018, respectively.

The following is a schedule of aggregate future minimum payments required by the above obligations (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating Lease Obligations	$9,550	$3,311	$3,725	1,522	992

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Foreign Exchange and Other Risks

At December 31, 2019, foreign currency cash accounts in Argentine Pesos and Dominican Pesos amounted to $172,000 and $36,000, respectively. Also at December 31, 2019, accounts receivable denominated in Argentine Pesos and Dominican Pesos amounted to $682,000 and $42,000, respectively. We do not currently use hedging strategies to manage our foreign currency risk, and both of these foreign entities were sold subsequent to December 31, 2019.  These foreign accounts are included in assets of discontinued operations on our consolidated balance sheet at December 31, 2019.

We translate the financial statements of our foreign subsidiaries into U.S. Dollars at the end of each reporting period. Translation adjustments are Dollar changes that result from the translation process, and these adjustments are included in the cumulative translation account that is a component of other comprehensive income in stockholders’ equity on our balance sheet. However, effective July 1, 2018, the economy in Argentina was designated as “highly inflationary,” which requires that foreign exchange losses be recognized in the income statement rather than through the other comprehensive loss account on the balance sheet.  At December 31, 2019, our accumulated comprehensive loss amounted to $1,069,000.

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

On December 27, 2018 the Audit Committee approved the appointment of Kaufman Rossin & Co. (“KR”) as the Company’s independent registered public accounting firm to replace MNP.  During the two fiscal years ended December 31, 2017 and 2016 prior to KR’s appointment, and the subsequent interim period through December 27, 2018, the Company did not consult with KR regarding any of: (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company’s financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) or a reportable event of the type described in Item 304(a)(1)(v) of Regulation S-K. Additionally, during the two fiscal years ended December 31, 2017 and 2016, and the subsequent interim period through December 27, 2018, no written report or oral advice was provided by KR to the

Company that KR considered was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

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

(ii) Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 as required by the Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth in the guidance for small and mid-size entities put forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

It should be noted that while the Company’s CEO and CFO believe that the Company’s internal controls over financial reporting provide a reasonable level of assurance that they are effective, they do not expect that the Company’s internal controls over financial reporting will prevent all errors and fraud.

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

(iii) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended December 31, 2019, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

Directors

Information with respect to the Company’s current directors is set forth below.

Name	Age as of December 31, 2019	Position with Cool Holdings	Initial Date as Director
Reinier Voigt	59	President, Chief Executive Officer and Director	2019
Kevin Taylor (1)(3)(4)	51	Director	2019
Michael Galloro (2)(4)	45	Director	2018

(1)	Board Chairman.
(2)	Audit Committee Chairman.
(3)	Compensation Committee Chairman.
(4)	Member of the Nominating and Corporate Governance Committee.

Biographical Information

Reinier Voigt, Director, President and Chief Executive Officer. Mr. Voigt has served as a Director and the President and Chief Executive Officer of Cool Holdings since June 2019.  Prior to that, he served as the Chief Operating Officer of Cool Holdings since the merger with Cooltech Holding Corp. on March 12, 2018, and as the Chief Operating Officer of Cooltech Holding since December 2016.  From May 2015 until August 2016, Mr. Voigt was the President and Chief Operating Officer of TEReI International, a merchant bank focused on debt and equity opportunities in the small to mid-cap markets in North and South America, and from September 2006 until April 2015 he was the Chief Operation Officer of Facey Telecom. Mr. Voigt has more than twenty years of experience in business operations which includes a focus on profit and loss optimization, strategic planning, finance and financial reporting. Mr. Voigt received the equivalent of a Master in Business Administration from Anton De Kom University of Suriname.

Kevin Taylor, Director. Mr. Taylor has served as a Director of Cool Holdings since June 2019.  Mr. Taylor is a seasoned executive with 30 years of operating experience in Fortune 500 companies throughout North and South America.  For the past 8 years, he has been the President and CEO of TEREI International Limited, a merchant bank focused on debt and equity opportunities in the small to mid-cap markets in North and South America. From January 2009 to December 2012, Mr. Taylor was the President of Facey Telecom, a wholly-owned subsidiary of Facey Commodity Company, a billion-dollar conglomerate operating in the Caribbean and South America. He received a Bachelor of Engineering Science from the University of Western Ontario in 1994 and completed The General Managers Program at the Harvard Business School in 2001.

Michael Galloro, Director. Mr. Galloro has served as a Director of Cool Holdings since June 2018.  Mr. Galloro is currently a principal of ALOE Finance Inc., a private boutique firm specializing in transaction advisory, senior level finance solutions and management consulting.  Mr. Galloro is currently an officer and/or director of various entities.  Mr. Galloro has been a Director of SustainCo Inc., a Canadian investor of companies focused on sustainability, energy efficiency, water resources and building performance management.  From September 2012, he has been a Director, CEO and CFO of Goldstream Minerals Inc., previously a Canadian company previously engaged in the exploration and acquisition of mineral interests in northern Ontario and currently working through a reverse merger transaction.  From July 2018, Mr. Galloro has been a Director of Fountain Asset Corp., a Canadian based merchant bank.   From December 2018, Mr. Galloro has been a Director of 1169071 BC Ltd. And 1169077 BC Ltd., both non reporting listed issuers with no operations.   From January 2019, Mr. Galloro has been a Director of AF1 Capital Corp., a Capital Pool Company positioned to seek out a busienss transaction.   From April 2020 to the present, Mr. Galloro has been a Director of World Class Extractions Inc., an agricultural extraction and logistics company.  Mr. Galloro was formerly an officer and/or director of varoious companies.  From August 2011 to October 2015, Mr. Galloro was a Director of Organic Potash Corp., an extraction company operating in Africa.  From July 2012 to February 2016, Mr. Gallor was the Chief Financial Officer of Alberta Oilsands Inc., an oil sands resource company operating in Canada.  From January 2013 to July 2016, Mr. Galloro was the Chief Financial Officer of Delavaco Residential Properties Corp., a real estate operating company.  From May 2014 to December 2016, Mr. Galloro was Director of Santa Maria Peteroleum Inc., a resource company operating in South America.  From August 2017 to November 2018, he was a Director of Eviana Health Corporation, a Canadian based producer of organic hemp-based CBD.  From March 2012 to February 2019, he was the CFO of Yangaroo Inc., a Canadian company specializing in providing technology solutions for the music, advertising and awards industries.  From November 2016 to February 2019, Mr. Galloro was a Director of Liberty Health Sciences Inc., a Florida based chain of medical cannabis dispensaries.   From December 2018 to March 2019, Mr. Galloro was a Director of Bragg Gaming Group Inc., a digital gaming developer.

Executive Officers

Information for our other current executive officers not otherwise discussed above as of December 31, 2019 is as follows:

Vernon A. LoForti, Senior Vice President, Chief Financial Officer and Corporate Secretary, 66 years old. Mr. LoForti has served as Senior Vice President, Chief Financial Officer and Secretary of Cool Holdings since June 2019.  Prior to that, he served the Company as its Vice President and Secretary, beginning after the merger with Cooltech Holding in March 2018.  Mr. LoForti previously served as the Vice President and Chief Financial Officer of InfoSonics from July 2010 through the date of the merger.  Prior to InfoSonics, Mr. LoForti served in a number of executive positions at Overland Storage, Inc., a global supplier of data protection appliances. Mr. LoForti joined Overland in 1995 and served as the company’s Vice President, Chief Financial Officer and Secretary from 1995 to August 2007, including leading its initial public offering in 1997. From August 2007 to January 2009, LoForti served as President, Chief Executive Officer and a member of Overland’s Board of Directors. From February 2009 to September 2009, he served as Overland’s President. From August 1992 to December 1995, Mr. LoForti was the Chief Financial Officer for Priority Pharmacy, a privately-held pharmacy company. From 1981 to 1992, Mr. LoForti was Vice President of Finance for Intermark, Inc., a publicly-held conglomerate. Mr. LoForti began his career in public accounting with Price Waterhouse and holds a Bachelor of Science in Accounting from Brigham Young University.

Director Compensation

The following table sets forth information regarding the compensation of Cool Holdings’ nonemployee directors for the year ended December 31, 2019. The nonemployee director compensation program is more particularly described below.

Name	Fees Earned or Paid in Cash ($)		Stock Grant	All Other Compensation ($)	Total ($)
Kevin Taylor	$34,451	(2)	$—	$—	$34,451
Michael Galloro	$33,483	(3)	$130,000	$—	$163,483
Vicent Virga (1)	$21,758		$—	$—	$21,758

(1)	Mr. Virga resigned from the Board on December 30, 2019.
(2)	Includes $12,692 for service as Chairman of the Board.
(3)	Includes $2,000 for service as Audit Committee Chairman.

Nonemployee Director Compensation Program for 2019.   From January 1, 2019 to June 4, 2019, nonemployee directors were compensated by an annual cash retainer fee of $20,000.  The Chairman of the Board and the Audit Committee Chairman received an additional annual cash retainer of $2,000.  Board members are also reimbursed for out-of-pocket costs related to their attendance at Board and Committee meetings. Beginning June 4, 2019 through December 31, 2019, non employee directors were compensated by an annual cash retainer fee of $40,000.  The Chairman of the Board received an additional annual cash retainer of $20,000 and the Audit Committee Chairman received an additional annual cash retainer of $2,000.

Board Committees and Meetings

The Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Board of Directors annually reviews the OTC Market Rules’ definitions of independence for members of each of the committees and has determined that members of each of the committees are independent pursuant to applicable rules of the OTC Market Rules and the SEC. Copies of our committee charters may be viewed at the Company’s website at http://www.coolholdings.com/corp/corporate-governance/.

Directors currently serving on our committees are set forth below:

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee (1)
Kevin Taylor	*	**	*
Michael Galloro	**	*	*

*	Member.
**	Chairman.
(1)	The Nominating and Corporate Governance Committee currently has no chairman.

Audit Committee

Our Audit Committee performs, among other things, the following functions:

•	determines the independent registered public accounting firm to be employed;
•	discusses the scope of the independent registered public accounting firm’s examination;
•	reviews the financial statements and the independent registered public accounting firm’s report;
•	solicits recommendations from the independent registered public accounting firm regarding internal controls and other matters;
•	reviews related-party transactions for conflicts of interest;
•	makes recommendations to the Board regarding audit-related, accounting and certain other matters; and
•	performs other related tasks as requested by the Board.

Mr. Galloro is currently the Chairman of the Audit Committee. Our Board of Directors has determined that he is an independent director and a financial expert.

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

Mr. Taylor is currently the Chairman of our Compensation Committee.

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

The Compensation Committee did not use the services of a compensation consultant during 2019.

Nominating and Corporate Governance Committee

We also have a Nominating and Corporate Governance Committee, which, pursuant to its written charter, is responsible for recommending potential directors, for considering nominations for potential directors submitted by our stockholders and for certain matters related to corporate governance. Mr. Taylor and Mr. Galloro serve on this committee, which does not have a chairman.

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

In the case of incumbent directors, the Nominating and Corporate Governance Committee reviews such directors’ overall service to us during their term, including the number of meetings attended, level of participation, quality of performance, and any other relevant considerations. In the case of new director candidates, the Nominating and Corporate Governance Committee also determines whether the nominee must be independent for regulatory purposes, which determination is based upon applicable exchange listing standards, applicable SEC rules and regulations, and the advice of counsel, if necessary.

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

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder or not. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board at an annual meeting of stockholders must do so by delivering, at least 120 days prior to the anniversary date of the mailing of the proxy statement for our last annual meeting of stockholders, a written recommendation to the Nominating and Corporate Governance Committee at the following address: c/o Corporate Secretary, 2001 NW 84th Avenue, Miami, Florida 33122. Each submission must set forth, among other things: the name and address of the stockholder on whose behalf the submission is made; the number of our shares that are owned beneficially by such stockholder as of the date of the submission; the full name of the proposed candidate; a description of the proposed candidate’s business experience for at least the previous five years; complete biographical information for the proposed candidate; and a description of the proposed candidate’s qualifications as a director. For additional information, see our Director Selection Guidelines attached as Exhibit A to the Nominating and Corporate Governance Committee’s Charter, which can be found on our website at http://www.coolholdings.com/corp/corporate-governance/#1543603177088-ddd0c0b5-0a70.

Meetings of the Board of Directors and Committee Member Attendance

During fiscal year 2019, our Board of Directors met 28 times, our Audit Committee met 5 times, our Compensation Committee met 3 times and our Nominating and Corporate Governance Committee met once. With the exception of Mr. Virga, who resigned from the Board on December 30, 2019, all directors attended at least 75% of the meetings of the Board and of the committees on which they served in fiscal year 2019 that were held while they were a director or committee member.

Board Leadership Structure and Role in Risk Oversight

At the present time, the Company has two vacancies on its Board that it is working to fill.  It currently has three Board members consisting of Reinier Voigt, the Company’s Chief Executive Officer, and Kevin Taylor, an independent director and Chairman of the Board and of the Compensation Committee, and Michael Galloro, an independent director and Chairman of the Audit Committee.  The Company is seeking to fill the two vacancies with independent directors with strong, seasoned business executives with expertise in areas critical to the Company, including retail consumer electronics and U.S. public company experience.

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

Additional Corporate Governance Information

Stockholder Communications

Stockholders wishing to send communications to the Board may contact Vernon A. LoForti, our Chief Financial Officer and Corporate Secretary, at the Company’s office located at 2001 NW 84th Avenue, Miami, FL 33122. All such communications will be shared with the members of the Board, or if applicable, a specified committee or director.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to us, we are not aware of any person who at any time during the fiscal year ended December 31, 2019, was a director, officer or beneficial owner of more than ten percent of our common stock, who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act for transactions occurring during such fiscal year.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth for our Chief Executive Officer, our Chief Financial Officer and our three most highly compensated other executive officers (each of these persons is referred to as a Named Executive Officer) information regarding salary, bonus and other compensation for the years ended December 31, 2019 and 2018.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	All Other Compensation		Total
Reinier Voigt (4)	2019	$215,000	$5,400	$34,666	$27,348	(1)	$282,414
President and Chief Executive Officer	2018	$142,500	$27,000	$—	$21,651	(1)	$191,151
Vernon A. LoForti (4)	2019	$205,000	$30,750	$34,666	$—		$270,416
Senior Vice President, Chief Financial Officer and Secretary	2018	$205,000	$75,000	$—	$153,750	(3)	$433,750
Mauricio Diaz	2019	$100,000	$9,000	$650,000	$282,233	(2)	$1,041,233
Former Chief Executive Officer	2018	$190,000	$45,000	$—	$16,939	(1)	$251,939
Carlos Felipe Rezk	2019	$100,000	$9,000	$650,000	$282,757	(2)	$1,041,757
Former Chief Sales and Marketing Officer	2018	$190,000	$45,000	$—	$17,157	(1)	$252,157
Carlos Alfredo Carrasco	2019	$75,000	$5,400	$34,666	$284,953	(2)	$400,019
Former Chief Financial Officer	2018	$142,500	$13,500	$—	$18,126	(1)	$174,126
Joseph Ram	2018	$62,064	$—	$—	$547,500	(3)	$609,564
Former President and Chief Executive Officer

(1)	These amounts represent executive health insurance premiums paid by the Company on behalf of each executive.
(2)

Messrs. Diaz, Rezk and Carrasco were terminated on June 4, 2019 as Named Executive Officers.  The other compensation listed in the table for these individuals represents severance compensation that was accrued for them pursuant to the terms of their respective employment agreements, plus executive health insurance premiums paid by the Company on behalf of each executive prior to their terminations.

(3)

Messrs. Ram and LoForti were both terminated on March 12, 2018 as Named Executive Officers as a condition to closing the Merger of the Company with Cooltech Holding, Inc.  The other compensation listed in the table for these individuals represents severance compensation that was accrued for them pursuant to the terms of their respective employment agreements.  Mr. LoForti signed a new employment agreement with the Company effective March 13, 2018 as a non-executive officer in the capacity as Vice President and Secretary that he held until June 4, 2019.

(4)	Messrs. Voigt and LoForti were named CEO and CFO, respectively, effective June 4, 2019. Previous to that, Mr. Voigt served as the Company’s Chief Operating Officer.

Employment Agreements

On April 1, 2018, following the Company’s merger with Cooltech Holding, each of the newly Named Executive Officers received employment agreements with the Company.  The principle terms of the agreements are summarized below.

Mauricio Diaz.  The initial term of the employment agreement with Mr. Diaz was from April 1, 2018 to December 15, 2019, and was to renew automatically for successive one-year periods unless either party provides at least three months’ notice to the other of their intention not to renew.  The agreement provided for an annual base salary of $240,000, subject to annual review by the Compensation Committee.  Mr. Diaz was also eligible for an annual bonus of up to $90,000 based on the Company’s achievement of performance targets established by the Compensation Committee, which bonus was subject to clawback provisions in the event of a financial restatement.

Mr. Diaz’s employment agreement provided for the payment of severance under certain conditions. If Cool Holdings were to terminate his employment other than for “cause” or if Mr. Diaz were to terminate his employment for “good reason,” Mr. Diaz would be entitled to a severance payment equal to 12 months of salary, subject to his execution of a general release and waiver of claims against Cool Holdings. If Mr. Diaz were to voluntarily terminate his employment other than for “good reason,” he would not be entitled to receive a severance payment. Under the terms of the agreement, Mr. Diaz was also subject to confidentiality and non-competition restrictions in favor of Cool Holdings.

Under the employment agreement, the term “good reason” was defined as a material breach of the employment agreement by the Company that is not timely cured by the Company, a diminution of Mr. Diaz’s duties or title, or a termination of employment within 12 months after a “change of control.”  The term “change of control” generally means any one or more of the following: (i) the merger, consolidation, sale or other transfer of more than 50% of the outstanding shares of common stock of the Company, except where the holders of common stock immediately prior to the merger or consolidation own a majority of the voting common stock of the surviving corporation immediately after the merger, (ii) a sale of all or substantially all the Company’s assets, or (iii) during any period of 12 consecutive months there is a change of a majority of the members of the Company’s Board of Directors.

Felipe Rezk.  The initial term of the employment agreement with Mr. Rezk was from April 1, 2018 to December 15, 2019, and was to renew automatically for successive one-year periods unless either party provides at least three months’ notice to the other of their intention not to renew.  The agreement provided for an annual base salary of $240,000, subject to annual review by the Compensation Committee.  Mr. Rezk was also eligible for an annual bonus of up to $90,000 based on the Company’s achievement of performance targets established by the Compensation Committee, which bonus was subject to clawback provisions in the event of a financial restatement.  The remaining terms of his agreement were similar to those of Mr. Diaz noted above.

Alfredo Carrasco.  The initial term of the employment agreement with Mr. Carrasco was from April 1, 2018 to March 31, 2021, and was to renew automatically for successive one-year periods unless either party provides at least three months’ notice to the other of their intention not to renew.  The agreement provided for an annual base salary of $180,000, subject to annual review by the Compensation Committee.  Mr. Carrasco was also eligible for an annual bonus of up to $54,000 based on the Company’s achievement of performance targets established by the Compensation Committee, which bonus was subject to clawback provisions in the event of a financial restatement.  The remaining terms of his agreement are similar to those of Mr. Diaz noted above.

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

As noted above, Messrs. Diaz, Rezk and Carrasco were each terminated effective June 4, 2019. Effective June 4, 2019, Mr. Voigt is now serving in the capacity of President and Chief Executive Officer, and his annual base salary was adjusted to $240,000 beginning that effective date.

Vernon A. LoForti.  The employment agreement with Mr. LoForti was effective March 13, 2018, following the Cooltech Merger.  The agreement provides for an annual base salary of $205,000 and an annual bonus to be determined by the Compensation Committee.  Mr. LoForti’s employment is at-will, however, in the event he is terminated at any time without cause, or resigns for good reason, he will receive severance pay equal to 12 months of salary.  This severance is inclusive of the 9 months of severance pay Mr. LoForti was already entitled to as a result of his termination on March 12, 2018 as a condition to closing the Cooltech Merger.

Grants of Plan-Based Awards in 2019

In May 2019, the Company made plan-based grants to its Named Executive Officers of stock and restricted stock under its amended and restated 2015 equity incentive plan (the “2015 Equity Incentive Plan”).  The restricted stock vests annually over 2 years from the date of grant.

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table provides information regarding outstanding unvested restricted stock awards held by the Named Executive Officers at December 31, 2019.

Name	Grant Date	Number of Unearned Shares That Have Not Vested	Market Value of Unearned Shares That Have Not Vested
Reinier Voigt	5/13/19	26,667	$2,013
Vernon A. LoForti	5/13/19	26,667	$2,013

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information presented as of December 31, 2019 with respect to our 2015 Equity Incentive Plan as described below.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	1,940(1)	$34.54	(1)	7,180,563	(2)
Equity compensation plans not approved by security holders	—	$—		—

(1)	Includes all options outstanding under our 2015 Equity Incentive Plan.
(2)

As of December 31, 2019, an aggregate of 7,180,563 shares remained available for future issuance under the 2015 Equity Incentive Plan, which may be granted in the form of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards and other stock or cash-based awards.

Security Ownership of Certain Beneficial Owners and Management

As of May 29, 2020, there were 47,644,721 shares of common stock issued and outstanding. The following table sets forth certain information as of that date with respect to the beneficial ownership of common stock by each (i) Named Executive Officer listed in the Summary Compensation Table above, (ii) director and nominee for director, (iii) all current executive officers and directors as a group, and (iv) other persons known by us to be the beneficial owners of more than 5% of our outstanding shares of common stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (1)
Named Executive Officers:
Reinier Voigt (also a Director)	130,308	*
2001 NW 84th Avenue
Miami, Florida 33122
Vernon A. LoForti	40,000	*
2001 NW 84th Avenue
Miami, Florida 33122
Directors:
Kevin Taylor	—	*
2001 NW 84th Avenue
Miami, Florida 33122
Michael Galloro	50,000	*
2001 NW 84th Avenue
Miami, Florida 33122
All current executive officers and directors as a group (4 persons)	220,308	*
Beneficial Owners of More Than 5%:
CHER Holdings Inc.	3,333,333	7.00%
71 Elmer Avenue
Toronto, ON, Canada M4L 3R6
Fountain Advisors Corp.	4,833,333	10.14%
99 Scollard Street
Toronto, ON, Canada M5R 1G4
CTK Consulting Holding Ltd.	4,833,333	10.14%
135 Mildenhall Road
Toronto, ON, Canada M4N 3H4

*	Less than one percent
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

Director Independence

OTCQB Listing Rules require that our Board of Directors include at least two “independent” directors as defined by such rules. The standards relied upon by our Board of Directors in determining whether a director is “independent” consist of the independence standards of the OTCQB Listing Rules.

In accordance with the OTCQB Listing Rules, for a director to be considered “independent,” the Board of Directors must affirmatively determine that he or she is not an executive officer or employee of the Company or an individual that has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Additionally, the following persons are not considered by the Board to be “independent”:

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

The Board has reviewed its director independence based on the foregoing standards and considered, among other things, transactions and relationships between each director or any member of his or her immediate family and Cool Holdings and its subsidiaries and affiliates or any entity of which a director or an immediate family member is or was, as applicable, an executive officer, general partner or significant equity holder. As provided in the Director Qualification Standards of the Nominating and Corporate Governance Committee Charter, the purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent.

As a result of this review, the Board affirmatively determined that the following directors were independent of Cool Holdings within the meaning of the OTCQB Listing Rules and the applicable rules promulgated by the SEC:

Kevin Taylor

Michael Galloro

Conflicts of Interest Policies

Our Audit Committee (or other independent body of our Board of Directors) reviews and oversees all related-party transactions for potential conflicts of interest on an ongoing basis. Our Board of Directors and our officers also are subject to certain provisions of Maryland law that are designed to eliminate or minimize the effects of certain potential conflicts of interest. Pursuant to these provisions of Maryland law and our articles of incorporation, any transaction between us and an interested party will not be invalidated because it is an interested-party transaction if it is fully disclosed to our Board, and a majority of the directors not otherwise interested in the transaction (including a majority of independent directors) make a determination that the transaction is fair, competitive and commercially reasonable and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

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

Our independent registered public accounting firm for 2017 through the date of the Merger on March 12, 2018 was SingerLewak LLP (“SL”).  From March 12, 2018 to December 27, 2018, our independent registered public accounting firm was MNP LLP (“MNP”).  From December 27, 2018 to the current time, our independent registered public accounting firm is Kaufman Rossin & Co. (“KR”).  The Audit Committee reviews and determines whether specific projects or expenditures with our registered public accounting firm potentially affect its independence. The Audit Committee’s policy requires that all services the independent registered public accounting firm may provide to Cool Holdings, including audit services and permitted audit-related services, be pre-approved in advance by the Audit Committee. In the event that an audit or non-audit service requires approval prior to the next scheduled meeting of the Audit Committee, the auditor must contact the Chairman of the Audit Committee (who has been delegated by the Audit Committee the authority to act in such circumstances) to obtain such approval. The approval will be reported to the Audit Committee at its next scheduled meeting. All audit and non-audit services provided by our independent registered public accounting firms during 2018 and 2019 were pre-approved by the Audit Committee.

The following sets forth the aggregate fees billed to us by each of the above listed firms for the years ended December 31, 2018 and 2019.

Audit Fees

The aggregate fees billed for professional services rendered by MNP for its review of our financial statements included in Forms 10-Q in fiscal year 2018 and related SEC reporting work was $76,880.

The aggregate fees billed for professional services rendered by KR for its review of our financial statements included in Forms 10-Q in fiscal year 2019 and related SEC reporting work was $105,000.

The aggregate fees billed for professional services rendered by KR for its audit of our annual financial statements included in our 10-K for fiscal years 2018 and 2019 and related SEC reporting work was $380,000 and $440,000, respectively.

Tax Fees

There were no fees billed by any of the above listed firms in fiscal years 2018 and 2019 for professional services for tax compliance, tax advice or tax planning.

Audit-Related Fees

There were no audit-related fees billed by any of the above listed firms in fiscal years 2018 and 2019.

All Other Fees

There were no fees billed by any of the above listed firms in fiscal years 2018 and 2019 for professional services other than the services described above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents included elsewhere in this annual report on Form 10-K (see F-pages herein regarding financial statement information) are incorporated herein by reference and filed as part of this report:

(1) Financial statements:

The consolidated balance sheets as of December 31, 2019 and 2018, and the consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years ended December 31, 2019 and 2018, together with notes thereto.

(2) Financial statement schedule: None

(3) Exhibits required by Item 601 of Regulation S-K:

Number	Description

3.1	Articles of Incorporation (1)

3.2	Amended and Restated Bylaws (2)

3.3	Amendment to Articles of Incorporation dated as of July 25, 2017 (3)

3.4	Amendment to Articles of Incorporation dated as of October 10, 2017 (4)

3.5	Amendment to Articles of Incorporation dated as of March 9, 2018 (5)

3.6	Amendment to Articles of Incorporation dated as of June 8, 2018 (6)

4.1	Form of July 2019 Unsecured Convertible Note (7)

4.2	Form of August 2019 Unsecured Convertible Note (8)

4.3	Form of September 2019 Unsecured Convertible Note (9)

4.4	Form of First Amendment to January 2018 0% Unsecured Convertible Note (13)
4.5	Form of First Amendment to May 2019 12.0% Unsecured Convertible Note (13)
4.6	Form of First Amendment to July 2019 12.0% Unsecured Convertible Note (13)
4.7	Form of First Amendment to August 2019 12.0% Unsecured Convertible Note (13)
4.8	Form of First Amendment to September 2019 12.0% Unsecured Convertible Note (13)
4.9	Acknowledgment Agreement for April 2018 4.02% Unsecured Promissory Note (13)
4.10	Second Amendment for September 2018 8.0% Unsecured Promissory Note (13)
4.11	Form of First Amendment to October 2018 12.0% Unsecured Convertible Note (13)
4.12	Form of Second Amendment to November 2018 12.0% Unsecured Convertible Note (13)
4.13	Form of First Amendment to November 2018 12.0% Unsecured Convertible Note (13)
4.14	Form of First Amendment to October 2018 12.0% Unsecured Convertible Note (14)
4.15	Form of First Amendment to May 2019 12.0% Unsecured Convertible Note (14)
4.16	Form of First Amendment No. 1 to October 2018 12.0% Unsecured Convertible Note (14)
4.17	Form of Second Acknowledgment to October 2018 12.0% Unsecured Convertible Note (15)
4.18	Form of Amendment No. 2 to October 2018 12.0% Unsecured Convertible Note (15)
4.19	Description of Cool Holdings, Inc. Securities Registered under Section 12 of the Exchange Act of 1934 (+)
10.1	2015 Equity Incentive Plan (10)(*)

Number	Description

10.2	Stock Purchase Agreement by and among Cool Holdings, Inc, Simply Mac, Inc. and GameStop Corp., dated as of May 9, 2019 (11)
10.3	Form of Promissory Note, Reimbursement and Indemnification Agreement and Security Agreement (12)

10.4	Form of Escrow Agreement (12)

10.5	Agreement dated October 28, 2019 among Torque Esports Corp., Ideas & Cars Ltd., Simply Mac, Inc. and Cool Holdings, Inc. (14)

21	Subsidiaries of Cool Holdings, Inc. (+)

23	Consent of Independent Registered Public Accounting Firm (+)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (+)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed on January 30, 2004.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on May 14, 2010.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on December 13, 2019
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 11, 2017.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 12, 2018.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 14, 2018.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 15, 2019.
(8)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed on November 19, 2019.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 26, 2019.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 11, 2016.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on May 9, 2019.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on September 26, 2019.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 25, 2019.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 30, 2019
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 6, 2019
(*)	Indicates a management contract or compensatory plan or arrangement
(+)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COOL HOLDINGS, INC.

May 29, 2020	By:	/s/ Reinier Voigt
Reinier Voigt, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Signature and Title:

May 29, 2019	/s/ Reinier Voigt
Reinier Voigt, Chief Executive Officer and Director (Principal Executive Officer)

May 29, 2020	/s/ Vernon A. LoForti
Vernon A. LoForti, Chief Financial Officer (Principal Financial and Accounting Officer)

May 29, 2020	/s/ Kevin Taylor
Kevin Taylor, Director

May 29, 2020	/s/ Michael Galloro
Michael Galloro, Director

COOL HOLDINGS, INC.

Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Cool Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cool Holdings, Inc. (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases due to the adoption of Accounting Standards Update 2016-02, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Miami, Florida

May 29, 2020

COOL HOLDINGS, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$2,232	$1,147
Restricted cash	1,196	2,012
Trade accounts receivable, net of allowance for doubtful accounts of $39 and $55 as of December 31, 2019 and 2018, respectively	1,557	564
Other accounts receivable	1,701	275
Inventory	7,396	1,030
Prepaid assets	846	248
Current assets of discontinued operations	1,560	7,685
Total current assets	16,488	12,961
Property and equipment, net	858	538
Operating lease right-of-use assets	7,504	—
Intangibles	2,055	—
Goodwill	699	—
Other assets	245	191
Total assets	$27,849	$13,690
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,040	$3,011
Accrued expenses and other current liabilities	5,408	980
Current portion of operating lease liabilities	2,577	—
Notes payable	13,227	4,464
Derivative liability	1,721	—
Current liabilities of discontinued operations	3,792	5,119
Total current liabilities	32,765	13,574
Long-term liabilities:
Notes payable	85	2,873
Operating lease liabilities	5,023	—
Total long-term current liabilities	5,108	2,873
Total liabilities	37,873	16,447
Commitments and Contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000 shares authorized: 25 and 322 shares issued and outstanding as of December 31, 2019 and 2018, respectively	—	—
Common stock, $0.001 par value, 150,000 shares authorized: 43,777 and 7,793 shares issued and outstanding as of December 31, 2019 and 2018, respectively	44	8
Additional paid-in capital	49,074	35,303
Accumulated other comprehensive loss	(1,069)	(1,011)
Accumulated deficit	(58,073)	(37,057)
Total stockholders’ deficit	(10,024)	(2,757)
Total liabilities and stockholders’ deficit	$27,849	$13,690

Accompanying notes are an integral part of these financial statements.

COOL HOLDINGS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands, except per share data)

	For the Year Ended December 31,
	2019	2018
Net sales	$30,385	$11,615
Cost of sales	23,341	10,057
Gross profit	7,044	1,558
Selling, general and administrative expenses	20,293	9,730
Goodwill and intangible impairments	—	1,425
Operating loss	(13,249)	(9,597)
Other income (expense):
Interest expense	(4,876)	(1,229)
Foreign exchange losses	—	(9)
Loss on extinguishment of debt	(4,057)	(1,227)
Decrease in fair value of derivative liability	6,233	—
Other income (expense), net	(600)	1,237
Loss from continuing operations before provision for income taxes	(16,549)	(10,825)
Provision for income taxes	(1)	(221)
Loss from continuing operations	(16,550)	(11,046)
Discontinued operations:
Loss from operations of discontinued business units	(1,836)	(16,225)
Loss on impairment of assets classified as held for sale	(2,630)	—
Loss from discontinued operations	(4,466)	(16,225)
Net loss	$(21,016)	$(27,271)

Loss per share (basic and diluted):
Continuing operations	$(1.40)	$(2.68)
Discontinued operations	(0.38)	(3.93)
Total	$(1.78)	$(6.61)
Basic and diluted weighted-average number of common shares outstanding	11,809	4,128
Comprehensive loss:
Net loss	$(21,016)	$(27,271)
Foreign currency translation adjustments	(58)	(883)
Comprehensive loss	$(21,074)	$(28,154)

Accompanying notes are an integral part of these financial statements.

COOL HOLDINGS, INC.

Consolidated Statements of Stockholders’ Deficit

(Amounts in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, December 31, 2017	4,408	$—	5,781	$1	$7,578	$(128)	$(9,786)	$(2,335)
Exchange of shares in connection with reverse merger	(3,645)	1	(3,994)	1	6,181	—	—	6,183
Sale of common and preferred stock	298	—	1,060	1	5,334	—	—	5,335
Conversions of preferred to common stock	(739)	(1)	739	1	—	—	—	—
Debt exchange	—	—	3,400	3	13,691	—	—	13,694
Cashless warrant exercises	—	—	81	—	—	—	—	—
Exercise of Unitron option	—	—	625	1	(1)	—	—	—
Issuance of warrants and beneficial conversion feature with convertible debt	—	—	—	—	2,060	—	—	2,060
Stock-based compensation expense	—	—	101	—	460	—	—	460
Foreign currency translation	—	—	—	—	—	(883)	—	(883)
Net loss	—	—	—	—	—	—	(27,271)	(27,271)
Balance, December 31, 2018	322	—	7,793	8	35,303	(1,011)	(37,057)	(2,757)
Debt exchange	—	—	16,800	17	8,620	—	—	8,637
Warrant exercises	—	—	382	—	1,154	—	—	1,154
Issuance of warrants and beneficial conversion feature with convertible debt	—	—	—	—	750	—	—	750
Conversions of preferred to common stock	(297)	—	297	—	—	—	—	—
Stock-based compensation expense	—	—	18,505	19	3,247	—	—	3,266
Foreign currency translation	—	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	—	—	(21,016)	(21,016)
Balance, December 31, 2019	25	$—	43,777	$44	$49,074	$(1,069)	$(58,073)	$(10,024)

Accompanying notes are an integral part of these financial statements.

COOL HOLDINGS, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

		For the Year Ended December 31,
		2019	2018
Cash flows from operating activities:
Net loss		$(21,016)	$(27,271)
Less: loss on discontinued operations		(4,466)	(16,225)
Loss from continuing operations		(16,550)	(11,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		391	166
Accretion of debt discount		3,519	800
Non-cash interest		572	—
Loss on debt conversion		4,057	1,227
Impairment of goodwill and intangibles		—	1,425
Loss on disposal of fixed assets		—	1
Provision for (recovery of) bad debts		(19)	45
Provision for obsolete inventory		540	100
Stock-based compensation		3,265	430
Gain on derivative liability		(6,233)	—
Loss on sale of investment securities		—	121
Change in operating assets and liabilities, net of effects of business combinations:
Trade accounts receivable		534	6,242
Other accounts receivable		(1,107)	(120)
Inventory		2,239	(822)
Prepaids	`	(298)	(207)
Other assets		(9)	(183)
Accounts payable		2,792	(5,190)
Accrued expenses		3,235	1,156
Operating lease right of use assets and lease liabilities		69	—
Net cash used in continuing operating activities		(3,003)	(5,855)
Net cash used in discontinued operating activities		332	(1,830)
Net cash used in operating activities		(2,671)	(7,685)
Cash flows from investing activities:
Purchase of property and equipment		(61)	(467)
Cash acquired in reverse merger with Cooltech (Note 14)		—	1,264
Cash acquired in acquisition of Cooltech Canada (Note 15)		—	21
Acquisition of Unitron assets, net of cash acquired (Note 16)		—	(1,432)
Acquisition of Simply Mac, net of cash acquired (Note 17)		(5,145)	—
Net cash used in investing activities		(5,206)	(614)
Cash flows from financing activities:
Borrowings from notes payable		8,051	7,490
Cost of debt issuance		(190)	—
Payment of notes payable		(811)	(1,763)
Sale of common and preferred stock		1,154	5,335
Net cash provided by financing activities		8,204	11,062
Effect of exchange rate changes on cash		(58)	(883)
Net increase in cash and cash equivalents		269	1,880
Cash, cash equivalents and restricted cash, beginning of year		3,159	1,279
Cash, cash equivalents and restricted cash, end of year		$3,428	$3,159
Cash paid for interest		$71	$197
Cash paid for income taxes		$1	$1

Non-cash investing and financing activities:
Conversion of account payable to equity		$164	$1,439
Conversion of notes payable and accrued interest to equity		$8,001	$11,445
Conversion of accounts payable to equity		$—	$1,023
Offset of accounts receivable against notes payable		$—	$561
Application of other accounts receivable to Unitron Asset acquisition consideration		$—	$2,250

The accompanying notes are an integral part of these financial statements.

NOTE 1—ORGANIZATION AND LINE OF BUSINESS

Cool Holdings, Inc. (“Cool Holdings,” “we,” “us,” “our,” or the “Company”) was incorporated in February 1994 in the state of California under the name InfoSonics Corporation (“InfoSonics”) and reincorporated in September 2003 in the state of Maryland. InfoSonics was in the business of sourcing and selling Android-based cell phones and tablets under its verykool® proprietary brand name to big-box retailers and distributors throughout Latin America.  In March 2018, InfoSonics merged with Cooltech Holding Corp. (“Cooltech”) (the “Merger” or “Cooltech Merger”).  As discussed in Note 14, because of the change of control that resulted from the Merger, it was treated as a reverse merger with Cooltech deemed to be acquiring InfoSonics for accounting purposes.  Therefore, the Company’s historical financial statements prior to the Merger reflect those of Cooltech.  In June 2018, InfoSonics changed its name to Cool Holdings.  Subsequent to the Merger, the Company adopted the strategy of Cooltech and worked to wind down the legacy verykool business, which it discontinued by December 31, 2018.  The operating results of the verykool business have been classified as a discontinued operation in the financial statements.  On September 25, 2019, the Company acquired Simply Mac, Inc. (“Simply Mac”), the largest Apple® Premier Partner in the United States. Simply Mac operates on a 52-53 week fiscal year ending on the Saturday closest to January 31st.  Simply Mac’s fiscal December ended on January 4, 2020 and its results for the period from September 25, 2019 through January 4, 2020 are included in the Company’s consolidated financial statements.

Subsequent to December 31, 2019, we sold both of our international subsidiaries located in Argentina and the Dominican Republic in separate transactions.  The sale of the Argentina subsidiary closed on January 31, 2020, and the sale of the Dominican Republic subsidiary closed on April 6, 2020.  Both entities have been classified as discontinued operations in our consolidated financial statements.

Currently, our business is comprised of two reportable segments: (1) our chain of 44 retail consumer electronics stores authorized under the Apple Premier Partner program, and (2) Cooltech Distribution, an authorized distributor to our retail stores and other resellers of Apple products and other consumer electronic brands.  Geographically, all our retail stores are located in the United States.

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

In our retail stores, revenue is recognized at a point in time, which typically is at the time of sale, net of discounts and estimated returns, when collection is reasonably assured and the customer takes possession of the merchandise.  Revenues do not include sales taxes or other taxes collected from customers.  Products sold in our stores typically come with a manufacturer’s warranty, which is an obligation of the manufacturer.  However, our stores also sell AppleCare+ and other third-party plans to customers that provide extended warranty coverage on their device purchases.  Because the service to be provided to the consumer under these plans comes directly from third parties, we do not “obtain substantive control” of the service.  Consequently, we act as the “agent” in the sales transaction rather than the “principal,” and record the transaction on a “net” basis with the cost being netted against the sale and only the margin being recorded as revenue.  For our repair business, revenue is recognized at a point in time, typically upon completion of the repair, and any customer deposits are recorded as liabilities until the service is completed.

For sales by our Cooltech Distribution unit, revenue is recognized when control passes, which generally occurs upon delivery of the product to the customer.  Revenue is recorded net of discounts and estimated returns.

Foreign Currency Transactions

Our now discontinued foreign subsidiaries in Argentina and the Dominican Republic have functional currencies that are not the U.S. Dollar. Assets and liabilities of such subsidiaries are translated to U.S. Dollars using exchange rates in effect at the balance sheet dates. Revenues and expenses are translated at average exchange rates in effect during the period. Translation adjustments are included in stockholders’ deficit in the accompanying consolidated balance sheets as a component of accumulated other comprehensive loss.

The International Practices Task Force (“IPTF”) of the Center for Audit Quality discussed the inflationary status of Argentina at its meeting on May 16, 2018 and categorized Argentina as a country with a projected three-year cumulative inflation rate greater than 100%. Therefore, the Company has transitioned its Argentine operations to highly inflationary status as of July 1, 2018.

For operations such as Argentina in highly inflationary economies, we use the U.S. dollar as the functional currency.  Accordingly, monetary assets and liabilities are remeasured at exchange rates in effect at the balance sheet date, and non-monetary assets and liabilities are remeasured at historical exchange rates. Nonmonetary assets and liabilities existing on July 1, 2018 (the date that the Company adopted highly inflation accounting) were translated using the Argentine Peso to United States Dollar exchange rate in effect on June 30, 2018, which was 28.880. Foreign currency transaction adjustments are reflected in loss on foreign currency translation included in discontinued operations on the accompanying statement of operations. During the years ended December 31, 2019 and 2018, the Company recorded losses on foreign currency translations and transactions of $384,000 and $470,000, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) as defined by U.S. generally accepted accounting principles (GAAP) includes all changes in equity (net assets) during a period from non-owner sources. The Company’s comprehensive loss includes foreign currency translation adjustments, which are excluded from net loss and are reported as a separate component of stockholders’ deficit as accumulated other comprehensive loss.

Cash, Cash Equivalents and Restricted Cash

For consolidated financial statement purposes, cash equivalents are defined as investments which have an original maturity of ninety days or less from the original date of purchase. Cash and cash equivalents consist of cash on hand and in banks. The Company maintains its cash, cash equivalents and restricted cash balances in banks that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation. As of December 31, 2019 and 2018, the Company maintained deposits totaling $2,289,000 and $2,241,000, respectively, with certain financial institutions in excess of federally insured amounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Amounts included in restricted cash are pledged as collateral to banks and restricted to use in support of letters of credit issued to vendors for inventory purchases.  Below is a reconciliation of cash and restricted cash at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Cash	$2,232	$1,147
Restricted cash (short term)	1,196	2,012
Restricted cash (non-current)	—	—
Total	$3,428	$3,159

Trade Accounts Receivable

Trade accounts receivable are comprised primarily of amounts due from the Company’s retail B2B customers, distribution customers, and from financial institutions for the settlement of credit card transactions.  The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. The Company evaluates the collectability of its accounts receivable on an ongoing basis. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. The allowance for doubtful accounts was $39,000 and $55,000 at December 31, 2019 and 2018, respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists primarily of consumer electronics and accessories. The Company writes down its inventory to net realizable value when it is estimated to be slow-moving or obsolete. For the years ended December 31, 2019 and 2018, inventory write-downs were $540,000 and $76,000, respectively.

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

Fair Value of Financial Instruments

The Company measures its financial instruments in its financial statements at fair value or amounts that approximate fair value in accordance with ASC 820, “Fair Value Measurements and Disclosure.”  ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, not adjusted for transaction costs. ASC 820 also establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels giving the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels are described below:

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that is accessible by the Company;

Level 2 Inputs – Quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly;

Level 3 Inputs – Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants.

The Company seeks to measure fair value based upon the lowest level of available input in the fair value hierarchy.  When available, the Company uses quoted market prices to measure fair value. If market prices are not available, fair value measurement is based upon models that use primarily market-based or independently-sourced market parameters. If market observable inputs for model-based valuation techniques are not available, the Company makes judgments about assumptions market participants would use in estimating the fair value of the financial instrument.

Carrying values of the Company’s cash, cash equivalents, restricted cash, trade and other accounts receivable, prepaid expenses, accounts payable, accrued expenses and short-term notes payable approximate their fair values due to the short-term nature and liquidity of these financial instruments.  The Company estimates that the fair value of its notes payable approximates its carrying value based on significant level 2 observable inputs.

As discussed in Note 8, in connection with the issuance by the Company during 2019 of certain convertible notes and warrants, as well as the conversion of certain notes into common stock and warrants, the conversion features and warrants were deemed to qualify as derivatives to be separately accounted for in accordance with ASC 815.  The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2019 (in thousands):

Derivative Liability
Balance, December 31, 2018	$—
Initial recognition of conversion features and warrants	7,954
Change in fair value of derivative liability	(6,233)
Balance, December 31, 2019	$1,721

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

Goodwill and Intangible Assets

Goodwill represents the excess purchase price over tangible net assets and identifiable intangible assets acquired. Intangible assets are recorded apart from goodwill if they arise from a contractual right and are capable of being separated from the entity and sold, transferred, licensed, rented or exchanged individually. We are required to evaluate goodwill and other intangible assets not subject to amortization for impairment at least annually or when circumstances indicate the carrying value of the goodwill or other intangible assets might be impaired. Goodwill has been assigned to reporting units for the purpose of impairment testing. Excluding our verykool unit that was discontinued in the fourth quarter of 2018, we have two operating segments: our retail stores and our Cooltech distribution unit. Within the retail segment, we define our reporting units by their three geographic country locations: Argentina and the Dominican Republic, both of which were classified as discontinued operations at December 31, 2019, and the United States.  The 2018 annual impairment tests for Argentina and the United States were performed as of October 1, 2018, while the annual impairment test for the Dominican Republic was performed as of December 31, 2018.  As a result of those impairment tests, all of our goodwill and intangible assets were fully impaired as of December 31, 2018. The 2019 annual impairment test was performed on October 6, 2019 and resulted in no impairment recognized.

In order to test goodwill for impairment, we compare a reporting unit’s carrying amount to its estimated fair value. If the reporting unit’s carrying value exceeds its estimated fair value, then an impairment charge is recorded in the amount of the excess, limited to the amount of the goodwill in the reporting unit. The estimated fair value of a reporting unit is determined based on a combination of enterprise market valuation methods including (1) income approach using discounted cash flow analysis based on our long-term financial forecasts, (2) market approach using data for comparable market transactions, and (3) asset approach valuing the individual assets of the reporting unit. The discounted cash flows analysis requires significant assumptions including, among others, a discount rate and a terminal value.  The Company elected to early adopt ASU 2017-04, Intangibles-Goodwill and Other (ASC Topic 350) on January 1, 2018, which eliminates step 2 from the impairment test. Goodwill impairment charges of $13.7 million were recognized in 2018, including $12.3 million included in discontinued operations. See Note 6, "Goodwill and Intangible Assets" for additional information.

Our definite-lived intangible assets consist primarily of trade names and covenants not to compete recorded as a result of business acquisitions. The estimated useful life and amortization methodology of intangible assets are determined based on the period in which they are expected to contribute directly to cash flows. Intangible assets that are determined to have a definite life are amortized over that period.  During 2019, the Company determined that certain intangible assets were impaired and, accordingly, recorded impairment charges of $630,000, which amount is included in loss from discontinued operations.

Stock-Based Compensation

The Company’s share-based compensation plans are described in Note 11. The Company measures compensation cost for all employee stock-based awards at fair value on the date of grant and recognizes compensation expense, net of estimated forfeitures, over the requisite service period, usually the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model.  Effective January 1, 2018, the Company adopted ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment awards to nonemployees. As a result, stock-based awards granted to consultants and non-employees are accounted for in the same manner as awards granted to employees and directors as described above.

Advertising Expense

The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the years ended December 31, 2019 and 2018 was $89,000 and $99,000, respectively.

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

Common shares from exercise of certain options and warrants are excluded from the computation of diluted earnings (loss) per share when their exercise prices are greater than the Company’s weighted-average stock price for the period. For the years ended December 31, 2019 and 2018, the number of such shares excluded was 4,937,000 and 161,000, respectively.  In addition, for the year ended December 31, 2019, because their inclusion would have been anti-dilutive to the loss calculation, common shares from exercise of 26,347,000 in-the-money warrants and 25,000 preferred shares were excluded from the computation of net loss per share. For the year ended December 31, 2018, because their inclusion would have been anti-dilutive to the loss calculation, common shares from exercise of 5,192,000 in-the-money warrants and 322,000 preferred shares were excluded from the computation of net loss per share.  Additionally, the Company has warrants outstanding with undetermined exercise prices and an undertermined number of underlying shares, which were issued with debt (see Note 8).

All share and per share numbers in this report have been retroactively restated for the Company’s one-for-five reverse stock split effected in March 2018.

Geographic Reporting

The Company allocates revenues to geographic areas based on the location where our retail stores are located or, in the case of Cooltech Distribution, the countries to which the product is shipped.  Currently, all retail stores are located in the United States.

Major Suppliers

The Company purchases its Apple products either directly from Apple or from major distributors, depending on availability of product and credit lines at the time of purchase.  Ultimately, Apple is the sole source of supply of Apple products, and the Company’s business is highly dependent on Apple for its supply of current and future products.  Approximately 70% and 48% of the Company’s sales for 2019 and 2018, respectively, are comprised of sales of Apple products.  In addition, the growth of our business is highly dependent upon our relationship with Apple in providing us with the licenses and approvals necessary to expand our footprint into various countries and regions around the world.  Apple has very strict performance standards and guidelines that we must achieve and adhere to in order to be successful and continue to receive their support.  Consequently, our performance deterioration or failure to adhere to their guidelines could jeopardize our strategy and adversely affect our financial performance.

During the year ended December 31, 2019, the Company’s three largest suppliers accounted for 52%, 19% and 14%, respectively, of total cost of sales. During the year ended December 31, 2018, the Company’s three largest suppliers accounted for 47%, 18% and 9%, respectively, of total cost of sales.

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

In both 2019 and 2018, no customer represented 10% or more of the Company’s total net sales.  Three customers represented 10% or more of accounts receivable at December 31, 2019, individually representing 23%, 21% and 17% of receivables.  Three customers represented 10% or more of accounts receivable at December 31, 2018, individually representing 19%, 17% and 17% of receivables.

Recently Adopted Accounting Pronouncements:

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The guidance in ASU 2016-02 and subsequently issued amendments required lessees to capitalize virtually all leases with terms of more than twelve months on the balance sheet as a right-of-use asset and recognize an associated lease liability. Entities were allowed to apply the modified retrospective approach (1) retrospectively to each comparative period presented (comparative method) or (2) retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment (effective date method). ASU 2016‑02 was effective for public companies for interim and annual reporting periods beginning after December 15, 2018.  The Company adopted the new standard on January 1, 2019 using the effective date method.  Therefore, upon adoption, the Company recognized and measured leases without revising comparative period information or disclosures.  The Company implemented the transition package of three practical expedients permitted within the standard, which among other things, allows for the carryforward of historical lease classifications. As a result of adopting the new standard on January 1, 2019, the Company recorded initial right-of-use assets of $4,642,000, which includes $304,000 related to discontinued operations, with a corresponding initial lease liability, which was also adjusted by reclassifications of existing assets and liabilities primarily related to deferred rent. The adoption of this new standard did not have a material impact on the Company’s consolidated results of operations or cash flows.

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

Accounting Pronouncements Issued (Not adopted yet):

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

Other Accounting Standards Updates not effective until after December 31, 2019 are not expected to have a material effect on the Company’s financial position or results of operations.

Prior Period Reclassifications:

Certain operating expenses in the Company’s consolidated statement of operations for the year ended December 31, 2018 were reclassified to conform to their presentation for the year ended December 31, 2019.

NOTE 3—GOING CONCERN CONSIDERATIONS

In accordance with the guidance issued by the FASB under ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, the Company is required to evaluate each reporting period whether there is substantial doubt about its ability to continue as a going concern.  In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the date the Company’s financial statements are issued. Management considered the Company’s current financial condition and liquidity sources, including current funds and available working capital, forecasted future cash flows and the Company’s conditional and unconditional obligations due within one year from the date of issuance of the financial statements.  Because the Company has sustained significant losses over the past two years and its total liabilities exceed its total assets, management has substantial doubt that the Company could remain independent and continue as a going concern for the required period of time if it were not able to refinance or restructure its existing debt and raise additional capital to fund its working capital needs and achieve positive cash flows from operations. Subsequent to December 31, 2019, the Company restructured a significant portion of its debt (Note 18).  These consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

NOTE 4—DISCONTINUED OPERATIONS

During the fourth quarter of 2018, the Company completed the closure of the verykool business segment that had been the legacy business of InfoSonics prior to the Merger.  By December 31, 2018, the verykool product inventory was substantially liquidated, the trade name was sold, remaining assets consisted primarily of accounts receivable, and remaining liabilities consisted primarily of estimated warranty obligations and a $250,000 note payable to a vendor that was repaid in March 2019.  The historical results of the verykool segment, including the impairment of goodwill assigned to the segment at the time of the Merger, are reported as discontinued operations in our consolidated financial statements for all periods from the merger through December 31, 2019.

As discussed in Note 18, subsequent to December 31, 2019, the Company sold OneClick Argentino, its business unit in Argentina, and Verablue Caribbean Group, its business unit in the Dominican Republic.  Consequently, these business units, plus OneClick International, the wholly owned parent of the two business units, are also reported as discontinued operations in our consolidated financial statements for all periods presented.

The results of discontinued operations for 2018 are as follows (in thousands):

	Verykool	OneClick International	OneClick Argentino	Verablue Caribbean	TOTAL
Net sales	$6,486	$1,908	$9,046	$1,607	$19,047
Cost of sales	6,876	1,673	6,154	1,244	15,947
Gross profit (loss)	(390)	235	2,892	363	3,100
Selling, general and administrative expenses	1,457	950	3,452	567	6,426
Goodwill and intangible impairments	3,343	354	4,143	4,475	12,315
Operating loss	(5,190)	(1,069)	(4,703)	(4,679)	(15,641)
Other income (expense), net	39	(90)	(537)	6	(582)
Loss from discontinued operations before income taxes	(5,151)	(1,159)	(5,240)	(4,673)	(16,223)
Provision for income taxes	(2)	—	—	—	(2)
Net loss from discontinued operations	$(5,153)	$(1,159)	$(5,240)	$(4,673)	$(16,225)

The results of discontinued operations for 2019 are as follows (in thousands):

	Verykool	OneClick International	OneClick Argentino	Verablue Caribbean	TOTAL
Net sales	$47	$1	$8,029	$3,849	$11,926
Cost of sales	118	13	5,374	2,783	8,288
Gross profit (loss)	(71)	(12)	2,655	1,066	3,638
Selling, general and administrative expenses	(16)	501	2,703	1,057	4,245
Goodwill and intangible impairments	—	630	—	—	630
Operating loss	(55)	(1,143)	(48)	9	(1,237)
Loss on assets held for sale	—	—	(1,932)	(698)	(2,630)
Other income (expense), net	25	(14)	(678)	(8)	(675)
Loss from discontinued operations before income taxes	(30)	(1,157)	(2,658)	(697)	(4,542)
Provision for income taxes	(2)	—	—	78	76
Net loss from discontinued operations	$(32)	$(1,157)	$(2,658)	$(619)	$(4,466)

Assets of discontinued operations held for sale at December 31, 2019 are as follows (in thousands):

	OneClick Argentino	Verablue Caribbean	TOTAL
Cash	$256	$51	$307
Trade accounts receivable	682	42	724
Other accounts receivable	272	389	661
Inventory	916	447	1,363
Prepaid assets	27	11	38
Total current assets	2,153	940	3,093
Property and equipment, net	76	196	272
Operating lease right-of-use assets	98	178	276
Other assets	—	30	30
Total assets of discontinued operations held for sale	2,327	1,344	3,671
Valuation allowance	(1,932)	(698)	(2,630)
Net assets of discontinued operations held for sale	$395	$646	$1,041

Liabilities of discontinued operations held for sale at December 31, 2019 are as follows (in thousands):

	OneClick Argentino	Verablue Caribbean	TOTAL
Accounts payable	$769	$282	$1,051
Accrued expenses	546	20	566
Operating lease liabilities	99	182	281
Total liabilities	$1,414	$484	$1,898

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of the dates presented (in thousands):

	December 31,
	2019	2018
Machinery and equipment	$224	$109
Furniture and fixtures	371	113
Leasehold improvements	872	573
Subtotal	1,467	795
Less accumulated depreciation and amortization	609	257
Total	$858	$538

Depreciation and amortization expense of property and equipment was $354,000 and $166,000 for the years ended December 31, 2019 and 2018, respectively.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill related to our various reporting units for the years ended December 31, 2019 and 2018 were as follows (in thousands):

			Discontinued Operations
	OneClick USA	Simply Mac	Verykool Products	OneClick Argentina	OneClick Dominican Republic	Total
Balance at December 31, 2017	$1,425	$—	$—	$4,511	$—	$5,936
2018 acquisitions	—	—	3,343	—	4,399	7,742
Impairment charge	(1,425)	—	(3,343)	(4,511)	(4,399)	(13,678)
Balance at December 31, 2018	—	—	—	—	—	—
2019 acquisitions	—	699	—	—	—	699
Balance at December 31, 2019	$—	$699	$—	$—	$—	$699

The Company performs an impairment test of goodwill on an annual basis during the fourth quarter, or when circumstances indicate that the carrying value of goodwill might be impaired. As a result of our annual impairment test in the fourth quarter of fiscal 2018, the Company recognized goodwill impairment charges totaling $13,678,000, of which $12,253,000 was related to reporting units classified as a discontinued operations.

Definite-lived Intangible Assets

The changes in the carrying amounts of definite-lived intangible assets related to our various reporting units for the years ended December 31, 2019 and 2018 were as follows (in thousands):

		Discontinued Operations
	Simply Mac	OneClick International	OneClick Dominican Republic	Total
Balance at December 31, 2017	$—	$1,135	$—	$1,135
2018 acquisition	—	—	76	76
Amortization	—	(252)	(14)	(266)
Impairment charge	—	—	(62)	(62)
Balance at December 31, 2018	—	883	—	883
2019 acquisition	2,092	—	—	2,092
Amortization	(37)	(253)	—	(290)
Impairment charge	—	(630)	—	(630)
Balance at December 31, 2019	$2,055	$—	$—	$2,055

During 2018, the Company evaluated the intangibles in connection with its annual goodwill impairment analysis and recognized an impairment charge of $62,000 related to the write-off of the tradename and covenant not-to-compete from the Unitron acquisition.  During 2019, the Company recognized an impairment charge of $630,000 related to the write-off of the OneClick tradename and covenant not-to-compete.

The Company’s definite-lived intangible asset at December 31, 2019 is comprised of the Simply Mac trade name arising from the September 25, 2019 acquisition of Simply Mac. The Simply Mac trade name is being amortized over 15 years.  Amortization expense for the year ended December 31, 2019 was $37,000.  The carrying value of intangible assets at December 31, 2019 consisted of the following (in thousands):

Simply Mac Tradename	$2,092
Less accumulated amortization	(37)
Total	$2,055

NOTE 7—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2019 and 2018, accrued expenses consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued compensation (wages, benefits, severance, vacation)	$1,421	$454
Customer deposits and overpayments	152	2
Accrued product costs	430	—
Accrued interest	798	140
Accrued sales taxes	915	—
Accrued income taxes	220	220
Other accruals	1,472	164
Total	$5,408	$980

NOTE 8—NOTES PAYABLE

Notes payable consisted of the following at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
8% secured promissory notes due February 2019	$—	$250
0% convertible notes due January 2021	91	275
4% promissory note due December 2020	500	847
0% promissory note due April 2019	—	418
8% promissory note due March 2021	—	2,107
12% convertible notes due October 2019	1,775	4,000
12% convertible notes due November 2019	400	1,220
12% convertible notes due May 2020	1,500	—
12% convertible notes due July, August and September 2020	4,235	—
12% secured promissory note due September 2020	7,858	—
Total face amount	16,359	9,117
Unamortized discount	(3,047)	(1,780)
Total carrying value	13,312	7,337
Amount classified as current	13,227	4,464
Amount classified as long-term	$85	$2,873

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

In January 2018, the Company issued an aggregate of $1,000,000 of 3-year 0% convertible notes and warrants.  The notes are convertible into an aggregate of 570,287 shares of common stock of the Company and the warrants are exercisable for 570,287 shares of common stock of the Company at an exercise price of $9.15 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants, and the conversion feature, which was determined to be a Beneficial Conversion Feature, was recorded at fair value based on the difference between the closing market price of the Company’s stock on the date of the transaction and the implied conversion price in the fair value of the debt.  The valuation assumed a 105% volatility rate of the Company’s common stock, a risk-free interest rate of 2.20% and a credit spread of 7.70%.  The warrants were assigned a value of $127,000 and the conversion feature was assigned a value of $144,000.  The remaining value of $729,000 was assigned to the debt.  The aggregate discount of $271,000 is being amortized to interest expense over the 3-year life of the notes on a straight-line basis.  In connection with the debt exchange on August 15, 2018 (see Note 11), holders of an aggregate principal amount of $725,000 of the notes converted their notes to common stock, leaving a principal balance of $275,000 outstanding at December 31, 2018.  The unamortized discount related to the converted notes amounted to $163,000, which amount was included in the loss on debt extinguishment.  Excluding this amount, accretion of the discount for the year ended December 31, 2018 amounted to $45,000.  In connection with the debt exchange in October 2019 (see Note 11), holders of an aggregate principal amount of $184,000 of the notes converted their notes into common stock, leaving a principal balance of $91,000 outstanding at December 31, 2019.  The unamortized discount related to the converted notes amounted to $15,000, which amount was included in the loss on debt extinguishment.  Excluding this amount, discount accretion on these notes for the year ended December 31, 2019 amounted to $33,000.  Subsequent to December 31, 2019, the $91,000 remaining note was converted into common stock.

In April 2018, the Company issued a $1,000,000 installment note bearing interest at 4.02% per annum due April 30, 2021.  The note specified varying monthly payments of principal and interest through 2021. The Company paid down the principal balance to $847,000 during 2018 and $704,000 during 2019. In connection with the debt exchange in October 2019 (see Note 11), $204,000 of the note plus accrued interest was converted into common stock, leaving an outstanding balance of $500,000.  Subsequent to December 31, 2019, the note was amended so that the outstanding balance plus accrued interest at 6% from March 24, 2020 are now due on December 31, 2020.

In August 2018, in connection with the Unitron acquisition described in Note 16, the Company assumed the remaining balance of the $868,000, 0% promissory notes with $450,000 paid in October 2018 and $418,000 paid in April 2019.

In September 2018, the Company entered into a Note Consolidation Agreement with a lender in which 12 promissory notes and associated accrued interest were consolidated into a single unsecured 8% promissory note in the principal amount of $2,107,000.  The notes were due in a lump sum on March 31, 2021 with interest compounding annually.  Because the present value of the cash flows under the terms of the new debt instrument was less than 10% different from the present value of the aggregate remaining cash flows under the terms of the original instruments, the debt instruments were not considered to be substantially different and the transaction was not considered a debt extinguishment.  In connection with the debt exchange in October 2019 (see Note 11), this note plus accrued interest was converted into common stock.

In October 2018, the Company issued an aggregate of $4,000,000 of 1-year 12% convertible notes and warrants. The notes were convertible at the option of the holder after six months from the date of issuance into an aggregate of 941,181 shares of common stock of the Company and the warrants were exercisable for 470,592 shares of common stock of the Company at an exercise price of $4.25 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants, and the conversion feature, which was determined to be a Beneficial Conversion Feature, was recorded at fair value based on the difference between the closing market price of the Company’s stock on the date of the transaction and the implied conversion price in the fair value of the debt.  The valuation assumed a 90% volatility rate of the Company’s common stock, a 25% discount on the value of the underlying stock due to trading restrictions, and a risk-free interest rate of 2.47%.  The warrants were assigned a value of $769,000 and the conversion feature was assigned a value of $1,173,000.  The remaining value of $2,058,000 was assigned to the debt.  The aggregate discount of $1,942,000 is being amortized to interest expense over the 1-year life of the notes on a straight-line basis, which approximates the effective interest method.  Accretion of the discount for the year ended December 31, 2018 amounted to $324,000.  In connection with the debt exchange in October 2019 (see Note 11), holders of an aggregate principal amount of $2,225,000 of the notes converted their notes plus accrued interest into common stock, leaving a principal balance of $1,775,000 outstanding at December 31, 2019.  The unamortized discount related to the converted notes amounted to $8,000, which amount was included in the loss on debt extinguishment.  Excluding this amount, discount accretion on these notes for the year ended December 31, 2019 amounted to $1,610,000.  In December 2019, $1,300,000 of the notes were extended to February 2020, and the Company committed to collateralize the notes.  Subsequent to December 31, 2019, $1,700,000 of the remaining balance plus accrued interest was converted to common stock, and the $75,000 note was amended so that the outstanding balance plus accrued interest at 6% from November 1, 2019 are now due on June 30, 2020.

In November 2018, the Company issued an aggregate of $1,220,000 of 1-year 12% convertible notes and warrants. The notes were convertible at the option of the holder after six months from the date of issuance into an aggregate of 277,274 shares of common stock of the Company and the warrants are exercisable for 138,638 shares of common stock of the Company at an exercise price of $4.40 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants.  The conversion feature was not assigned any value as the implied conversion price in the fair value of the debt was higher than the closing market price of the Company’s stock on the date of the transaction.  The valuation assumed a 90% volatility rate of the Company’s common stock, a 25% discount on the value of the underlying stock due to trading restrictions, and a risk-free interest rate of 2.52%.  The warrants were assigned a value of $118,000 and the remaining value of $1,102,000 was assigned to the debt.  The discount of $118,000 is being amortized to interest expense over the 1‑year life of the notes on a straight-line basis.  Accretion of the discount for the year ended December 31, 2018 amounted to $10,000.  In connection with the debt exchange in October 2019 (see Note 11), holders of an aggregate principal amount of $820,000 of the notes converted their notes plus accrued interest into common stock, leaving a principal balance of $400,000 outstanding at December 31, 2019.  The unamortized discount related to the converted notes amounted to $5,000, which amount was included in the loss on debt extinguishment.  Excluding this amount, discount accretion on these notes for the year ended December 31, 2019 amounted to $104,000.  Subsequent to December 31, 2019, the remaining $400,000 note was converted to common stock, with unpaid interest of $64,000 payable by September 24, 2020.

In May 2019, the Company issued an aggregate of $3,500,000 of 1-year 12% convertible notes and warrants. The notes were convertible at the option of the holder after six months from the date of issuance into an aggregate of 1,258,996 shares of common stock of the Company and the warrants are exercisable for 629,500 shares of common stock of the Company at an exercise price of $2.72 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants, and the conversion feature, which was determined to be a Beneficial Conversion Feature, was recorded at fair value based on the difference between the closing market price of the Company’s stock on the date of the transaction and the implied conversion price in the fair value of the debt.  The valuation assumed a 105% volatility rate of the Company’s common stock, a 30% discount on the value of the underlying stock due to trading restrictions, and a risk-free interest rate of 2.33%.  The warrants were assigned a value of $507,000 and the conversion feature was assigned a value of $243,000.  In addition, the Company incurred fundraising costs of $190,000, which were recorded as an additional discount.  The remaining value of $2,750,000 was assigned to the debt.  The aggregate discount of $940,000 is being amortized to interest expense over the 1-year life of the notes on a straight-line basis, which approximates the effective interest method.  In connection with the debt exchange in October 2019 (see Note 11), holders of an aggregate principal amount of $2,000,000 of the notes converted their notes plus accrued interest into common stock, leaving a principal balance of $1,500,000 outstanding at December 31, 2019.  The unamortized discount related to the converted notes amounted to $304,000, which amount was included in the loss on debt extinguishment.  Excluding this amount, discount accretion on these notes for the year ended December 31, 2019 amounted to $485,000.  Subsequent to December 31, 2019, the $1,500,000 remaining balance plus accrued interest was converted to common stock.

In July, August and September 2019, the Company issued a number of tranches of 1-year 12% convertible notes and warrants with an aggregate principal amount of $4,551,000.  The notes and warrants are convertible/exercisable at the option of the holders into the Company’s shares of common stock at any time during their respective exercisability period commencing on the date the Company obtains shareholder or other required regulatory approvals to permit the conversion of the notes (the “Approval Date”). The funds raised from the issuance of these notes were used to finance the acquisition of Simply Mac.  At the time of issuance of the notes, both the note conversion prices and the warrant exercise prices were structured to be a discount to the current market price of the Company’s stock, certain notes at a 20% discount to the 5-day closing average price and others at a 30% discount to the 2-day volume weighted average price.  However, in order to issue the convertible notes and warrants below market, shareholder approval was required according to Nasdaq rules to which the Company was subject at the time.  Consequently, the trigger date for the conversion and warrant pricing was set as the Approval Date.  In accordance with ASC 815, the conversion options embedded in the respective notes meet the criteria of a derivative instrument liability and are bifurcated from the host debt contract. Similarly, the warrants meet the criteria of a freestanding derivative instrument liability. Accordingly, the notes and warrants are recorded at fair value as of the respective issuance dates and marked-to-market at subsequent reporting dates with the changes recorded as gains or losses.  Based on facts and circumstances as of the respective measurement dates, a Monte-Carlo simulation, a continuous stochastic-process of randomly generating values for uncertain variables, was utilized in determining the fair value of the notes and warrants.  This valuation methodology provides the ability and flexibility of capturing the variability and uncertainty underlying the instruments’ unique conditions, features, and terms.  The valuations assumed a 70% expected annualized equity volatility rate of the Company’s common stock.  Determination of this rate began with the full-observed historical volatility of the stock dating back to March 2018, immediately following the announcement of completion of the Cooltech merger and related stock split.  It was noted that the Company did not have any exchange-traded options since the merger from which to obtain an implied volatility.  Certain adjustments were then applied to the full-observed historical volatility in the form of excluding the effects of the Company’s extraordinarily-significant announcements and events during such period and capturing market participants’ views of pricing convertible notes (compared to own non-convertible debt with similar maturity or publicly-traded comparable debt issuances) and illiquid shares and warrants. Considering the utilization of unobservable inputs, as defined by ASC 820, the fair value of the notes and warrants as of the respective issuance dates and at December 31, 2019 are level 3 measurements.  As a result of the valuation methodology, the conversion feature was assigned a value of $2,471,000 and the warrants were assigned a value of $1,897,000.  The remaining value of $182,000 was assigned to the debt.  The aggregate discount of $4,368,000 is being amortized to interest expense over the 1-year life of the notes on a straight-line basis, which approximates the effective interest method.  In connection with the debt exchange in October 2019 (see Note 11), holders of an aggregate principal amount of $316,000 of the notes converted their notes plus accrued interest into common stock, leaving a principal balance of $4,235,000 outstanding at December 31, 2019.  The unamortized discount related to the converted notes amounted to $190,000, which amount was included in the loss on debt extinguishment.  Excluding this amount, discount accretion on these notes for the year ended December 31, 2019 amounted to $1,288,000.  Subsequent to December 31, 2019, the $4,235,000 remaining balance plus accrued interest was converted to common stock.

On September 25, 2019, in connection with the acquisition of Simply Mac discussed in Note 17, the Company issued a $7,858,000 secured promissory note to GameStop.  The note bore interest at a rate equal to 12% per annum and called for the Company to make four equal installment payments of $1,965,000, plus accrued interest, on each 3 month anniversary of the note.  The note was secured by, among other things, the Simply Mac inventory and accounts receivable.  The first installment payment was due on December 25, 2019, but the Company was unable to make the payment.  Consequently, at December 31, 2019, the note was in default, and GameStop provided the Company with an official Notice of Default on January 15, 2020.  As described in Note 18, on March 11, 2020, the Company and GameStop entered into agreements to amend the note so it is no longer in default.

Interest expense for notes payable for the years ended December 31, 2019 and 2018 amounted $4,867,000 and $1,153,000, respectively, including accretion of discounts of $3,519,000 and $629,000, respectively.

Derivative Liability:  As noted above, the $4,368,000 discount applied against the July, August and September convertible notes to account for the convertibility feature and warrants was recorded as a derivative liability on the Company’s balance sheet.  At December 31, 2019, although the Company was no longer subject to Nasdaq requirements for shareholder approval, it was determined that the conversion features and and warrants did not have fixed conversion or exercise prices.  Accordingly, these instruments continued to be accounted for as derivative liabilities.  The Company used the same methodology as described above to value the derivative liabilities at December 31, 2019.  In connection with the debt exchange in October 2019 (see Note 11), the Company issued warrants valued at $3,586,000 that were also recorded as derivative liabilities.  These warrants were valued at issuance date and at December 31, 2019 utilizing the methodology described in Note 11, and are level 3 measurements.  Total derivative liabilities of $7,954,000 were marked-to-market at December 31, 2019, at which date the fair market value amounted to $1,721,000.  The decrease of $6,233,000 was recorded as other income in the Company’s statement of operations for the year ended December 31, 2019.

NOTE 9—INCOME TAXES

The Company is subject to U.S. federal income tax, as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2016 through 2019 remain open to examination by the taxing authorities due to the carryforward of unutilized net operating losses. As of December 31, 2019, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

Components of the income tax provision are as follows for the years ended December 31 (in thousands):

	2019	2018
Current tax provision:
Federal	$—	$—
State	(1)	(1)
Foreign	—	(220)
Total	(1)	(221)
Deferred tax provision:
Federal	—	—
State	—	—
Total	—	—
Change in valuation allowance	—	—
Total provision for income taxes	$(1)	$(221)

A reconciliation of income taxes computed by applying the federal statutory income tax rate of 21.0% to loss from continuing operations before income taxes to the recognized income tax provision reported in the accompanying consolidated statements of operations is as follows for the years ended December 31 (in thousands):

	2019	2018
Income tax at U.S. federal statutory rate	$(3,475)	$(2,273)
State taxes, net of federal benefit	1	2
Non-deductible expenses	908	1,190
Foreign income tax rate differential	37	(73)
Valuation allowance	2,013	194
Other	517	1,181
Total provision for income taxes	$1	$221

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

	December 31,
	2019	2018
Non-current deferred tax assets:
Net operating loss	$3,614	$2,221
Accrued compensation	352	465
Lease liability	1,926	—
Derivative liability	436	—
Interest expense	553	211
Intangible assets	—	329
Other accruals and reserves	341	45
Depreciation	292	98
Total	7,514	3,369
Valuation allowance	(4,650)	(3,290)
Net deferred tax assets	2,864	79
Deferred tax liabilities:
Intangible assets	(192)	—
Right of use assets	(1,902)	—
Other accruals and reserves	—	(5)
Debt discount	(770)	(74)
Net deferred tax liabilities	(2,864)	(79)
Net deferred tax accounts	$—	$—

At December 31, 2019, the Company had available net operating loss carryforwards of approximately $27,500,000 for federal income tax purposes, of which $24,900,000 were generated after 2017 and can be carried forward indefinitely under the Tax Cuts and Jobs Act.  The remaining federal net operating losses of $2,600,000, which were generated prior to 2018, will start to expire in 2027 if not utilized.  Approximately $19,000,000 of the Company’s federal net operating loss carryforward was attributable to continuing operations, and approximately $8,500,000 was attributable to discontinued operations.  At December 31, 2019, the Company had available net operating loss carryforwards for state tax purposes of approximately $32,800,000 that will begin to expire in 2027 if not utilized.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred, or that occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.  These ownership changes may limit the amount of the net operating loss carryover that can be utilized annually to offset future taxable income.  In general, an “ownership change” as defined by Section 382 results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.  The Company believes that ownership changes occurred in December 2016, March 2018 and August 2018.  As a result, the deferred tax asset associated with the Company’s federal and state net operating loss carryforward has been reduced based on the estimated amount of the Section 382 limitation.  The Company estimates that approximately $18.9 million of its federal and state net operating loss carryforwards cannot be used in future years.

Following the Company’s adoption on January 1, 2007 of ASC 740-10 regarding accounting for uncertainty in income taxes, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with the guidance. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of that review, the Company concluded there were no uncertain tax positions and no cumulative effect on retained earnings at the time of adoption. Subsequent to that date of adoption through December 31, 2019, the Company has continued to evaluate its tax positions and concluded that it has not had any material uncertain tax positions.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its retail stores, distribution center and corporate and administrative office facilities under operating lease agreements which expire through June 2027. Stores range in size from small stores of only 1,000 sq.ft. to larger stores of up to 5,200 sq.ft.  Store leases typically provide for an initial lease term of three to four years, while certain leases have terms of up to ten years. Certain leases have provisions calling for percentage rent, in addition to base rent, once sales exceed a minimum threshold.  However, the Company believes that the minimum thresholds in such leases exceed the level of sales expected to be generated by the stores during the term of the lease.  Certain leases also contain renewal options, but such options are not recognized by the Company as part of its right-of-use assets or lease liabilities because the Company does not believe it is reasonably certain it will exercise such options, due to the uncertainty of future store financial performance or the ability of the property to generate sufficient customer traffic.  Operating lease expense was $2,212,000 and $1,674,000 for the years ended December 31, 2019 and 2018, respectively.

Supplemental lease information as of December 31, 2019 is as follows ($ in thousands):

Operating right of use assets	$7,504
Current operating lease liabilities	$2,577
Long-term operating lease liabilities	$5,023
Weighted-average remaining lease term in years	3.88
Weighted-average discount rate	12%

As of December 31, 2019, maturities of lease liabilities are as follows (in thousands):

Years Ending December 31,
2020	$3,311
2021	2,309
2022	1,416
2023	1,049
2024	473
Thereafter	992
Total lease payments	9,550
Less: interest	(1,950)
Total	7,600
Less: current portion	2,577
Long-term portion	$5,023

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

NOTE 11—STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of 0% Series A Convertible Preferred Stock. As of December 31, 2019, a total of 25,000 shares were outstanding.  The preferred shares rank senior to the common stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding-up of the Company, and are entitled to vote on all shareholder matters.  The preferred shares are essentially convertible into common stock of the Company on a one-for-one basis at the election of the holder.

On March 12, 2018, in connection with the Cooltech Merger, the Company issued 763,000 preferred shares.  On June 1, 2018, in connection with a sale of stock and warrants described further below, the Company issued an additional 298,000 preferred shares.  During the remainder of 2018, holders of 739,000 preferred shares elected to convert their preferred shares into common shares.  In 2019, the holder of 297,000 preferred shares converted its preferred shares into common shares.

As of December 31, 2017, Cooltech had 4,408,000 Series A Convertible Preferred Stock outstanding, all of which was exchanged into shares of the Company’s stock upon the Merger.

Common Stock and Warrants

The Company has authorized the issuance of 150,000,000 shares of common stock. This represents a 110,000,000 increase from 40,000,000 shares authorized at December 31, 2017, which increase was approved on March 7, 2018 by shareholders in connection with the Cooltech Merger.  As of December 31, 2019, a total of 43,776,992 shares were outstanding.

On March 9, 2018, the Company effected a 1-for-5 reverse stock split in order to achieve the $4.00 minimum bid price required by NASDAQ for a new issuer listing that was triggered by the change of control that resulted from the Merger.  All references to shares and per share amounts have been restated to give effect to this reverse split.

On March 12, 2018, in connection with the closing of the Merger and as further discussed in Note 14, the Company issued 1,111,000 shares to Cooltech shareholders in exchange for their stock.  In addition, the Company completed a $1,750,000 private placement of 175,000 shares of common stock at a purchase price of $10.00 per share and warrants to purchase 175,000 shares of common stock at $12.10 per share with investors related to Cooltech.

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

On August 15, 2018, the Company entered into debt exchange agreements with twenty-one holders of certain then outstanding promissory notes in the principal amount of $11,019,000 and related accrued interest of $426,000. The aggregate amount owed of $11,445,000 was exchanged into 3,110,000 units at a price of $3.68 per unit (the “Exchange”).  Each unit was comprised of one share of Company common stock and a warrant to purchase one common share at an exercise price of $3.56 per share.  The warrants, which have a cashless exercise feature, are exercisable beginning February 15, 2019 and expire August 15, 2021.  The Exchange was made in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “Act”), as amended, provided by Section 3(a)(9) of the Act.  All of the common stock issued in the transaction were “restricted securities,” as defined in Rule 144(a)(3), promulgated under the Act.  The fair value of the restricted stock on the date of issuance was estimated to be $8,280,000 using a 25% discount for trading restrictions computed using a risk-free interest rate of 2.23% for the 6-month hold period and an expected volatility of 90% based on the Company’s historical stock price fluctuation.  The fair value of the warrants was estimated at $4,292,000 using the Black-Scholes pricing model and assuming, a 25% discount on the value of the underlying stock due to trading restrictions, a risk-free interest rate of 2.68% based on the U.S. Treasury rate then in effect, a 3-year life and an expected volatility of 90% based on the Company’s historical stock price fluctuations for a 3-year period.  The combined value of the stock and warrants was $12,572,000, and the Company recorded a loss on early extinguishment of debt of $1,127,000.

On August 17, 2018, as discussed in Note 16, the Company exercised an option to acquire the assets of a chain of seven retail electronics stores in the Dominican Republic referred to as the “Unitron Assets.”  The Option Agreement, as amended, was issued on January 5, 2018 as part of the Company’s Merger with Cooltech.  The Option Agreement provided that upon exercise of the Option by the Company, the Cooltech shareholders at the date of the merger would receive 625,000 shares of the Company’s common stock that was originally carved out of the Merger consideration when the Unitron acquisition had to be unwound as a result of the inability to produce pre-acquisition audited financial statements.

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

During October 2019, the Company entered into exchange agreements with the holders of certain then outstanding promissory and convertible notes in the principal amount of $7,852,000 and related accrued interest of $668,000.  The carrying value of the debt at the time of extinguishment was $7,461,000.  The aggregate amount owed of $8,520,000 was exchanged into 16,706,000 shares of common stock at $0.51 per share and 15,396,000 warrants to purchase common stock at $0.51 per share.  The warrants, which have a cashless exercise feature, are exercisable beginning on the exchange date and expire in 3 years.  The Exchange was made in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “Act”), as amended, provided by Section 3(a)(9) of the Act.  All of the common stock issued in the transaction were “restricted securities,” as defined in Rule 144(a)(3), promulgated under the Act.  The issued common stock was valued at the closing market price on the exchange date and had an aggregate value of $8,464,000.  The fair value of the warrants was estimated at $3,713,000 using the Black-Scholes pricing model and assuming the closing market price of the underlying stock on the exchange date, a risk-free interest rate ranging from 1.5% to 1.7% based on the U.S. Treasury rate then in effect, a 3-year life and an expected volatility of 70%.  The combined value of the stock and warrants issued in exchange for the outstanding principal amount was $12,177,000, and the Company recorded a loss on extinguishment of debt of $4,048,000.

Stock Options and Stock-based Compensation

The Company’s 2015 Equity Incentive Plan (the “Plan”) was approved by stockholders in June 2015 with 48,230 shares authorized for issuance thereunder. In December 2018, stockholders approved an amendment to the Plan to increase the number of shares authorized for issuance thereunder by 775,000 shares.  In November 2019, stockholders approved an amendment to the Plan to increase the number of shares authorized for issuance thereunder by 15,000,000 shares.  The Plan is intended to provide incentives to key employees, officers, directors and consultants who provide significant services to the Company. The exercise price is determined by the Compensation Committee, but must be at least equal to the fair market value of the common stock on the date of grant of such option. The Compensation Committee also establishes the vesting schedule for each option granted and the term of each option, which cannot exceed 10 years from the date of grant. In the event of termination, vested options generally must be exercised within three months. In a change of control, if outstanding awards under the Plan are assumed or substituted by a successor company, such awards do not automatically fully vest but may become fully vested in the event of a qualifying termination following such change of control.

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

No stock options were granted by the Company during the years ended December 31, 2018 or 2019.

A summary of stock option activity for the year ended December 31, 2019 is as follows (shares and aggregate intrinsic value in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2018	4	$31.89
Granted	—	$—
Expired	(2)	$29.75
Forfeited	—	$—
Outstanding at December 31, 2019	2	$34.54	2.37 years	$—
Vested and expected to vest	2	$34.54	2.37 years	$—
Exercisable at December 31, 2019	2	$34.54	2.37 years	$—

There was no aggregate intrinsic value in the outstanding stock options at December 31, 2019 because the closing price of our stock at that date was $0.0755 per share, which price was below the exercise price of all outstanding options.  All options outstanding at December 31, 2019 and 2018 were fully vested.

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

During the year ended 2019, the Company made incentive stock grants under the 2015 Plan to employees in the aggregate amount of 1,399,000 shares, 1,299,000 of which vested in 2019.  The Company also made stock grants in 2019 under the Plan to former employees in lieu of severance in the aggregate amount of 7,206,000 shares.  Grants of unregistered shares were also made to advisors (who were existing note holders) in the aggregate amount of 10,000,000 shares.  On a combined basis, the 18,505,000 shares issued were valued at $3,265,000, which amount was recorded as compensation expense during the year ended December 31, 2019.

NOTE 12—SEGMENTS

The tables below (in thousands) reflect the operating results of the Company’s segments for the reported periods, consistent with the management and measurement system utilized within the Company.  The two segments include (1) the Company’s retail stores, and (2) its Cooltech Distribution business. Performance measurement of each segment is based on sales, gross profit and operating loss.  The segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Operating Decision Maker (“CODM”) in determining how to allocate Company resources and evaluate performance.  The CODM is a committee comprised of the Company’s Chief Executive Officer and Chief Financial Officer.

	Retail Stores	Cooltech Distribution	Total Segments
Year ended December 31, 2019:
Net sales	$28,312	$2,073	$30,385
Gross profit	$6,949	$95	$7,044
Operating loss	$(2,969)	$(1,138)	$(4,107)

Year ended December 31, 2018:
Net sales	$5,288	$6,327	$11,615
Gross profit	$1,086	$472	$1,558
Operating loss	$(1,606)	$(1,276)	$(2,882)

Reconciliation of Operating Loss to Cool Holdings as Reported:
	Year Ended
	December 31,
	2019	2018
Operating loss:
Total reportable segments	$(4,107)	$(2,882)
Unallocated corporate expenses	(9,142)	(6,715)
Total consolidated operating loss	$(13,249)	$(9,597)

Additional segment information for the years ended December 31, 2019 and 2018 is as follows (in thousands):

	Retail Stores	Cooltech Distribution	Total Segments	Corporate	Consolidated
As of and for the year ended December 31, 2019:
Depreciation and amortization	$270	$5	$275	$116	$391
Goodwill and intangible impairments	—	—	—	—	—
Capital expenditures	59	—	59	2	61
Property and equipment, net	824	3	827	31	858
Total assets	21,276	208	21,484	6,365	27,849

As of and for the year ended December 31, 2018:
Depreciation and amortization	$78	$7	$85	$81	$166
Goodwill and intangible impairments	1,425	—	1,425	—	1,425
Capital expenditures	462	—	462	5	467
Property and equipment, net	425	8	433	105	538
Total assets	1,645	906	2,551	11,139	13,690

NOTE 13—GEOGRAPHIC INFORMATION

The Company’s net sales by geographic area for the years ended December 31, 2019 and 2018 were as follows (in thousands):

	2019	2018
Central America	$28	$650
South America	233	527
Caribbean	93	531
United States	30,031	9,899
EMEA	—	8
Total	$30,385	$11,615

Assets held by the Company at December 31, 2019 in foreign countries consisted of $395,000 in Argentina and $646,000 in the Dominican Republic, respectively.  Assets held by the Company at December 31, 2018 in foreign countries consisted of $4,269,000 in Argentina and $1,734,000 in the Dominican Republic.  Both business units are classified as discontinued operations in the Company’s balance sheets at December 31, 2019 and 2018.

NOTE 14—MERGER WITH COOLTECH

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

On an unaudited pro forma basis, had the Merger occurred on January 1, 2018, the net sales of the Company for the year ended December 31, 2018 would have been $27,088,000, and the net loss of the Company would have been $32,064,000.

NOTE 15—ACQUISITION OF COOLTECH CORP.

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

NOTE 16—ACQUISITION OF UNITRON

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

NOTE 17—ACQUISITION OF SIMPLY MAC

On May 9, 2019, the Company, Simply Mac and GameStop Corp. (“GameStop” or the “Seller”) entered into a stock purchase agreement, as amended on September 20, 2019 (the “Stock Purchase Agreement”), pursuant to which the Company would purchase from the Seller all of the issued and outstanding shares of capital stock of Simply Mac (the “Stock Purchase”).

On September 25, 2019, the Stock Purchase closed and Simply Mac became a wholly-owned subsidiary of the Company. Aggregate consideration for the Stock Purchase amounted to $12,554,000 which consisted of cash consideration of $4,696,000 (comprised of $5,157,000 paid in 2019 less a working capital true-up of $461,000 received subsequent to year-end) and a 12% secured promissory note of $7,858,000.  The Company accounted for the Stock Purchase in accordance with the guidance of ASC 805 on business combinations using the acquisition method.  In assessing the fair value, the Company did not assume any synergies from combining with Simply Mac, and used the relief-from-royalty method to determine the fair value of the Simply Mac trademark and tradename.  Because the purchase of Simply Mac was a stock purchase, none of the implied goodwill of $411,000 is deductible for tax purposes. The purchase price was allocated to the net assets acquired in the transaction as follows (in thousands):

Cash	$12
Accounts receivable	1,367
Inventory	9,145
Other current assets	288
Fixed assets	613
Right-of-use leased assets	3,414
Goodwill	699
Intangibles	2,092
Other assets	44
Accounts payable	(401)
Lease liability	(3,430)
Accrued liabilities	(1,289)
Total	$12,554

The sales and operating loss of Simply Mac for the period from September 25, 2019 through the end of fiscal 2019 included in the Company’s 2019 statement of operations amounted to $21,269,000 and $1,665,000, respectively.

On an unaudited pro forma basis, had the acquisition of Simply Mac occurred on January 1, 2018, the net sales of the Company for the years ended December 31, 2019 and 2018 would have been $71,173,000 and $101,838,000, respectively, and the net loss for the Company would have been $24,289,000 and $32,174,000, respectively.  This pro forma information includes adjustments for interest expense on the financing for the acquisition consideration, as well as amortization expense of intangible assets arising from the acquisition.

NOTE 18—SUBSEQUENT EVENTS

On January 31, 2020, the Company entered into a definitive agreement with two employees of the Company to sell all of its ownership interest in OneClick Argentino S.R.L., the Company’s subsidiary that operated 6 retail electronics stores in Argentina.  The purchase price to the buyers was the assumption of all liabilities of the Argentina subsidiary, including $321,000 of debt owed to two major distribution suppliers.  OneClick Argentino S.R.L. has been classified as a discontinued operation in our consolidated financial statements for all periods presented.

On March 11, 2020, the Company and GameStop entered into an agreement to amend and restate the 12% secured promissory note issued by the Company to GameStop on September 25, 2019 in connection with the acquisition of Simply Mac.  The amended promissory note reduced the principal balance of the note from $7,858,000 to $1,250,000, bears interest at a rate of 6% per annum and has an extended maturity date of February 17, 2024.  Additionally, the amended note releases all prior security and collateral under the original note and is unsecured.  The parties also entered into a Termination Agreement, whereby the Company agreed to pay GameStop an aggregate amount of $335,152, payable in twelve equal monthly installments of $27,929 with the first installment due on April 30, 2020, in satisfaction of certain post-closing amounts owed to GameStop under the Stock Purchase Agreement and certain agreements related thereto, less amounts owed to the Company from GameStop under the Stock Purchase Agreement relating to the post-closing working capital adjustment thereunder.  The Company also agreed to pay GameStop a onetime cash payment of $250,000 and release to GameStop $345,000 of funds held in escrow in connection with the Simply Mac acquisition.

On March 31, 2020, the Company entered into an additional debt restructuring that resulted in the conversion of debt with an aggregate principal amount of $7,492,000 and accrued interest of $691,000 into common stock of the Company.  The aggregate total of $8,183,000 was converted into 48,136,000 shares of common stock at $0.17 per share.  The restructuring also included the settlement of other outstanding claims, that resulted in the issuance of an additional 10,684,000 common shares, of which 10,400,000 shares were attributable to a royalty claim in connection with the September 2019 acquisition of Simply Mac.  The $415,000 value of the 10.4 million shares has been recorded in other expenses in the Company’s statement of operations for the year ended December 31, 2019 and as an accrued liability at December 31, 2019.

On April 6, 2020, the Company entered into a definitive agreement with an employee of the Company to sell all of its ownership interest in Verablue Caribbean Group, S.R.L. (“Verablue”), the Company’s subsidiary that operated 7 retail electronics stores in in the Dominican Republic.  The buyers assumed all liabilities of Verablue, and agreed to pay the Company $100,000 in additional consideration, evidenced by a 6-month installment promissory note.  Verablue has been classified as a discontinued operation in our consolidated financial statements for all periods presented.

In March 2020, the World Health Organization declared the coronavirus ("COVID-19") outbreak a pandemic which spread throughout North America and worldwide.  The Company took decisive actions across its businesses to help protect employees, customers and others in the communities it serves. Beginning March 18, 2020, the Company was forced to close 12 of its 44 Simply Mac stores, primarily due to forced closures by mall operators where the stores were located.  Although the remaining stores were allowed to stay open under local or state definitions of “essential businesses” providing products and repair services enabling remote workforces and student education, sales at those stores were significantly curtailed.  The Company imposed store directives including cleanliness and mask requirements, as well as maximim customer limitations to facilitate social distancing.  Store sales were also negatively impacted by intermittent shortages in the supply chain of Apple products from our primary distributor.  As a consequence of all these conditions, the Company took immediate action to reduce its store operations from 7 days per week to 5 days and from 11 hours per day to 8 hours.  In concert with this action, the Company was forced to reduce its store workforce by approximately 50%.  The COVID-19 outbreak and resulting store closures and limited operations have had a material adverse impact on the Company’s business, liquidity, financial condition, and results of operations.  On April 16, 2020, the Company secured a $3.1 million, 2-year loan from a regional bank pursuant to the U.S. Small Business Administration Paycheck Protection Program under Title I of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act passed by Congress and signed into law on March 27, 2020.  It is unclear whether this funding will be adequate to support the Company’s operations or if it will need to seek additional funding in the future.