Form 10-Q
period 2020-05-02
Cool Holdings, Inc.
filed 2020-07-31
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2020

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

(786) 254-6709

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

As of July 31, 2020, the Registrant had 110,536,882 shares outstanding of its $0.001 par value common stock.

Cool Holdings, Inc.

FORM 10-Q

For the 13 weeks ended May 2, 2020

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cool Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in thousands, except per share data)

(unaudited)

	13 Weeks Ended May 2, 2020	Three Months Ended March 31, 2019	Transition Period January 1 to February 1, 2020
Net sales	$13,943	$2,529	$5,285
Cost of sales	9,448	2,168	3,777
Gross profit	4,495	361	1,508
Selling, general and administrative expenses	7,126	2,713	2,358
Operating loss	(2,631)	(2,352)	(850)
Other income (expense):
Interest	(924)	(728)	(532)
Decrease (increase) in fair value of derivative liability	543	—	(807)
Gain (loss) on extinguishment of debt	13,642	(9)	—
Other income (expense), net	(56)	8	—
Income (loss) from continuing operations before provision for income taxes	10,574	(3,081)	(2,189)
Provision for income taxes	—	(1)	—
Income (loss) from continuing operations	10,574	(3,082)	(2,189)
Income (loss) from discontinued operations	(236)	(577)	66
Net income (loss)	$10,338	$(3,659)	$(2,123)
Basic income (loss) per share:
Continuing operations	$0.16	$(0.39)	$(0.05)
Discontinued operations	(0.00)	(0.07)	0.00
Total	$0.16	$(0.46)	$(0.05)
Diluted income (loss) per share:
Continuing operations	$0.16	$(0.39)	$(0.05)
Discontinued operations	(0.00)	(0.07)	0.00
Total	$0.16	$(0.46)	$(0.05)
Weighted-average number of common shares outstanding:
Basic	65,728	7,963	43,777
Diluted	65,943	7,963	43,777
Comprehensive income (loss):
Net income (loss)	$10,338	$(3,659)	$(2,123)
Foreign currency translation adjustments	128	(36)	(85)
Comprehensive income (loss)	$10,466	$(3,695)	$(2,208)

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cool Holdings, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	May 2, 2020	December 31, 2019	February 1, 2020
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,236	$2,638	$1,972
Restricted cash	650	1,196	1,197
Trade accounts receivable, net of allowance for doubtful accounts of $0, $39 and $17, respectively	461	1,151	706
Other accounts receivable	503	1,701	1,735
Inventory	5,298	7,396	7,652
Prepaid assets	664	846	877
Current assets of discontinued operations	185	1,560	713
Total current assets	11,997	16,488	14,852
Property and equipment, net	669	858	808
Operating lease right-of-use assets	8,369	7,504	8,760
Intangibles, net	2,009	2,055	2,044
Goodwill	699	699	699
Other assets	280	245	245
Total assets	$24,023	$27,849	$27,408
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,776	$6,040	$6,080
Accrued expenses and other current liabilities	2,377	5,408	5,286
Current portion of operating lease liabilities	2,770	2,577	2,768
Notes payable	1,608	13,227	13,685
Derivative liability	—	1,721	2,527
Current liabilities of discontinued operations	1,528	3,792	2,225
Total current liabilities	13,059	32,765	32,571
Long-term liabilities:
Notes payable	3,315	85	—
Operating lease liabilities	5,819	5,023	6,109
Total liabilities	22,193	37,873	38,680
Commitments and Contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000 shares authorized; 25 shares issued and outstanding as of all periods presented.	—	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 106,465, 43,777 and 43,777 shares issued and outstanding as of May 2, 2020, December 31, 2019 and February 1, 2020, respectively.	107	44	44
Additional paid-in capital common stock	51,490	49,074	49,081
Accumulated other comprehensive loss	91	(1,069)	(201)
Accumulated deficit	(49,858)	(58,073)	(60,196)
Total stockholders’ equity (deficit)	1,830	(10,024)	(11,272)
Total liabilities and stockholders’ equity (deficit)	$24,023	$27,849	$27,408

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cool Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Amounts in thousands)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2019	25	$—	43,777	$44	$49,074	$(1,069)	$(58,073)	$(10,024)
Stock-based compensation	—	—	—	—	7	—	—	7
Elimination of other comprehensive loss from sale of foreign subsidiary	—	—	—	—	—	953	—	953
Foreign currency translation	—	—	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	—	—	(2,123)	(2,123)
Balance, February 1, 2020	25	—	43,777	44	49,081	(201)	(60,196)	(11,272)
Stock-based compensation	—	—	3,000	3	148	—	—	151
Debt exchange	—	—	59,688	60	2,261	—	—	2,321
Elimination of other comprehensive loss from sale of foreign subsidiary	—	—	—	—	—	164	—	164
Foreign currency translation	—	—	—	—	—	128	—	128
Net income	—	—	—	—	—	—	10,338	10,338
Balance, May 2, 2020	25	$—	106,465	$107	$51,490	$91	$(49,858)	$1,830

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, December 31, 2018	322	$—	7,793	$8	$35,303	$(1,011)	$(37,057)	$(2,757)
Debt exchange	—	—	93	—	173	—	—	173
Warrant exercises	—	—	382	—	1,154	—	—	1,154
Foreign currency translation	—	—	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	—	(3,659)	(3,659)
Balance, March 31, 2019	322	$—	8,268	$8	$36,630	$(1,046)	$(40,716)	$(5,124)

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cool Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	13 Weeks Ended May 2, 2020	Three Months Ended March 31, 2019	Transition Period January 1 to February 1, 2020
Cash flows from operating activities:
Net income (loss)	$10,338	$(3,659)	$(2,123)
Less: income (loss) from discontinued operations	(236)	(577)	66
Income (loss) from continuing operations	10,574	(3,082)	(2,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	180	63	62
Accretion of debt discount	666	521	373
Non-cash interest	232	—	—
Provision for (recovery of) bad debts	(16)	6	(22)
Stock-based compensation	151	30	8
Loss (gain) on debt conversion	(13,642)	9	—
Provision for obsolete inventory	3	—	36
Loss (gain) on derivative liability	(543)	—	807
Impairment of right of use assets	53	—	—
Change in operating assets and liabilities:
Trade accounts receivable	261	104	467
Other accounts receivable	1,006	270	(34)
Inventory	2,351	297	(293)
Prepaid assets	213	(48)	(32)
Other assets	(35)	(1)	—
Accounts payable	(1,136)	(343)	40
Accrued expenses	(1,388)	120	(122)
Operating lease right of use assets and lease liabilities	50	32	20
Net cash used in continuing operating activities	(1,020)	(2,022)	(879)
Net cash provided by (used in) discontinued operating activities	(232)	(67)	299
Net cash used in operating activities	(1,252)	(2,089)	(580)
Cash flows from investing activities:
Purchase of property and equipment	(7)	(1)	—
Sale of investment securities	—	23	—
Net cash provided by (used in) investing activities	(7)	22	—
Cash flows from financing activities:
Proceeds from issuance of notes payable, net of debt issuance costs	3,098	—	—
Payment of notes payable	(250)	(284)	—
Proceeds from warrant exercises	—	1,154	—
Net cash provided by financing activities	2,848	870	—
Effect of exchange rate changes on cash	128	(36)	(85)
Net increase (decrease) in cash and cash equivalents	1,717	(1,233)	(665)
Cash, cash equivalents and restricted cash, beginning of period	3,169	3,159	3,834
Cash, cash equivalents and restricted cash, end of period	$4,886	$1,926	$3,169
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

Non-cash financing activities:
Conversion of accounts payable to equity	$690	$164	$—
Accounts receivable offset against conversion of accounts payable to equity	$(227)	$—	$—
Record operating lease right-of-use assets and operating lease liabilities	$437	$4,264	$1,510

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cool Holdings, Inc.

Notes to Condensed Consolidated Financial Statements

May 2, 2020

(unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and these condensed notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the financial position or results of operations of Cool Holdings, Inc. (the “Company”), although they may. These unaudited consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10‑K for such year.

On September 25, 2019, the Company completed the acquisition of Simply Mac, Inc. (“Simply Mac”) in a stock transaction, after which Simply Mac became a wholly-owned subsidiary of the Company (see Note 17).  Consequently, the results of Simply Mac are included in the Company’s consolidated financial statements for periods subsequent to the acquisition.

The Company recently sold both of its international subsidiaries in Latin America (see Note 18).  On January 31, 2020, the Company sold all of its ownership interest in OneClick Argentino S.R.L., the Company’s subsidiary that operated 6 retail electronics stores in Argentina.  On April 6, 2020, the Company sold all of its ownership interest in Verablue Caribbean Group, S.R.L. (“Verablue”), the Company’s subsidiary that operated 7 retail electronics stores in in the Dominican Republic.  Both entities have been classified as discontinued operations in the Company’s consolidated financial statements for all periods presented.

During March 2020, the Company restructured substantially all of its remaining outstanding debt.  At September 30, 2019, after the acquisition of Simply Mac, the principal amount of the Company’s outstanding debt amounted to $24.2 million.  During October 2019, approximately $7.8 million of the debt was converted into common stock of the Company, leaving $16.4 million outstanding at December 31, 2019.  After the March restructuring, the Company’s outstanding debt was reduced by $14.6 million through a combination of debt forgiveness and conversion into common stock, leaving $1.8 million outstanding with extended maturity dates.

Prior to its acquisition by the Company, Simply Mac operated on a 52-53 fiscal year ending on the Saturday closest to January 31st.  The Company subsequently decided to change its fiscal year to mirror the Simply Mac fiscal year effective beginning with the fiscal year ending January 30, 2021 (“Fiscal 2021”) in order to align the Company’s financial reporting periods to the operational periods of its Simply Mac stores and be more consistent with peer retail companies. The Company made the fiscal year change on a prospective basis and did not adjust operating results for prior periods.  This Form 10-Q includes both the one-month transition period for the month of January 2020 and the first fiscal quarter for the 13 weeks ended May 2, 2020. As permitted under SEC rules, prior period financial statements have not been recast, as management believes (i) the three months ended March 31, 2019 is comparable to the 13 weeks ended May 2, 2020, and (ii) recasting prior period results was not practicable or cost justified.

Certain accounts in the Company’s consolidated balance sheet at December 31, 2019 were reclassified to conform to their presentation at February 1, 2020 and at May 2, 2020.

The Company’s consolidated financial statements include assets, liabilities and operating results of its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, these unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to fairly present the Company’s financial condition as of May 2, 2020 and February 1, 2020, and the results of operations, financial position and cash flows for all periods presented. The results reported in these consolidated financial statements for the transition period from January 1, 2020 to February 1, 2020 and for the 13 weeks ended May 2, 2020 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full year of fiscal 2021 or for any future period.

NOTE 2: Going Concern Considerations

In accordance with the guidance issued by the FASB under ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, the Company is required to evaluate each reporting period whether there is substantial doubt about its ability to continue as a going concern.  In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the date the Company’s financial statements are issued. Management considered the Company’s current financial condition and liquidity sources, including current funds and available working capital, forecasted future cash flows and the Company’s conditional and unconditional obligations due within one year from the date of issuance of the financial statements.  Because the Company has sustained significant losses over the past two years, only recently completed the restructuring of its debt, and because of the uncertainty of the near term implications of the novel coronavirus (“COVID-19”) pandemic on its business, management has substantial doubt that the Company could remain independent and continue as a going concern for the required period of time if it were not able to raise additional capital to fund its working capital needs. These consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. Discontinued Operations

During the fourth quarter of 2018, the Company completed the closure of its verykool business segment.  Also, as discussed in Note 18, the Company sold OneClick Argentino, its business unit in Argentina, and Verablue Caribbean Group, its business unit in the Dominican Republic, which resulted in losses on sale of $13,000 and $136,000 in the transition period from January 1, 2020 to February 1, 2020 and in the 13 weeks ended May 2, 2020, respectively.  Consequently, these business units, plus OneClick International, the wholly owned parent of the two business units, are also reported as discontinued operations in our consolidated financial statements for all periods presented.

The results of discontinued operations for the three months ended March 31, 2019 are as follows (in thousands):

	Verykool	OneClick International	OneClick Argentino	Verablue Caribbean	TOTAL
Net sales	$47	$—	$1,788	$907	$2,742
Cost of sales	47	11	1,191	610	1,859
Gross profit (loss)	—	(11)	597	297	883
Selling, general and administrative expenses	8	117	855	313	1,293
Operating loss	(8)	(128)	(258)	(16)	(410)
Other income (expense), net	30	(13)	(182)		(165)
Loss from discontinued operations before income taxes	22	(141)	(440)	(16)	(575)
Provision for income taxes	(2)	—	—	—	(2)
Net loss from discontinued operations	$20	$(141)	$(440)	$(16)	$(577)

The results of discontinued operations for the transition period from January 1, 2020 to February 1, 2020 are as follows (in thousands):

	Verykool	OneClick International	OneClick Argentino	Verablue Caribbean	TOTAL
Net sales	$—	$—	$821	$334	$1,155
Cost of sales	8	—	544	223	775
Gross profit (loss)	(8)	—	277	111	380
Selling, general and administrative expenses	2	1	203	81	287
Operating loss	(10)	(1)	74	30	93
Other income (expense), net	—	—	(21)	(6)	(27)
Loss from discontinued operations before income taxes	(10)	(1)	53	24	66
Provision for income taxes	—	—	—	—	—
Net income from discontinued operations	$(10)	$(1)	$53	$24	$66

The results of discontinued operations for the 13 weeks ended May 2, 2020 are as follows (in thousands):

	Verykool	Verablue Caribbean	TOTAL
Net sales	$—	$407	$407
Cost of sales	—	319	319
Gross profit (loss)	—	88	88
Selling, general and administrative expenses	6	192	198
Operating loss	(6)	(104)	(110)
Other income (expense), net	3	(129)	(126)
Loss from discontinued operations before income taxes	(3)	(233)	(236)
Provision for income taxes	—	—	—
Net loss from discontinued operations	$(3)	$(233)	$(236)

NOTE 4. Stock-Based Compensation

The Company’s 2015 Equity Incentive Plan (the “Plan”) was approved by stockholders in June 2015. The Plan is an omnibus plan that allows for grants of stock options, stock appreciation rights, stock awards, restricted stock, stock units and performance units.  As of May 2, 2020, options to purchase 2,000 shares were outstanding under the 2015 Plan and 7,181,000 shares were available for future grant.

During the three months ended March 31, 2019, the Company did not make any equity grants under the Plan.

No equity grants were made during the transition period from January 1, 2020 to February 1, 2020.  However, stock-based compensation expense of $7,000 was recorded during the period relating to the vesting of restricted shares issued to employees in June 2019.

During the 13-week period ended May 2, 2020, the Company made grants of unregistered shares to advisors associated with the March 2020 debt restructuring in the aggregate amount of 3,000,000 shares, and a corresponding reduction of warrants on 3,000,000 shares previously issued to the advisors.  On a combined basis, the shares issued were valued at $216,000, and the warrant reductions were valued at $89,000, resulting in a net compensation expense of $127,000.  Additional expense for restricted shares vesting during the period amounted to $24,000, bringing total stock-based compensation expense to $151,000.

NOTE 5. Earnings Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued as determined by using the treasury stock method. Common share equivalents are excluded from the computation if their effect is anti-dilutive. The Company’s common share equivalents consist of convertible preferred stock, stock options and warrants.

Common shares from the potential exercise of certain options and warrants are excluded from the computation of diluted earnings (loss) per share if their exercise prices are greater than the Company’s average stock price for the period. For the transition period from January 1, 2020 to February 1, 2020 and for the 13-week period ended May 2, 2020, the number of such shares excluded was 21,282,000 and 21,129,000, respectively.  For the 13-week period ended May 2, 2020, the dilutive effect of in-the-money warrants amounted to 191,000 shares.  For the three-month period ended March 31, 2019, the number of such shares excluded was 4,971,000. For the transition period from January 1, 2020 to February 1, 2020, the number of in-the-money warrants and preferred shares excluded from the computation of net loss per share because their inclusion would have been anti-dilutive amounted to 10,025,000.  For the three-month period ended March 31, 2019, the number of in-the-money warrants and preferred shares excluded from the computation of net loss per share amounted to 415,000.

NOTE 6. Income Taxes

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2014 through 2019 remain open to examination or re-examination. As of May 2, 2020, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

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

NOTE 7. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists primarily of consumer electronics and accessories. The Company writes down its inventory to net realizable value when it is estimated to be slow-moving or obsolete. For the 13 weeks ended May 2, 2020 and the transition period from January 1, 2020 to February 1, 2020, inventory write-downs were $47,000 and $41,000, respectively.  There were no inventory write-downs for the three months ended March 31, 2019.

NOTE 8. Property and Equipment

Property and equipment, all located in the United States, consisted of the following as of the dates presented (in thousands):

	May 2, 2020	December 31, 2019	February 1, 2020
	(unaudited)		(unaudited)
Machinery and equipment	$232	$224	$225
Furniture and fixtures	369	371	371
Leasehold improvements	859	872	872
Subtotal	1,460	1,467	1,468
Less accumulated depreciation	(791)	(609)	(660)
Total	$669	$858	$808

Depreciation and amortization expense of property and equipment for the 13 weeks ended May 2, 2020 and the transition period from January 1, 2020 to February 1, 2020 was $180,000 and $62,000, respectively.  Depreciation and amortization expense for the three months ended March 31, 2019 was $63,000.

NOTE 9. Intangible Asset and Goodwill

The Company’s goodwill and definite-lived intangible asset arose from the acquisition of Simply Mac on September 25, 2019.  The intangible asset is comprised solely of the Simply Mac tradename that is being amortized over 15 years.  The carrying value of the intangible asset consisted of the following as of the dates presented (in thousands):

	May 2, 2020	December 31, 2019	February 1, 2020
	(unaudited)		(unaudited)
Simply Mac Tradename	$2,092	$2,092	$2,092
Less accumulated amortization	(83)	(37)	(48)
Total	$2,009	$2,055	$2,044

Amortization expense for the 13 weeks ended May 2, 2020 and the transition period from January 1, 2020 to February 1, 2020 was $35,000 and $11,000, respectively.

The carrying amount of goodwill at December 31, 2019, February 1, 2020 and May 2, 2020 amounted to $699,000.  The Company performs an impairment test of goodwill on an annual basis during the fourth quarter, or when circumstances indicate that the carrying value of goodwill might be impaired.

NOTE 10. Accrued Expenses

Accrued expenses consisted of the following as of the dates presented (in thousands):

	May 2, 2020 (unaudited)	December 31, 2019	February 1, 2020 (unaudited)
Accrued compensation (wages, benefits, severance, vacation)	$886	$1,421	$1,457
Customer deposits and overpayments	105	152	154
Accrued product costs	81	430	206
Accrued interest	81	798	1,315
Accrued sales tax	165	915	711
Accrued income taxes	220	220	220
Other accruals	839	1,472	1,230
Total	$2,377	$5,408	$5,293

NOTE 11. Notes Payable

Notes payable consisted of the following as of the dates presented (in thousands):

	May 2, 2020 (unaudited)	December 31, 2019	February 1, 2020 (unaudited)
0% convertible note due January 2021	$—	$91	$91
6% promissory note due December 2020	500	500	500
12% convertible notes due October 2019	—	1,775	1,775
12% convertible notes due November 2019	—	400	400
12% convertible notes due May 2020	—	1,500	1,500
12% convertible notes due July, August and September 2020	—	4,235	4,235
12% secured promissory note due September 2020	—	7,858	7,858
6% promissory note due June 2020	75	—	—
6% promissory note due February 2024	1,250	—	—
1% promissory note due April 2022	3,098	—	—
Total face amount	4,923	16,359	16,359
Unamortized discount	—	(3,047)	(2,674)
Total carrying value	4,923	13,312	13,685
Amount classified as current	1,608	13,227	13,685
Amount classified as long-term	$3,315	$85	$—

In January 2018, the Company issued an aggregate of $1,000,000 of 3-year 0% convertible notes and warrants.  The notes are convertible into an aggregate of 570,287 shares of common stock of the Company and the warrants are exercisable for 570,287 shares of common stock of the Company at an exercise price of $9.15 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants, and the conversion feature, which was determined to be a Beneficial Conversion Feature, was recorded at fair value based on the difference between the closing market price of the Company’s stock on the date of the transaction and the implied conversion price in the fair value of the debt.  The valuation assumed a 105% volatility rate of the Company’s common stock, a risk-free interest rate of 2.20% and a credit spread of 7.70%.  The warrants were assigned a value of $127,000 and the conversion feature was assigned a value of $144,000.  The remaining value of $729,000 was assigned to the debt.  The aggregate discount of $271,000 is being amortized to interest expense over the 3-year life of the notes on a straight-line basis.  In connection with a debt exchange on August 15, 2018, holders of an aggregate principal amount of $725,000 of the notes converted their notes to common stock, leaving a principal balance of $275,000 outstanding at December 31, 2018.  In connection with another debt exchange in October 2019 (see Note 12), holders of an aggregate principal amount of $184,000 of the notes converted their notes into common stock, leaving a principal balance of $91,000 outstanding at December 31, 2019.  The unamortized discount related to the converted notes amounted to $15,000, which amount was included in the loss on debt extinguishment.  In connection with a subsequent debt exchange in March 2020 (see Note 12), the holder of the final remaining $91,000 note converted its note into common stock.  The unamortized discount related to the converted note of $5,000 was included in the gain on debt extinguishment.  Accretion of the discount on these notes for the 13 weeks ended May 2, 2020 and the transition period from January 1, 2020 was $1,000 and nil, respectively.  Accretion for the three months ended March 31, 2019 was $6,000.

In April 2018, the Company issued a $1,000,000 installment note bearing interest at 4.02% per annum due April 30, 2021.  The note specified varying monthly payments of principal and interest through 2021. By October 2019, the Company had paid down the principal balance to $704,000.  In connection with the debt exchange in October 2019 (see Note 12), $204,000 of the note plus accrued interest was converted into common stock, leaving an outstanding balance of $500,000.  In March 2020, the note was amended so that the outstanding balance plus accrued interest at 6% from March 24, 2020 are now due on December 31, 2020.

In September 2018, the Company entered into a Note Consolidation Agreement with a lender in which 12 promissory notes and associated accrued interest were consolidated into single unsecured 8% promissory note in the principal amount of $2,107,000.  The note was due in a lump sum on March 31, 2021 with interest compounding annually.  Because the present value of the cash flows under the terms of the new debt instrument was less than 10% different from the present value of the aggregate remaining cash flows under the terms of the original instruments, the debt instruments were not considered to be substantially different and the transaction was not considered a debt extinguishment.  In connection with the debt exchange in October 2019 (see Note 12), this note plus accrued interest was converted into common stock.

In October 2018, the Company issued an aggregate of $4,000,000 of 1-year 12% convertible notes and warrants. The notes are convertible at the option of the holder after six months from the date of issuance into an aggregate of 941,181 shares of common stock of the Company and the warrants are exercisable for 470,592 shares of common stock of the Company at an exercise price of $4.25 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants, and the conversion feature, which was determined to be a Beneficial Conversion Feature, was recorded at fair value based on the difference between the closing market price of the Company’s stock on the date of the transaction and the implied conversion price in the fair value of the debt.  The valuation assumed a 90% volatility rate of the Company’s common stock, a 25% discount on the value of the underlying stock due to trading restrictions, and a risk-free interest rate of 2.47%.  The warrants were assigned a value of $769,000 and the conversion feature was assigned a value of $1,173,000.  The remaining value of $2,058,000 was assigned to the debt.  The aggregate discount of $1,942,000 was amortized to interest expense over the 1-year life of the notes on a straight-line basis, which approximated the effective interest method.  In connection with the debt exchange in October 2019 (see Note 12), holders of an aggregate principal amount of $2,225,000 of the notes converted their notes plus accrued interest into common stock, leaving a principal balance of $1,775,000 outstanding at December 31, 2019.  The unamortized discount related to the converted notes amounted to $8,000, which amount was included in the loss on debt extinguishment.  In connection with the debt exchange in March 2020 (see Note 12), $1,700,000 of the remaining balance plus accrued interest was converted into common stock, and the remaining $75,000 note was amended so that the outstanding balance plus accrued interest at 6% from November 1, 2019 was due on June 30, 2020, which payment was timely made.  Accretion of the discount for the three months ended March 31, 2019 amounted to $486,000.

In November 2018, the Company issued an aggregate of $1,220,000 of 1-year 12% convertible notes and warrants. The notes are convertible at the option of the holder after six months from the date of issuance into an aggregate of 277,274 shares of common stock of the Company and the warrants are exercisable for 138,638 shares of common stock of the Company at an exercise price of $4.40 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants.  The conversion feature was not assigned any value as the implied conversion price in the fair value of the debt was higher than the closing market price of the Company’s stock on the date of the transaction.  The valuation assumed a 90% volatility rate of the Company’s common stock, a 25% discount on the value of the underlying stock due to trading restrictions, and a risk-free interest rate of 2.52%.  The warrants were assigned a value of $118,000 and the remaining value of $1,102,000 was assigned to the debt.  The discount of $118,000 was amortized to interest expense over the 1‑year life of the notes on a straight-line basis.  In connection with the debt exchange in October 2019 (see Note 12), holders of an aggregate principal amount of $820,000 of the notes converted their notes plus accrued interest into common stock, leaving a principal balance of $400,000 outstanding at December 31, 2019.  The unamortized discount related to the converted notes amounted to $5,000, which amount was included in the loss on debt extinguishment.  In connection with the debt exchange in March 2020 (see Note 12), the remaining balance plus accrued interest was converted into common stock.  Accretion of the discount for the three months ended March 31, 2019 amounted to $29,000.

In May 2019, the Company issued an aggregate of $3,500,000 of 1-year 12% convertible notes and warrants. The notes are convertible at the option of the holder after six months from the date of issuance into an aggregate of 1,258,996 shares of common stock of the Company and the warrants are exercisable for 629,500 shares of common stock of the Company at an exercise price of $2.72 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants, and the conversion feature, which was determined to be a Beneficial Conversion Feature, was recorded at fair value based on the difference between the closing market price of the Company’s stock on the date of the transaction and the implied conversion price in the fair value of the debt.  The valuation assumed a 105% volatility rate of the Company’s common stock, a 30%

discount on the value of the underlying stock due to trading restrictions, and a risk-free interest rate of 2.33%.  The warrants were assigned a value of $507,000 and the conversion feature was assigned a value of $243,000.  In addition, the Company incurred fundraising costs of $190,000, which were recorded as an additional discount.  The remaining value of $2,750,000 was assigned to the debt.  The aggregate discount of $940,000 was being amortized to interest expense over the 1-year life of the notes on a straight-line basis, which approximated the effective interest method.  In connection with the debt exchange in October 2019 (see Note 11), holders of an aggregate principal amount of $2,000,000 of the notes converted their notes plus accrued interest into common stock, leaving a principal balance of $1,500,000 outstanding at December 31, 2019.  The unamortized discount related to the converted notes amounted to $304,000, which amount was included in the loss on debt extinguishment.  In connection with the debt exchange in March 2020 (see Note 12), the remaining balance plus accrued interest was converted into common stock.  The unamortized discount related to the converted notes amounted to $57,000, which amount was included in the gain on debt extinguishment.  Accretion of the discount for the 13 weeks ended May 2, 2020 amounted to $60,000.

In July, August and September 2019, the Company issued a number of tranches of 1-year 12% convertible notes and warrants with an aggregate principal amount of $4,551,000.  The notes and warrants are convertible/exercisable at the option of the holders into the Company’s shares of common stock at any time during their respective exercisability period commencing on the date the Company obtains shareholder or other required regulatory approvals to permit the conversion of the notes (the “Approval Date”). The funds raised from the issuance of these notes were used to finance the acquisition of Simply Mac.  At the time of issuance of the notes, both the note conversion prices and the warrant exercise prices were structured to be a discount to the current market price of the Company’s stock, certain notes at a 20% discount to the 5-day closing average price and others at a 30% discount to the 2-day volume weighted average price.  However, in order to issue the convertible notes and warrants below market, shareholder approval was required according to Nasdaq rules to which the Company was subject at the time.  Consequently, the trigger date for the conversion and warrant pricing was set as the Approval Date.  In accordance with ASC 815, the conversion options embedded in the respective notes meet the criteria of a derivative instrument liability and are bifurcated from the host debt contract. Similarly, the warrants meet the criteria of a freestanding derivative instrument liability. Accordingly, the notes and warrants are recorded at fair value as of the respective issuance dates and marked-to-market at subsequent reporting dates with the changes recorded as gains or losses.  Based on facts and circumstances as of the respective measurement dates, a Monte-Carlo simulation, a continuous stochastic-process of randomly generating values for uncertain variables, was utilized in determining the fair value of the notes and warrants. This valuation methodology provides the ability and flexibility of capturing the variability and uncertainty underlying the instruments’ unique conditions, features, and terms.  The valuations assumed a 70% expected annualized equity volatility rate of the Company’s common stock.  Determination of this rate began with the full-observed historical volatility of the stock dating back to March 2018, immediately following the announcement of completion of the Cooltech merger and related stock split.  It was noted that the Company did not have any exchange-traded options since the merger from which to obtain an implied volatility.  Certain adjustments were then applied to the full-observed historical volatility in the form of excluding the effects of the Company’s extraordinarily-significant announcements and events during such period and capturing market participants’ views of pricing convertible notes (compared to own non-convertible debt with similar maturity or publicly-traded comparable debt issuances) and illiquid shares and warrants. Considering the utilization of unobservable inputs, as defined by ASC 820, the fair value of the notes and warrants as of the respective issuance dates and at September 30, 2019 are level 3 measurements.  As a result of the valuation methodology, the conversion feature was assigned a value of $2,471,000 and the warrants were assigned a value of $1,897,000.  The remaining value of $182,000 was assigned to the debt.  The aggregate discount of $4,368,000 was being amortized to interest expense over the 1-year life of the notes on a straight-line basis, which approximated the effective interest method.  In connection with the debt exchange in October 2019 (see Note 12), holders of an aggregate principal amount of $316,000 of the notes converted their notes plus accrued interest into common stock, leaving a principal balance of $4,235,000 outstanding at December 31, 2019.  The unamortized discount related to the converted notes amounted to $190,000, which amount was included in the loss on debt extinguishment.  In connection with the debt exchange in March 2020 (see Note 12), the remaining balance plus accrued interest was converted into common stock.  The unamortized discount related to the converted notes amounted to $1,946,000, which amount was included in the gain on debt extinguishment.  Accretion of the discount for the 13 weeks ended May 2, 2020 and the transition period from January 1, 2020 to February 1, 2020 was $605,000 and $339,000, respectively.

On September 25, 2019, in connection with the acquisition of Simply Mac discussed in Note 17, the Company issued a  $7,858,000 secured promissory note to GameStop.  The note bore interest at a rate equal to 12% per annum and called for the Company to make four equal installment payments of $1,965,000, plus accrued interest, on each 3-month anniversary of the note.  The note was secured by, among other things, the Simply Mac inventory and accounts receivable.  The first installment payment was due on December 25, 2019, but the Company was unable to make the payment.  Consequently, at December 31, 2019, the note was in default, and GameStop provided the Company with an official Notice of Default on January 15, 2020.  On March 11, 2020, the Company and GameStop entered into an agreement to amend and restate the promissory note.  The amended promissory note reduced the principal balance of the note from $7,858,000 to $1,250,000, reduced the interest rate to 6% per annum and extended the maturity date to February 17, 2024.  Additionally, the amended note released all prior security and collateral under the original note and is unsecured.  The parties also entered into a Termination Agreement, whereby the Company agreed to pay GameStop an aggregate amount of $335,152, payable in twelve equal monthly installments of $27,929 with the first installment due April 30, 2020, in satisfaction of certain post-closing amounts owed to GameStop under the Stock Purchase Agreement and certain agreements related thereto, less amounts owed to the Company from GameStop under the Stock Purchase Agreement relating to the post-closing working capital adjustment thereunder.  The Company also made a onetime cash payment of $250,000 to GameStop and released to GameStop $345,000 of funds held in escrow in connection with the Simply Mac acquisition.  As a result of these agreements, the Company recorded a gain of $6,961,000 on the extinguishment of debt.

On April 16, 2020, the Company secured a $3,098,000, 2-year loan from a regional bank pursuant to the U.S. Small Business Administration Paycheck Protection Program (“PPP”) under Title I of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act passed by Congress and signed into law on March 27, 2020.  The note bears interest at 1.0% per annum and no payments are due for the first six months.  Subject to the applicable provisions of the CARES Act, the Company may apply to the lender for forgiveness of the amount due on the loan in an amount equal to the sum of costs incurred by the Company during the first 24‑weeks on selected costs, primarily payroll, rent and utilities.  Not more than 40% of the amount forgiven can be attributable to non‑payroll costs.  Any unforgiven loan balance is payable in equal monthly instalments beginning in the 7th month through the date of maturity.

Interest expense for notes payable for the 13 weeks ended May 2, 2020 and the transition period from January 1, 2020 to February 1, 2020 was $256,000 and $158,000, respectively.  Interest expense for the three months ended March 31, 2019 was $728,000.

Derivative Liability: As noted above, the $4,368,000 discount applied against the July, August and September convertible notes to account for the convertibility feature and warrants was recorded as a derivative liability on the Company’s balance sheet.  At December 31, 2019, although the Company was no longer subject to Nasdaq requirements for shareholder approval, it was determined that the conversion features and warrants did not have fixed conversion or exercise prices.  Accordingly, these instruments continued to be accounted for as derivative liabilities.  The Company used the same methodology as described above to value the derivative liabilities at each subsequent measurement date.  In connection with the debt exchange in October 2019 (see Note 12), the Company issued warrants valued at $3,586,000 that were also recorded as derivative liabilities.  These warrants were valued at issuance date and at each subsequent measurement date utilizing the methodology described in Note 12, and are level 3 measurements.  Total derivative liabilities of $7,954,000 were marked-to-market at December 31, 2019, February 1, 2020 and at March 31, 2020, the date the underlying notes were exchanged (see Note 12).  The changes resulted in an increase in value of $806,000 at February 1, 2020 that was recorded as other expense in the Company’s statement of operations for the transition period from January 1 to February 1, 2020, and resulted in a decrease in value of $543,000 at March 31, 2020 that was recorded as other income for the 13 weeks ended May 2, 2020.

NOTE 12. Capital Stock

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

During March 2020, the Company completed the exchange of two outstanding convertible notes with a principal amount of $434,000 and related accrued interest of $8,000 into 868,000 shares of common stock at $0.51 per share in accordance with exchange agreements entered into in October 2019.  The value of the stock issued in the exchange was $35,000, and the Company recorded a gain on extinguishment of debt of $204,000.

Also during March 2020, the Company entered into an additional debt restructuring that resulted in the conversion of debt with an aggregate principal amount of $7,492,000 and accrued interest of $691,000 into common stock of the Company.  The carrying value of the debt and related derivative liability at the time of extinguishment amounted to $8,341,000.  The aggregate total of $8,183,000 was converted into 48,136,000 shares of common stock at $0.17 per share.  The combined value of the stock issued in the conversion was $1,869,000, and the Company recorded a gain on extinguishment of debt of $6,472,000.  The restructuring also included the settlement of other outstanding claims, that resulted in the issuance of an additional 10,684,000 common shares, of which 10,400,000 shares were attributable to a royalty claim in connection with the September 2019 acquisition of Simply Mac.  The $415,000 value of the 10.4 million shares was recorded in other expenses in the Company’s statement of operations for the year ended December 31, 2019 and as an accrued liability at December 31, 2019.

NOTE 13. Recent Accounting Pronouncements

Recently Adopted:

 In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The purpose of this ASU is to reduce the cost and complexity of evaluating goodwill for impairment. It eliminates the need for entities to calculate the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under this ASU, an entity will perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the new standard on January 1, 2020, which adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which removes, adds and modifies certain disclosure requirements for fair value measurements in Topic 820. ASU 2018-13 removes the following disclosure requirements: (i) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and (ii) the entity’s valuation processes for Level 3 fair value measurements. ASU 2018-13 adds the following disclosure requirements: (i) provide information about the measurement uncertainty of Level 3 fair value measurements as of the reporting date rather than a point in the future, (ii) disclose changes in unrealized gains and losses related to Level 3 measurements for the period included in other comprehensive income, and (iii) disclose for Level 3 measurements the range and weighted average of the significant unobservable inputs and the way it is calculated. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company adopted the new standard on January 1, 2020, which adoption did not have a material impact on the Company’s consolidated financial condition or results of operations.

Other Accounting Standards Updates not effective until after May 2, 2020 are not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 14.  Segments

The tables below (in thousands) reflect the operating results of the Company’s segments for the reported periods, consistent with the management and measurement system utilized within the Company.  The two segments include (1) the Company’s Simply Mac retail stores, and (2) its Cooltech Distribution business. Substantially all segment sales are generated in the United States.  Performance measurement of each segment is based on sales, gross profit and operating income (loss).  The segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the Chief Operating Decision Maker (“CODM”) in determining how to allocate Company resources and evaluate performance.  The CODM is a group of Company executives who comprise the management committee, consisting of the Company’s Chief Executive Officer and its Chief Financial Officer.

	Retail Stores	Cooltech Distribution	Total Segments
13 weeks ended May 2, 2020:
Net sales	$13,834	$109	$13,943
Gross profit	$4,478	$17	$4,495
Operating loss	$(780)	$(183)	$(963)

Three months ended March 31, 2019:
Net sales	$1,657	$872	$2,529
Gross profit	$356	$5	$361
Operating loss	$(436)	$(338)	$(774)

Transition Period January 1 to February 1, 2020:
Net sales	$5,281	$4	$5,285
Gross profit	$1,498	$10	$1,508
Operating loss	$(615)	$(101)	$(716)

Reconciliation of Operating Loss to Cool Holdings as Reported:
	13 Weeks Ended May 2, 2020	Three Months Ended March 31, 2019	Transition Period January 1 to February 1, 2020
Operating loss:
Total reportable segments	$(963)	$(774)	$(716)
Unallocated expenses	(1,668)	(1,578)	(134)
Total consolidated operating loss	$(2,631)	$(2,352)	$(850)

NOTE 15. Commitments and Contingencies

Leases:

The Company leases its retail stores, distribution center and corporate and administrative office facilities under operating lease agreements which expire through June 2027. Stores range in size from small stores of only 1,000 sq.ft. to larger stores of up to 5,200 sq.ft.  Store leases typically provide for an initial lease term of three to four years, while certain leases have terms of up to ten years. Certain leases have provisions calling for percentage rent, in addition to base rent, once sales exceed a minimum threshold.  However, the Company believes that the minimum thresholds in such leases exceed the level of sales expected to be generated by the stores during the term of the lease.  Certain leases also contain renewal options, but such options are not recognized by the Company as part of its right-of-use assets or lease liabilities because the Company does not believe it is reasonably certain it will exercise such options, due to the uncertainty of future store financial performance or the ability of the property to generate sufficient customer traffic.  Operating lease expense for the 13 weeks ended May 2, 2020 and the transition period from January 1, 2020 to February 1, 2020 was $1,253,000 and $418,000, respectively.  Operating leases expense for the three months ended March 31, 2019 was $297,000.

Supplemental lease information as of May 2, 2020 is as follows ($ in thousands):

Operating right of use assets	$8,369
Current operating lease liabilities	$2,770
Long-term operating lease liabilities	$5,819
Weighted-average remaining lease term in years	3.96
Weighted-average discount rate	12%

As of May 2, 2020, maturities of lease liabilities are as follows (in thousands):

Years Ending Fiscal January
2021 (remaining nine months)	$2,851
2022	2,854
2023	1,824
2024	1,390
2025	781
Thereafter	1,075
Total lease payments	10,775
Less: interest	(2,186)
Total	8,589
Less: current portion	2,770
Long-term portion	$5,819

Litigation:

The Company has in the past and may in the future become involved in certain legal proceedings and claims which arise in the normal course of business.  As of the filing date of this report, the Company did not have any significant litigation outstanding.

NOTE 16. Fair Value of Financial Instruments

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

Carrying values of the Company’s short-term notes payable approximate their fair values due to the short-term nature and liquidity of these financial instruments.  The Company estimates that the fair value of its notes payable approximates its carrying value based on significant level 2 observable inputs.

As discussed in Note 11, in connection with the issuance by the Company during 2019 of certain convertible notes and warrants, as well as the conversion of certain notes into common stock and warrants, the conversion features and warrants were deemed to qualify as derivatives to be separately accounted for in accordance with ASC 815.  The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented (in thousands):

Derivative Liability
Balance, December 31, 2018	$—
Initial recognition of conversion features and warrants, October 2019	7,954
Change in fair value of derivative liability	(6,233)
Balance, December 31, 2019	1,721
Change in fair value of derivative liability	806
Balance, February 1, 2020	2,527
Change in fair value of derivative liability	(543)
Extinguishment of derivative liability resulting from debt conversion	(1,984)
Balance, May 2, 2020	$—

NOTE 17.  Acquisition of Simply Mac

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

NOTE 18.  Sale of Latin American Subsidiaries

On January 31, 2020, the Company entered into a definitive agreement with two employees of the Company to sell all of its ownership interest in OneClick Argentino S.R.L., the Company’s subsidiary that operated 6 retail electronics stores in Argentina.  The purchase price to the buyers was the assumption of all liabilities of the Argentinian subsidiary, including $321,000 of debt owed to two major distribution suppliers.  OneClick Argentino S.R.L. has been classified as a discontinued operation in the Company’s consolidated financial statements for all periods presented.

On April 6, 2020, the Company entered into a definitive agreement with an employee of the Company to sell all of its ownership interest in Verablue Caribbean Group, S.R.L. (“Verablue”), the Company’s subsidiary that operated 7 retail electronics stores in in the Dominican Republic.  The buyers assumed all liabilities of Verablue, and agreed to pay the Company $100,000 in additional consideration, evidenced by a 6-month installment promissory note.  Verablue has also been classified as a discontinued operation in the Company’s consolidated financial statements for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements, Safe Harbor Statement and Other General Information

This discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and condensed notes thereto and other information included in this report and our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission (“SEC”) on May 29, 2020 (including our 2019 audited consolidated financial statements and related notes thereto and other information)(“2019 Annual Report”). Our discussion and analysis of financial condition and results of operations are based upon, among other things, our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to, among other things, make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent liabilities as of the date of our most recent balance sheet, and the reported amounts of revenues and expenses during the reporting periods. We review our estimates and assumptions on an ongoing basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from these estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations, although they may. Our critical accounting policies, which we believe are the most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined in “Critical Accounting Policies” in our 2019 Annual Report, as may be updated in our subsequent Quarterly Reports on Form 10-Q. All references to results of operations in this discussion generally are related to results from continuing operations, unless otherwise noted.

This report contains “forward-looking statements,” including, without limitation, statements about trading of our securities on the Over-the-Counter market, sales levels, cost reductions, operating efficiencies, currency-related matters, profitability and adequacy of working capital, which are based on, among other things, current management knowledge and expectations and involve certain risks and uncertainties. These risks and uncertainties, in whole or in part, could cause expectations to fail to be achieved and could have a material adverse effect on our business, financial condition and results of operations, and include, without limitation: (1) the potential impact on our store operations as a result of the COVID-19 pandemic including mandated store closings, limited customer traffic, etc.; (2) our ability to have access to adequate capital to fund both operations and our expansion plans and to service or refinance our remaining outstanding debt; (3) a deterioration in our relationship with Apple that could negatively affect both our supply of products and our ability to conduct business as a licensee; (4) an interruption or failure of our information systems or subversion of access or other system controls, including private information, may result in a significant loss of business, assets, or competitive information; (5) significant changes in supplier terms and relationships or shortages in product supply; (6) rapid product improvement and technological change resulting in inventory obsolescence; (7) the loss of a key executive officer or other key employees and the integration of new employees; (8) our failure to adequately adapt to industry changes and to manage potential growth and/or contractions; and (9) the resolution of any litigation for or against the Company. These forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new or changing information, events or circumstances after the date of this release. We continue to institute changes to our strategies, operations and processes to address risks and uncertainties and to mitigate their impacts on our business, results of operations and financial condition. However, no assurances can be given that we will be successful in these efforts. For a further discussion of significant risk factors to consider, see “Risk Factors” below in this report and in “Item 1A. Risk Factors” of our most recent 2019 Annual Report. In addition, other risks or uncertainties may be detailed from time to time in our future SEC filings.

Business Overview and Strategy

Currently, our business is comprised of 42 Simply Mac retail consumer electronics stores in 17 states across the U.S. authorized under the Apple® Premier Partner program, and Cooltech Distribution, an authorized distributor of Apple® products and other high-profile consumer electronic brands.  Our Cooltech Distribution unit distributes various consumer electronics to resellers, retailers and small and medium-sized businesses, but we are in the process of winding down this business.  In our retail stores, we market and distribute a variety of mobility, computing, audio/video, and other technology products supplied by Apple and others including laptops, tablets, cell phones, drones, smart watches, gaming consoles, accessories and audio devices.  Simply Mac also sells products online through its eCommerce site.

We work with Apple to develop our network of Simply Mac stores in locations and markets where Apple has limited or no presence.  In our stores, we sell Apple and other third-party products and accessories.  We also provide repair service for Apple products using our Apple-certified repair technicians.  Retail customers may book a repair appointment at one of our Simply Mac stores directly through the Apple website.

Our current strategy is to focus on refining and improving the profitability of our Simply Mac retail stores in North America and expanding the number of stores.  We expect this expansion will come primarily from organic growth through the opening of new stores, but may also include selected acquisitions.  We currently rank as the largest Apple Premier Partner in North America.

Change in Fiscal Year End

As a result of the change to our fiscal year from a fiscal year ending on December 31 of each calendar year to a fiscal year ending on the Saturday nearest to January 31 of each year, the period that began on January 1, 2020 and ended on February 1, 2020 was a transition period (the “Transition Period”). Fiscal 2021, our first full fiscal year subsequent to the change to our fiscal year, is a 52-week year that began on February 2, 2020 and will end on January 30, 2021. Our first quarter of Fiscal 2021 was the 13-week period that began on February 2, 2020 and ended on May 2, 2020.  As permitted under SEC rules, prior-period financial statements have not been recast as we believe (i) the three months ended March 31, 2019 are comparable to the 13 weeks ended May 2, 2020 and (ii) recasting prior-period results was not practicable or cost justified. We have included certain unaudited condensed consolidated financial statements for the Transition Period in this Form 10-Q and will include audited financial statements for the Transition Period in our Form 10-K filed for the fiscal year ending January 30, 2021.

Results of Operations

The table below sets forth our condensed consolidated statements of operations for the 13 weeks ended May 2, 2020 and the three months ended March 31, 2019, and the change between the periods ($ in thousands).

	13 Weeks Ended May 2,	Three Months Ended March 31,	Change
	2020	2019	$	%
Net sales	$13,943	$2,529	$11,414	451.3%
Cost of sales	9,448	2,168	7,280	335.8%
Gross profit	4,495	361	4,134	1145.2%
Selling, general and administrative expenses	7,126	2,713	4,413	162.7%
Operating loss	(2,631)	(2,352)	(279)	11.9%
Other income (expense):
Interest	(924)	(728)	(196)	26.9%
Decrease (increase) in fair value of derivative liability	543	—	543	NM
Gain on extinguishment of debt	13,642	(9)	13,651	NM
Other income (expense), net	(56)	8	(64)	-800.0%
Income (loss) from continuing operations before provision for income taxes	10,574	(3,081)	13,655	-443.2%
Provision for income taxes	—	(1)	1	NM
Income (loss) from continuing operations	10,574	(3,082)	13,656	-443.1%
Income (loss) from discontinued operations	(236)	(577)	341	-59.1%
Net income (loss)	$10,338	$(3,659)	$13,997	-382.5%

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the 13 weeks ended May 2, 2020 and the three months ended March 31, 2019:

	13 Weeks Ended May 2,	Three Months Ended March 31,
	2020	2019
Net sales	100.0%	100.0%
Cost of sales	67.8%	85.7%
Gross profit	32.2%	14.3%
Selling, general and administrative expenses	51.7%	107.3%
Operating loss	(19.5%)	(93.0%)
Other income (expense):
Interest	(6.6%)	(28.8%)
Decrease (increase) in fair value of derivative liability	3.9%	0.0%
Gain on extinguishment of debt	97.8%	0.0%
Other income (expense), net	(0.4%)	(0.0%)
Income (loss) from continuing operations before provision for income taxes	75.2%	(121.8%)
Provision for income taxes	0.0%	(0.0%)
Income (loss) from continuing operations	75.2%	(121.9%)
Income (loss) from discontinued operations	(1.7%)	(22.8%)
Net income (loss)	73.5%	(144.7%)

13 weeks ended May 2, 2020 compared to the three months ended March 31, 2019

Net Sales

For the 13 weeks ended May 2, 2020, our net sales amounted to $13,943,000, an increase of $11,414,000, or 451%, from $2,529,000 in the three months ended March 31, 2019. The significant increase in sales between the periods is the result of the acquisition of Simply Mac on September 25, 2019.  Prior to the acquisition, our continuing operations were comprised of only our 3 OneClick retail stores in Florida and our Cooltech Distribution business, which we were in the process of winding down.

At the outset of the 13 weeks ended May 2, 2020, all 45 of our retail stores were open.  However, in mid-March, the COVID-19 pandemic resulted in the closure of many of our stores, and we ultimately were forced to close 12 locations.  In addition, at the remaining locations which stayed open, we cut back store hours from 7 days per week and up to 11 hours per day, to 5 days per week and only 8 hours per day so we could run the stores on a single shift.  In many locations, our business was deemed to be “essential” as we provide products and repair services for adults working remotely and students attending school virtually.  We were not able to begin reopening stores or expanding hours until May 4, 2020, subsequent to the period end.

Sales at our Cooltech Distribution unit for the 13 weeks ended May 2, 2020 amounted to $109,000, a decrease of $763,000, or 88%, from $872,000 in the three months ended March 31, 2019.  As noted above, we decided to phase out this business, which generated very thin gross margins, and are now focusing on our retail business.

Gross Profit and Gross Margin

For the 13 weeks ended May 2, 2020, our gross profit amounted to $4,495,000, an increase of $4,134,000, or 1,145%, from $361,000 in the three months ended March 31, 2019. Our gross profit margin for the 13 weeks ended May 2, 2020 was 32.2%, substantially higher than 14.3% in the three months ended March 31, 2019. The increased gross profit resulted from the addition of the Simply Mac stores.  The improvement in our gross margin percentage also reflects the addition of the Simply Mac stores, which generate a higher proportion of sales related to service, which generates higher gross margins as compared to hardware sales.

Operating Expenses

For the 13 weeks ended May 2, 2020, total operating expenses amounted to $7,126,000, an increase of $4,413,000, or 163%, from $2,713,000 in the three months ended March 31, 2019.  The increase in operating expenses relates primarily to the acquisition of Simply Mac, but also reflects increased legal, audit and consulting fees.

Other Income (Expense)

Interest expense for the 13 weeks ended May 2, 2020 amounted to $924,000, an increase of $196,000, or 27%, over $728,000 in the same period last year.  The increase is attributable to a much higher debt level in the current period as compared to the prior year and the fact that new debt had a much higher effective interest rate after factoring debt discounts arising from conversion features and warrants that were accreted to interest expense over the term of the debt.  In the 13 weeks ended May 2, 2020, we also recorded a $543,000 gain from the decrease in value of financial derivatives that arose in connection with the issuance of convertible debt and warrants.  In the 13 weeks ended May 2, 2020, we also recorded a $13,642,000 gain on extinguishment of debt that resulted from the restructuring of both the debt owed to GameStop and to other holders.

Provision for Income Taxes

The majority of the gain on extinguishment of debt recorded for the 13 weeks ended May 2, 2020 was sheltered by the fact that the gain is not taxable to the extent of the Company’s insolvency at the time of the extinguishment.  The remaining unsheltered balance was offset by our current operating losses and tax loss carryforwards.

Liquidity and Capital Resources

Our progress to date in calendar 2020 has been extremely significant in both shedding our international operations that had burdened us with both financial and operational risks and restructuring our balance sheet. We sold both our Argentinian and Dominican Republic subsidiaries and, excluding the $3.1 million COVID-19 PPP loan we secured in April 2020, we reduced our outstanding debt from $16.4 million at December 31, 2019 to $1.8 million at May 2, 2020.  Furthermore, at February 1, 2020 we had negative stockholders’ equity of $11.3 million, and after our debt restructuring, we have positive stockholders’ equity of $1.8 million.

With this restructuring completed, we are now focused on our Simply Mac operations in the United States.  We are working to improve efficiencies and increase profitability towards our goal of achieving bottom line profitability on a consolidated basis.  We also believe that we can organically expand our store base with minimal capital expenditures.  However, we will require additional working capital to do so.  We do not currently have a bank line of credit, and are reliant on our primary distribution partners to provide us with open credit, usually secured by cash-collateralized standby letters of credit.  Our ability to execute our strategy depends upon our future operating performance and on the availability of equity and debt financing, which is affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. We cannot predict whether additional liquidity from equity or debt financings will be available on acceptable terms, or at all, in the foreseeable future.

Operating Activities

Net cash used by continuing operating activities during the 13 weeks ended May 2, 2020 amounted to $1.0 million compared to $2.0 million for the three months ended March 31, 2019.  The $1.0 million decrease in cash used was due primarily to a decrease in working capital during the period.

Investing Activities

Cash flows from investing activities was minimal during both periods.

Financing Activities

During the 13 weeks ended May 2, 2020, net cash provided by financing activities amounted to $2.8 million.  We used $250,000 in cash to pay down a promissory note, and received proceeds of $3.1 million from our COVID-19 PPP loan.  During the three months ended March 31, 2019, net cash provided by financing activities amounted to $870,000.  We received $1,154,000 from the sale of stock upon warrant exercises, and used $284,000 to pay down a promissory note.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates affecting the application of those accounting policies since our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our 13-week period ended May 2, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company has in the past and may in the future become involved in certain legal proceedings and claims which arise in the normal course of business.  As of the filing date of this report, the Company did not have any significant litigation outstanding.

Item 1A. Risk Factors

In addition to the risk factors included below and other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in, as well as other sections of, our 2019 Annual Report, which factors and information could materially affect our business, financial condition or operating results. The risk factors and uncertainties described in our 2019 Annual Report on Form 10-K, and in this report are not the only risks and uncertainties facing our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or operating results. Except as set forth below, we do not believe there have been material changes to the risk factors included in our 2019 Annual Report.

Risks Related To Our Business

We sustained significant losses in the last two years. If we are unable to achieve sustained profitability, our business may not be financially viable.

For the years ended December 31, 2019 and 2018, we reported net losses of $21.0 million and $27.3 million, respectively. While we restructured most of our debt in March 2020, reported $10.2 million in net income in the 13 weeks ended May 2, 2020, and have plans designed to attain and maintain profitability, if we do not succeed, our business might continue to experience losses and may not be sustainable in the future.  Consequently, as discussed in Note 2 to our consolidated financial statements, we have substantial doubt that we could remain independent and continue as a going concern if we are not able to raise additional capital and achieve positive cash flows from operations.

The coronavirus outbreak has had, and may continue to have, a material adverse impact on our business, liquidity, financial condition and results of operations.

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic which spread throughout North America and worldwide. The health and safety of our customers and employees remain our top priority as we continue to make decisions during this rapidly evolving situation. We have taken decisive actions across our businesses to help protect employees, customers and others in the communities we serve. Beginning March 18, 2020, we were forced to close 12 of our 44 Simply Mac stores, primarily due to forced closures by mall operators where our stores were located.  Although our remaining stores were allowed to stay open under local or state definitions of “essential businesses” providing products and repair services enabling remote workforces and student education, sales at those stores were significantly curtailed.  We imposed store directives including cleanliness and mask requirements, as well as maximum customer limitations to facilitate social distancing.  Store sales were also negatively impacted by intermittent shortages in the supply chain of Apple products from our primary distributor.  As a consequence of all these conditions, we took immediate action to reduce our store operations from 7 days per week to 5 days and from 11 hours per day to 8 hours.  In concert with this action, we were forced to reduce our store workforce by approximately 50%.  The COVID-19 outbreak and resulting store closures and limited operations has had a material adverse impact on our business, liquidity, financial condition, and results of operations.

While we cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact, based on the easing of governmental mandates during early May 2020 and in concert with our efforts to maintain the health and safety of our customers and employees, certain of our stores have re-opened and we expect a gradual return of store traffic through the remainder of 2020.  On April 16, 2020, we secured a $3.1 million, 2-year loan from a regional bank pursuant to the U.S. Small Business Administration Paycheck Protection Program under Title I of the CARES Act passed by Congress and signed into law on March 27, 2020.  It is unclear whether this funding will be adequate to support our operations or if we will need to seek additional funding in the future.  As such, the ultimate impact of COVID‑19 to our businesses remains highly uncertain and we continue to assess its financial impact.

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

All of our retail stores are located on leased premises. If the cost of leasing existing stores increases, we cannot assure that we will be able to maintain our existing store locations as leases expire. In addition, we may not be able to enter into new leases on favorable terms or at all, or we may not be able to locate suitable alternative sites or additional sites for new store expansion in a timely manner. Our revenues and earnings may decline if we fail to maintain existing store locations, enter into new leases, locate alternative sites, or find additional sites for new store expansion

If we are unable to safeguard against security breaches with respect to our information technology systems, our business and our reputation may be adversely affected.

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

As a seller of certain consumer products, we are subject to various federal, state, local, and international laws and regulations relating to product safety and consumer protection.

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

Risks Related To Our Common Stock

We may issue additional stock to raise capital to fund our expansion plans and/or restructure outstanding debt that would dilute substantially the voting power of our current stockholders.

In order to raise capital to meet our ongoing working capital needs or fund expansion of our Simply Mac stores and/or restructure outstanding debt, we may issue additional shares of the Company’s stock that would substantially dilute the voting power of our current stockholders.  We may also refinance or issue new debt that is convertible into Company stock and may include the issuance of warrants.

The market for our common stock is volatile and our stock price could decline.

The price of our stock, as well as the stock market in general, has been highly volatile. The market price of our common stock over the last year has fluctuated between $2.15 and $0.025.  We expect that our stock price is likely to remain volatile. Investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial (potentially total) loss on their investment. In addition, an active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares.

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

If we fail to file periodic reports with the United States Securities and Exchange Commission, our common stock will not be able to be quoted on the OTCQB

Although our common stock is quoted on the OTCQB, a regular trading market for our common stock may not be sustained in the future. OTC Markets limits quotation on the OTCQB to securities of issuers that are current in their reports filed with the SEC. If we fail to remain current in the filing of our reports with the SEC, our common stock will not be able to be quoted on the OTCQB.

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

Although the federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, so long as our common stock constitutes a “penny stock”, we will not have the benefit of this particular safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)

3.2	Amended and Restated Bylaws as of July 25, 2017 (2)

3.3	Amendment to Articles of Incorporation dated as of October 10, 2017 (3)

3.4	Amendment to Articles of Incorporation dated as of March 9, 2018 (4)

3.5	Amendment to Articles of Incorporation dated as of June 8, 2018 (5)

4.1	Form of Conversion Agreement to 0% Senior Convertible Note (8)
4.2	Form of Conversion Agreement to 12% Unsecured Convertible Note (8)
4.3	Form of Settlement Agreement and Release of Claims (8)
10.1	Form of Purchase Agreement for the Disposition of OneClick Argentino S.R.L. dated January 31, 2020 (6)

10.2	Termination and Release Agreement between Cool Holdings, Inc., Simply Mac, Inc. and GameStop Corp. dated March 11, 2020 (7)

10.3	Amended and Restated Promissory Note and Reimbursement and Indemnification Agreement between Cool Holdings, Inc. and GameStop Corp. dated March 11, 2020 (7)

10.4	Purchase Agreement for the Disposition of Verablue Caribbean Group SRL dated April 6, 2020 (9)

10.5	U.S. Small Business Administration Promissory Note pursuant to the Paycheck Protection Program between City National Bank of Florida and Cool Holdings, Inc. dated April 6, 2020 (10)
10.6	Employment Agreement effective June 8, 2020 between Cool Holdings, Inc. and Reinier Voigt (11)(*)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (+)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (+)

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (+)

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

______________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed on January 30, 2004.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on December 13, 2019.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 11, 2017.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 12, 2018.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 14, 2018.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 6, 2020.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 17, 2020.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 1, 2020.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 9, 2020.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 22, 2020.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 9, 2020.
(*)	indicates a management contract or compensatory plan or arrangement.
(+)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cool Holdings, Inc.

Date: July 31, 2020	By:	/s/ Reinier Voigt
Reinier Voigt
Chief Executive Officer

Date: July 31, 2020	By:	/s/ Vernon A. LoForti
Vernon A. LoForti
Chief Financial Officer