Form 10-Q
period 2020-08-01
Cool Holdings, Inc.
filed 2020-09-15
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2020

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

As of September __, 2020, the Registrant had 110,536,882 shares outstanding of its $0.001 par value common stock.

Cool Holdings, Inc.

FORM 10-Q

For the 13 weeks ended August 1, 2020

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Cool Holdings, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in thousands, except per share data)

(unaudited)

	2nd Fiscal Quarter		Year-to-Date
	13 Weeks Ended August 1, 2020	Three Months Ended June 30, 2019	26 Weeks Ended August 1, 2020	Six Months Ended June 30, 2019	Transition Period January 1 to February 1, 2020
Net sales	$17,650	$1,926	$31,593	$4,455	$5,285
Cost of sales	13,121	1,647	22,569	3,815	3,777
Gross profit	4,529	279	9,024	640	1,508
Selling, general and administrative expenses	6,451	4,785	13,577	7,498	2,358
Operating loss	(1,922)	(4,506)	(4,553)	(6,858)	(850)
Other income (expense):
Interest	(36)	(902)	(960)	(1,630)	(532)
Decrease (increase) in fair value of derivative liability	—	—	543	—	(807)
Gain (loss) on extinguishment of debt	—	—	13,642	(9)	—
Other income (expense), net	(2)	6	(58)	14	—
Income (loss) from continuing operations before provision for income taxes	(1,960)	(5,402)	8,614	(8,483)	(2,189)
Provision for income taxes	(17)	—	(17)	(1)	—
Income (loss) from continuing operations	(1,977)	(5,402)	8,597	(8,484)	(2,189)
Income (loss) from discontinued operations	—	(212)	(236)	(789)	66
Net income (loss)	$(1,977)	$(5,614)	$8,361	$(9,273)	$(2,123)
Basic income (loss) per share:
Continuing operations	$(0.02)	$(0.63)	$0.10	$(1.02)	$(0.05)
Discontinued operations	—	(0.02)	(0.00)	(0.10)	0.00
Total	$(0.02)	$(0.65)	$0.10	$(1.12)	$(0.05)
Diluted income (loss) per share:
Continuing operations	$(0.02)	$(0.63)	$0.09	$(1.02)	$(0.05)
Discontinued operations	—	(0.02)	$(0.00)	(0.10)	0.00
Total	$(0.02)	$(0.65)	$0.09	$(1.12)	$(0.05)
Weighted-average number of common shares outstanding:
Basic	109,023	8,596	87,376	8,281	43,777
Diluted	109,023	8,596	89,858	8,281	43,777
Comprehensive income (loss):
Net income (loss)	$(1,977)	$(5,614)	$8,361	$(9,273)	$(2,123)
Foreign currency translation adjustments	(68)	1	60	(34)	(85)
Comprehensive income (loss)	$(2,045)	$(5,613)	$8,421	$(9,307)	$(2,208)

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cool Holdings, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	August 1, 2020	December 31, 2019	February 1, 2020
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,111	$2,638	$1,972
Restricted cash	1,255	1,196	1,197
Trade accounts receivable, net of allowance for doubtful accounts of $6, $39 and $17, respectively	301	1,151	706
Other accounts receivable	525	1,701	1,735
Inventory	5,222	7,396	7,652
Prepaid assets	874	846	877
Current assets of discontinued operations	205	1,560	713
Total current assets	12,493	16,488	14,852
Property and equipment, net	602	858	808
Operating lease right-of-use assets	8,674	7,504	8,760
Intangibles, net	1,974	2,055	2,044
Goodwill	699	699	699
Other assets	241	245	245
Total assets	$24,683	$27,849	$27,408
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,108	$6,040	$6,080
Accrued expenses and other current liabilities	2,801	5,408	5,286
Current portion of operating lease liabilities	2,893	2,577	2,768
Notes payable	2,049	13,227	13,685
Derivative liability	—	1,721	2,527
Current liabilities of discontinued operations	1,614	3,792	2,225
Total current liabilities	15,465	32,765	32,571
Long-term liabilities:
Notes payable	2,799	85	—
Operating lease liabilities	6,003	5,023	6,109
Total liabilities	24,267	37,873	38,680
Commitments and Contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000 shares authorized; 25 shares issued and outstanding as of all periods presented.	—	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 110,537; 43,777 and 43,777 shares issued and outstanding as of August 1, 2020, December 31, 2019 and February 1, 2020, respectively.	111	44	44
Additional paid-in capital common stock	52,117	49,074	49,081
Accumulated other comprehensive loss	23	(1,069)	(201)
Accumulated deficit	(51,835)	(58,073)	(60,196)
Total stockholders’ equity (deficit)	416	(10,024)	(11,272)
Total liabilities and stockholders’ equity (deficit)	$24,683	$27,849	$27,408

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cool Holdings, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Amounts in thousands)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2019	25	$—	43,777	$44	$49,074	$(1,069)	$(58,073)	$(10,024)
Stock-based compensation	—	—	—	—	7	—	—	7
Elimination of other comprehensive loss from sale of foreign subsidiary	—	—	—	—	—	953	—	953
Foreign currency translation	—	—	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	—	—	(2,123)	(2,123)
Balance, February 1, 2020	25	—	43,777	44	49,081	(201)	(60,196)	(11,272)
Stock-based compensation	—	—	3,000	3	148	—	—	151
Debt exchange	—	—	59,688	60	2,261	—	—	2,321
Elimination of other comprehensive loss from sale of foreign subsidiary	—	—	—	—	—	164	—	164
Foreign currency translation	—	—	—	—	—	128	—	128
Net income	—	—	—	—	—	—	10,338	10,338
Balance, May 2, 2020	25	—	106,465	107	51,490	91	(49,858)	1,830
Stock-based compensation	—	—	2,991	3	495	—	—	498
Debt exchange	—	—	1,081	1	132	—	—	133
Foreign currency translation	—	—	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	—	—	(1,977)	(1,977)
Balance, August 1, 2020	25	$—	110,537	$111	$52,117	$23	$(51,835)	$416

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, December 31, 2018	322	$—	7,793	$8	$35,303	$(1,011)	$(37,057)	$(2,757)
Debt exchange	—	—	93	—	173	—	—	173
Warrant exercises	—	—	382	—	1,154	—	—	1,154
Foreign currency translation	—	—	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	—	(3,659)	(3,659)
Balance, March 31, 2019	322	—	8,268	8	36,630	(1,046)	(40,716)	(5,124)
Stock-based compensation	—	—	681	1	1,749	—	—	1,750
Issuance of warrants and beneficial conversion feature with convertible debt	—	—	—	—	750	—	—	750
Foreign currency translation	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(5,614)	(5,614)
Balance, June 30, 2019	322	$—	8,949	$9	$39,129	$(1,045)	$(46,330)	$(8,237)

Accompanying notes are an integral part of these condensed consolidated financial statements.

Cool Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	26 Weeks Ended August 1, 2020	Six Months Ended June 30, 2019	Transition Period January 1 to February 1, 2020
Cash flows from operating activities:
Net income (loss)	$8,361	$(9,273)	$(2,123)
Less: income (loss) from discontinued operations	(236)	(789)	66
Income (loss) from continuing operations	8,597	(8,484)	(2,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	342	127	62
Accretion of debt discount	666	1,159	373
Non-cash interest	232		—
Provision for (recovery of) bad debts	89	11	(22)
Stock-based compensation	649	1,750	8
Loss (gain) on debt conversion	(13,642)	9	—
loss on disposal of fixed assets	6
Provision for obsolete inventory	101	63	36
Loss (gain) on derivative liability	(543)		807
Impairment of right of use assets	53		—
Change in operating assets and liabilities:
Trade accounts receivable	416	379	467
Other accounts receivable	883	196	(34)
Inventory	2,330	513	(293)
Prepaid assets	3	(183)	(32)
Other assets	3	(1)	—
Accounts payable	703	(1,318)	40
Accrued expenses	(831)	1,171	(122)
Operating lease right of use assets and lease liabilities	(454)	48	20
Net cash used in continuing operating activities	(397)	(4,560)	(879)
Net cash provided by (used in) discontinued operating activities	(167)	85	299
Net cash used in operating activities	(564)	(4,475)	(580)
Cash flows from investing activities:
Purchase of property and equipment	(72)	(9)	—
Sale of investment securities	—	23	—
Net cash provided by (used in) investing activities	(72)	14	—
Cash flows from financing activities:
Proceeds from issuance of notes payable, net of debt issuance costs	3,098	3,310	—
Payment of notes payable	(325)	(811)	—
Proceeds from warrant exercises	—	1,154	—
Net cash provided by financing activities	2,773	3,653	—
Effect of exchange rate changes on cash	60	(34)	(85)
Net increase (decrease) in cash and cash equivalents	2,197	(842)	(665)
Cash, cash equivalents and restricted cash, beginning of period	3,169	3,159	3,834
Cash, cash equivalents and restricted cash, end of period	$5,366	$2,317	$3,169
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

Non-cash financing activities:
Conversion of accounts payable and accrued liabilities to equity	$823	$164	$—
Accounts receivable offset against conversion of accounts payable to equity	$(227)	$—	$—
Record operating lease right-of-use assets and operating lease liabilities	$437	$4,264	$1,510

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

Prior to its acquisition by the Company, Simply Mac operated on a 52-53 fiscal year ending on the Saturday closest to January 31st.  The Company subsequently decided to change its fiscal year to mirror the Simply Mac fiscal year effective beginning with the fiscal year ending January 30, 2021 (“Fiscal 2021”) in order to align the Company’s financial reporting periods to the operational periods of its Simply Mac stores and be more consistent with peer retail companies. The Company made the fiscal year change on a prospective basis and did not adjust operating results for prior periods.  This Form 10-Q includes unaudited consolidated financial statements for the one-month transition period for the month of January 2020, the second fiscal quarter for the 13 weeks ended August 1, 2020 and the 26 weeks ended August 1, 2020. As permitted under the rules of the Securities and Exchange Commission (“SEC”), prior period financial statements have not been recast, as management believes (i) the three and six months ended June 30, 2019 are comparable to the 13 and 26 weeks ended August 1, 2020, respectively, and (ii) recasting prior period results was not practicable nor cost justified.

Certain accounts in the Company’s consolidated balance sheet at December 31, 2019 were reclassified to conform to their presentation at February 1, 2020 and at August 1, 2020.

The Company’s consolidated financial statements include assets, liabilities and operating results of its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, these unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to fairly present the Company’s financial condition as of August 1, 2020 and February 1, 2020, and the results of operations, financial position and cash flows for all periods presented. The results reported in these consolidated financial statements for the transition period from January 1, 2020 to February 1, 2020 and for the 26 weeks ended August 1, 2020 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full year of fiscal 2021 or for any future period.

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

NOTE 3. Discontinued Operations

During the fourth quarter of 2018, the Company completed the closure of its verykool business segment.  Also, as discussed in Note 18, the Company sold OneClick Argentino, its business unit in Argentina, and Verablue Caribbean Group, its business unit in the Dominican Republic, which resulted in losses on sale of $13,000 and $136,000 in the transition period from January 1, 2020 to February 1, 2020 and in the 26 weeks ended August 1, 2020, respectively.  Consequently, these business units, plus OneClick International, the wholly owned parent of the two business units, are also reported as discontinued operations in our consolidated financial statements for all periods presented.

The results of discontinued operations for the three months ended June 30, 2019 are as follows (in thousands):

	Verykool	OneClick International	OneClick Argentino	Verablue Caribbean	TOTAL
Net sales	$—	$—	$2,102	$901	$3,003
Cost of sales	—	1	1,355	624	1,980
Gross profit (loss)	—	(1)	747	277	1,023
Selling, general and administrative expenses	19	137	739	298	1,193
Operating loss	(19)	(138)	8	(21)	(170)
Other expense, net	(4)	—	(38)	—	(42)
Loss from discontinued operations before income taxes	(23)	(138)	(30)	(21)	(212)
Provision for income taxes	—	—	—	—	-
Net loss from discontinued operations	$(23)	$(138)	$(30)	$(21)	$(212)

The results of discontinued operations for the six months ended June 30, 2019 are as follows (in thousands):

	Verykool	OneClick International	OneClick Argentino	Verablue Caribbean	TOTAL
Net sales	$47	$—	$3,890	$1,808	$5,745
Cost of sales	47	12	2,546	1,234	3,839
Gross profit (loss)	—	(12)	1,344	574	1,906
Selling, general and administrative expenses	27	254	1,594	611	2,486
Operating loss	(27)	(266)	(250)	(37)	(580)
Other income (expense), net	26	(13)	(220)	—	(207)
Loss from discontinued operations before income taxes	(1)	(279)	(470)	(37)	(787)
Provision for income taxes	(2)	—	—	—	(2)
Net loss from discontinued operations	$(3)	$(279)	$(470)	$(37)	$(789)

The results of discontinued operations for the transition period from January 1, 2020 to February 1, 2020 are as follows (in thousands):

	Verykool	OneClick International	OneClick Argentino	Verablue Caribbean	TOTAL
Net sales	$—	$—	$821	$334	$1,155
Cost of sales	8	—	544	223	775
Gross profit (loss)	(8)	—	277	111	380
Selling, general and administrative expenses	2	1	203	81	287
Operating loss	(10)	(1)	74	30	93
Other income (expense), net	—	—	(21)	(6)	(27)
Loss from discontinued operations before income taxes	(10)	(1)	53	24	66
Provision for income taxes	—	—	—	—	—
Net income from discontinued operations	$(10)	$(1)	$53	$24	$66

There were no results of discontinued operations for the 13 weeks ended August 1, 2020.  The results of discontinued operations for the 26 weeks ended August 1, 2020 are as follows (in thousands):

	Verykool	Verablue Caribbean	TOTAL
Net sales	$—	$407	$407
Cost of sales	—	319	319
Gross profit (loss)	—	88	88
Selling, general and administrative expenses	6	192	198
Operating loss	(6)	(104)	(110)
Other income (expense), net	3	(129)	(126)
Loss from discontinued operations before income taxes	(3)	(233)	(236)
Provision for income taxes	—	—	—
Net loss from discontinued operations	$(3)	$(233)	$(236)

NOTE 4. Stock-Based Compensation

The Company’s 2015 Equity Incentive Plan (the “Plan”) was approved by stockholders in June 2015. The Plan is an omnibus plan that allows for grants of stock options, stock appreciation rights, stock awards, restricted stock, stock units and performance units.  As of August 1, 2020, options to purchase 1,802,000 shares and 33,000 unvested restricted shares were outstanding under the 2015 Plan and 2,153,000 shares were available for future grant.

During the six months ended June 30, 2019, the Company made stock grants to directors and employees in an aggregate amount of 600,000 shares valued at $1,560,000.  In addition, restricted stock grants on 100,000 shares valued at $260,000 were made to employees with annual vesting over 2 years from the date of grant.  In June 2019, in connection with the Company’s termination of its then chief financial officer, the Company accelerated the vesting on 26,667 restricted shares valued at $69,000 and paid a portion of his severance using 53,571 shares valued at $108,000. Total stock-based compensation expense during the six months ended June 30, 2019 amounted to $1,750,000.

No equity grants were made during the transition period from January 1, 2020 to February 1, 2020.  However, stock-based compensation expense of $7,000 was recorded during the period relating to vesting of restricted shares issued to employees in June 2019.

During the 26-week period ended August 1, 2020, the Company made grants of unregistered shares to advisors associated with the March 2020 debt restructuring in the aggregate amount of 3,000,000 shares, and a corresponding reduction of warrants on 3,000,000 shares previously issued to the advisors.  On a combined basis, the shares issued were valued at $216,000, and the warrant reductions were valued at $89,000, resulting in a net compensation expense of $127,000.  Also during the period, the Company made stock grants under the Plan in an aggregate amount of 2,950,000 shares to its board of directors.  The stock was valued at $390,000 based on the closing market price on the date of grant.

Additional expense for restricted shares vesting during the period amounted to $53,000.

Also during the 26-week period ended August 1, 2020, the Company granted stock options to purchase an aggregate of 1,800,000 shares to employees.  The fair value of the option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: stated life of 5 years; risk-free interest rate of 0.2% to 0.3% based on the U.S. Treasury yields in effect at the time of grant; expected dividend yield of 0% as the Company has not, and does not intend to, declare dividends; and an expected life of 2.5 years for options having immediate vesting and 3.29 years for graded vested options. The expected annualized volatility of the Company’s common stock used in the calculation was 95%.  Determination of this rate began with the fully-observed historical volatility of the stock dating back to March 2018, immediately following the announcement of completion of the Cooltech merger and related stock split.  It was noted that the Company did not have any exchange-traded options since the merger from which to obtain an implied volatility.  Certain adjustments were then applied to the fully‑observed historical volatility through June 2020 in the form of excluding the effects of the Company’s extraordinarily-significant announcements and events during the period. Stock option expense for the period amounted to $79,000.

A summary of option activity under the 201 Plan as of August 1, 2020 and changes during the 26 weeks then ended is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life in Years
Outstanding at February 1, 2020	2	$34.540	0.62
Granted	1,800	$0.132	4.84
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at August 1, 2020	1,802	$0.169	4.83
Vested and expected to vest	1,802	$0.169	4.83
Exercisable at August 1, 2020	1,082	$0.194	4.83
Non-vested at August 1, 2020 (a)	720	$0.132	4.83

(a) Weighted average grant-date fair value is $0.08 per share.

Total stock-based compensation expense during the 26 weeks ended August 1, 2020 amounted to $649,000.

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

Common shares from the potential exercise of certain options and warrants are excluded from the computation of diluted earnings (loss) per share if their exercise prices are greater than the Company’s average stock price for the period. For the transition period from January 1, 2020 to February 1, 2020, the number of such shares excluded was 21,282,000.  For both the 13 and 26-week periods ended August 1, 2020, the number of such shares excluded was  22,929,000.  For both the three and six-month periods ended June 30, 2019, the number of such shares excluded was 5,598,000.  For the 26-week period ended August 1, 2020, the dilutive effect of in-the-money warrants amounted to 2,458,000 shares.  For the transition period from January 1, 2020 to February 1, 2020, the number of in-the-money warrants and preferred shares excluded from the computation of net loss per share because their inclusion would have been anti-dilutive amounted to 10,025,000.  For the 13-week period ended August 1, 2020, the number of in-the-money warrants and preferred shares excluded from the computation of net loss per share amounted to 7,025,000.  For both the three and six‑month periods ended June 30, 2019, the number of in-the-money warrants and preferred shares excluded from the computation of net loss per share amounted to 415,000.

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2014 through 2019 remain open to examination or re-examination. As of August 1, 2020, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

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

NOTE 7. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists primarily of consumer electronics and accessories. The Company writes down its inventory to net realizable value when it is estimated to be slow-moving or obsolete. For the 13 and 26 weeks ended August 1, 2020, inventory write-downs were $55,000 and $101,000, respectively.  For the transition period from January 1, 2020 to February 1, 2020, inventory write-downs were $41,000.  For the three and six months ended June 30, 2019, inventory write-downs were $65,000 and $79,000, respectively.

NOTE 8. Property and Equipment

Property and equipment, all located in the United States, consisted of the following as of the dates presented (in thousands):

	August 1, 2020	December 31, 2019	February 1, 2020
	(unaudited)		(unaudited)
Machinery and equipment	$193	$224	$225
Furniture and fixtures	400	371	371
Leasehold improvements	903	872	872
Subtotal	1,496	1,467	1,468
Less accumulated depreciation	(894)	(609)	(660)
Total	$602	$858	$808

Depreciation and amortization expense of property and equipment for the 13 and 26 weeks ended August 1, 2020 was $127,000 and $272,000, respectively.  Depreciation and amortization expense for the transition period from January 1, 2020 to February 1, 2020 was $51,000.  Depreciation and amortization expense for the three and six months ended June 30, 2019 was $64,000 and $127,000, respectively.

NOTE 9. Intangible Asset and Goodwill

The Company’s goodwill and definite-lived intangible asset arose from the acquisition of Simply Mac on September 25, 2019.  The intangible asset is comprised solely of the Simply Mac tradename that is being amortized over 15 years.  The carrying value of the intangible asset consisted of the following as of the dates presented (in thousands):

	August 1, 2020	December 31, 2019	February 1, 2020
	(unaudited)		(unaudited)
Simply Mac Tradename	$2,092	$2,092	$2,092
Less accumulated amortization	(118)	(37)	(48)
Total	$1,974	$2,055	$2,044

Amortization expense for the 13 and 26 weeks ended August 1, 2020 was $35,000 and $70,000, respectively.  Amortization expense for the transition period from January 1, 2020 to February 1, 2020 was $11,000.

The carrying amount of goodwill at December 31, 2019, February 1, 2020 and August 1, 2020 amounted to $699,000.  The Company performs an impairment test of goodwill on an annual basis during the fourth quarter, or when circumstances indicate that the carrying value of goodwill might be impaired.

NOTE 10. Accrued Expenses

Accrued expenses consisted of the following as of the dates presented (in thousands):

	August 1, 2020 (unaudited)	December 31, 2019	February 1, 2020 (unaudited)
Accrued compensation (wages, benefits, severance, vacation)	$1,162	$1,421	$1,457
Customer deposits and overpayments	300	152	154
Accrued product costs	—	430	199
Accrued interest	113	798	1,315
Accrued sales tax	604	915	711
Accrued income taxes	220	220	220
Other accruals	402	1,472	1,230
Total	$2,801	$5,408	$5,286

NOTE 11. Notes Payable

Notes payable consisted of the following as of the dates presented (in thousands):

	August 1, 2020 (unaudited)	December 31, 2019	February 1, 2020 (unaudited)
0% convertible note due January 2021	$—	$91	$91
6% promissory note due December 2020	500	500	500
12% convertible notes due October 2019	—	1,775	1,775
12% convertible notes due November 2019	—	400	400
12% convertible notes due May 2020	—	1,500	1,500
12% convertible notes due July, August and September 2020	—	4,235	4,235
12% secured promissory note due September 2020	—	7,858	7,858
6% promissory note due February 2024	1,250	—	—
1% promissory note due April 2022	3,098	—	—
Total face amount	4,848	16,359	16,359
Unamortized discount	—	(3,047)	(2,674)
Total carrying value	4,848	13,312	13,685
Amount classified as current	2,049	13,227	13,685
Amount classified as long-term	$2,799	$85	$—

In January 2018, the Company issued an aggregate of $1,000,000 of 3-year 0% convertible notes and warrants.  The notes are convertible into an aggregate of 570,287 shares of common stock of the Company and the warrants are exercisable for 570,287 shares of common stock of the Company at an exercise price of $9.15 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants, and the conversion feature, which was determined to be a Beneficial Conversion Feature, was recorded at fair value based on the difference between the closing market price of the Company’s stock on the date of the transaction and the implied conversion price in the fair value of the debt.  The valuation assumed a 105% volatility rate of the Company’s common stock, a risk-free interest rate of 2.20% and a credit spread of 7.70%.  The warrants were assigned a value of $127,000 and the conversion feature was assigned a value of $144,000.  The remaining value of $729,000 was assigned to the debt.  The aggregate discount of $271,000 is being amortized to interest expense over the 3-year life of the notes on a straight-line basis.  In connection with a debt exchange on August 15, 2018, holders of an aggregate principal amount of $725,000 of the notes converted their notes to common stock, leaving a principal balance of $275,000 outstanding at December 31,

2018.  In connection with another debt exchange in October 2019 (see Note 12), holders of an aggregate principal amount of $184,000 of the notes converted their notes into common stock, leaving a principal balance of $91,000 outstanding at December 31, 2019.  The unamortized discount related to the converted notes amounted to $15,000, which amount was included in the loss on debt extinguishment.  In connection with a subsequent debt exchange in March 2020 (see Note 12), the holder of the final remaining $91,000 note converted its note into common stock.  The unamortized discount related to the converted note of $5,000 was included in the gain on debt extinguishment.  Accretion of the discount on these notes for the 13 weeks ended May 2, 2020 and the transition period from January 1, 2020 was $1,000 and nil, respectively.  Accretion for the three and six months ended June 30, 2019 was $6,000 and $12,000, respectively.

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

In November 2018, the Company issued an aggregate of $1,220,000 of 1-year 12% convertible notes and warrants. The notes are convertible at the option of the holder after six months from the date of issuance into an aggregate of 277,274 shares of common stock of the Company and the warrants are exercisable for 138,638 shares of common stock of the Company at an exercise price of $4.40 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants.  The conversion feature was not assigned any value as the implied conversion price in the fair value of the debt was higher than the closing market price of the Company’s stock on the date of the transaction.  The valuation assumed a 90% volatility rate of the Company’s common stock, a 25% discount on the value of the underlying stock due to trading restrictions, and a risk-free interest rate of 2.52%.  The warrants were assigned a value of $118,000 and the remaining value of $1,102,000 was assigned to the debt.  The discount of $118,000 was amortized to interest expense over the 1‑year life of the notes on a straight-line basis.  In connection with the debt exchange in October 2019 (see Note 12), holders of an aggregate principal amount of $820,000 of the notes converted their notes plus accrued interest into common stock, leaving a principal balance of $400,000 outstanding at December 31, 2019.  The unamortized discount related to the converted notes amounted to $5,000, which amount was included in the loss on debt extinguishment.  In connection with the debt exchange in March 2020 (see Note 12), the remaining balance plus accrued interest was converted into common stock.  Accretion of the discount for the three and six months ended June 30, 2019 amounted to $30,000 and $59,000, respectively.

In May 2019, the Company issued an aggregate of $3,500,000 of 1-year 12% convertible notes and warrants. The notes are convertible at the option of the holder after six months from the date of issuance into an aggregate of 1,258,996 shares of common stock of the Company and the warrants are exercisable for 629,500 shares of common stock of the Company at an exercise price of

$2.72 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants, and the conversion feature, which was determined to be a Beneficial Conversion Feature, was recorded at fair value based on the difference between the closing market price of the Company’s stock on the date of the transaction and the implied conversion price in the fair value of the debt.  The valuation assumed a 105% volatility rate of the Company’s common stock, a 30% discount on the value of the underlying stock due to trading restrictions, and a risk-free interest rate of 2.33%.  The warrants were assigned a value of $507,000 and the conversion feature was assigned a value of $243,000.  In addition, the Company incurred fundraising costs of $190,000, which were recorded as an additional discount.  The remaining value of $2,750,000 was assigned to the debt.  The aggregate discount of $940,000 was being amortized to interest expense over the 1-year life of the notes on a straight-line basis, which approximated the effective interest method.  In connection with the debt exchange in October 2019 (see Note 11), holders of an aggregate principal amount of $2,000,000 of the notes converted their notes plus accrued interest into common stock, leaving a principal balance of $1,500,000 outstanding at December 31, 2019.  The unamortized discount related to the converted notes amounted to $304,000, which amount was included in the loss on debt extinguishment.  In connection with the debt exchange in March 2020 (see Note 12), the remaining balance plus accrued interest was converted into common stock.  The unamortized discount related to the converted notes amounted to $57,000, which amount was included in the gain on debt extinguishment.  Accretion of the discount for the 13 weeks ended May 2, 2020 amounted to $60,000.  Accretion of the discount for the three and six months ended June 30, 2019 was $117,000.

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

Interest expense for notes payable for the 13 and 26 weeks ended August 1, 2020 was $35,000 and $291,000, respectively.  Interest expense for the transition period from January 1, 2020 to February 1, 2020 was $158,000.  Interest expense for the three and six months ended June 30, 2019 was $901,000 and $1,629,000, respectively.

Derivative Liability: As noted above, the $4,368,000 discount applied against the July, August and September convertible notes to account for the convertibility feature and warrants was recorded as a derivative liability on the Company’s balance sheet.  At December 31, 2019, although the Company was no longer subject to Nasdaq requirements for shareholder approval, it was determined that the conversion features and warrants did not have fixed conversion or exercise prices.  Accordingly, these instruments continued to be accounted for as derivative liabilities.  The Company used the same methodology as described above to value the derivative liabilities at each subsequent measurement date.  In connection with the debt exchange in October 2019 (see Note 12), the Company issued warrants valued at $3,586,000 that were also recorded as derivative liabilities.  These warrants were valued at issuance date and at each subsequent measurement date utilizing the methodology described in Note 12, and are level 3 measurements.  Total derivative liabilities of $7,954,000 were marked-to-market at December 31, 2019, February 1, 2020 and at March 31, 2020, the date the underlying notes were exchanged (see Note 12).  The changes resulted in an increase in value of $806,000 at February 1, 2020 that was recorded as other expense in the Company’s statement of operations for the transition period from January 1 to February 1, 2020, and resulted in a decrease in value of $543,000 at March 31, 2020 that was recorded as other income for the 13 and 26 weeks ended May 2, 2020.

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

During June 2020, the Company issued 804,000 shares of common stock valued at $106,000 to its two outside directors in lieu of payment of accrued director fees, and 278,000 shares of common stock valued at $27,000 to three former executives in lieu of payment of accrued severance.

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

Other Accounting Standards Updates not effective until after August 1, 2020 are not expected to have a material effect on the Company’s financial position or results of operations.

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

	Retail Stores	Cooltech Distribution	Total Segments
13 weeks ended August 1, 2020:
Net sales	$17,616	$34	$17,650
Gross profit	$4,518	$11	$4,529
Operating loss	$(458)	$(71)	$(529)

Three months ended June 30, 2019:
Net sales	$1,342	$584	$1,926
Gross profit	$290	$(11)	$279
Operating loss	$(385)	$(359)	$(744)

26 weeks ended August 1, 2020:
Net sales	$31,455	$138	$31,593
Gross profit	$9,002	$22	$9,024
Operating loss	$(1,129)	$(261)	$(1,390)

Six months ended June 30, 2019:
Net sales	$3,000	$1,455	$4,455
Gross profit	$646	$(6)	$640
Operating loss	$(821)	$(697)	$(1,518)

Transition Period January 1 to February 1, 2020:
Net sales	$5,281	$4	$5,285
Gross profit	$1,498	$10	$1,508
Operating loss	$(615)	$(101)	$(716)

Reconciliation of Operating Loss to Cool Holdings as Reported:
	2nd Fiscal Quarter		Year-to-Date
	13 Weeks Ended August 1, 2020	Three Months Ended June 30, 2019	26 Weeks Ended August 1, 2020	Six Months Ended June 30, 2019	Transition Period January 1 to February 1, 2020
Operating loss:
Total reportable segments	$(529)	$(744)	$(1,390)	$(1,518)	$(716)
Unallocated expenses	(1,393)	(3,762)	(3,163)	(5,340)	(134)
Total consolidated operating loss	$(1,922)	$(4,506)	$(4,553)	$(6,858)	$(850)

NOTE 15. Commitments and Contingencies

Leases:

The Company leases its retail stores, distribution center and corporate and administrative office facilities under operating lease agreements which expire through June 2027. Stores range in size from small stores of only 1,000 sq.ft. to larger stores of up to 5,200 sq.ft.  Store leases typically provide for an initial lease term of three to four years, while certain leases have terms of up to ten years. Certain leases have provisions calling for percentage rent, in addition to base rent, once sales exceed a minimum threshold.  However, the Company believes that the minimum thresholds in such leases exceed the level of sales expected to be generated by the stores during the term of the lease.  Certain leases also contain renewal options, but such options are not recognized by the Company as part of its right-of-use assets or lease liabilities because the Company does not believe it is reasonably certain it will exercise such options, due to the uncertainty of future store financial performance or the ability of the property to generate sufficient customer traffic.  Operating lease expense for the 13 and 26 weeks ended August 1, 2020 was $1,186,000 and $2,439,000, respectively.  Operating lease expense for the transition period from January 1, 2020 to February 1, 2020 was $418,000.  Operating leases expense for the three and six months ended June 30, 2019 was $297,000 and $593,000, respectively.

Supplemental lease information as of August 1, 2020 is as follows ($ in thousands):

Operating right of use assets	$8,674
Current operating lease liabilities	$2,893
Long-term operating lease liabilities	$6,003
Weighted-average remaining lease term in years	3.84
Weighted-average discount rate	12%

As of August 1, 2020, maturities of lease liabilities are as follows (in thousands):

Years Ending Fiscal January
2021 (remaining six months)	$2,061
2022	3,267
2023	2,141
2024	1,593
2025	898
Thereafter	1,118
Total lease payments	11,078
Less: interest	(2,182)
Total	8,896
Less: current portion	2,893
Long-term portion	$6,003

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

Derivative Liability
Balance, December 31, 2018	$—
Initial recognition of conversion features and warrants, October 2019	7,954
Change in fair value of derivative liability	(6,233)
Balance, December 31, 2019	1,721
Change in fair value of derivative liability	806
Balance, February 1, 2020	2,527
Change in fair value of derivative liability	(543)
Extinguishment of derivative liability resulting from debt conversion	(1,984)
Balance, August 1, 2020	$—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements, Safe Harbor Statement and Other General Information

This discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and condensed notes thereto and other information included in this report and our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on May 29, 2020 (including our 2019 audited consolidated financial statements and related notes thereto and other information)(“2019 Annual Report”). Our discussion and analysis of financial condition and results of operations are based upon, among other things, our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to, among other things, make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent liabilities as of the date of our most recent balance sheet, and the reported amounts of revenues and expenses during the reporting periods. We review our estimates and assumptions on an ongoing basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from these estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations, although they may. Our critical accounting policies, which we believe are the most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined in “Critical Accounting Policies” in our 2019 Annual Report, as may be updated in our subsequent Quarterly Reports on Form 10-Q. All references to results of operations in this discussion generally are related to results from continuing operations, unless otherwise noted.

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

Business Overview and Strategy

Currently, our business is comprised of 39 Simply Mac retail consumer electronics stores in 17 states across the U.S. authorized under the Apple® Premier Partner program, and Cooltech Distribution, an authorized distributor of Apple® products and other high-profile consumer electronic brands.  Our Cooltech Distribution unit distributes various consumer electronics to resellers, retailers and small and medium-sized businesses, but we are in the final stages of winding down this business.  In our retail stores, we market and distribute a variety of mobility, computing, audio/video, and other technology products supplied by Apple and others including laptops, tablets, cell phones, drones, smart watches, gaming consoles, accessories and audio devices.  Simply Mac also sells products online through its eCommerce site.

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

Change in Fiscal Year End

As a result of the change to our fiscal year from a fiscal year ending on December 31 of each calendar year to a fiscal year ending on the Saturday nearest to January 31 of each year, the period that began on January 1, 2020 and ended on February 1, 2020 was a transition period (the “Transition Period”). Fiscal 2021, our first full fiscal year subsequent to the change to our fiscal year, is a 52-week year that began on February 2, 2020 and will end on January 30, 2021. Our second quarter of Fiscal 2021 was the 13-week period that ended on August 1, 2020.  As permitted under SEC rules, prior-period financial statements have not been recast as we believe (i) the three months ended June 30, 2019 are comparable to the 13 weeks ended August 1, 2020 and (ii) recasting prior-period results was not practicable nor cost justified. We have included certain unaudited condensed consolidated financial statements for the Transition Period in this Form 10-Q and will include audited financial statements for the Transition Period in our Form 10-K filed for the fiscal year ending January 30, 2021.

Results of Operations

The first table below sets forth our condensed consolidated statements of operations for the 13 weeks ended August 1, 2020 and the three months ended June 30, 2019, and the change between the periods ($ in thousands).  The second table sets forth our condensed consolidated statements of operations for the 26 weeks ended August 1, 2020 and the six months ended June 30, 2019, and the change between the periods.

	13 Weeks Ended August 1,	Three Months Ended June 30,	Change
	2020	2019	$	%
Net sales	$17,650	$1,926	$15,724	816.4%
Cost of sales	13,121	1,647	11,474	696.7%
Gross profit	4,529	279	4,250	1523.3%
Selling, general and administrative expenses	6,451	4,785	1,666	34.8%
Operating loss	(1,922)	(4,506)	2,584	-57.3%
Other income (expense):
Interest	(36)	(902)	866	-96.0%
Other income (expense), net	(2)	6	(8)	-133.3%
Loss from continuing operations before provision for income taxes	(1,960)	(5,402)	3,442	-63.7%
Provision for income taxes	(17)	—	(17)	NM
Loss from continuing operations	(1,977)	(5,402)	3,425	-63.4%
Loss from discontinued operations	—	(212)	212	-100.0%
Net loss	$(1,977)	$(5,614)	$3,637	-64.8%

	26 Weeks Ended August 1,	6 Months Ended June 30,	Change
	2020	2019	$	%
Net sales	$31,593	$4,455	$27,138	609.2%
Cost of sales	22,569	3,815	18,754	491.6%
Gross profit	9,024	640	8,384	1310.0%
Selling, general and administrative expenses	13,577	7,498	6,079	81.1%
Operating loss	(4,553)	(6,858)	2,305	-33.6%
Other income (expense):
Interest expense	(960)	(1,630)	670	-41.1%
Decrease in fair value of derivative liability	543	—	543	NM
Gain (loss) on extinguishment of debt	13,642	(9)	13,651	-151677.8%
Other income (expense), net	(58)	14	(72)	-514.3%
Income (loss) from continuing operations before provision for income taxes	8,614	(8,483)	17,097	-201.5%
Provision for income taxes	(17)	(1)	(16)	1600.0%
Income (loss) from continuing operations	8,597	(8,484)	17,081	-201.3%
Loss from discontinued operations	(236)	(789)	553	-70.1%
Net income (loss)	$8,361	$(9,273)	$17,634	-190.2%

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the 13 and 26 weeks ended August 1, 2020 and the three and six months ended June 30, 2019:

	2nd Fiscal Quarter		Year-to-Date
	13 Weeks Ended August 1,	Three Months Ended June 30,	26 Weeks Ended August 1,	Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.3%	85.5%	71.4%	85.6%
Gross profit	25.7%	14.5%	28.6%	14.4%
Selling, general and administrative expenses	36.5%	248.4%	43.0%	168.3%
Operating loss	(10.9%)	(234.0%)	(14.4%)	(153.9%)
Other income (expense):
Interest	(0.2%)	(46.8%)	(3.0%)	(36.6%)
Decrease (increase) in fair value of derivative liability	0.0%	0.0%	1.7%	0.0%
Gain on extinguishment of debt	0.0%	0.0%	43.2%	(0.2%)
Other income (expense), net	(0.0%)	0.3%	(0.2%)	0.3%
Income (loss) from continuing operations before provision for income taxes	(11.1%)	(280.5%)	27.3%	(190.4%)
Provision for income taxes	(0.1%)	0.0%	(0.1%)	(0.0%)
Income (loss) from continuing operations	(11.2%)	(280.5%)	27.2%	(190.4%)
Income (loss) from discontinued operations	0.0%	(11.0%)	(0.7%)	(17.7%)
Net income (loss)	(11.2%)	(291.5%)	26.5%	(208.1%)

13 weeks ended August 1, 2020 compared to the three months ended June 30, 2019

Net Sales

For the 13 weeks ended August 1, 2020, our net sales amounted to $17,650,000, an increase of $15,724,000, or 816%, from $1,926,000 in the three months ended June 30, 2019.  The significant increase in sales between the periods is the result of the acquisition of Simply Mac on September 25, 2019.  Prior to the acquisition, our continuing operations were comprised of only our 3 OneClick retail stores in Florida and our Cooltech Distribution business.

At the outset of the 13 weeks ended August 1, 2020, 12 of our retail stores were closed due to the COVID-19 pandemic.  In addition, at the remaining locations which stayed open, we cut back store hours from 7 days per week and up to 11 hours per day, to 5 days per week and only 8 hours per day so we could run the stores on a single shift.  In many locations, our business was deemed to be “essential” as we provide products and repair services for adults working remotely and students attending school virtually.  We were able to begin reopening stores and expanding hours beginning May 4, 2020 through June 22, 2020.  At the end of the period, only 1 store remained closed, with 39 stores open.

Sales at our Cooltech Distribution unit for the 13 weeks ended August 1, 2020 amounted to $34,000, a decrease of $550,000, or 94%, from $584,000 in the three months ended June 30, 2019.  At this point, we have phased out this business, which generated very thin gross margins, and we are now focusing solely on our retail business.

Gross Profit and Gross Margin

For the 13 weeks ended August 1, 2020, our gross profit amounted to $4,529,000, an increase of $4,250,000, or 1,523%, from $279,000 in the three months ended June 30, 2019. Our gross profit margin for the 13 weeks ended August 1, 2020 was 25.7%, substantially higher than 14.5% in the three months ended June 30, 2019. The increased gross profit resulted from the addition of the Simply Mac stores.  The improvement in our gross margin percentage also reflects the addition of the Simply Mac stores, that generate a higher proportion of sales related to service, and service generates higher gross margins compared to hardware sales.

Operating Expenses

For the 13 weeks ended August 1, 2020, total operating expenses amounted to $6,451,000, an increase of $1,666,000, or 35%, from $4,785,000 in the three months ended June 30, 2019.  The increase in operating expenses relates primarily to the acquisition of Simply Mac.  However, stock-based compensation during the 13 weeks ended August 1, 2020 was $498,000, substantially lower than $1,750,000 in the three months ended June 30, 2019.  In addition, operating expenses in the three months ended June 30, 2019 included $832,000 of severance and other expenses related to the termination of three of the Company’s executive officers.

Other Income (Expense)

Interest expense for the 13 weeks ended August 1, 2020 amounted to $36,000, a decrease of $886,000, or 96%, compared to $902,000 in the three months ended June 30, 2019.  The decrease is attributable to the restructuring and elimination of a substantial portion of the Company’s outstanding debt during October 2019 and March 2020.

Provision for Income Taxes

The provision for income taxes of $17,000 recorded for the 13 weeks ended August 1, 2020 consists primarily of minimum taxes assessed in states where the Simply Mac stores are located.

26 weeks ended August 1, 2020 compared to the six months ended June 30, 2019

Net Sales

For the 26 weeks ended August 1, 2020, our net sales amounted to $31,593,000, an increase of $27,138,000, or 609%, from $4,455,000 in the six months ended June 30, 2019.  The significant increase in sales between the periods is the result of the acquisition of Simply Mac on September 25, 2019.  Prior to the acquisition, our continuing operations were comprised of only our 3 OneClick retail stores in Florida and our Cooltech Distribution business.

At the outset of the 26 weeks ended August 1, 2020, all of our retail stores were open.  However, in mid-March, the COVID‑19 pandemic resulted in the closure of 12 locations.  In addition, at the remaining locations which stayed open, we cut back store hours from 7 days per week and up to 11 hours per day, to 5 days per week and only 8 hours per day so we could run the stores on a single shift.  In many locations, our business was deemed to be “essential” as we provide products and repair services for adults working remotely and students attending school virtually.  We were able to begin reopening stores and expanding hours beginning May 4, 2020 through June 22, 2020.  At the end of the period, only 1 store remained closed, with 39 stores open.

Sales at our Cooltech Distribution unit for the 26 weeks ended August 1, 2020 amounted to $138,000, a decrease of $1,317,000, or 91%, from $1,455,000 in the six months ended June 30, 2019.  At this point, we have phased out this business, which generated very thin gross margins, and we are now focusing solely on our retail business.

Gross Profit and Gross Margin

For the 26 weeks ended August 1, 2020, our gross profit amounted to $9,024,000, an increase of $8,384,000, or 1,310%, from $640,000 in the six months ended June 30, 2019. Our gross profit margin for the 26 weeks ended August 1, 2020 was 28.6%, substantially higher than 14.4% in the six months ended June 30, 2019. The increased gross profit resulted from the addition of the Simply Mac stores.  The improvement in our gross margin percentage also reflects the addition of the Simply Mac stores, that generate a higher proportion of sales related to service, and service generates higher gross margins compared to hardware sales.

Operating Expenses

For the 26 weeks ended August 1, 2020, total operating expenses amounted to $13,577,000, an increase of $6,079,000, or 81%, from $7,498,000 in the six months ended June 30, 2019.  The increase in operating expenses relates primarily to the acquisition of Simply Mac.  However, stock-based compensation during the 26 weeks ended August 1, 2020 was $649,000, substantially lower than $1,750,000 in the six months ended June 30, 2019.  In addition, operating expenses in the six months ended June 30, 2019 included $832,000 of severance and other expenses related to the termination of three of the Company’s executive officers.

Other Income (Expense)

Interest expense for the 26 weeks ended August 1, 2020 amounted to $960,000, a decrease of $670,000, or 41%, compared to $1,630,000 in the six months ended June 30, 2019.  The decrease is attributable to the restructuring and elimination of a substantial portion of the Company’s outstanding debt during October 2019 and March 2020.  In the 26 weeks ended August 1, 2020, we also recorded a $543,000 gain from the decrease in value of financial derivatives that arose in connection with the issuance of convertible debt and warrants, and a $13,642,000 gain on extinguishment of debt that resulted from the debt restructuring in March 2020.

Provision for Income Taxes

The provision for income taxes of $17,000 recorded for the 26 weeks ended August 1, 2020 consists primarily of minimum taxes assessed in states where the Simply Mac stores are located.  The majority of the gain on extinguishment of debt was sheltered by the fact that the gain is not taxable to the extent of the Company’s insolvency at the time of the extinguishment.  The remaining unsheltered balance was offset by our current operating losses and tax loss carryforwards.

Liquidity and Capital Resources

Our progress to date in calendar 2020 has been extremely significant in both shedding our international operations that had burdened us with both financial and operational risks and restructuring our balance sheet.  We sold both our Argentinian and Dominican Republic subsidiaries and, excluding the $3.1 million PPP loan we secured in April 2020, we reduced our outstanding debt from $16.4 million at December 31, 2019 to $1.75 million at August 1, 2020.  Furthermore, at February 1, 2020 we had negative stockholders’ equity of $11.3 million, and after our debt restructuring, we have positive stockholders’ equity of $416,000 as of August 1, 2020.

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

Operating Activities

Net cash used by continuing operating activities during the 26 weeks ended August 1, 2020 amounted to $392,000 compared to $4,560,000 for the six months ended June 30, 2019.  The $4.2 million decrease in cash used was due primarily to a reduction of operating losses and interest expense during the current period compared to the prior year period, and a $2.2 million greater reduction in working capital during the current period compared to the prior year period.

Investing Activities

Cash flows from investing activities was minimal during both periods.

Financing Activities

During the 26 weeks ended August 1, 2020, net cash provided by financing activities amounted to $2.8 million.  We used $325,000 in cash to pay down promissory notes, and received proceeds of $3.1 million from our PPP loan.  During the six months ended June 30, 2019, net cash provided by financing activities amounted to $3,653,000.  We received $3,310,000 from a convertible debt offering in May 2019, $1,154,000 from the sale of stock upon warrant exercises, and used $811,000 to pay down a promissory note.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our 26-week period ended August 1, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the years ended December 31, 2019 and 2018, we reported net losses of $21.0 million and $27.3 million, respectively. While we restructured most of our debt in March 2020, reported $8.4 million in net income in the 26 weeks ended August 1, 2020, and have plans designed to attain and maintain profitability, if we do not succeed, our business might continue to experience losses and may not be sustainable in the future.  Consequently, as discussed in Note 2 to our consolidated financial statements, we have substantial doubt that we could remain independent and continue as a going concern if we are not able to raise additional capital and achieve positive cash flows from operations.

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

While we cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact, based on the easing of governmental mandates during early May 2020 and in concert with our efforts to maintain the health and safety of our customers and employees, all but one of our stores have re-opened and we expect a gradual return of store traffic through the remainder of 2020.  On April 16, 2020, we secured a $3.1 million, 2-year loan from a regional bank pursuant to the U.S. Small Business Administration Paycheck Protection Program under Title I of the CARES Act passed by Congress and signed into law on March 27, 2020.  It is unclear whether this funding will be adequate to support our operations or if we will need to seek additional funding in the future.  As such, the ultimate impact of COVID‑19 to our businesses remains highly uncertain and we continue to assess its financial impact.

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

Cool Holdings, Inc.

Date: September 15, 2020	By:	/s/ Reinier Voigt
Reinier Voigt
Chief Executive Officer

Date: September 15, 2020	By:	/s/ Vernon A. LoForti
Vernon A. LoForti
Chief Financial Officer