Form 10-Q
period 2020-10-31
Simply, Inc.
filed 2020-12-14
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission File Number—001-32217

Simply, Inc.

(Exact name of registrant as specified in its charter)

Maryland	33-0599368
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2001 NW 84th Avenue, Miami, FL 33122

(Address of principal executive offices including zip code)

(786) 254-6709

(Registrant’s telephone number, including area code)

Cool Holdings, Inc.

(Former Name, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SIMP	OTC Markets Group Inc.

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

As of December 14, 2020, the Registrant had 11,009,022 shares outstanding of its $0.001 par value common stock.

Simply, Inc.

FORM 10-Q

For the 13 weeks ended October 31, 2020

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Simply, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in thousands, except per share data)

(unaudited)

	3rd Fiscal Quarter		Year-to-Date
	13 Weeks Ended October 31, 2020	Three Months Ended Sept. 30, 2019	39 Weeks Ended October 31, 2020	Nine Months Ended Sept. 30, 2019	Transition Period January 1 to February 1, 2020
Net sales	$16,923	$4,143	$48,516	$8,598	$5,285
Cost of sales	12,078	3,066	34,647	6,881	3,777
Gross profit	4,845	1,077	13,869	1,717	1,508
Selling, general and administrative expenses	6,473	2,960	20,050	10,458	2,358
Operating loss	(1,628)	(1,883)	(6,181)	(8,741)	(850)
Other income (expense):
Interest	(35)	(1,335)	(995)	(2,965)	(532)
Decrease (increase) in fair value of derivative liability	—	277	543	277	(807)
Gain (loss) on extinguishment of debt	—	—	13,642	(9)	—
Other income, net	175	3	117	17	—
Income (loss) from continuing operations before provision for income taxes	(1,488)	(2,938)	7,126	(11,421)	(2,189)
Provision for income taxes	(10)	—	(27)	(1)	—
Income (loss) from continuing operations	(1,498)	(2,938)	7,099	(11,422)	(2,189)
Income (loss) from discontinued operations	51	(386)	(185)	(1,175)	66
Net income (loss)	$(1,447)	$(3,324)	$6,914	$(12,597)	$(2,123)
Basic income (loss) per share:
Continuing operations	$(0.14)	$(3.28)	$0.75	$(13.43)	$(0.50)
Discontinued operations	$0.01	$(0.43)	$(0.02)	$(1.38)	0.02
Total	$(0.13)	$(3.71)	$0.73	$(14.81)	$(0.48)
Diluted income (loss) per share:
Continuing operations	$(0.14)	$(3.28)	$0.72	$(13.43)	$(0.50)
Discontinued operations	0.01	(0.43)	$(0.02)	(1.38)	0.02
Total	$(0.13)	$(3.71)	$0.70	$(14.81)	$(0.48)
Weighted-average number of common shares outstanding:
Basic	11,013	895	9,497	851	4,378
Diluted	11,013	895	9,811	851	4,378
Comprehensive income (loss):
Net income (loss)	$(1,447)	$(3,324)	$6,914	$(12,597)	$(2,123)
Foreign currency translation adjustments	(20)	34	40	—	(85)
Comprehensive income (loss)	$(1,467)	$(3,290)	$6,954	$(12,597)	$(2,208)

Accompanying notes are an integral part of these condensed consolidated financial statements.

Simply, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	October 31, 2020	December 31, 2019	February 1, 2020
	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,704	$2,638	$1,972
Restricted cash	1,255	1,196	1,197
Trade accounts receivable, net of allowance for doubtful accounts of $8, $39 and $17, respectively	180	1,151	706
Other accounts receivable	662	1,701	1,735
Inventory	6,015	7,396	7,652
Prepaid assets	835	846	877
Current assets of discontinued operations	9	1,560	713
Total current assets	10,660	16,488	14,852
Property and equipment, net	916	858	808
Operating lease right-of-use assets	9,149	7,504	8,760
Intangibles, net	1,949	2,055	2,044
Goodwill	699	699	699
Other assets	270	245	245
Total assets	$23,643	$27,849	$27,408
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,673	$6,040	$6,080
Accrued expenses and other current liabilities	2,740	5,408	5,286
Current portion of operating lease liabilities	2,818	2,577	2,768
Notes payable	2,270	13,227	13,685
Derivative liability	—	1,721	2,527
Current liabilities of discontinued operations	953	3,792	2,225
Total current liabilities	15,454	32,765	32,571
Long-term liabilities:
Notes payable	2,578	85	—
Operating lease liabilities	6,643	5,023	6,109
Total liabilities	24,675	37,873	38,680
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000 shares authorized; 2 shares issued and outstanding as of all periods presented.	—	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 11,009; 4,378 and 4,378 shares issued and outstanding as of October 31, 2020, December 31, 2019 and February 1, 2020, respectively.	110	44	44
Additional paid-in capital common stock	52,137	49,074	49,081
Accumulated other comprehensive income (loss)	3	(1,069)	(201)
Accumulated deficit	(53,282)	(58,073)	(60,196)
Total stockholders’ deficit	(1,032)	(10,024)	(11,272)
Total liabilities and stockholders’ deficit	$23,643	$27,849	$27,408

Accompanying notes are an integral part of these condensed consolidated financial statements.

Simply, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Amounts in thousands)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2019	2	$—	4,378	$44	$49,074	$(1,069)	$(58,073)	$(10,024)
Stock-based compensation	—	—	—	—	7	—	—	7
Elimination of other comprehensive loss from sale of foreign subsidiary	—	—	—	—	—	953	—	953
Foreign currency translation	—	—	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	—	—	(2,123)	(2,123)
Balance, February 1, 2020	2	—	4,378	44	49,081	(201)	(60,196)	(11,272)
Stock-based compensation	—	—	300	3	148	—	—	151
Debt exchange	—	—	5,969	60	2,261	—	—	2,321
Elimination of other comprehensive loss from sale of foreign subsidiary	—	—	—	—	—	164	—	164
Foreign currency translation	—	—	—	—	—	128	—	128
Net income	—	—	—	—	—	—	10,338	10,338
Balance, May 2, 2020	2	—	10,647	107	51,490	91	(49,858)	1,830
Stock-based compensation	—	—	299	3	495	—	—	498
Debt exchange	—	—	108	1	132	—	—	133
Foreign currency translation	—	—	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	—	—	(1,977)	(1,977)
Balance, August 1, 2020	2	—	11,054	111	52,117	23	(51,835)	416
Stock-based compensation	—	—	—	—	24	—	—	24
Issuance of shares in payment of accrued severance	—	—	23	—	23	—	—	23
Issuance of shares from reverse stock split in lieu of fractional shares	—	—	2	—	—	—	—	—
Repurchase and retirement of shares	—	—	(70)	(1)	(27)	—	—	(28)
Foreign currency translation	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	(1,447)	(1,447)
Balance, October 31, 2020	2	$—	11,009	$110	$52,137	$3	$(53,282)	$(1,032)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, December 31, 2018	32	$—	779	$8	$35,303	$(1,011)	$(37,057)	$(2,757)
Debt exchange	—	—	9	—	173	—	—	173
Warrant exercises	—	—	38	—	1,154	—	—	1,154
Foreign currency translation	—	—	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	—	—	(3,659)	(3,659)
Balance, March 31, 2019	32	—	826	8	36,630	(1,046)	(40,716)	(5,124)
Stock-based compensation	—	—	68	1	1,749	—	—	1,750
Issuance of warrants and beneficial conversion feature with convertible debt	—	—	—	—	750	—	—	750
Foreign currency translation	—	—	—	—	—	1	—	1
Net loss	—	—	—	—	—	—	(5,614)	(5,614)
Balance, June 30, 2019	32	—	894	9	39,129	(1,045)	(46,330)	(8,237)
Stock-based compensation	—	—	—	—	24	—	—	24
Conversion of preferred stock to common stock	(30)	—	30	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	34	—	34
Net loss	—	—	—	—	—	—	(3,324)	(3,324)
Balance, September 30, 2019	2	$—	924	$9	$39,153	$(1,011)	$(49,654)	$(11,503)

Accompanying notes are an integral part of these condensed consolidated financial statements.

Simply, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	39 Weeks Ended October 31, 2020	Nine Months Ended September 30, 2019	Transition Period January 1 to February 1, 2020
Cash flows from operating activities:
Net income (loss)	$6,914	$(12,597)	$(2,123)
Less: income (loss) from discontinued operations	(185)	(1,175)	66
Income (loss) from continuing operations	7,099	(11,422)	(2,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	504	199	62
Accretion of debt discount	666	2,133	373
Non-cash interest	232	—	—
Provision for (recovery of) bad debts	91	26	(22)
Stock-based compensation	673	1,774	8
Loss (gain) on debt conversion	(13,642)	9	—
Loss on disposal of fixed assets	6	—	—
Provision for obsolete inventory	260	40	36
Loss (gain) on derivative liability	(543)	(277)	807
Impairment of right of use assets	51	—	—
Change in operating assets and liabilities:
Trade accounts receivable	535	188	467
Other accounts receivable	746	(198)	(34)
Inventory	1,377	1,088	(293)
Prepaid assets	13	(322)	(32)
Other assets	(35)	(1)	—
Accounts payable	1,306	43	40
Accrued expenses	(664)	2,219	(122)
Operating lease right of use assets and lease liabilities	(604)	61	20
Net cash used in continuing operating activities	(1,929)	(4,440)	(879)
Net cash provided by (used in) discontinued operating activities	(580)	45	299
Net cash used in operating activities	(2,509)	(4,395)	(580)
Cash flows from investing activities:
Purchase of property and equipment	(514)	(14)	—
Sale of investment securities	—	23	—
Acquisition of Simply Mac, net of cash acquired	—	(4,694)	—
Net cash used in investing activities	(514)	(4,685)	—
Cash flows from financing activities:
Proceeds from issuance of notes payable, net of debt issuance costs	3,098	7,860	—
Payment of notes payable	(325)	(811)	—
Proceeds from warrant exercises	—	1,154	—
Net cash provided by financing activities	2,773	8,203	—
Effect of exchange rate changes on cash	40	—	(85)
Net decrease in cash and cash equivalents	(210)	(877)	(665)
Cash, cash equivalents and restricted cash, beginning of period	3,169	3,159	3,834
Cash, cash equivalents and restricted cash, end of period	$2,959	$2,282	$3,169
Cash paid for interest	$67	$341	$—
Cash paid for income taxes	$27	$—	$—

Non-cash financing activities:
Conversion of accounts payable and accrued liabilities to equity	$823	$164	$—
Accounts receivable offset against conversion of accounts payable to equity	$(227)	$—	$—
Record operating lease right-of-use assets and operating lease liabilities	$437	$4,642	$1,510

Accompanying notes are an integral part of these condensed consolidated financial statements.

Simply, Inc.

Notes to Condensed Consolidated Financial Statements

October 31, 2020

(unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and these condensed notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the financial position or results of operations of Simply, Inc. (the “Company”), although they may. These unaudited consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10‑K for such year.

On September 25, 2019, the Company completed the acquisition of Simply Mac, Inc. (“Simply Mac”) in a stock transaction, after which Simply Mac became a wholly-owned subsidiary of the Company (see Note 17).  Consequently, the results of Simply Mac are included in the Company’s consolidated financial statements for periods subsequent to the acquisition.

In early 2020, the Company sold both of its international subsidiaries in Latin America (see Note 18).  On January 31, 2020, the Company sold all of its ownership interest in OneClick Argentino S.R.L., the Company’s subsidiary that operated 6 retail electronics stores in Argentina.  On April 6, 2020, the Company sold all of its ownership interest in Verablue Caribbean Group, S.R.L. (“Verablue”), the Company’s subsidiary that operated 7 retail electronics stores in in the Dominican Republic.  Both entities have been classified as discontinued operations in the Company’s consolidated financial statements for all periods presented.

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

Prior to its acquisition by the Company, Simply Mac operated on a 52-53 fiscal year ending on the Saturday closest to January 31st.  The Company subsequently decided to change its fiscal year to mirror the Simply Mac fiscal year effective beginning with the fiscal year ending January 30, 2021 (“Fiscal 2021”) in order to align the Company’s financial reporting periods to the operational periods of its Simply Mac stores and be more consistent with peer retail companies. The Company made the fiscal year change on a prospective basis and did not adjust operating results for prior periods.  This Form 10-Q includes unaudited consolidated financial statements for the one-month transition period for the month of January 2020, the third fiscal quarter for the 13 weeks ended October 31, 2020 and the 39 weeks ended October 31, 2020. As permitted under the rules of the Securities and Exchange Commission (“SEC”), prior period financial statements have not been recast, as management believes (i) the three and nine months ended September 30, 2019 are comparable to the 13 and 39 weeks ended October 31, 2020, respectively, and (ii) recasting prior period results was not practicable nor cost justified.

Effective October 14, 2020, the Company changed its legal name from “Cool Holdings, Inc.” to “Simply, Inc.” and effected a one-for-ten reverse split of its issued and outstanding common stock.  All share and per share numbers in this report have been retroactively restated to account for the reverse split.  In addition, certain accounts in the Company’s consolidated balance sheet at December 31, 2019 were reclassified to conform to their presentation at February 1, 2020 and at October 31, 2020.

The Company’s consolidated financial statements include assets, liabilities and operating results of its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, these unaudited consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to fairly present the Company’s financial condition as of October 31, 2020 and February 1, 2020, and the results of operations, financial position and cash flows for all periods presented. The results reported in these consolidated financial statements for the transition period from January 1, 2020 to February 1, 2020 and for the 39 weeks ended October 31, 2020 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full year of Fiscal 2021 or for any future period.

NOTE 2. Going Concern Considerations

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

NOTE 3. Discontinued Operations

During the fourth quarter of 2018, the Company completed the closure of its verykool business segment.  Also, as discussed in Note 18, the Company sold OneClick Argentino, its business unit in Argentina, and Verablue Caribbean Group, its business unit in the Dominican Republic, which resulted in losses on sale of $13,000 and $136,000 in the transition period from January 1, 2020 to February 1, 2020 and in the 39 weeks ended October 31, 2020, respectively.  Consequently, these business units, plus OneClick International, the wholly owned parent of the two business units, are also reported as discontinued operations in our consolidated financial statements for all periods presented.

The results of discontinued operations for the three months ended September 30, 2019 are as follows (in thousands):

	Verykool	OneClick International	OneClick Argentino	Verablue Caribbean	TOTAL
Net sales	$—	$—	$1,862	$1,052	$2,914
Cost of sales	—	—	1,228	793	2,021
Gross profit	—	—	634	259	893
Selling, general and administrative expenses	6	138	559	247	950
Operating income (loss)	(6)	(138)	75	12	(57)
Other expense, net	(1)	—	(328)	—	(329)
Income (loss) from discontinued operations before income taxes	(7)	(138)	(253)	12	(386)
Provision for income taxes	—	—	—	—	-
Net income (loss) from discontinued operations	$(7)	$(138)	$(253)	$12	$(386)

The results of discontinued operations for the nine months ended September 30, 2019 are as follows (in thousands):

	Verykool	OneClick International	OneClick Argentino	Verablue Caribbean	TOTAL
Net sales	$47	$—	$5,752	$2,860	$8,659
Cost of sales	47	12	3,774	2,027	5,860
Gross profit	-	(12)	1,978	833	2,799
Selling, general and administrative expenses	33	392	2,153	858	3,436
Operating loss	(33)	(404)	(175)	(25)	(637)
Other income (expense), net	25	(13)	(548)	—	(536)
Loss from discontinued operations before income taxes	(8)	(417)	(723)	(25)	(1,173)
Provision for income taxes	(2)	—	—	—	(2)
Net loss from discontinued operations	$(10)	$(417)	$(723)	$(25)	$(1,175)

The results of discontinued operations for the transition period from January 1, 2020 to February 1, 2020 are as follows (in thousands):

	Verykool	OneClick International	OneClick Argentino	Verablue Caribbean	TOTAL
Net sales	$—	$—	$821	$334	$1,155
Cost of sales	8	—	544	223	775
Gross profit (loss)	(8)	—	277	111	380
Selling, general and administrative expenses	2	1	203	81	287
Operating income (loss)	(10)	(1)	74	30	93
Other income (expense), net	—	—	(21)	(6)	(27)
Income (loss) from discontinued operations before income taxes	(10)	(1)	53	24	66
Provision for income taxes	—	—	—	—	—
Net income (loss) from discontinued operations	$(10)	$(1)	$53	$24	$66

The results of discontinued operations for the 13 weeks ended October 31, 2020 are as follows (in thousands):

	Verykool	TOTAL
Net sales	$—	$—
Cost of sales	—	—
Gross profit	—	—
Selling, general and administrative expenses	—	—
Operating loss	—	—
Other income, net	51	51
Income from discontinued operations before income taxes	51	51
Provision for income taxes	—	—
Net income from discontinued operations	$51	$51

 The results of discontinued operations for the 39 weeks ended October 31, 2020 are as follows (in thousands):

	Verykool	Verablue Caribbean	TOTAL
Net sales	$—	$407	$407
Cost of sales	—	319	319
Gross profit	—	88	88
Selling, general and administrative expenses	6	192	198
Operating loss	(6)	(104)	(110)
Other income (expense), net	54	(129)	(75)
Income (loss) from discontinued operations before income taxes	48	(233)	(185)
Provision for income taxes	—	—	—
Net income (loss) from discontinued operations	$48	$(233)	$(185)

NOTE 4. Stock-Based Compensation

The Company’s 2015 Equity Incentive Plan (the “Plan”) was approved by stockholders in June 2015. The Plan is an omnibus plan that allows for grants of stock options, stock appreciation rights, stock awards, restricted stock, stock units and performance units.  As of October 31, 2020, options to purchase 180,000 shares and 3,000 unvested restricted shares were outstanding under the 2015 Plan and 263,000 shares were available for future grant.

During the nine months ended September 30, 2019, the Company made stock grants to directors and employees in an aggregate amount of 60,000 shares valued at $1,560,000.  In addition, restricted stock grants on 10,000 shares valued at $260,000 were made to employees with annual vesting over 2 years from the date of grant.  In June 2019, in connection with the Company’s termination of its then chief financial officer, the Company accelerated the vesting on 2,667 restricted shares valued at $69,000 and paid a portion of his severance using 5,357 shares valued at $108,000.  Total stock-based compensation expense during the nine months ended September 30, 2019 amounted to $1,774,000.

No equity grants were made during the transition period from January 1, 2020 to February 1, 2020.  However, stock-based compensation expense of $7,000 was recorded during the period relating to vesting of restricted shares issued to employees in June 2019.

During the 39-week period ended October 31, 2020, the Company made grants of unregistered shares to advisors associated with the March 2020 debt restructuring in the aggregate amount of 300,000 shares, and a corresponding reduction of warrants on 300,000 shares previously issued to the advisors.  On a combined basis, the shares issued were valued at $216,000, and the warrant reductions were valued at $89,000, resulting in a net compensation expense of $127,000.  Also during the period, the Company made stock grants under the Plan in an aggregate amount of 295,000 shares to its board of directors.  The stock was valued at $390,000 based on the closing market price on the date of grant.

Additional expense for restricted shares vesting during the 39-week period ended October 31, 2020 amounted to $77,000.

Also during the 39-week period ended October 31, 2020, the Company granted stock options to purchase an aggregate of 180,000 shares to employees.  The fair value of the option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: stated life of 5 years; risk-free interest rate of 0.2% to 0.3% based on the U.S. Treasury yields in effect at the time of grant; expected dividend yield of 0% as the Company has not, and does not intend to, declare dividends; and an expected life of 2.5 years for options having immediate vesting and 3.29 years for graded vested options. The expected annualized volatility of the Company’s common stock used in the calculation was 95%.  Determination of the volatility rate began with the fully-observed historical volatility of the Company’s common stock dating back to March 2018, immediately following the announcement of completion of the Cooltech merger and related stock split.  It was noted that the Company did not have any exchange-traded options since the Cooltech merger from which to obtain an implied volatility.  Certain adjustments were then applied to the fully‑observed historical volatility through June 2020 by excluding the effects of the Company’s extraordinarily-significant announcements and events during the period. Stock option expense for the period amounted to $79,000.

A summary of option activity under the 2015 Plan as of October 31, 2020 and changes during the 39 weeks then ended is presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life in Years
Outstanding at February 1, 2020	—	$345.400	2.29
Granted	180	$1.320	4.84
Exercised	—	—	—
Expired/Forfeited	—	—	—
Outstanding at October 31, 2020	180	$1.690	4.58
Vested and expected to vest	180	$1.690	4.58
Exercisable at October 31, 2020	108	$1.937	4.58
Non-vested at October 31, 2020 (a)	72	$1.320	4.58

(a) Weighted average grant-date fair value is $0.81 per share.

Total stock-based compensation expense during the 39 weeks ended October 31, 2020 amounted to $673,000.

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

Common shares from the potential exercise of certain options and warrants are excluded from the computation of diluted earnings (loss) per share if their exercise prices are greater than the Company’s average stock price for the period. For the transition period from January 1, 2020 to February 1, 2020, the number of such shares excluded was 2,128,000.  For both the 13 and 39-week periods ended October 31, 2020, the number of such shares excluded was  2,293,000.  For the three and nine-month periods ended September 30, 2019, the number of such shares excluded was 569,000 and 560,000, respectively.  For the 39-week period ended October 31, 2020, the dilutive effect of in-the-money warrants amounted to 312,000 shares.  For the transition period from January 1, 2020 to February 1, 2020, the number of in-the-money warrants and preferred shares excluded from the computation of net loss per share because their inclusion would have been anti-dilutive amounted to 1,003,000.  For the 13-week period ended October 31, 2020, the number of in-the-money warrants and preferred shares excluded from the computation of net loss per share amounted to 702,000.  For the three and nine‑month periods ended September 30, 2019, the number of in-the-money warrants and preferred shares excluded from the computation of net loss per share amounted to 3,000 and 12,000.

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2014 through 2019 remain open to examination or re-examination. As of October 31, 2020, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

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

NOTE 7. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists primarily of consumer electronics and accessories. The Company writes down its inventory to net realizable value when it is estimated to be slow-moving or obsolete. For the 13 and 39 weeks ended October 31, 2020, inventory write-downs were $159,000 and $260,000, respectively.  For the transition period from January 1, 2020 to February 1, 2020, inventory write-downs were $41,000.  For the three and nine months ended September 30, 2019, inventory write-downs were $7,000 and $87,000, respectively.

NOTE 8. Property and Equipment

Property and equipment, all located in the United States, consisted of the following as of the dates presented (in thousands):

	October 31, 2020	December 31, 2019	February 1, 2020
	(unaudited)		(unaudited)
Machinery and equipment	$193	$224	$225
Furniture and fixtures	510	371	371
Leasehold improvements	1,233	872	872
Subtotal	1,936	1,467	1,468
Less accumulated depreciation	(1,020)	(609)	(660)
Total	$916	$858	$808

Depreciation and amortization expense of property and equipment for the 13 and 39 weeks ended October 31, 2020 was $127,000 and $399,000, respectively.  Depreciation and amortization expense for the transition period from January 1, 2020 to February 1, 2020 was $51,000.  Depreciation and amortization expense for the three and nine months ended September 30, 2019 was $70,000 and $198,000, respectively.

NOTE 9. Intangible Asset and Goodwill

The Company’s goodwill and definite-lived intangible asset arose primarily from the acquisition of Simply Mac on September 25, 2019.  The intangible asset is comprised of the Simply Mac tradename, that is being amortized over 15 years, and the simplyinc.com domain name, that is being amortized over 5 years.  The carrying value of the intangible assets consisted of the following as of the dates presented (in thousands):

	October 31, 2020	Dec. 31, 2019	February 1, 2020
	(unaudited)		(unaudited)
Simply Mac Tradename	$2,092	$2,092	$2,092
SimplyInc Domain Name	10	—	—
Subtotal	2,102	2,092	2,092
Less accumulated amortization	(153)	(37)	(48)
Total	$1,949	$2,055	$2,044

Amortization expense for the 13 and 39 weeks ended October 31, 2020 was $35,000 and $105,000, respectively.  Amortization expense for the transition period from January 1, 2020 to February 1, 2020 was $11,000.

The carrying amount of goodwill at December 31, 2019, February 1, 2020 and October 31, 2020 amounted to $699,000.  The Company performs an impairment test of goodwill on an annual basis during the fourth quarter, or when circumstances indicate that the carrying value of goodwill might be impaired.

Due to the various impacts of COVID-19 to the Company’s business during the 39 weeks ended October 31, 2020, including the temporary closure and limited operating hours of the Company’s stores beginning in late March 2020, the Company determined triggering events had occurred for certain of the Company’s long-lived asset groups that required an interim impairment assessment during the period.  This analysis did not result in impairment charges related to long-lived assets and operating lease right of use assets.

NOTE 10. Accrued Expenses

Accrued expenses consisted of the following as of the dates presented (in thousands):

	October 31, 2020 (unaudited)	December 31, 2019	February 1, 2020 (unaudited)
Accrued compensation (wages, benefits, severance, vacation)	$853	$1,421	$1,457
Customer deposits and overpayments	153	152	154
Accrued product costs	—	430	199
Accrued interest	83	798	1,315
Accrued sales tax	581	915	711
Accrued income taxes	220	220	220
Other accruals	850	1,472	1,230
Total	$2,740	$5,408	$5,286

NOTE 11. Notes Payable

Notes payable consisted of the following as of the dates presented (in thousands):

	October 31, 2020 (unaudited)	December 31, 2019	February 1, 2020 (unaudited)
0% convertible note due January 2021	$—	$91	$91
6% promissory note due December 2020	500	500	500
12% convertible notes due October 2019	—	1,775	1,775
12% convertible notes due November 2019	—	400	400
12% convertible notes due May 2020	—	1,500	1,500
12% convertible notes due July, August and September 2020	—	4,235	4,235
12% secured promissory note due September 2020	—	7,858	7,858
6% promissory note due February 2024	1,250	—	—
1% promissory note due April 2022	3,098	—	—
Total face amount	4,848	16,359	16,359
Unamortized discount	—	(3,047)	(2,674)
Total carrying value	4,848	13,312	13,685
Amount classified as current	2,270	13,227	13,685
Amount classified as long-term	$2,578	$85	$—

In January 2018, the Company issued an aggregate of $1,000,000 of 3-year 0% convertible notes and warrants.  The notes were convertible into an aggregate of 57,029 shares of common stock of the Company and the warrants are exercisable for 57,029 shares of common stock of the Company at an exercise price of $91.50 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants, and the conversion feature, which was determined to be a Beneficial Conversion Feature, was recorded at fair value based on the difference between the closing market price of the Company’s stock on the date of the transaction and the implied conversion price in the fair value of the debt.  The valuation assumed a 105% volatility rate of the Company’s common stock, a risk-free interest rate of 2.20% and a credit spread of 7.70%.  The warrants were assigned a value of $127,000 and the conversion feature was assigned a value of $144,000.  The remaining value of $729,000 was assigned to the debt.  The aggregate discount of $271,000 is being amortized to interest expense over the 3-year life of the notes on a straight-line basis.  In connection with a debt exchange on August 15, 2018, holders of an aggregate principal amount of $725,000 of the notes converted their notes to common stock, leaving a principal balance of $275,000 outstanding at December 31, 2018.  In connection with another debt exchange in October 2019 (see Note 12), holders of an aggregate principal amount of $184,000 of the notes converted their notes into common stock, leaving a principal balance of $91,000 outstanding at December 31, 2019.  The unamortized discount related to the converted notes amounted to $15,000, which amount was included in the loss on debt extinguishment.  In connection with a subsequent debt exchange in March 2020 (see Note 12), the holder of the final remaining $91,000 note converted its note into common stock.  The unamortized discount related to the converted note of $5,000 was included in the gain on debt extinguishment.  Accretion of the discount on these notes for the 39 weeks ended October 31, 2020 and the transition period from January 1, 2020 was $1,000 and nil, respectively.  Accretion for the three and nine months ended September 30, 2019 was $6,000 and $18,000, respectively.

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

In October 2018, the Company issued an aggregate of $4,000,000 of 1-year 12% convertible notes and warrants. The notes were convertible at the option of the holder after six months from the date of issuance into an aggregate of 94,118 shares of common stock of the Company and the warrants were exercisable for 47,059 shares of common stock of the Company at an exercise price of $42.50 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants, and the conversion feature, which was determined to be a Beneficial Conversion Feature, was recorded at fair value based on the difference between the closing market price of the Company’s stock on the date of the transaction and the implied conversion price in the fair value of the debt.  The valuation assumed a 90% volatility rate of the Company’s common stock, a 25% discount on the value of the underlying stock due to trading restrictions, and a risk-free interest rate of 2.47%.  The warrants were assigned a value of $769,000 and the conversion feature was assigned a value of $1,173,000.  The remaining value of $2,058,000 was assigned to the debt.  The aggregate discount of $1,942,000 was amortized to interest expense over the 1-year life of the notes on a straight-line basis, which approximated the effective interest method.  In connection with the debt exchange in October 2019 (see Note 12), holders of an aggregate principal amount of $2,225,000 of the notes converted their notes plus accrued interest into common stock, leaving a principal balance of $1,775,000 outstanding at December 31, 2019.  The unamortized discount related to the converted notes amounted to $8,000, which amount was included in the loss on debt extinguishment.  In connection with the debt exchange in March 2020 (see Note 12), $1,700,000 of the remaining balance plus accrued interest was converted into common stock, and the remaining $75,000 note was amended so that the outstanding balance plus accrued interest at 6% from November 1, 2019 was due on June 30, 2020, which payment was timely made.  Accretion of the discount for the three and nine months ended September 30, 2019 amounted to $485,000 and $1,456,000, respectively.

In November 2018, the Company issued an aggregate of $1,220,000 of 1-year 12% convertible notes and warrants. The notes were convertible at the option of the holder after six months from the date of issuance into an aggregate of 27,727 shares of common stock of the Company and the warrants are exercisable for 13,864 shares of common stock of the Company at an exercise price of $44.00 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants.  The conversion feature was not assigned any value as the implied conversion price in the fair value of the debt was higher than the closing market price of the Company’s stock on the date of the transaction.  The valuation assumed a 90% volatility rate of the Company’s common stock, a 25% discount on the value of the underlying stock due to trading restrictions, and a risk-free interest rate of 2.52%.  The warrants were assigned a value of $118,000 and the remaining value of $1,102,000 was assigned to the debt.  The discount of $118,000 was amortized to interest expense over the 1‑year life of the notes on a straight-line basis.  In connection with the debt exchange in October 2019 (see Note 12), holders of an aggregate principal amount of $820,000 of the notes converted their notes plus accrued interest into common stock, leaving a principal balance of $400,000 outstanding at December 31, 2019.  The unamortized discount related to the converted notes amounted to $5,000, which amount was included in the loss on debt extinguishment.  In connection with the debt exchange in March 2020 (see Note 12), the remaining balance plus accrued interest was converted into common stock.  Accretion of the discount for the three and nine months ended September 30, 2019 amounted to $29,000 and $88,000, respectively.

In May 2019, the Company issued an aggregate of $3,500,000 of 1-year 12% convertible notes and warrants. The notes were convertible at the option of the holder after six months from the date of issuance into an aggregate of 125,900 shares of common stock of the Company and the warrants are exercisable for 62,950 shares of common stock of the Company at an exercise price of $27.20 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants, and the conversion feature, which was determined to be a Beneficial Conversion Feature, was recorded at fair value based on the difference between the closing market price of the Company’s stock on the date of the transaction and the implied conversion price in the fair value of the debt.  The valuation assumed a 105% volatility rate of the Company’s common stock, a 30% discount on the value of the underlying stock due to trading restrictions, and a risk-free interest rate of 2.33%.  The warrants were assigned a value of $507,000 and the conversion feature was assigned a value of $243,000.  In addition, the Company incurred fundraising costs of $190,000, which were recorded as an additional discount.  The remaining value of $2,750,000 was assigned to the debt.  The aggregate discount of $940,000 was being amortized to interest expense over the 1-year life of the notes on a straight-line basis, which approximated the effective interest method.  In connection with the debt exchange in October 2019 (see Note 11), holders of an aggregate principal amount of $2,000,000 of the notes converted their notes plus accrued interest into common stock, leaving a principal balance of $1,500,000 outstanding at December 31, 2019.  The unamortized discount related to the converted notes amounted to $304,000, which amount was included in the loss on debt extinguishment.  In connection with the debt exchange in March 2020 (see Note 12), the remaining balance plus accrued interest was converted into common stock.  The unamortized discount related to the converted notes amounted to $57,000, which amount was included in the gain on debt extinguishment.  Accretion of the discount for the 39 weeks ended October 31, 2020 amounted to $60,000.  Accretion of the discount for the three and nine months ended September 30, 2019 was $235,000 and $352,000, respectively.

In July, August and September 2019, the Company issued a number of tranches of 1-year 12% convertible notes and warrants with an aggregate principal amount of $4,551,000.  The notes and warrants are convertible/exercisable at the option of the holders into the Company’s shares of common stock at any time during their respective exercisability period commencing on the date the Company obtains shareholder or other required regulatory approvals to permit the conversion of the notes (the “Approval Date”). The funds raised from the issuance of these notes were used to finance the acquisition of Simply Mac.  At the time of issuance of the notes, both the note conversion prices and the warrant exercise prices were structured to be a discount to the current market price of the Company’s stock, certain notes at a 20% discount to the 5-day closing average price and others at a 30% discount to the 2-day volume weighted average price.  However, in order to issue the convertible notes and warrants below market, shareholder approval was required according to Nasdaq rules to which the Company was subject at the time.  Consequently, the trigger date for the conversion and warrant pricing was set as the Approval Date.  In accordance with ASC 815, the conversion options embedded in the respective notes meet the criteria of a derivative instrument liability and are bifurcated from the host debt contract. Similarly, the warrants meet the criteria of a freestanding derivative instrument liability. Accordingly, the notes and warrants are recorded at fair value as of the respective issuance dates and marked-to-market at subsequent reporting dates with the changes recorded as gains or losses.  Based on facts and circumstances as of the respective measurement dates, a Monte-Carlo simulation, a continuous stochastic-process of randomly generating values for uncertain variables, was utilized in determining the fair value of the notes and warrants.  This valuation methodology provides the ability and flexibility of capturing the variability and uncertainty underlying the instruments’ unique conditions, features, and terms.  The valuations assumed a 70% expected annualized equity volatility rate of the Company’s common stock.  Determination of this rate began with the full-observed historical volatility of the stock dating back to March 2018, immediately following the announcement of completion of the Cooltech merger and related stock split.  It was noted that the Company did not have any exchange-traded options since the merger from which to obtain an implied volatility.  Certain adjustments were then applied to the full-observed historical volatility in the form of excluding the effects of the Company’s extraordinarily-significant announcements and events during such period and capturing market participants’ views of pricing convertible notes (compared to own non-convertible debt with similar maturity or publicly-traded comparable debt issuances) and illiquid shares and warrants. Considering the utilization of unobservable inputs, as defined by ASC 820, the fair value of the notes and warrants as of the respective issuance dates and at September 30, 2019 are level 3 measurements.  As a result of the valuation methodology, the conversion feature was assigned a value of $2,471,000 and the warrants were assigned a value of $1,897,000.  The remaining value of $182,000 was assigned to the debt.  The aggregate discount of $4,368,000 was being amortized to interest expense over the 1-year life of the notes on a straight-line basis, which approximated the effective interest method.  In connection with the debt exchange in October 2019 (see Note 12), holders of an aggregate principal amount of $316,000 of the notes converted their notes plus accrued interest into common stock, leaving a principal balance of $4,235,000 outstanding at December 31, 2019.  The unamortized discount related to the converted notes amounted to $190,000, which amount was included in the loss on debt extinguishment.  In connection with the debt exchange in March 2020 (see Note 12), the remaining balance plus accrued interest was converted into common stock.  The unamortized discount related to the converted notes amounted to $1,946,000, which amount was included in the gain on debt extinguishment.  Accretion of the discount for the 39 weeks ended October 31, 2020 and the transition period from January 1, 2020 to February 1, 2020 was $605,000 and $339,000, respectively.

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

On April 16, 2020, the Company secured a $3,098,000, 2-year loan from a regional bank (the “Lender”) pursuant to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) under Title I of the Coronavirus Aid, Relief, and Economic Security Act passed by Congress and signed into law on March 27, 2020 (“CARES Act”).  The note bears interest at 1.0% per annum and no payments were due for the first six months.  In accordance with the applicable provisions of the CARES Act, on October 19, 2020, the Company filed its forgiveness application (the “Application”) with the Lender.  The Company certified in the Application that 100% of the loaned funds were utilized during the 24-week covered period commencing April 16, 2020 to pay for qualified payroll and payroll related costs, and as such, requested that the entire principal balance be forgiven.  The Application is subject to a 90‑day review by both the Lender and the SBA, after which the Company will be notified as to whether the Application is approved.  If the Application is denied or partially approved, any remaining balance due on the loan must be repaid in equal monthly installments by April 16, 2022.

Interest expense for notes payable for the 13 and 39 weeks ended October 31, 2020 was $34,000 and $325,000, respectively.  Interest expense for the transition period from January 1, 2020 to February 1, 2020 was $158,000.  Interest expense for the three and nine months ended September 30, 2019 was $1,331,000 and $2,960,000, respectively.

Derivative Liability: As noted above, the $4,368,000 discount applied against the July, August and September convertible notes to account for the convertibility feature and warrants was recorded as a derivative liability on the Company’s balance sheet.  At

December 31, 2019, although the Company was no longer subject to Nasdaq requirements for shareholder approval, it was determined that the conversion features and warrants did not have fixed conversion or exercise prices.  Accordingly, these instruments continued to be accounted for as derivative liabilities.  The Company used the same methodology as described above to value the derivative liabilities at each subsequent measurement date.  In connection with the debt exchange in October 2019 (see Note 12), the Company issued warrants valued at $3,586,000 that were also recorded as derivative liabilities.  These warrants were valued at issuance date and at each subsequent measurement date utilizing the methodology described in Note 12, and are level 3 measurements.  Total derivative liabilities of $7,954,000 were marked-to-market at December 31, 2019, February 1, 2020 and at March 31, 2020, the date the underlying notes were exchanged (see Note 12).  The changes resulted in an increase in value of $806,000 at February 1, 2020 that was recorded as other expense in the Company’s statement of operations for the transition period from January 1 to February 1, 2020, and resulted in a decrease in value of $543,000 at March 31, 2020 that was recorded as other income for the 39 weeks ended October 31, 2020.

NOTE 12. Capital Stock

On January 9, 2019, the Company entered into a fee settlement agreement with a vendor to whom it owed $164,000. In the agreement, the parties agreed to satisfy this obligation by the Company issuing to the vendor 9,345 restricted common shares and warrants to purchase 9,345 common shares at $16.40 per share.  The warrants were exercisable beginning July 9, 2019 and expire January 9, 2022.  The fair value of the restricted stock on the date of issuance was estimated to be $114,000 using a 25% discount for trading restrictions computed using a risk-free interest rate of 2.52% for the 6-month hold period and an expected volatility of 90% based on the Company’s historical stock price fluctuation.  The fair value of the warrants was estimated on the date of issuance at $59,000 using the Black-Scholes pricing model and assuming a 90% volatility rate and a risk-free interest rate of 2.54% based on the 3-year U.S. Treasury rate then in effect.  The combined value of the stock and warrants was $173,000, and the Company recorded a loss on extinguishment of debt of $9,000.

During March 2019, holders of warrants on 38,217 shares of the Company’s common stock exercised the warrants at the strike price of $30.20 per share, which resulted in aggregate cash proceeds to the Company of $1,154,000.

On September 30, 2019, the holder of 29,700 shares of preferred stock converted the shares into an equal number of shares of common stock.

During October 2019, the Company entered into exchange agreements with the holders of certain then outstanding promissory and convertible notes in the principal amount of $7,852,000 and related accrued interest of $668,000.  The carrying value of the debt at the time of extinguishment was $7,461,000.  The aggregate amount owed of $8,520,000 was exchanged into 1,671,000 shares of common stock at $5.10 per share and 1,540,000 warrants to purchase common stock at $5.10 per share.  The warrants, which have a cashless exercise feature, are exercisable beginning on the exchange date and expire in 3 years.  The Exchange was made in reliance on the exemption from the registration requirements of the Securities Act of 1933 (the “Act”), as amended, provided by Section 3(a)(9) of the Act.  All of the common stock issued in the transaction were “restricted securities,” as defined in Rule 144(a)(3), promulgated under the Act.  The issued common stock was valued at the closing market price on the exchange date and had an aggregate value of $8,464,000.  The fair value of the warrants was estimated at $3,713,000 using the Black-Scholes pricing model and assuming the closing market price of the underlying stock on the exchange date, a risk-free interest rate ranging from 1.5% to 1.7% based on the U.S. Treasury rate then in effect, a 3-year life and an expected volatility of 70%.  The combined value of the stock and warrants issued in exchange for the outstanding principal amount was $12,177,000, and the Company recorded a loss on extinguishment of debt of $4,048,000.

During March 2020, the Company completed the exchange of two outstanding convertible notes with a principal amount of $434,000 and related accrued interest of $8,000 into 86,800 shares of common stock at $5.10 per share in accordance with exchange agreements entered into in October 2019.  The value of the stock issued in the exchange was $35,000, and the Company recorded a gain on extinguishment of debt of $204,000.

Also during March 2020, the Company entered into an additional debt restructuring that resulted in the conversion of debt with an aggregate principal amount of $7,492,000 and accrued interest of $691,000 into common stock of the Company.  The carrying value of the debt and related derivative liability at the time of extinguishment amounted to $8,341,000.  The aggregate total of $8,183,000 was converted into 4,814,000 shares of common stock at $1.70 per share.  The combined value of the stock issued in the conversion was $1,869,000, and the Company recorded a gain on extinguishment of debt of $6,472,000.  The restructuring also included the settlement of other outstanding claims, that resulted in the issuance of an additional 1,068,000 common shares, of which 1,040,000 shares were attributable to a royalty claim in connection with the September 2019 acquisition of Simply Mac.  The $415,000 value of the 1,040,000 shares was recorded in other expenses in the Company’s statement of operations for the year ended December 31, 2019 and as an accrued liability at December 31, 2019.

During June 2020, the Company issued 80,000 shares of common stock valued at $106,000 to its two outside directors in lieu of payment of accrued director fees, and 28,000 shares of common stock valued at $27,000 to three former executives in lieu of payment of accrued severance.

During August 2020, the Company repurchased and retired 70,000 shares of common stock, valued at $28,000, previously issued to one of its employees.

On October 14, 2020, the Company executed a 1-for-10 reverse stock split and issued 2,000 shares of common stock in lieu of fractional shares.  All references to shares and per-share amounts have been restated to give effect to this reverse split.

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

Other Accounting Standards Updates not effective until after October 31, 2020 are not expected to have a material effect on the Company’s financial position or results of operations.

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

	Retail Stores	Cooltech Distribution	Total Segments
13 weeks ended October 31, 2020:
Net sales	$16,923	$—	$16,923
Gross profit	$4,845	$—	$4,845
Operating loss	$(880)	$(11)	$(891)

Three months ended September 30, 2019:
Net sales	$3,691	$452	$4,143
Gross profit	$1,024	$53	$1,077
Operating loss	$(500)	$(225)	$(725)

39 weeks ended October 31, 2020:
Net sales	$48,378	$138	$48,516
Gross profit	$13,848	$21	$13,869
Operating loss	$(2,008)	$(272)	$(2,280)

Nine months ended September 30, 2019:
Net sales	$6,691	$1,907	$8,598
Gross profit	$1,670	$47	$1,717
Operating loss	$(1,321)	$(922)	$(2,243)

Transition Period January 1 to February 1, 2020:
Net sales	$5,281	$4	$5,285
Gross profit	$1,498	$10	$1,508
Operating loss	$(615)	$(101)	$(716)

Reconciliation of Operating Loss to Simply, Inc. as Reported:
	3rd Fiscal Quarter		Year-to-Date
	13 Weeks Ended October 31, 2020	Three Months Ended September 30, 2019	39 Weeks Ended October 31, 2020	Nine Months Ended September 30, 2019	Transition Period January 1 to February 1, 2020
Operating loss:
Total reportable segments	$(891)	$(725)	$(2,280)	$(2,243)	$(716)
Unallocated expenses	(737)	(1,158)	(3,901)	(6,498)	(134)
Total consolidated operating loss	$(1,628)	$(1,883)	$(6,181)	$(8,741)	$(850)

NOTE 15. Commitments and Contingencies

Leases:

The Company leases its retail stores, distribution center and corporate and administrative office facilities under operating lease agreements which expire through June 2027. Stores range in size from small stores of only 1,000 sq.ft. to larger stores of up to 5,200 sq.ft.  Store leases typically provide for an initial lease term of three to five years, while certain leases have terms of up to seven years. Certain leases have provisions calling for percentage rent, in addition to base rent, once sales exceed a minimum threshold.  However, the Company believes that the minimum thresholds in such leases exceed the level of sales expected to be generated by the stores during the term of the lease.  Certain leases also contain renewal options, but such options are not recognized by the Company as part of its right-of-use assets or lease liabilities because the Company does not believe it is reasonably certain it will exercise such options, due to the uncertainty of future store financial performance or the ability of the property to generate sufficient customer traffic.  Operating lease expense for the 13 and 39 weeks ended October 31, 2020 was $1,169,000 and $3,608,000, respectively.  Operating lease expense for the transition period from January 1, 2020 to February 1, 2020 was $418,000.  Operating leases expense for the three and nine months ended September 30, 2019 was $349,000 and $942,000, respectively.

Supplemental lease information as of October 31, 2020 is as follows ($ in thousands):

Operating right of use assets	$9,149
Current operating lease liabilities	$2,818
Long-term operating lease liabilities	$6,643
Weighted-average remaining lease term in years	3.90
Weighted-average discount rate	12%

As of October 31, 2020, maturities of lease liabilities are as follows (in thousands):

Years Ending Fiscal January
2021 (remaining three months)	$893
2022	3,723
2023	2,574
2024	1,992
2025	1,302
Thereafter	1,400
Total lease payments	11,884
Less: interest	(2,423)
Total	9,461
Less: current portion	2,818
Long-term portion	$6,643

Security Agreement:

On October 2, 2020, the Company entered into a security agreement with its primary inventory supplier of Apple products that are sold in the Company’s Simply Mac retail electronics stores and on the Simply Mac eCommerce site.  Under the agreement, the Company granted the supplier a security interest in collateral comprised of substantially all of the Company’s assets including inventory, accounts receivable, fixed assets and other items.  In exchange for entering into the agreement, the supplier increased the Company’s line of credit from $3 million to $6.6 million.  At October 31, 2020, the Company’s outstanding payable with this vendor amounted to $2,453,000.

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

Derivative Liability
Balance, December 31, 2018	$—
Initial recognition of conversion features and warrants, October 2019	7,954
Change in fair value of derivative liability	(6,233)
Balance, December 31, 2019	1,721
Change in fair value of derivative liability	806
Balance, February 1, 2020	2,527
Change in fair value of derivative liability	(543)
Extinguishment of derivative liability resulting from debt conversion	(1,984)
Balance, October 31, 2020	$—

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

Business Overview and Strategy

Currently, our business is comprised of 43 Simply Mac retail consumer electronics stores in 18 states across the U.S. authorized under the Apple® Premier Partner program. Our Cooltech Distribution unit, that formerly distributed various consumer electronics to resellers, retailers and small and medium-sized businesses, was wound down by August 1, 2020.  In our retail stores, we market and distribute a variety of mobility, computing, audio/video, and other technology products supplied primarily by Apple including laptops, tablets, cell phones, drones, smart watches, gaming consoles, accessories and audio devices.  Simply Mac also sells products online through its eCommerce site.

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

Our current strategy is to focus on refining and improving the profitability of our Simply Mac retail stores in North America and on expanding the number of stores.  We expect this expansion will come primarily from organic growth through the opening of new stores, but may also include selected acquisitions.  We currently rank as the largest Apple Premier Partner in North America.

Change in Fiscal Year End

As a result of the change to our fiscal year from a fiscal year ending on December 31 of each calendar year to a fiscal year ending on the Saturday nearest to January 31 of each year, the period that began on January 1, 2020 and ended on February 1, 2020 was a transition period (the “Transition Period”). Fiscal 2021, our first full fiscal year subsequent to the change to our fiscal year, is a 52-week year that began on February 2, 2020 and will end on January 30, 2021. Our third quarter of Fiscal 2021 was the 13-week period that ended on October 31, 2020.  As permitted under SEC rules, prior-period financial statements have not been recast as we believe (i) the three months ended September 30, 2019 are comparable to the 13 weeks ended October 31, 2020 and (ii) recasting prior-period results was not practicable nor cost justified. We have included certain unaudited condensed consolidated financial statements for the Transition Period in this Form 10-Q and will include audited financial statements for the Transition Period in our Form 10-K filed for the fiscal year ending January 30, 2021.

Results of Operations

The first table below sets forth our condensed consolidated statements of operations for the 13 weeks ended October 31, 2020 and the three months ended September 30, 2019, and the change between the periods ($ in thousands).  The second table sets forth our condensed consolidated statements of operations for the 39 weeks ended October 31, 2020 and the nine months ended September 30, 2019, and the change between the periods.

	13 Weeks Ended October 31,	3 Months Ended September 30,	Change
	2020	2019	$	%
Net sales	$16,923	$4,143	$12,780	308.5%
Cost of sales	12,078	3,066	9,012	293.9%
Gross profit	4,845	1,077	3,768	349.9%
Selling, general and administrative expenses	6,473	2,960	3,513	118.7%
Operating loss	(1,628)	(1,883)	255	-13.5%
Other income (expense):
Interest	(35)	(1,335)	1,300	-97.4%
Decrease in fair value of derivative liability	—	277	(277)	-100.0%
Other income (expense), net	175	3	172	5733.3%
Loss from continuing operations before provision for income taxes	(1,488)	(2,938)	1,450	-49.4%
Provision for income taxes	(10)	—	(10)	NM
Loss from continuing operations	(1,498)	(2,938)	1,440	-49.0%
Loss from discontinued operations	51	(386)	437	-113.2%
Net loss	$(1,447)	$(3,324)	$1,877	-56.5%

	39 Weeks Ended October 31,	9 Months Ended September 30,	Change
	2020	2019	$	%
Net sales	$48,516	$8,598	$39,918	464.3%
Cost of sales	34,647	6,881	27,766	403.5%
Gross profit	13,869	1,717	12,152	707.7%
Selling, general and administrative expenses	20,050	10,458	9,592	91.7%
Operating loss	(6,181)	(8,741)	2,560	-29.3%
Other income (expense):
Interest expense	(995)	(2,965)	1,970	-66.4%
Decrease in fair value of derivative liability	543	277	266	96.0%
Gain (loss) on extinguishment of debt	13,642	(9)	13,651	-151677.8%
Other income (expense), net	117	17	100	588.2%
Income (loss) from continuing operations before provision for income taxes	7,126	(11,421)	18,547	-162.4%
Provision for income taxes	(27)	(1)	(26)	2600.0%
Income (loss) from continuing operations	7,099	(11,422)	18,521	-162.2%
Loss from discontinued operations	(185)	(1,175)	990	-84.3%
Net income (loss)	$6,914	$(12,597)	$19,511	-154.9%

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the 13 and 39 weeks ended October 31, 2020 and the three and nine months ended September 30, 2019:

	3rd Fiscal Quarter		Year-to-Date
	13 Weeks Ended October 31,	3 Months Ended September 30,	39 Weeks Ended October 31,	9 Months Ended September 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.4%	74.0%	71.4%	80.0%
Gross profit	28.6%	26.0%	28.6%	20.0%
Selling, general and administrative expenses	38.2%	71.4%	41.3%	121.6%
Operating loss	(9.6%)	(45.5%)	(12.7%)	(101.7%)
Other income (expense):
Interest	(0.2%)	(32.2%)	(2.1%)	(34.5%)
Decrease (increase) in fair value of derivative liability	0.0%	6.7%	1.1%	3.2%
Gain on extinguishment of debt	0.0%	0.0%	28.1%	(0.1%)
Other income (expense), net	1.0%	0.1%	0.2%	0.2%
Income (loss) from continuing operations before provision for income taxes	(8.8%)	(70.9%)	14.7%	(132.8%)
Provision for income taxes	(0.1%)	0.0%	(0.1%)	(0.0%)
Income (loss) from continuing operations	(8.9%)	(70.9%)	14.6%	(132.8%)
Income (loss) from discontinued operations	0.3%	(9.3%)	(0.4%)	(13.7%)
Net income (loss)	(8.6%)	(80.2%)	14.3%	(146.5%)

13 weeks ended October 31, 2020 compared to the three months ended September 30, 2019

Net Sales

For the 13 weeks ended October 31, 2020, our net sales amounted to $16,923,000, an increase of $12,780,000, or 308%, from $4,143,000 in the three months ended September 30, 2019.  The significant increase in sales between the periods is the result of the acquisition of Simply Mac on September 25, 2019.   Prior to the acquisition, our continuing operations were comprised of only our 3 OneClick retail stores in Florida and our Cooltech Distribution business.

During the entire 13 weeks ended October 31, 2020, our retail stores continued to be adversely affected by the COVID-19 pandemic.  Hours of operation at all stores were curtailed by remaining closed on Sundays and most stores operated on shortened hours during the other days of the week.  In addition, we believe COVID-19 adversely impacted our supply chain, resulting in severe shortages of Apple products that depressed sales both in our retail stores and on our eCommerce website.

We had completely phased down our Cooltech Distribution unit by August 1, 2020, so there were no sales from this unit during the 13 weeks ended October 31, 2020.  Sales from the unit in the prior year for the three months ended September 30, 2019 amounted to $452,000.  We phased down this distribution business because it generated very thin gross margins, and we wanted to focus solely on our retail business.

Gross Profit and Gross Margin

For the 13 weeks ended October 31, 2020, our gross profit amounted to $4,845,000, an increase of $3,768,000, or 350%, from $1,077,000 in the three months ended September 30, 2019. Our gross profit margin for the 13 weeks ended October 31, 2020 was 28.6%, compared to 26.0% in the three months ended September 30, 2019. The increase in the gross profit resulted from the addition of the Simply Mac stores beginning September 25, 2019.  The gross margin improvement over the prior year quarter also reflects the fact that the acquired Simply Mac stores generate a higher proportion of sales related to service, and service generates higher gross margins compared to hardware sales.

Operating Expenses

For the 13 weeks ended October 31, 2020, total operating expenses amounted to $6,473,000, an increase of $3,513,000, or 119%, from $2,960,000 in the three months ended September 30, 2019.  The increase in operating expenses relates primarily to the acquisition of Simply Mac.  Operating expenses at the store level consist primarily of payroll, rent and other occupancy charges.  We also have a small staff of regional sales managers assigned to specific geographic market regions where our stores are located, as well as operations personnel responsible for purchasing, training, loss prevention, marketing, leasing and new store openings.  Our office in Salt Lake City houses our finance, accounting, IT, eCommerce and administrative functions, and our Miami corporate office is also the site of our distribution center.

Other Income (Expense)

Interest expense for the 13 weeks ended October 31, 2020 amounted to $35,000, a decrease of $1,300,000, or 97%, compared to $1.335,000 in the three months ended September 30, 2019.  The decrease is attributable to the restructuring and elimination of a substantial portion of the Company’s outstanding debt during October 2019 and March 2020.  Other income of $175,000 in the 13 weeks ended October 31, 2020 represents a discounted settlement with an inventory vendor of an outstanding payable balance generated in the prior year.  In the three months ended September 30, 2019, we recorded a $277,000 gain from the decrease in value of financial derivatives that arose in connection with the issuance of convertible debt and warrants in September 2019.

Provision for Income Taxes

The provision for income taxes of $10,000 recorded for the 13 weeks ended October 31, 2020 consists primarily of minimum taxes assessed in states where the Simply Mac stores are located.

39 weeks ended October 31, 2020 compared to the nine months ended September 30, 2019

Net Sales

For the 39 weeks ended October 31, 2020, our net sales amounted to $48,516,000, an increase of $39,918,000, or 464%, from $8,598,000 in the nine months ended September 30, 2019.  The significant increase in sales between the periods is the result of the acquisition of Simply Mac on September 25, 2019.  Prior to the acquisition, our continuing operations were comprised of only our 3 OneClick retail stores in Florida and our Cooltech Distribution business.

At the outset of the 39 weeks ended October 31, 2020, all of our retail stores were open.  However, in mid-March, the COVID‑19 pandemic resulted in the closure of 12 locations.  In addition, at the remaining locations which stayed open, we cut back store hours from 7 days per week and up to 11 hours per day, to 5 days per week and only 8 hours per day so we could run the stores on a single shift.  In many locations, our business was deemed to be “essential” as we provide products and repair services for adults working remotely and students attending school virtually.  We were able to begin reopening stores and expanding hours beginning May 4, 2020 through June 22, 2020.  By August 1, 2020, only 1 store remained closed, which was reopened soon thereafter.  During the entire 13 weeks ended October 31, 2020, our retail stores continued to be adversely affected by COVID-19.  Hours of operation at all stores were curtailed by remaining closed on Sundays and most stores operated on shortened hours during the other days of the week.  In addition, we believe COVID-19 adversely impacted our supply chain, resulting in severe shortages of Apple products that depressed sales both in our retail stores and on our eCommerce website.

We had completely phased down our Cooltech Distribution unit by August 1, 2020.  Sales at this unit for the 39 weeks ended October 31, 2020 amounted to $138,000, a decrease of $1,770,000, or 93%, from $1,908,000 in the nine months ended September 30, 2019.  We phased down this distribution business because it generated very thin gross margins, and we wanted to focus solely on our retail business.

Gross Profit and Gross Margin

For the 39 weeks ended October 31, 2020, our gross profit amounted to $13,869,000, an increase of $12,152,000, or 708%, from $1,717,000 in the nine months ended September 30, 2019. Our gross profit margin for the 39 weeks ended October 31, 2020 was 28.6%, significantly higher than 20.0% in the nine months ended September 30, 2019. The increased gross profit resulted from the addition of the Simply Mac stores.  The improvement in our gross margin percentage also reflects the addition of the acquired Simply Mac stores, that generate a higher proportion of sales related to service, and service generates higher gross margins compared to hardware sales.

Operating Expenses

For the 39 weeks ended October 31, 2020, total operating expenses amounted to $20,050,000, an increase of $9,592,000, or 92%, from $10,458,000 in the nine months ended September 30, 2019.  The increase in operating expenses relates primarily to the acquisition of Simply Mac.  However, stock-based compensation during the 39 weeks ended October 31, 2020 was $673,000, substantially lower than $1,774,000 in the nine months ended September 30, 2019.  In addition, operating expenses in the nine months ended September 30, 2019 included $832,000 of severance and other expenses related to the termination of three of the Company’s executive officers.

Other Income (Expense)

Interest expense for the 39 weeks ended October 31, 2020 amounted to $995,000, a decrease of $1,970,000, or 66%, compared to $2,965,000 in the nine months ended September 30, 2019.  The decrease is attributable to the restructuring and elimination of a substantial portion of the Company’s outstanding debt during October 2019 and March 2020.  In the 39 weeks ended October 31, 2020, we also recorded a $543,000 gain from the decrease in value of financial derivatives that arose in connection with the issuance of convertible debt and warrants, compared to a similar gain of $277,000 in the nine months ended September 30, 2019.  In the 39 weeks ended October 31, 2020, we recorded a $13,642,000 gain on extinguishment of debt that resulted from the debt restructuring in March 2020, and other income of $117,000 consisting primarily of a $175,000 gain from a discounted settlement with an inventory vendor of an outstanding payable balance generated in the prior year, partially offset by a $51,000 impairment of right-of-use leased assets.

Provision for Income Taxes

The provision for income taxes of $27,000 recorded for the 39 weeks ended October 31, 2020 consists primarily of minimum taxes assessed in states where the Simply Mac stores are located.  The majority of the gain on extinguishment of debt was sheltered by the fact that the gain is not taxable to the extent of the Company’s insolvency at the time of the extinguishment.  The remaining unsheltered balance was offset by our current operating losses and tax loss carryforwards.

Liquidity and Capital Resources

Our progress to date in calendar 2020 has been extremely significant in both shedding our international operations that had burdened us with financial and operational risks and restructuring our balance sheet.  We sold both our Argentinian and Dominican Republic subsidiaries and, excluding the $3.1 million PPP loan we secured in April 2020, we reduced our outstanding debt from $16.4 million at December 31, 2019 to $1.75 million at October 31, 2020.  Furthermore, at February 1, 2020 we had negative stockholders’ equity of $11.3 million, and after our debt restructuring, our stockholders’ deficit has been reduced to $673,000 as of October 31, 2020.  We expect stockholders’ equity to benefit in the near future from the complete forgiveness of our $3.1 million PPP loan.

With this restructuring completed, we are now focused on our Simply Mac operations in the United States.  We are working to improve efficiencies and increase profitability towards our goal of achieving bottom line profitability on a consolidated basis.  We also believe that we can organically expand our store base with minimal capital expenditures.  However, we will require additional working capital to do so.  We do not currently have a bank line of credit, and are reliant on our primary distribution partners to provide us with open credit lines.  During October 2020, in exchange for entering into a security agreement with our primary inventory supplier of Apple products that are sold in the Company’s Simply Mac retail electronics stores and on the Simply Mac eCommerce site, we were able to increase our line of credit with the supplier from $3 million to $6.6 million.  We expect this line will provide us with sufficient credit to purchase the inventory needed for the seasonal fourth fiscal quarter.  Our ability to execute our strategy depends upon our future operating performance and on the availability of vendor credit, equity and debt financing, which may be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. We cannot predict whether additional liquidity will be available on acceptable terms, or at all, in the foreseeable future.

Operating Activities

Net cash used by continuing operating activities during the 39 weeks ended October 31, 2020 amounted to $1,929,000 compared to $4,441,000 for the nine months ended September 30, 2019.  The $2.5 million decrease in cash used was due primarily to a $2.9 million reduction of operating losses during the current period compared to the prior year period, partially offset by a reduction in working capital during the current period that was $0.4 million less than the prior year period.

Investing Activities

During the 39 weeks ended October 31, 2020, purchases of property and equipment amounted to $514,000, that related primarily to tenant improvements, fixtures and equipment needed to outfit newly opened stores during the period.  During the nine months ended September 30, 2019, investing activities reflect our $4.7 million purchase of Simply Mac on September 25, 2019.

Financing Activities

During the 39 weeks ended October 31, 2020, net cash provided by financing activities amounted to $2.8 million.  We used $325,000 in cash to pay down promissory notes, and received proceeds of $3.1 million from our PPP loan.  During the nine months ended September 30, 2019, net cash provided by financing activities amounted to $8.2 million. We received $3.3 million from a convertible debt offering in May 2019, and $4.6 million from multiple debt offerings in July, August and September in order to raise funds needed for the Simply Mac acquisition.  We also received $1.1 million from the sale of stock upon warrant exercises, and used $811,000 to pay down a promissory note.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our 39-week period ended October 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the years ended December 31, 2019 and 2018, we reported net losses of $21.0 million and $27.3 million, respectively. While we restructured most of our debt in March 2020, reported $6.9 million in net income in the 39 weeks ended October 31, 2020, and have plans designed to attain and maintain profitability, if we do not succeed, our business might continue to experience losses and may not be sustainable in the future.  Consequently, as discussed in Note 2 to our consolidated financial statements, we have substantial doubt that we could remain independent and continue as a going concern if we are not able to raise additional capital and achieve positive cash flows from operations.

The coronavirus outbreak has had, and may continue to have, a material adverse impact on our business, liquidity, financial condition and results of operations.

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic which spread throughout North America and worldwide. The health and safety of our customers and employees remain our top priority as we continue to make decisions during this rapidly evolving situation. We have taken decisive actions across our businesses to help protect employees, customers and others in the communities we serve. Beginning March 18, 2020, we were forced to close 12 of our Simply Mac stores, primarily due to forced closures by mall operators where our stores were located.  Although our remaining stores were allowed to stay open under local or state definitions of “essential businesses” providing products and repair services enabling remote workforces and student education, sales at those stores were significantly curtailed.  We imposed store directives including cleanliness and mask requirements, as well as maximum customer limitations to facilitate social distancing.  Store and eCommerce sales were also negatively impacted by continuing shortages in the supply chain of Apple products from our primary distributor.  As a consequence of all these conditions, we took immediate action to reduce our store operations from 7 days per week to 5 days and from 11 hours per day to 8 hours.  In concert with this action, we were forced to reduce our store workforce by approximately 50%.  The COVID-19 outbreak and resulting store closures and limited operations has had a material adverse impact on our business, liquidity, financial condition, and results of operations.

While we cannot foresee whether the outbreak of COVID-19 will be effectively contained, nor can we predict the severity and duration of its impact, based on the easing of governmental mandates beginning in early May 2020 and in concert with our efforts to maintain the health and safety of our customers and employees, all our stores have re-opened and we have rehired a significant number of our employees.  However, traffic in our stores remains depressed and supply chain shortages continue to constrain sales.  On April 16, 2020, we secured a $3.1 million, 2-year loan from a regional bank pursuant to the U.S. Small Business Administration Paycheck Protection Program under Title I of the CARES Act passed by Congress and signed into law on March 27, 2020.  It is unclear whether this funding will be adequate to support our operations or if we will need to seek additional funding in the future.  As such, the ultimate impact of COVID‑19 to our businesses remains highly uncertain and we continue to assess its financial impact.

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

The price of our stock, as well as the stock market in general, has been highly volatile. The market price of our common stock over the first three quarters of Fiscal 2021 has fluctuated between $1.99 and $0.25.  We expect that our stock price is likely to remain volatile. Investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial (potentially total) loss on their investment. In addition, an active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares.

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Amended and Restated Bylaws as of July 25, 2017 (2)
3.3	Amendment to Articles of Incorporation dated as of October 10, 2017 (3)
3.4	Amendment to Articles of Incorporation dated as of March 9, 2018 (4)
3.5	Amendment to Articles of Incorporation dated as of June 7, 2018 (5)
3.6	Amendment to Articles of Incorporation dated as of October 14, 2020 (12)
4.1	Form of Conversion Agreement to 0% Senior Convertible Note (8)
4.2	Form of Conversion Agreement to 12% Unsecured Convertible Note (8)
4.3	Form of Settlement Agreement and Release of Claims (8)
10.1	Form of Purchase Agreement for the Disposition of OneClick Argentino S.R.L. dated January 31, 2020 (6)
10.2	Termination and Release Agreement between Cool Holdings, Inc., Simply Mac, Inc. and GameStop Corp. dated March 11, 2020 (7)
10.3	Amended and Restated Promissory Note and Reimbursement and Indemnification Agreement between Cool Holdings, Inc. and GameStop Corp. dated March 11, 2020 (7)
10.4	Purchase Agreement for the Disposition of Verablue Caribbean Group SRL dated April 6, 2020 (9)
10.5	U.S. Small Business Administration Promissory Note pursuant to the Paycheck Protection Program between City National Bank of Florida and Cool Holdings, Inc. dated April 6, 2020 (10)
10.6	Employment Agreement effective June 8, 2020 between Cool Holdings, Inc. and Reinier Voigt (11)(*)
10.7	Security Agreement between Simply, Inc. and Ingram Micro Inc. (13)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (+)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (+)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (+)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

______________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed on January 30, 2004.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on December 13, 2019.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 11, 2017.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 12, 2018.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 14, 2018.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 6, 2020.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 17, 2020.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 1, 2020.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 9, 2020.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 22, 2020.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 9, 2020.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 15, 2020.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 27, 2020.
(*)	Indicates a management contract or compensatory plan or arrangement.
(+)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Simply, Inc.

Date: December 14, 2020	By:	/s/ Reinier Voigt
Reinier Voigt
Chief Executive Officer

Date: December 14, 2020	By:	/s/ Vernon A. LoForti
Vernon A. LoForti
Chief Financial Officer