Form 10-K
period 2021-01-30
Simply, Inc.
filed 2021-04-30
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes     ☒   No

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of $1.30 of the shares of common stock on the OTCQB Market on July 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $6,560,989.

As of April 30, 2021, there were 11,716,122 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Simply, Inc.

Form 10-K for the Fiscal Year Ended January 30, 2021

i

Forward-Looking Statements

Certain statements in this annual report on Form 10-K constitute “forward-looking statements.” These forward-looking statements involve known or unknown risks, uncertainties and other factors that may or may not be outside our control and that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, the actions of competitors, suppliers, customers and the OTCQX are generally outside of our control. Our ability to execute our business plans and to increase revenues and operating income are each dependent upon our ability to continue to expand our current businesses and to enter new business areas, as well as upon general economic conditions and other factors, including some of the factors identified as “Risk Factors” in this annual report and from time to time in our other SEC filings. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues,” or the negative of these terms, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or continued market listing. We do not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, unless required by law.

In this annual report on Form 10-K, “Simply,” “the Company,” “we,” “us” and “our” refer to Simply, Inc. and our wholly owned subsidiaries on a consolidated basis, unless the context otherwise provides.

ii

PART I

Item 1.	Business

Company Overview and Developments

Simply, Inc.’s business is currently centered on its wholly owned subsidiary, Simply Mac, Inc. (“Simply Mac”), and its relationship with Apple® as an Apple Premier Partner authorized to operate retail consumer electronics stores that sell the entire line of Apple products and provide service by Apple-certified technicians.  As of January 30, 2021, Simply Mac had 43 retail stores across 17 states in the United States.

We incorporated under the laws of the State of California on February 7, 1994, under the name InfoSonics Corporation. On September 11, 2003, we reincorporated under the same name under the laws of and into the State of Maryland.  Our corporate headquarters are in Miami, Florida, with the administrative office of Simply Mac located in Salt Lake City, Utah.  On June 8, 2018, we changed our name to Cool Holdings, Inc., and on October 14, 2020, changed our name to Simply, Inc.

During 2019, we conducted a number of fundraising transactions.  In May 2019, we sold convertible notes and warrants to raise $3.5 million.  In July, August and September 2019, we sold convertible notes and warrants to raise an aggregate of $4.5 million that was used to purchase Simply Mac.

On September 25, 2019, pursuant to a Stock Purchase Purchase Agreement dated May 9, 2019, we completed the acquisition of Simply Mac.  Total consideration amounted to approximately $12.6 million.  The results of Simply Mac are included in our consolidated financial statements for periods subsequent to the acquisition.

We also formerly operated other businesses, which have since been discontinued or sold.  We had two wholly owned international subsidiaries that operated retail consumer electronics stores as Apple Premier Partners under the OneClick name in Argentina and the Dominican Republic.  The Argentina subsidiary, that operated 6 OneClick stores, was sold on January 31, 2020.  The Dominican Republic subsidiary, that operated 7 OneClick stores, was sold on April 6, 2020.  Both entities have been classified as discontinued operations in our consolidated financial statements.  Cooltech Distribution, a subsidiary that formerly distributed various consumer electronics to resellers, retailers and small and medium-sized businesses, was wound down by August 1, 2020.

During March 2020, we restructured substantially all of our then remaining outstanding debt.  At September 30, 2019, after the acquisition of Simply Mac, the principal amount of our outstanding debt amounted to $24.2 million.  During October 2019, approximately $7.8 million of the debt was converted into common stock, leaving $16.4 million outstanding at December 31, 2019.  After the March restructuring, our outstanding debt was reduced by $14.6 million through a combination of debt forgiveness and conversion into common stock, leaving $1.8 million outstanding with extended maturity dates.  On April 16, 2020, we received a $3.1 million loan pursuant to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) under Title I of the Coronavirus Aid, Relief, and Economic Security Act passed by Congress and signed into law on March 27, 2020 (“CARES Act”).  On October 19, 2020, we filed a forgiveness application in which we certified that 100% of the funds were spent on qualified payroll and related costs and requested that the entire principal balance be forgiven.  The forgiveness application has been approved by the lender, and we are awaiting SBA approval and funding to extinguish the loan.

Prior to its acquisition, Simply Mac operated on a 52-53 fiscal year ending on the Saturday closest to January 31st.  We subsequently decided to change the fiscal year of Simply, Inc. from a calendar year to mirror the Simply Mac fiscal year effective beginning with the fiscal year ending January 30, 2021 (“Fiscal 2021”) in order to align our financial reporting periods to the operational periods of the Simply Mac stores and be more consistent with peer retail companies. We made the fiscal year change on a prospective basis and did not adjust operating results for prior periods.  This Form 10-K includes audited consolidated financial statements for the calendar year ended December 31, 2019, the one-month transition period for the month of January 2020, and the fiscal year ended January 30, 2021. As permitted under the rules of the Securities and Exchange Commission (“SEC”), prior period financial statements have not been recast, as management believes (i) the calendar year ended December 31, 2019 is comparable to the fiscal year ended January 30, 2021, and (ii) recasting prior period results was not practicable nor cost justified.

Effective October 14, 2020, we effected a one-for-ten reverse split of our issued and outstanding common stock.  All share and per share numbers in this report have been retroactively restated to account for the reverse split.  In addition, certain accounts in the Company’s consolidated balance sheet at December 31, 2019 were reclassified to conform to their presentation at February 1, 2020 and at January 30, 2021.

Reportable Segments and Geographic Areas

We currently operate our business in a single segment in the United States through our Simply Mac retail stores.  We previously operated a second segment through our Cooltech Distribution business, but this unit was wound down by August 1, 2020.  Financial information about our segments is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 13, "Segments," of the notes to the consolidated financial statements, included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

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

Purchasing and Suppliers

The majority of our product purchases are of Apple products, which we buy both directly from Apple as well as from a tier‑one distributor facilitated by our license agreement with Apple.  We also have direct relationships with certain accessory manufacturers and purchase other accessories from distributors.  We believe that maintaining and strengthening our relationships with Apple and our other vendors is essential to our operations and continued expansion.

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

Employees

As of January 30, 2021, we had 293 full-time salaried employees. None of our employees are represented by a labor union or are members of a collective bargaining unit.

Available Information

Our website at www.simplyinc.com provides a link to the Securities and Exchange Commission’s (“SEC”) website where our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports (as well as exhibits and supplementary schedules) filed with or furnished to the SEC can be accessed free of charge. Our website also provides links to the charters for our Audit, Compensation and Nominating & Governance Committees as well as our Code of Business Conduct and Ethics, which can be accessed free of charge at http://www.simplyinc.com/corporate-governance/.

Item 1A.	Risk Factors

The following risks and uncertainties, as well as other factors described elsewhere in this report or in other SEC filings by the Company, could adversely affect our business, financial condition and results of operations.

Risks Relating to Our Business

We sustained significant operating losses in the last two years. If we are unable to achieve sustained profitability, our business may not be financially viable.

For the fiscal years ended January 30, 2021 and December 31, 2019, we reported operating losses of $8.8 million and $13.2 million, respectively. As of January 30, 2021, our balance of cash and restricted cash was $2.8 million, but we had negative net working capital of $7.5 million. In addition, at January 30, 2021, our total liabilities exceeded our total assets and we had an accumulated stockholders’ deficit of $2.8 million.  While we restructured most of our debt by March 2020 and have plans designed to attain and maintain profitability, if we do not succeed, our business might continue to experience losses and may not be sustainable in the future.  Consequently, as discussed in Note 3 to our consolidated financial statements, we have substantial doubt that we could remain independent and continue as a going concern if we are not able to raise additional capital and/or refinance or restructure our existing debt and achieve positive cash flows from operations.

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

Starting in May 2020, we gradually began reopening stores, and by December 2020 all of our stores were open.  Store hours were also gradually increased, but remain stunted compared to pre-COVID-19 operations.  Customer traffic in our stores also remains depressed compared to 2019 levels, and Apple supply chain shortages remain an issue on certain Apple products.  The COVID-19 outbreak and resulting store closures and limited operations had a material adverse impact on our business, liquidity, financial condition, and results of operations, and continue to negatively affect us.

On April 16, 2020, we secured a $3.1 million, 2-year loan from a regional bank pursuant to the U.S. Small Business Administration Paycheck Protection Program under Title I of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act passed by Congress and signed into law on March 27, 2020.  On October 19, 2020, we filed our application for forgiveness of this loan and certified that 100% of the loaned funds were used to pay for qualified payroll and related costs.  The forgiveness application has been approved by the lender, and we are awaiting SBA approval and funding to extinguish the loan.  On January 20, 2021, we filed an application for an additional $2 million dollar loan pursuant to the PPP Second Draw Program, which application was approved on March 10, 2021.  It is unclear whether this additional funding will be adequate to support our operations or if we will need to seek additional funding in the future.  In addition, we cannot foresee whether the outbreak of COVID‑19 will be effectively contained, nor can we predict the severity and duration of its impact. As such, the ultimate impact of the pandemic to our businesses remains highly uncertain and we continue to monitor its financial impact.

Our business is highly dependent on a single supplier and a loss of that supplier or a deterioration of our relationship with them could significantly reduce our sales and profitability and jeopardize our business model.

Our business is highly dependent upon Apple as a supplier of Apple products that are sold in our Simply Mac stores.  In addition, the growth of our business is highly dependent upon our relationship with Apple in providing us with the approvals necessary to open new stores in the future.  Apple has very strict performance standards and guidelines that we must achieve and adhere to in order to be successful and continue to receive their support.  Consequently, any deterioration of our performance or failure to adhere to their guidelines could jeopardize our strategy and adversely affect our financial performance.

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

We have made and may make acquisitions which could negatively impact our business if we fail to successfully complete and integrate them, or if they fail to perform in accordance with our expectations.

To enhance our efforts to grow and compete, we have made and may again make acquisitions.  Our plans to pursue future transactions are subject to our ability to identify potential candidates and negotiate favorable terms for these transactions. Accordingly, we cannot make assurances that future investments or acquisitions will be completed. In addition, to facilitate future transactions, we may take actions that could dilute the equity interests of our stockholders, increase our debt, or cause us to assume contingent liabilities, all of which may have a detrimental effect on the price of our common stock. Also, companies that we have acquired, and that we may acquire in the future, could have products that are in development, and there is no assurance that these products will be successfully developed. Finally, if any acquisitions are not successfully integrated with our business, or fail to perform in accordance with our expectations, our ongoing operations could be adversely affected.

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

Risks Related To Our Common Stock

We may issue additional stock to raise capital to fund our expansion plans that would dilute the voting power of our current stockholders.

In order to raise capital to fund expansion of our Simply Mac stores, we may issue additional shares of the Company’s stock that would dilute the voting power of our current stockholders.

The market for our common stock is volatile and our stock price could decline.

The price of our common stock, as well as the stock market in general, has been highly volatile. The market price of our common stock during the period from January 1, 2020 through January 29, 2021 fluctuated between $4.75 and $0.25.  We expect that our stock price is likely to remain volatile. Investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial (potentially total) loss on their investment. In addition, an active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares.

Our common stock was delisted from The Nasdaq Capital Market, which could make trading in our common stock more difficult for investors, potentially leading to declines in our share price and liquidity and could limit our ability to raise additional capital.

Effective at the open of business on November 8, 2019, our common stock was suspended and effectively delisted from The Nasdaq Capital Market and began trading on the Over-the-Counter OTCQB Venture Market (the “OTCQB”). The delisting was the result of our non-compliance with Nasdaq Listing Rule 5550(b). Effective February 8, 2021, our OTC listing was upgraded to the OTCQX Best Market (the “OTCQX”).  Our delisting from The Nasdaq Capital Market could make trading in our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without The Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock will likely be made more difficult and the trading volume and liquidity of our stock could decline. Our delisting from The Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely impact the acceptance of our common stock as currency or the value accorded by other parties. Further, following our delisting, we will also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

If we fail to meet the eligibility requirements of OTCQX, we could be removed from the OTCQX which would limit the ability of broker-dealers to sell our securities in the secondary market.

The companies whose securities are quoted on the OTCQX must maintain certain eligibility criteria, including having a minimum bid price for of $0.25 per share and a market capitalization of at least $10 million to continue to be quoted on the OTCQX.  There is no guarantee that we will continue to meet OTCQX criteria to continue to have our common stock quoted thereon. As a result, failure to be quoted on the OTCQX would cause the Company’s common stock to be quoted on the OTCQB or the Pink Open Market, which may severely adversely affect the market liquidity for our shares by limiting the ability of broker-dealers to sell such shares, and the ability of stockholders to sell their shares in the secondary market. In addition, if we are no longer quoted on the OTCQX, there can be no assurance that will meet the eligibility criteria and requalify for quotation on the OTCQX.

If we fail to file periodic reports with the United States Securities and Exchange Commission, our common stock will not be able to be quoted on the OTCQX

Although our common stock is quoted on the OTCQX, a regular trading market for our common stock may not be sustained in the future. OTC Markets limits quotation on the OTCQX to securities of issuers that are current in their reports filed with the United States Securities and Exchange Commission (the “SEC”). If we fail to remain current in the filing of our reports with the SEC, our common stock will not be able to be quoted on the OTCQX.

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

All our retail stores and other facilities are leased.  Our stores range in size from small stores of only 1,000 sq.ft. to larger stores of up to 5,200 sq.ft.  Store leases typically provide for an initial lease term of three to five years, while three of our Florida stores have original lease terms of ten years.  We believe that, as current leases expire, we will be able to obtain either renewals at present locations or new leases for equivalent spaces in the same area.  The terms of our 43 leased stores in the United States that were open as of January 30, 2021 expire in our fiscal years ending on the Saturday closest to January 31 as follows:

	FY2022	FY2023	FY2024	FY2025	FY2026 and later	TOTAL
Alabama	1					1
Arkansas					1	1
Colorado	1					1
Florida		1	1		2	4
Georgia	3		2	1	3	9
Idaho	1					1
Indiana		1		1		2
Kentucky			1			1
Missouri					1	1
Montana	2					2
North Carolina					1	1
Ohio		1				1
Oregon	2	2			1	5
Tennessee		2	1	1		4
Texas		1			2	3
Utah	1	1	2		1	5
Virginia			1			1
Total	11	9	8	3	12	43

Our corporate headquarters office and our distribution center are located in a single facility in Miami, Florida.  The corporate office of Simply Mac is located in Salt Lake City, Utah.  Both facilities are occupied pursuant to operating leases.  The table below summarizes information concerning those leases, but does not include local sales tax or common area maintenance charges where applicable:

	Aggregate Square Footage	Approximate Monthly Rent	Lease term
Headquarters and Distribution Warehouse - Miami, Florida	14,384	$11,315	Jun 2020 to May 2023
Simply Mac Corporate Office - Salt Lake City, Utah	5,682	$14,205	Apr 2020 to Aug 2025

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

Our Common Stock was traded on The NASDAQ Capital Market under the symbol “AWSM” until November 8, 2019.  Thereafter, our Common Stock was traded on the OTCQB Venture Market under the same symbol until October 14, 2020, at which time our symbol was changed to “SIMP.”  Effective October 14, 2020, we effected a one-for-ten reverse split of our common stock.  Beginning February 8, 2021, our Common Stock was upgraded to trade on the OTCQX Best Market under the same “SIMP” symbol.   The following table sets forth, for the periods indicated, the high and low trading prices of our common stock as reported by the respective Markets and as adjusted for the reverse split noted above:

Fiscal 2021	High	Low
First Quarter	$0.99	$0.25
Second Quarter	$1.95	$0.42
Third Quarter	$1.99	$0.51
Fourth Quarter	$4.75	$0.98

Calendar 2019	High	Low
First Quarter	$48.40	$15.10
Second Quarter	$35.50	$15.80
Third Quarter	$24.20	$10.60
Fourth Quarter	$11.90	$0.40

The over-the-counter quotations on the OTCQB and OTCQX Markets reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  As of April 28, 2021, the closing price of our common stock on OTCQX was $4.13, and there were approximately 78 active stockholders of record.

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

Overview and Recent Developments

Our business is centered on our relationship with Apple® as an Apple Premier Partner authorized to operate retail consumer electronics stores that sell the entire line of Apple products and provide service by Apple-certified technicians.  As of January 30, 2021, we had 43 Simply Mac retail stores in operation across 17 states in the United States.  We previously operated another chain of 13 retail stores under the OneClick brand with 7 stores located in the Dominican Republic and 6 in Argentina, as well as a distribution company called Cooltech Distribution, an authorized distributor to the OneClick stores and other resellers of Apple products and other high-profile consumer electronic brands.  Subsequent to the end of fiscal year 2019, we sold both of our international subsidiaries located in Argentina and the Dominican Republic in separate transactions to employees of the Company.  The sale of the Argentina subsidiary closed on January 31, 2020, and the sale of the Dominican Republic subsidiary closed on April 6, 2020.  As a consequence of these two transactions, both entities have been classified as discontinued operations in our consolidated statement of operations for all periods presented, and their assets and liabilities are classified as current assets and liabilities, respectively, of discontinued operations at February 1, 2020 and January 30, 2021.  We phased out our Cooltech Distribution entity in August 2020.

During 2019 our efforts were focused on raising sufficient funding to acquire Simply Mac, support our business and deleverage our balance sheet.  We conducted sales of convertible notes and warrants in May 2019, in which we raised $3.5 million, and in July, August and September, in which we raised $4.5 million.  On September 25, 2019, we completed the acquisition of Simply Mac from GameStop Corp. in a stock transaction.  During October 2019, we extinguished $7.8 million of our notes payable, plus accrued interest, through conversions of the debt into common stock.

In early 2020, we restructured $14.1 million of our debt through a combination of debt forgiveness and conversions into common stock.  On March 11, 2020, the Company and GameStop entered into an agreement to amend and restate the 12% secured promissory note issued by the Company to GameStop in connection with the acquisition of Simply Mac.  The amended promissory note reduced the principal balance of the note from $7,858,000 to $1,250,000, bears interest at a rate of 6% per annum and has an extended maturity date of February 17, 2024.  Additionally, the amended note releases all prior security and collateral under the original note and is unsecured.  The parties also entered into a Termination Agreement, whereby the Company agreed to pay GameStop an aggregate amount of $335,152, payable in twelve equal monthly installments of $27,929 with the first installment due on April 30, 2020, in satisfaction of certain post-closing amounts owed to GameStop under the Stock Purchase Agreement and certain agreements related thereto, less amounts owed to the Company from GameStop under the Stock Purchase Agreement relating to the post-closing working capital adjustment thereunder.  The Company also agreed to pay GameStop a onetime cash payment of $250,000 and release to GameStop $345,000 of funds held in escrow in connection with the Simply Mac acquisition.

Then, on March 31, 2020, we entered into conversion agreements with certain debt holders to convert the outstanding aggregate principal amount of the convertible notes held by such holders, including interest accrued thereon, into shares of our common stock of at a conversion price of $1.70 per common share.  These agreements also resulted in the cancellation of warrants, issued by the Company, to purchase 21,000 common shares of the Company at a price of $42.50 per share, as well as cancellation of warrants to purchase an indeterminate number of common shares of the Company which were exercisable by dividing the principal amount of the convertible notes by a price that is 30% below the twenty-day volume weighted average price of the our common shares immediately prior to the date we were to obtain shareholder and regulatory approval to permit the conversion of the convertible notes.  The note holders entering into agreements to convert notes issued by us consisted of holders of: (i) a principal amount of $91,666 pursuant to a 0% senior convertible note issued on January 19, 2018; (ii) a principal amount of $1,700,000 pursuant to 12.0% unsecured convertible notes issued on October 24, 2018; (iii) a principal amount of $400,000 pursuant to a convertible note issued on November 29, 2018; (iv) a principal amount of $1,500,000 pursuant to convertible notes issued on May 16, 2019; (v) a principal amount of $175,000 pursuant to convertible notes issued on July 9, 2019; (vi) a principal amount of $175,000 pursuant to convertible notes issued on August 8, 2019; (vii) a principal amount of $3,450,500 pursuant to convertible notes issued on September, 11, 13, 20, 23 and 24, 2019. Altogether, such conversion agreements resulted in the conversion of an aggregate $8,183,180 of indebtedness, including $691,014 of accrued interest, into 4,813,635 common shares of the Company, and the cancellation of an indeterminate amount of warrants to purchase common shares of the Company.

Also on March 31, 2020, the Company entered into a settlement agreement and release of claims settling claims relating to (i) outstanding transaction fees related to a previous debenture financing, (ii) settlement of a disputed claim for royalties relating to a previous debenture financing, and (iii) settlement of offsetting charges related to a promotion and supply agreement.  Pursuant to this settlement agreement, the Company issued an aggregate of 1,068,368 common shares in full settlement of such claims.

Effective October 14, 2020, we changed the name of the Company from “Cool Holdings, Inc.” to “Simply, Inc.”, changed our ticker symbol from “AWSM” to “SIMP”, and effected a one-for-ten reverse split of our issued and outstanding common stock.  All share and per share numbers in the report have been retroactively restated to account for the reverse split.

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

Results of Operations:

The following table sets forth our consolidated statement of operations for the fiscal years ended January 30, 2021 and December 31, 2019, and the change between the two years ($ in thousands):

			Change
	FYE 1/30/21	FYE 12/31/19	$	%
Net sales	$68,024	$30,385	$37,639	123.9%
Cost of sales	49,672	23,341	26,331	112.8%
Gross profit	18,352	7,044	11,308	160.5%
Selling, general and administrative expenses	27,197	20,293	6,904	34.0%
Operating loss	(8,845)	(13,249)	4,404	126.5%
Other income (expense):
Interest expense	(1,048)	(4,876)	3,828	-78.5%
Gain (loss) on early extinguishment of debt	13,642	(4,057)	17,699	-436.3%
Decrease in fair value of financial derivative liability	543	6,233	(5,690)	-91.3%
Other income (expense), net	160	(600)	760	-126.7%
Income (loss) from continuing operations before provision for income taxes	4,452	(16,549)	21,001	-126.9%
Provision for income taxes	51	1	50	5000.0%
Income (loss) from continuing operations	4,401	(16,550)	20,951	-126.6%
Loss from discontinued operations	(124)	(4,466)	4,342	-97.2%
Net income (loss)	$4,277	$(21,016)	$25,293	-120.4%

The following table sets forth the operating results of our segments for the fiscal years ended January 30, 2021 and December 31, 2019, and the change between the two years ($ in thousands):

			Change
	FYE 1/30/21	FYE 12/31/19	$	%
Retail Stores:
Net sales	$67,885	$28,312	$39,573	139.8%
Cost of sales	49,555	21,363	28,192	132.0%
Gross profit	18,330	6,949	11,381	163.8%
Gross margin	27.0%	24.5%	—	10.0%

Cooltech Distribution:
Net sales	$139	$2,073	$(1,934)	-93.3%
Cost of sales	117	1,978	(1,861)	-94.1%
Gross profit	22	95	(73)	-76.8%
Gross margin	15.8%	4.6%	—	245.4%

Total:
Net sales	$68,024	$30,385	$37,639	123.9%
Cost of sales	49,672	23,341	26,331	112.8%
Gross profit	18,352	7,044	11,308	160.5%
Gross margin	27.0%	23.2%	—	16.4%

Fiscal Year Ended January 30, 2021 Compared With Year Ended December 31, 2019

Net Sales

For the fiscal year ended January 30, 2021, our total net sales of $68.0 million represented an increase of $37.6 million, or 124%, compared to net sales of $30.4 million in the fiscal year ended December 31, 2019.  The significant increase in sales between the periods is the result of the acquisition of Simply Mac on September 25, 2019, which resulted in only 3 months of Simply Mac sales being included in our 2019 results.  Prior to the acquisition, our continuing operations were comprised of only our 3 OneClick retail stores in Florida and our Cooltech Distribution business.  Net sales in fiscal 2021 at our retail stores amounted to $67.9 million, an increase of $39.6 million, or 140%, compared to net sales of $28.3 million in 2019.

At the outset of fiscal 2021, all of our retail stores were open.  However, in mid-March 2020, the COVID‑19 pandemic resulted in the closure of 12 locations.  In addition, at the remaining locations which stayed open, we cut back store hours from 7 days per week and up to 11 hours per day, to 5 days per week and only 8 hours per day so we could run the stores on a single shift.  In many locations, our business was deemed to be “essential” as we provide products and repair services for adults working remotely and students attending school virtually.  We were able to begin reopening stores and expanding hours beginning May 4, 2020 through June 22, 2020.  By August 1, 2020, only 1 store remained closed, which was reopened soon thereafter.  During the entire second half of fiscal 2021, our retail stores continued to be adversely affected by COVID-19.  Hours of operation at all stores were curtailed by remaining closed on Sundays and most stores operated on shortened hours during the other days of the week.  In addition, we believe COVID-19 adversely impacted our supply chain, resulting in severe shortages of Apple products that depressed sales both in our retail stores and on our eCommerce website.

During fiscal 2021, we wound down our Cooltech Distribution business to focus on our retail stores.  Net sales in fiscal 2021 at Cooltech Distribution amounted to $139,000, a decrease of $1.9 million, or 93%, compared to net sales of $2.1 million in 2019.

Cost of Sales, Gross Profit and Gross Margin

For the fiscal year ended January 30, 2021, our cost of sales was $49.7 million, 73.0% of net sales, gross profit was $18.4 million and gross margin was 27.0%.   For the year ended December 31, 2019, cost of sales was $23.3 million, 76.8% of net sales, gross profit was $7.0 million and gross margin was 23.2%.  The significant $11.3 million increase in gross profit in fiscal 2021 compared to 2019 was attributable to the acquisition of Simply Mac on September 25, 2019, which resulted in only 3 months of Simply Mac sales being included in our 2019 results, and a full year of Simply Mac sales included in our fiscal 2021 results.  The improvement in our gross margin percentage also reflects the addition of the acquired Simply Mac stores, that generate a higher proportion of sales related to service, as service generates higher gross margins compared to hardware sales.

Operating Expenses

For the fiscal year ended January 30, 2021, operating expenses of $27.2 million increased by $6.9 million, or 34%, from $20.3 million in 2019.  The increase in operating expenses relates primarily to the Simply Mac acquisition on September 25, 2019, which resulted in only 3 months of Simply Mac operating expenses being included in our 2019 results, and a full year of Simply Mac operating expenses included in our fiscal 2021 results.  Operating expenses at the store level consist primarily of payroll, rent and other occupancy charges.  We also have a small staff of regional sales managers assigned to specific geographic market regions where our stores are located, as well as operations personnel responsible for purchasing, training, loss prevention, marketing, leasing and new store openings.  Our office in Salt Lake City houses our finance, accounting, IT, eCommerce and administrative functions, and our Miami corporate office is also the site of our distribution center.  The increase in operating expenses at our stores were partially offset by a $1.9 million reduction in non-cash, stock-based compensation expense in fiscal 2021 compared to 2019.  The decrease was comprised of reductions in stock compensation to consultants associated with our successful debt restructuring, severance payments to former officers and management incentives.

Other Income (Expense)

For the fiscal year ended January 30, 2021, interest expense amounted to $1.0 million, a decrease of $3.8 million, or 79%, compared to $4.9 million in 2019.  The decrease was primarily attributable to the restructuring and elimination of a substantial portion of the Company’s outstanding debt during October 2019 and March 2020.  In fiscal 2021, we recorded a $13.6 million gain on extinguishment of debt that resulted from the debt restructuring in March 2020, that compared to a $4.1 million loss on debt extinguishment from the October 2019 debt restructuring.  In fiscal 2021, we recorded a $543,000 gain from the decrease in value of financial derivatives that arose in connection with the 2019 issuance of convertible debt and warrants, compared to a similar gain of $6.2 million in 2019.  In fiscal 2021, we also recorded $160,000 in other income comprised of $215,000 in gains from settlements with vendors of outstanding payable balances generated in the prior year, partially offset by $55,000 in impairments of right-of-use leased assets and other items.

Income (Loss) from Continuing Operations

For the fiscal year ended January 30, 2021, income from continuing operations amounted to $4.4 million after a nominal tax provision that consists primarily of minimum taxes assessed in states where our Simply Mac stores are located.  Because of our prior operating losses and lack of carry-back ability, absent isolated events, our provision for income taxes is generally nominal.  For the year ended December 31, 2019, our loss from continuing operations was $16.6 million.

Loss from Discontinued Operations

For the fiscal year ended January 30, 2021, our loss from discontinued operations of $124,000 was comprised primarily of final costs related to our Dominican Republic business unit that was sold in April 2020.  For the year ended December 31, 2019, the loss from our discontinued business units in both Argentina and Dominican Republic amounted to $4.5 million, including $2.6 million for the impairment loss upon classifying the related assets as held for sale.

Comprehensive (Income) Loss

For the fiscal year ended January 30, 2021, we had a foreign currency translation gain related to our foreign subsidiaries of $22,000, which resulted in comprehensive income of $4.3 million for the year.  For the year ended December 31, 2019, our foreign currency translation loss related to our foreign subsidiaries amounted to $58,000, which resulted in a comprehensive loss of $21.1 million for the year.

Liquidity and Capital Resources

During late 2019 and the fiscal year ended January 30, 2021, we significantly restructured our Company.  In September 2019 we acquired Simply Mac, which is now our primary business unit and the foundation of the Company, and in early 2020 we sold both our Argentinian and Dominican Republic subsidiaries that had burdened us with financial and operational risks.  We also restructured our balance sheet.  Excluding the $3.1 million PPP loan we secured in April 2020, we reduced our outstanding debt from $16.4 million at December 31, 2019 to $1.25 million at January 30, 2021.  Furthermore, at February 1, 2020 we had negative stockholders’ equity of $11.3 million, and after our debt restructuring, our stockholders’ deficit has been reduced to $2.8 million at January 30, 2021.  We expect stockholders’ equity to benefit further in the near future from the complete forgiveness of our $3.1 million PPP loan.

With this restructuring completed, we are now focused on our Simply Mac operations in the United States.  We are working to improve efficiencies and increase profitability towards our goal of achieving bottom line profitability on a consolidated basis.  We also believe that we can organically expand our store base with minimal cash needed for capital expenditures, as tenant improvements will be substantially offset by tenant improvement allowances from landlords.  However, we will require additional working capital to fund initial inventory for the new stores.  We do not currently have a bank line of credit, and are reliant on our primary distribution partners to provide us with open credit lines.  During October 2020, in exchange for entering into a security agreement with our primary inventory supplier of Apple products that are sold in the Company’s Simply Mac retail electronics stores and on the Simply Mac eCommerce site, we were able to increase our line of credit with the supplier from $3 million to $6.6 million.  In addition, in early March 2021, we received an additional $2 million PPP second draw loan.  Conditioned upon the continuing negative effects of the pandemic, we are hopeful that the expanded credit line and the new PPP funding will provide us with sufficient working capital to fund our operations in the coming year.  Our ability to execute our strategy depends upon our future operating performance and, if needed, on the availability of vendor credit, equity and debt financing, which may be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. We cannot predict whether additional liquidity will be available on acceptable terms, or at all, in the foreseeable future.

Operating Activities

Net cash used in continuing operating activities for the fiscal year ended January 30, 2021 amounted to $1.6 million compared to $2.6 million for the year ended December 31, 2019. The $1.0 million decrease in cash used was due to a decrease of $4.2 million in the net loss after adjustment for non-cash items, offset by a $3.2 million decrease in the working capital change required to support the new Simply Mac retail stores acquired.  In fiscal 2021, discontinued operations used $605,000, but generated $332,000 in 2019.

Investing Activities

Net cash used in the fiscal year ended January 30, 2021 to purchase property and equipment for new Simply Mac stores amounted to $1.0 million, compared to only $61,000 in 2019.  However, in 2019, we used $5.1 million to acquire Simply Mac.

Financing Activities

During the fiscal year ended January 30, 2021, net cash provided by financing activities amounted to $2.9 million.  Borrowings from notes payable amounted to $3.5 million, and repayments of notes payable amounted to $825,000.  We also received $226,000 from the sale of stock upon warrant exercises.

During the year ended December 31, 2019, net cash provided by financing activities amounted to $8.2 million.  Borrowings from notes payable, net of issuance costs, amounted to $7.9 million, and payments of notes payable amounted to $811,000.  We also received $1.15 million from the sale of stock upon warrant exercises.

Off-Balance Sheet Arrangements

At January 30, 2021, we did not have any off-balance sheet arrangements.

Contractual Obligations

We lease all our retail store, distribution center and corporate and administrative office facilities and certain equipment under non-cancelable operating leases. Rent expense under these leases was approximately $4,547,000 and $2,212,000 for the fiscal years ended January 30, 2021 and December 31, 2019, respectively.

The following is a schedule of aggregate future minimum payments required by the above obligations (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating Lease Obligations	$11,904	$3,677	$5,029	2,596	602

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Foreign Exchange and Other Risks

We translate the financial statements of our foreign subsidiaries into U.S. Dollars at the end of each reporting period. Translation adjustments are Dollar changes that result from the translation process, and these adjustments are included in the cumulative translation account that is a component of other comprehensive income in stockholders’ equity on our balance sheet.  After the sales of our Argentinian and Dominican Republic subsidiaries in early 2020, our foreign currency exposure has been substantially eliminated.  At January 30, 2021, foreign currency cash accounts in Mexican Pesos amounted to $15,000, which amount is included in assets of discontinued operations on our consolidated balance sheet at that date.  At January 30, 2021, our accumulated comprehensive loss amounted to $15,000.

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

(ii) Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 30, 2021 as required by the Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth in the guidance for small and mid-size entities put forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 30, 2021.

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

(iii) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended January 30, 2021, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

Directors

Information with respect to the Company’s current directors is set forth below.

Name	Age as of January 30, 2021	Position with Simply, Inc.	Initial Date as Director
Reinier Voigt	61	President, Chief Executive Officer and Director	2019
Kevin Taylor (1)(3)(4)	52	Director	2019
Michael Galloro (2)(4)	46	Director	2018

(1)	Board Chairman.
(2)	Audit Committee Chairman.
(3)	Compensation Committee Chairman.
(4)	Member of the Nominating and Corporate Governance Committee.

Biographical Information

Reinier Voigt, Director, President and Chief Executive Officer. Mr. Voigt has served as a Director and the President and Chief Executive Officer of Simply, Inc. since June 2019.  Prior to that, he served as the Chief Operating Officer of the Company.  From May 2015 until August 2016, Mr. Voigt was the President and Chief Operating Officer of TEReI International, a merchant bank focused on debt and equity opportunities in the small to mid-cap markets in North and South America, and from September 2006 until April 2015 he was the Chief Operation Officer of Facey Telecom. Mr. Voigt has more than twenty years of experience in business operations which includes a focus on profit and loss optimization, strategic planning, finance and financial reporting. Mr. Voigt received the equivalent of a Master in Business Administration from Anton De Kom University of Suriname.

Kevin Taylor, Director. Mr. Taylor has served as a Director of Simply, Inc. since June 2019.  Mr. Taylor is a seasoned executive with 30 years of operating experience in Fortune 500 companies throughout North and South America.  For the past 8 years, he has been the President and CEO of TEREI International Limited, a merchant bank focused on debt and equity opportunities in the small to mid-cap markets in North and South America. From January 2009 to December 2012, Mr. Taylor was the President of Facey Telecom, a wholly-owned subsidiary of Facey Commodity Company, a billion-dollar conglomerate operating in the Caribbean and South America. He received a Bachelor of Engineering Science from the University of Western Ontario in 1994 and completed The General Managers Program at the Harvard Business School in 2001.

Michael Galloro, Director. Mr. Galloro has served as a Director of Simply, Inc. since June 2018.  Mr. Galloro is currently a principal of ALOE Finance Inc., a private boutique firm specializing in transaction advisory, senior level finance solutions and management consulting.  In his advisory capacity, he has served as both a director, CEO or CFO at a number of Canadian-based companies listed on the Canadian Securities Exchange and the TSX Venture Exchange.  Mr. Galloro’s extensive finance and accounting experience, as well as his depth of Director experience, provides the Board with a strong audit committee chair and strengthens its commitment to good governance.

Executive Officers

Information for our other current executive officers not otherwise discussed above as of January 30, 2021 is as follows:

Vernon A. LoForti, Senior Vice President, Chief Financial Officer and Corporate Secretary, 67 years old. Mr. LoForti has served as Senior Vice President, Chief Financial Officer and Secretary of Simply, Inc. since June 2019.  Prior to that, he served the Company as its Vice President and Secretary, beginning after the merger with Cooltech Holding in March 2018.  Mr. LoForti previously served as the Vice President and Chief Financial Officer of InfoSonics from July 2010 through the date of the merger.  Prior to InfoSonics, Mr. LoForti served in a number of executive positions at Overland Storage, Inc., a global supplier of data protection appliances. Mr. LoForti joined Overland in 1995 and served as the company’s Vice President, Chief Financial Officer and Secretary from 1995 to August 2007, including leading its initial public offering in 1997. From August 2007 to January 2009, LoForti served as President, Chief Executive Officer and a member of Overland’s Board of Directors. From February 2009 to September 2009, he served as Overland’s President. From August 1992 to December 1995, Mr. LoForti was the Chief Financial Officer for Priority Pharmacy, a privately-held pharmacy company. From 1981 to 1992, Mr. LoForti was Vice President of Finance for Intermark, Inc., a publicly-held conglomerate. Mr. LoForti began his career in public accounting with Price Waterhouse and holds a Bachelor of Science in Accounting from Brigham Young University.

Director Compensation

The following table sets forth information regarding the compensation of Simply, Inc.’s nonemployee directors for the fiscal year ended January 30, 2021. The nonemployee director compensation program is more particularly described below.

Name	Fees Earned or Paid in Cash		Stock Grant	Option Awards (3)(4)	Total
Kevin Taylor	$60,000	(1)	$112,200	$79,751	$251,951
Michael Galloro	$57,000	(2)	$112,200	$79,751	$248,951

(1)	Includes $20,000 for service as Chairman of the Board.
(2)	Includes $17,000 for service as Audit Committee Chairman.
(3)

These amounts reflect the aggregate grant date fair value of the options granted, computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Stock Compensation.  Assumptions used in the calculation for these amounts are included in Note 12 to the Company’s audited financial statements included in this Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

(4)	At January 30, 2021, our nonemployee directors held the following number of outstanding stock options: Mr. Taylor, 75,000; Mr. Galloro, 75,000.

Nonemployee Director Compensation Program for Fiscal 2021.   Nonemployee directors were compensated by an annual cash retainer fee of $40,000.  The Chairman of the Board received an additional annual cash retainer of $20,000.  The Chairman of the Audit Committee received an additional annual cash retainer of $2,000 until April 1, 2020, at which time the annual retainer was increased to $20,000.  Board members are also reimbursed for out-of-pocket costs related to their attendance at Board and Committee meetings.

Board Committees and Meetings

The Board of Directors has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Board of Directors annually reviews the OTC Market Rules’ definitions of independence for members of each of the committees and has determined that members of each of the committees are independent pursuant to applicable rules of the OTC Market Rules and the SEC. Copies of our committee charters may be viewed at the Company’s website at http://www.simplyinc.com/corporate-governance/.

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

Mr. Galloro is currently the Chairman of the Audit Committee. Our Board of Directors has determined that he is an independent director and an audit committee financial expert.

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

•	reviews the Chief Executive Officer’s recommendations with respect to, and approves annual compensation for, Simply, Inc.’s other executive officers;
•	establishes and administers annual and long-term incentive compensation plans for key executives;
•

reviews and approves, if appropriate, or recommends to the Board for its approval and, where appropriate, submission to Simply, Inc.’s stockholders, incentive compensation plans and equity–based plans;

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

The Compensation Committee did not use the services of a compensation consultant during fiscal 2021.

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

Director Candidates

The Nominating and Corporate Governance Committee believes that candidates for director should have certain minimum qualifications and have a high standard of personal and professional ethics, integrity and values. Candidates for director nominees are reviewed in the context of the current composition of our Board of Directors, our operating requirements and the long-term interests of our stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee considers independence, professional background and experience, other board experience, industry knowledge, skills and expertise, and such other factors as it deems appropriate given the current needs of the Board and Simply, Inc., to maintain a balance of knowledge, experience and capabilities. Other factors considered may include diversity (including age, geography, professional and other experience), although the Company does not have a formal policy regarding diversity.

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

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder or not. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board at an annual meeting of stockholders must do so by delivering, at least 120 days prior to the anniversary date of the mailing of the proxy statement for our last annual meeting of stockholders, a written recommendation to the Nominating and Corporate Governance Committee at the following address: c/o Corporate Secretary, 2001 NW 84th Avenue, Miami, Florida 33122. Each submission must set forth, among other things: the name and address of the stockholder on whose behalf the submission is made; the number of our shares that are owned beneficially by such stockholder as of the date of the submission; the full name of the proposed candidate; a description of the proposed candidate’s business experience for at least the previous five years; complete biographical information for the proposed candidate; and a description of the proposed candidate’s qualifications as a director. For additional information, see our Director Selection Guidelines attached as Exhibit A to the Nominating and Corporate Governance Committee’s Charter, which can be found on our website at http://www.simplyinc.com/corporate-governance/.

Meetings of the Board of Directors and Committee Member Attendance

During fiscal year 2021, our Board of Directors met 21 times, our Audit Committee met 5 times, our Compensation Committee met 4 times and our Nominating and Corporate Governance Committee met once. All directors attended at least 75% of the meetings of the Board and of the committees on which they served in fiscal year 2021 that were held while they were a director or committee member.

Board Leadership Structure and Role in Risk Oversight

At the present time, the Company has two vacancies on its Board that it is working to fill.  It currently has three Board members consisting of Reinier Voigt, the Company’s Chief Executive Officer, Kevin Taylor, an independent director and Chairman of the Board and of the Compensation Committee, and Michael Galloro, an independent director and Chairman of the Audit Committee.  The Company is seeking to fill the two vacancies with independent directors with strong, seasoned business executives with expertise in areas critical to the Company, including retail consumer electronics and U.S. public company experience.

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

We have also adopted a Code of Ethics (the “Code of Ethics”) for our Chief Executive Officer and our Chief Financial Officer. The Code of Ethics supplements our Code of Conduct and is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. The Code of Conduct and Code of Ethics can be found on our website at http://www.simplyinc.com/corporate-goverance/.

We have established “whistle-blower procedures” that provide a process for the confidential and anonymous submission, receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters. These procedures provide protections to employees who report company misconduct.

Section 16(A) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to us, we are not aware of any person who at any time during the fiscal year ended January 30, 2021, was a director, officer or beneficial owner of more than ten percent of our common stock, who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act for transactions occurring during such fiscal year.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth for our Chief Executive Officer, our Chief Financial Officer and our three most highly compensated other executive officers (each of these persons is referred to as a Named Executive Officer) information regarding salary, bonus and other compensation for the fiscal years ended January 30, 2021 and December 31, 2019.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (3)	All Other Compensation		Total
Reinier Voigt	FY2021	$240,000	$—	$199,668	$212,670	$20,511	(1)	$672,849
President and Chief Executive Officer	2019	$215,000	$5,400	$34,666	$—	$27,348	(1)	$282,414
Vernon A. LoForti	FY2021	$205,000	$—	$34,668	$258,507	$—		$498,175
Senior Vice President, Chief Financial Officer and Secretary	2019	$205,000	$30,750	$34,666	$—	$—		$270,416
Mauricio Diaz	2019	$100,000	$9,000	$650,000	$—	$282,233	(2)	$1,041,233
Former Chief Executive Officer
Carlos Felipe Rezk	2019	$100,000	$9,000	$650,000	$—	$282,757	(2)	$1,041,757
Former Chief Sales and Marketing Officer
Carlos Alfredo Carrasco	2019	$75,000	$5,400	$34,666	$—	$284,953	(2)	$400,019
Former Chief Financial Officer

(1)	These amounts represent executive health insurance premiums paid by the Company on behalf of the executive.
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

(3)

These amounts reflect the aggregate grant date fair value of the options granted, computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Stock Compensation.  Assumptions used in the calculation for these amounts are included in Note 12 to the Company’s audited financial statements included in this Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

Employment Agreements

Employment Agreements with each of our Named Executive Officers are summarized below.

Mauricio Diaz.  The initial term of the employment agreement with Mr. Diaz was from April 1, 2018 to December 15, 2019, and was to renew automatically for successive one-year periods unless either party provided at least three months’ notice to the other of their intention not to renew.  The agreement provided for an annual base salary of $240,000, subject to annual review by the Compensation Committee.  Mr. Diaz was also eligible for an annual bonus of up to $90,000 based on the Company’s achievement of performance targets established by the Compensation Committee, which bonus was subject to clawback provisions in the event of a financial restatement.

Mr. Diaz’s employment agreement provided for the payment of severance under certain conditions. If Simply, Inc. were to terminate his employment other than for “cause” or if Mr. Diaz were to terminate his employment for “good reason,” Mr. Diaz would be entitled to a severance payment equal to 12 months of salary, subject to his execution of a general release and waiver of claims against the Company. If Mr. Diaz were to voluntarily terminate his employment other than for “good reason,” he would not be entitled to receive a severance payment. Under the terms of the agreement, Mr. Diaz was also subject to confidentiality and non-competition restrictions in favor of Simply, Inc..

Felipe Rezk.  The initial term of the employment agreement with Mr. Rezk was from April 1, 2018 to December 15, 2019, and was to renew automatically for successive one-year periods unless either party provided at least three months’ notice to the other of their intention not to renew.  The agreement provided for an annual base salary of $240,000, subject to annual review by the Compensation Committee.  Mr. Rezk was also eligible for an annual bonus of up to $90,000 based on the Company’s achievement of performance targets established by the Compensation Committee, which bonus was subject to clawback provisions in the event of a financial restatement.  The remaining terms of his agreement were similar to those of Mr. Diaz noted above.

Alfredo Carrasco.  The initial term of the employment agreement with Mr. Carrasco was from April 1, 2018 to March 31, 2021, and was to renew automatically for successive one-year periods unless either party provided at least three months’ notice to the other of their intention not to renew.  The agreement provided for an annual base salary of $180,000, subject to annual review by the Compensation Committee.  Mr. Carrasco was also eligible for an annual bonus of up to $54,000 based on the Company’s achievement of performance targets established by the Compensation Committee, which bonus was subject to clawback provisions in the event of a financial restatement.  The remaining terms of his agreement are similar to those of Mr. Diaz noted above.

Reinier Voigt.  Similar to Messrs. Diaz, Rezk and Carrasco, the Company also entered into an employment agreement with Mr. Voigt with an initial term of April 1, 2018 to March 31, 2021.  At that time, Mr. Voigt served as Chief Operating Officer.  The agreement provided for an annual base salary of $180,000, subject to annual review by the Compensation Committee.  Mr. Voigt was also eligible for an annual bonus of up to $54,000 based on the Company’s achievement of performance targets established by the Compensation Committee, which bonus was subject to clawback provisions in the event of a financial restatement.  The remaining terms of his agreement were similar to those of Mr. Diaz noted above, except that Mr. Voigt’s severance benefit was equal to 9 months of salary.

As noted in footnote (2) to the Summary Compensation Table above, Messrs. Diaz, Rezk and Carrasco were each terminated effective June 4, 2019.  Effective June 4, 2019, Mr. Voigt was appointed President and Chief Executive Officer of the Company, and his annual base salary was adjusted to $240,000 effective that date.  On June 8, 2020, Compensation Committee of the Board of Directors approved a new employment agreement with Mr. Voigt that continues for an indefinite term.  The new agreement provides Mr. Voigt with an annual base salary of $240,000 and he is eligible to receive an annual performance-based bonus of up to 100% of his base salary based on achievement of objectives established by the Compensation Committee.  If, as defined in the agreement, Mr. Voigt’s employment is terminated without “cause” or if he resigns for “good reason,” he will be entitled to a severance payment equal to two years of base salary. If the Company undergoes a “change of control,” he will be entitled to a change of control payment equal to two years of base salary plus 2 times the average bonus paid to him in the two most recently completed years.  Mr. Voigt is also subject to confidentiality, non-competition and non-solicitation restrictions in favor of the Company.

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

Grants of Plan-Based Awards in Fiscal 2021

In June 2020, the Company made plan-based grants to its Named Executive Officers of stock and stock options under its amended and restated 2015 equity incentive plan (the “2015 Equity Incentive Plan”).  Mr. Voigt received a fully-vested grant of 125,000 shares of common stock, and Mr. LoForti received a fully-vested stock option grant on 100,000 shares with an exercise price of $1.32 per share and a 5-year life.

In December 2020, the Company made additional grants under the 2015 Equity Incentive Plan.  Mr. Voigt and Mr. LoForti each received fully-vested stock option grants with an exercise price of $1.75 per share and a 5-year life on 200,000 shares and 175,000 shares, respectively.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table provides information regarding outstanding stock options and restricted stock awards held by the Named Executive Officers at January 30, 2021.

		Option Awards				Restricted Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Unearned Shares That Have Not Vested	Market Value of Unearned Shares That Have Not Vested
Reinier Voigt	5/13/19	—	—	$—	—	1,334	$5,323
	12/7/20	200,000	—	$1.75	12/7/25	—	$—

Vernon A. LoForti	5/13/19	—	—	$—	—	1,334	$5,323
	6/3/20	100,000	—	$1.32	6/3/25	—	$—
	12/7/20	175,000	—	$1.75	12/7/25	—	$—

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of January 30, 2021 with respect to our 2015 Equity Incentive Plan as described below.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	855,040(1)	$1.68	(1)	1,085,461	(2)
Equity compensation plans not approved by security holders	—	$—		—

(1)	Includes all options outstanding under our 2015 Equity Incentive Plan.
(2)

As of January 30, 2021, an aggregate of 1,085,461 shares remained available for future issuance under the 2015 Equity Incentive Plan, which may be granted in the form of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards and other stock or cash-based awards.

Security Ownership of Certain Beneficial Owners and Management

As of April 30, 2021, there were 6,104,067 shares of common stock issued and outstanding. The following table sets forth certain information as of that date with respect to the beneficial ownership of common stock by each (i) Named Executive Officer listed in the Summary Compensation Table above, (ii) director and nominee for director, (iii) all current executive officers and directors as a group, and (iv) other persons known by us to be the beneficial owners of more than 5% of our outstanding shares of common stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (1)
Named Executive Officers:
Reinier Voigt (also a Director)	329,520	5.22%
2001 NW 84th Avenue
Miami, Florida 33122
Vernon A. LoForti	277,667	4.35%
2001 NW 84th Avenue
Miami, Florida 33122
Directors:
Kevin Taylor	197,463	3.20%
2001 NW 84th Avenue
Miami, Florida 33122
Michael Galloro	207,891	3.36%
2001 NW 84th Avenue
Miami, Florida 33122
All current executive officers and directors as a group (4 persons)	1,012,541	15.04%
Beneficial Owners of More Than 5%:
CHER Holdings Inc.	493,187	8.08%
71 Elmer Avenue
Toronto, ON, Canada M4L 3R6
Fountain Advisors Corp.	561,668	9.20%
99 Scollard Street
Toronto, ON, Canada M5R 1G4
CTK Consulting Holding Ltd.	474,082	7.77%
135 Mildenhall Road
Toronto, ON, Canada M4N 3H4

(1)

“Beneficial ownership” is defined in the regulations promulgated by the SEC as having or sharing, directly or indirectly: (a) voting power, which includes the power to vote or to direct the voting, or (b) investment power, which includes the power to dispose or to direct the disposition of shares of the common stock of an issuer. Shares of common stock subject to options and warrants that are currently exercisable are considered outstanding and beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Director Independence

OTCQX Listing Rules require that our Board of Directors include at least two “independent” directors as defined by such rules. The standards relied upon by our Board of Directors in determining whether a director is “independent” consist of the independence standards of the OTCQX Listing Rules.

In accordance with the OTCQX Listing Rules, for a director to be considered “independent,” the Board of Directors must affirmatively determine that he or she is not an executive officer or employee of the Company or an individual that has a relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Additionally, the following persons are not considered by the Board to be “independent”:

(a) a director who is or at any time during the past three years was employed by Simply, Inc. or its subsidiaries;

(b) a director who accepted or has a family member who accepted any compensation from Simply, Inc. in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

(i) compensation for board or board committee service;

(ii) compensation paid to a family member who is an employee (other than an executive officer) of Simply, Inc.; or

(iii) benefits under a tax-qualified retirement plan or non-discretionary compensation;

(c) a director who is a family member of an individual who is or at any time during the past three years was employed by Simply, Inc. as an executive officer;

(d) a director who is, or has a family member who is a partner in or a controlling stockholder or an executive officer of, any organization to which Simply, Inc. has made, or from which Simply, Inc. received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following:

(i) payments arising solely from investments in Simply, Inc. securities; or

(ii) payments under non-discretionary, charitable contribution matching programs;

(e) a director of Simply, Inc. who is, or has a family member who is employed as an executive officer of another entity where at any time during the past three years any of the executive officers of Simply, Inc. serve on the compensation committee of such other entity; or

(f) a director who is or has a family member who is a current partner of Simply, Inc.’s outside auditor or was a partner or employee of Simply, Inc.’s outside auditor who worked on the Simply, Inc. audit at any time during any of the past three years.

The Board has reviewed its director independence based on the foregoing standards and considered, among other things, transactions and relationships between each director or any member of his or her immediate family and Simply, Inc. and its subsidiaries and affiliates or any entity of which a director or an immediate family member is or was, as applicable, an executive officer, general partner or significant equity holder. As provided in the Director Qualification Standards of the Nominating and Corporate Governance Committee Charter, the purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent.

As a result of this review, the Board affirmatively determined that the following directors were independent of Simply, Inc. within the meaning of the OTCQX Listing Rules and the applicable rules promulgated by the SEC:

Kevin Taylor

Michael Galloro

Conflicts of Interest Policies

Our Audit Committee reviews and oversees all related-party transactions for potential conflicts of interest on an ongoing basis. Our Board of Directors and our officers also are subject to certain provisions of Maryland law that are designed to eliminate or minimize the effects of certain potential conflicts of interest. Pursuant to these provisions of Maryland law and our articles of incorporation, any transaction between us and an interested party will not be invalidated because it is an interested-party transaction if it is fully disclosed to our Board, and a majority of the directors not otherwise interested in the transaction (including a majority of independent directors) make a determination that the transaction is fair, competitive and commercially reasonable and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

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

Our independent registered public accounting firm is Kaufman Rossin & Co. (“KR”).  The Audit Committee reviews and determines whether specific projects or expenditures with our registered public accounting firm potentially affect its independence. The Audit Committee’s policy requires that all services the independent registered public accounting firm may provide to Simply, Inc., including audit services and permitted audit-related services, be pre-approved in advance by the Audit Committee. In the event that an audit or non-audit service requires approval prior to the next scheduled meeting of the Audit Committee, the auditor must contact the Chairman of the Audit Committee (who has been delegated by the Audit Committee the authority to act in such circumstances) to obtain such approval. The approval will be reported to the Audit Committee at its next scheduled meeting. All audit and non-audit services provided by KR during 2019 and fiscal 2021 were pre-approved by the Audit Committee.

The following sets forth the aggregate fees billed to us by KR for the years ended December 31, 2019 and January 30, 2021.

Audit Fees

The aggregate fees billed for professional services rendered by KR for its audit of our financial statements included in Form 10‑K and its review of our financial statements included in Forms 10-Q in the calendar 2019 and fiscal 2021 and related SEC reporting work were $672,000 and $510,000, respectively.

Tax Fees

There were no fees billed by KR in calendar 2019 and fiscal 2021 for professional services for tax compliance, tax advice or tax planning.

Audit-Related Fees

There were no audit-related fees billed by KR in calendar 2019 and fiscal 2021.

All Other Fees

There were no fees billed by KR in calendar 2019 and fiscal 2021 for professional services other than the services described above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents included elsewhere in this annual report on Form 10-K (see F-pages herein regarding financial statement information) are incorporated herein by reference and filed as part of this report:

(1) Financial statements:

The consolidated balance sheets as of January 30, 2021 and February 1, 2020, and the consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the fiscal years ended January 30, 2021, December 31, 2019 and the transition period from January 1, 2020 to February 1, 2020, together with notes thereto.

(2) Financial statement schedule: None

(3) Exhibits required by Item 601 of Regulation S-K:

Number	Description
3.1	Articles of Incorporation (1)
3.2	Amended and Restated Bylaws as of July 25, 2017 (2)
3.3	Amendment to Articles of Incorporation dated as of October 10, 2017 (3)
3.4	Amendment to Articles of Incorporation dated as of March 9, 2018 (4)
3.5	Amendment to Articles of Incorporation dated as of June 7, 2018 (5)
3.6	Amendment to Articles of Incorporation dated as of October 14, 2020 (6)
4.1	Form of Conversion Agreement to 0% Senior Convertible Note (7)
4.2	Form of Conversion Agreement to 12% Unsecured Convertible Note (7)
4.3	Form of Settlement Agreement and Release of Claims (7)
4.4	Description of Securities Registered under Section 12 of the Exchange Act of 1934 (+)
10.1	2015 Equity Incentive Plan (8)(*)
10.2	Form of Purchase Agreement for the Disposition of OneClick Argentino S.R.L. dated January 31, 2020 (9)
10.3	Termination and Release Agreement between Cool Holdings, Inc., Simply Mac, Inc. and GameStop Corp. dated March 11, 2020 (10)
10.4	Amended and Restated Promissory Note and Reimbursement and Indemnification Agreement between Cool Holdings, Inc. and GameStop Corp. dated March 11, 2020 (10)
10.5	Purchase Agreement for the Disposition of Verablue Caribbean Group SRL dated April 6, 2020 (11)
10.6	U.S. Small Business Administration Promissory Note pursuant to the Paycheck Protection Program between City National Bank of Florida and Cool Holdings, Inc. dated April 6, 2020 (12)
10.7	Employment Agreement effective June 8, 2020 between Cool Holdings, Inc. and Reinier Voigt (13)(*)
10.8	Security Agreement between Simply, Inc. and Ingram Micro Inc. (14)
10.9	Unsecured Promissory Note issued January 21, 2021 (15)
21	Subsidiaries of Simply, Inc. (+)
23	Consent of Independent Registered Public Accounting Firm (+)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+)

Number	Description
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (+)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed on January 30, 2004.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on December 13, 2019.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 11, 2017.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 12, 2018.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 14, 2018.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 15, 2020.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 1, 2020.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 11, 2016.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 6, 2020.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 17, 2020.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 9, 2020.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 22, 2020.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 9, 2020.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 27, 2020.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 26, 2021.
(*)	Indicates a management contract or compensatory plan or arrangement
(+)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMPLY, INC.

April 30, 2021	By:	/s/ Reinier Voigt
Reinier Voigt, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Signature and Title:

April 30, 2021	/s/ Reinier Voigt
Reinier Voigt, Chief Executive Officer and Director (Principal Executive Officer)

April 30, 2021	/s/ Vernon A. LoForti
Vernon A. LoForti, Chief Financial Officer (Principal Financial and Accounting Officer)

April 30, 2021	/s/ Kevin Taylor
Kevin Taylor, Director

April 30, 2021	/s/ Michael Galloro
Michael Galloro, Director

SIMPLY, INC.

Consolidated Financial Statements

For the fiscal years ended December 31, 2019 and January 30, 2021,

and the transition period from January 1, 2020 to February 1, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Simply, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Simply, Inc. (the “Company”) as of January 30, 2021 and February 1, 2020, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for the year ended January 30, 2021, the period from January 1, 2020 to February 1, 2020 and the year ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 30, 2021 and February 1, 2020, and the results of its operations and its cash flows for year ended January 30, 2021, the period from January 1, 2020 to February 1, 2020 and the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Excess, Slow Moving and Obsolete Inventory

As described in Note 2 to the consolidated financial statements, the Company’s inventories are valued at the lower of cost or net realizable value, with cost determined on a first-in, first-out basis. The Company writes down its inventory to net realizable value when it is estimated to be slow-moving or obsolete by an amount equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand, which are affected by changes in the Company’s strategic direction, discontinuance of a product or introduction of newer versions of a product, declines in the sales of or forecasted demand for certain products, and general market conditions.

We identified the evaluation of inventory net realizable value adjustments related to excess, slow-moving and obsolete inventory as a critical audit matter due to the amount of judgment required by the Company in making such estimates. As a result, there was a high degree of subjective auditor judgment in assessing such estimates, specifically as it related to the future salability of inventories.

Our principal audit procedures to evaluate management’s estimates included the following, among others:

•	We obtained an understanding of the Company’s process of estimating net realizable values related to excess, slow-moving and obsolete inventory.
•	We evaluated the reasonableness of the significant assumptions used by management including those related to forecasted inventory usage.
•	We tested the completeness, accuracy, and relevance of the underlying data used in management's estimates of slow-moving inventory.
•	We tested the calculations and application of management’s methodologies related to the valuation estimates of slow-moving inventory.
•	We performed procedures to compare recent sales transactions or market data to cost of inventories.
•	We developed an independent expectation of the excess and out-of-date inventory write-down, which included using historic inventory activity and compared it to management’s estimate.

Derivative Liabilities

As described in Note 8 to the consolidated financial statements, the Company had significant derivative liabilities and recorded the change in the fair value of the derivative liabilities during the reporting periods.  The derivative liabilities related to conversion features and warrants issued with convertible debt issued during the year ended December 31, 2019 and warrants issued in October 2019.  The Company analyzed the above financial instruments for derivative accounting consideration under Accounting Standards Codification (“ASC”) 815-15 “Derivatives and Hedging” and determined that they should be classified as derivatives.

We identified the evaluation of the fair value measurement of the derivative liabilities as a critical audit matter. There is no current observable market for these types of financial instruments and, as such, the Company determined the fair value of the derivative liabilities using an option pricing model with various inputs and assumptions. As a result, a high degree of auditor judgment and effort was required in performing audit procedures to evaluate the conclusions reached by management as well as the inputs to the Company’s option pricing model.

Our principal audit procedures to evaluate management’s estimates included the following, among others:

•	We obtained an understanding of the Company’s process of estimating fair values.
•	We evaluated management’s assessment and the conclusions reached to ensure these instruments were recorded in accordance with the relevant accounting guidance.

We evaluated the fair value of the derivative liabilities that included testing the valuation models and assumptions utilized by management. We reviewed and tested the fair value model used, significant assumptions, and underlying data used in the model

/s/ Kaufman, Rossin & Co., P.A.

We have served as the Company's auditor since 2018.

Miami, Florida

April 30, 2021

SIMPLY, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	January 30, 2021	February 1, 2020
ASSETS
Current assets:
Cash and cash equivalents	$1,536	$1,972
Restricted cash	1,310	1,197
Trade accounts receivable, net of allowance for doubtful accounts of $6 and $17, respectively	226	706
Other accounts receivable	1,180	1,735
Inventory	6,750	7,652
Prepaid assets	386	877
Current assets of discontinued operations	9	713
Total current assets	11,397	14,852
Property and equipment, net	1,301	808
Operating lease right-of-use assets	9,121	8,760
Intangibles	1,913	2,044
Goodwill	699	699
Other assets	292	245
Total assets	$24,723	$27,408
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,901	$6,080
Accrued expenses and other current liabilities	3,548	5,286
Current portion of operating lease liabilities	2,717	2,768
Current portion of notes payable	2,478	13,685
Notes payable - related party	400	—
Derivative liability	—	2,527
Current liabilities of discontinued operations	868	2,225
Total current liabilities	18,912	32,571
Long-term liabilities:
Notes payable	1,870	—
Operating lease liabilities	6,736	6,109
Total long-term liabilities	8,606	6,109
Total liabilities	27,518	38,680
Commitments and Contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000 shares authorized; 2 shares issued and outstanding as of both periods presented.	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 11,465 and 4,378 shares issued and outstanding as of January 30, 2021 and February 1, 2020, respectively.	11	4
Additional paid-in capital	53,128	49,121
Accumulated other comprehensive loss	(15)	(201)
Accumulated deficit	(55,919)	(60,196)
Total stockholders’ deficit	(2,795)	(11,272)
Total liabilities and stockholders’ deficit	$24,723	$27,408

Accompanying notes are an integral part of these consolidated financial statements.

SIMPLY, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in thousands, except per share data)

	Fiscal Year Ended January 30, 2021	Fiscal Year Ended December 31, 2019	Transition Period January 1 to February 1, 2020
Net sales	$68,024	$30,385	$5,285
Cost of sales	49,672	23,341	3,777
Gross profit	18,352	7,044	1,508
Selling, general and administrative expenses	27,197	20,293	2,358
Operating loss	(8,845)	(13,249)	(850)
Other income (expense):
Interest expense	(1,048)	(4,876)	(532)
Gain (loss) on extinguishment of debt	13,642	(4,057)	—
Decrease (increase) in fair value of derivative liability	543	6,233	(807)
Other income (expense), net	160	(600)	—
Income (loss) from continuing operations before provision for income taxes	4,452	(16,549)	(2,189)
Provision for income taxes	51	1	—
Income (loss) from continuing operations	4,401	(16,550)	(2,189)
Income (loss) from discontinued operations	(124)	(4,466)	66
Net income (loss)	$4,277	$(21,016)	$(2,123)
Basic income (loss) per share:
Continuing operations	$0.44	$(14.02)	$(0.50)
Discontinued operations	(0.01)	(3.78)	0.02
Total	$0.43	$(17.80)	$(0.48)
Diluted income (loss) per share:
Continuing operations	$0.44	$(14.02)	$(0.50)
Discontinued operations	$(0.02)	(3.78)	0.02
Total	$0.42	$(17.80)	$(0.48)
Weighted-average number of common shares outstanding:
Basic	9,929	1,181	4,378
Diluted	10,078	1,181	4,378
Comprehensive income (loss):
Net income (loss)	$4,277	$(21,016)	$(2,123)
Foreign currency translation adjustments	22	(58)	(85)
Comprehensive income (loss)	$4,299	$(21,074)	$(2,208)

Accompanying notes are an integral part of these consolidated financial statements.

SIMPLY, INC.

Consolidated Statements of Stockholders’ Deficit

(Amounts in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, December 31, 2018	32	$—	779	$1	$35,310	$(1,011)	$(37,057)	$(2,757)
Debt exchange	—	—	1,680	1	8,636	—	—	8,637
Warrant exercises	—	—	38	—	1,154	—	—	1,154
Issuance of warrants and beneficial conversion feature with convertible debt	—	—	—	—	750	—	—	750
Conversions of preferred to common stock	(30)	—	30	—	—	—	—	—
Stock-based compensation expense	—	—	1,851	2	3,264	—	—	3,266
Foreign currency translation	—	—	—	—	—	(58)	—	(58)
Net loss	—	—	—	—	—	—	(21,016)	(21,016)
Balance, December 31, 2019	2	—	4,378	4	49,114	(1,069)	(58,073)	(10,024)
Stock-based compensation	—	—	—	—	7	—	—	7
Elimination of other comprehensive loss from sale of foreign subsidiary	—	—	—	—	—	953	—	953
Foreign currency translation	—	—	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	—	—	(2,123)	(2,123)
Balance, February 1, 2020	2	—	4,378	4	49,121	(201)	(60,196)	(11,272)
Debt exchange	—	—	5,969	6	2,315	—	—	2,321
Warrant exercises	—	—	453	—	226	—	—	226
Elimination of other comprehensive loss from sale of foreign subsidiary	—	—	—	—	—	164	—	164
Stock-based compensation expense	—	—	599	1	1,331	—	—	1,332
Issuance of shares in payment of accrued severance and board fees	—	—	134	—	163	—	—	163
Issuance of shares from reverse stock split in lieu of fractional shares	—	—	2	—	—	—	—	—
Stock repurchase	—	—	(70)	—	(28)	—	—	(28)
Foreign currency translation	—	—	—	—	—	22	—	22
Net income	—	—	—	—	—	—	4,277	4,277
Balance, January 30, 2021	2	$—	11,465	$11	$53,128	$(15)	$(55,919)	$(2,795)

Accompanying notes are an integral part of these consolidated financial statements.

SIMPLY, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

		Fiscal Year Ended January 30, 2021	Fiscal Year Ended December 31, 2019	Transition Period January 1 to February 1, 2020
Cash flows from operating activities:
Net income (loss)		$4,277	$(21,016)	$(2,123)
Less: income (loss) from discontinued operations		(124)	(4,466)	66
Income (loss) from continuing operations		4,401	(16,550)	(2,189)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization		675	391	62
Accretion of debt discount		666	3,519	373
Non-cash interest		232	572	—
Provision for (recovery of) bad debts		90	(19)	(22)
Stock-based compensation		1,332	3,265	8
Loss (gain) on debt conversion		(13,642)	4,057	—
Loss on disposal of fixed assets		7	—	—
Provision for obsolete inventory		493	540	36
Loss (gain) on derivative liability		(543)	(6,233)	807
Impairment of right of use assets		52	—	—
Change in operating assets and liabilities:
Trade accounts receivable		490	534	467
Other accounts receivable		229	(701)	(34)
Inventory		408	2,239	(293)
Prepaid assets	`	462	(298)	(32)
Other assets		(56)	(9)	—
Accounts payable		2,876	2,792	40
Accrued expenses and other current liabilities		(79)	3,235	(122)
Operating lease right of use assets and lease liabilities		303	69	20
Net cash used in continuing operating activities		(1,604)	(2,597)	(879)
Net cash provided by (used in) discontinued operating activities		(605)	332	299
Net cash used in operating activities		(2,209)	(2,265)	(580)
Cash flows from investing activities:
Purchase of property and equipment		(1,035)	(61)	—
Acquisition of Simply Mac, net of cash acquired (Note 14)		—	(5,145)	—
Net cash used in investing activities		(1,035)	(5,206)	—
Cash flows from financing activities:
Borrowings from notes payable		3,098	8,051	—
Borrowings from notes payable to related parties		400	—	—
Cost of debt issuance		—	(190)	—
Payment of notes payable		(825)	(811)	—
Sale of common stock		226	1,154	—
Net cash provided by financing activities		2,899	8,204	—
Effect of exchange rate changes on cash, cash equivalents and restricted cash		22	(58)	(85)
Net increase (decrease) in cash, cash equivalents and restricted cash		(323)	675	(665)
Cash, cash equivalents and restricted cash, beginning of period		3,169	3,159	3,834
Cash, cash equivalents and restricted cash, end of period		$2,846	$3,834	$3,169
Cash paid for interest		$89	$71	$—
Cash paid for income taxes		$27	$1	$—

Non-cash investing and financing activities:
Conversion of account payable and accrued liabilities to equity		$163	$164	$—
Conversion of notes payable and accrued interest to equity		$6,615	$8,001	$—
Accounts receivable offset against conversion of accounts payable to equity		$(228)	$—	$—
Record operating lease right-of-use assets and operating lease liabilities		$3,647	$5,397	$1,510

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1—ORGANIZATION AND LINE OF BUSINESS

Simply, Inc. (“Simply,” “we,” “us,” “our,” or the “Company”) was incorporated in February 1994 in the state of California under the name InfoSonics Corporation (“InfoSonics”) and reincorporated in September 2003 in the state of Maryland. On June 8, 2018, we changed our name to Cool Holdings, Inc., and on October 14, 2020, changed our name to Simply, Inc.  On September 25, 2019, we acquired Simply Mac, Inc. (“Simply Mac”), the largest Apple® Premier Partner in the United States.  Consequently, the results of Simply Mac are included in the Company’s consolidated financial statements for periods subsequent to the acquisition.

Prior to its acquisition, Simply Mac operated on a 52-53 fiscal year ending on the Saturday closest to January 31st.  We subsequently decided to change the fiscal year of Simply, Inc. from a calendar year to mirror the Simply Mac fiscal year effective beginning with the fiscal year ending January 30, 2021 (“Fiscal 2021”) in order to align our financial reporting periods to the operational periods of the Simply Mac stores and be more consistent with peer retail companies. We made the fiscal year change on a prospective basis and did not adjust operating results for prior periods.  This Form 10-K includes audited consolidated financial statements for the calendar year ended December 31, 2019, the one-month transition period for the month of January 2020, and the fiscal year ended January 30, 2021. As permitted under the rules of the Securities and Exchange Commission (“SEC”), prior period financial statements have not been recast, as management believes (i) the calendar year ended December 31, 2019 is comparable to the fiscal year ended January 30, 2021, and (ii) recasting prior period results was not practicable nor cost justified.

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

During the reporting periods, our business was comprised of two reportable segments: (1) our chain of Simply Mac retail consumer electronics stores authorized under the Apple Premier Partner program, and (2) Cooltech Distribution, an authorized distributor to our retail stores and other resellers of Apple products and other consumer electronic brands, that we shut down on August 1, 2020.  Geographically, all our Simply Mac retail stores are located in the United States.

Effective October 14, 2020, we effected a one-for-ten reverse split of our issued and outstanding common stock.  All share and per share numbers in this report have been retroactively restated to account for the reverse split.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES; PRIOR PERIOD RECLASSIFICATION

Principles of Consolidation

The Consolidated Financial Statements include the accounts of Simply, Inc. and our wholly owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

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

Revenue Recognition

We recognize revenue in accordance with Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC Topic 606).  Under ASU 2014-09, we apply a five-step approach in determining the amount and timing of revenue to be recognized which includes the following: (1) identifying the contract with a customer, (2) identifying the performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the performance obligations in the contract and (5) recognizing revenue when the performance obligation is satisfied.

In our retail stores, revenue is recognized at a point in time, which typically is at the time of sale, net of discounts and estimated returns, when collection is reasonably assured and the customer takes possession of the merchandise.  Revenues do not include sales taxes or other taxes collected from customers.  Products sold in our stores typically come with a manufacturer’s warranty, which is an obligation of the manufacturer.  However, our stores also sell AppleCare+ and other third-party plans to customers that provide extended warranty coverage on their device purchases.  Because the service to be provided to the consumer under these plans comes directly from third parties, we do not “obtain substantive control” of the service.  Consequently, we act as the “agent” in the sales transaction rather than the “principal,” and record the transaction on a “net” basis with the cost being netted against the sale and only the margin being recorded as revenue.  For our repair business, revenue is recognized at a point in time, typically upon completion of the repair, and any customer deposits are recorded as liabilities until the service is completed.  The Company has elected to account for shipping and handling costs as fulfillment activities.  Shipping and handling fees billed to customers are included in net sales.  Shipping and handling costs associated with outbound freight are included in cost of sales.

For sales by our Cooltech Distribution unit, revenue is recognized when control passes, which generally occurs upon delivery of the product to the customer.  Revenue is recorded net of discounts and estimated returns.

Foreign Currency Transactions

Our now discontinued foreign subsidiaries in Argentina and the Dominican Republic had functional currencies that were not the U.S. Dollar. Assets and liabilities of such subsidiaries were translated to U.S. Dollars using exchange rates in effect at the balance sheet dates. Revenues and expenses were translated at average exchange rates in effect during the period. Translation adjustments were included in stockholders’ deficit in the accompanying consolidated balance sheets as a component of accumulated other comprehensive income (loss).

For operations such as Argentina in highly inflationary economies, we used the U.S. dollar as the functional currency.  Accordingly, monetary assets and liabilities were remeasured at exchange rates in effect at the balance sheet date, and non-monetary assets and liabilities are remeasured at historical exchange rates. Foreign currency transaction adjustments were reflected in loss on foreign currency translation included in discontinued operations on the accompanying statements of operations. During the year ended December 31, 2019, the Company recorded a loss on foreign currency translations and transactions of $384,000.

Comprehensive Income (Loss)

Comprehensive income (loss) as defined by U.S. generally accepted accounting principles (GAAP) includes all changes in equity (net assets) during a period from non-owner sources. The Company’s comprehensive income (loss) includes foreign currency translation adjustments, which are excluded from net income (loss) and are reported as a separate component of stockholders’ deficit as accumulated other comprehensive loss.

Cash, Cash Equivalents and Restricted Cash

For consolidated financial statement purposes, cash equivalents are defined as investments which have an original maturity of ninety days or less from the original date of purchase. Cash and cash equivalents consist of cash on hand, in-transit and in banks. The Company maintains its cash, cash equivalents and restricted cash balances in banks that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation. As of January 30, 2021 and February 1, 2020, the Company maintained deposits totaling $1,573,000 and $1,526,000, respectively, with certain financial institutions in excess of federally insured amounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Amounts included in restricted cash are pledged as collateral to banks and restricted to use in support of letters of credit issued to vendors for inventory and other purchases.  Below is a reconciliation of cash, cash equivalents and restricted cash at January 31, 2021 and February 1, 2020 (in thousands):

	January 30, 2021	February 1, 2020
Cash and cash equivalents	$1,536	$1,972
Restricted cash (short term)	1,310	1,197
Restricted cash (non-current)	—	—
Total	$2,846	$3,169

Trade Accounts Receivable

Trade accounts receivable are comprised primarily of amounts due from the Company’s retail B2B customers and distribution customers.  The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. The Company evaluates the collectability of its accounts receivable on an ongoing basis. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. The allowance for doubtful accounts was $6,000 and $17,000 at January 30, 2021 and February 1, 2020, respectively.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists primarily of consumer electronics and accessories. The Company writes down its inventory to net realizable value when it is estimated to be slow-moving or obsolete. For the fiscal years ended January 30, 2021 and December 31, 2019, and the transition period from January 1, 2020 to February 1, 2020, inventory write-downs were $493,000, $540,000 and $41,000, respectively.

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

Carrying values of the Company’s cash, cash equivalents, restricted cash, trade and other accounts receivable, prepaid assets, accounts payable, accrued expenses and other current liabilities and notes payable – related party approximate their fair values due to the short-term nature and liquidity of these financial instruments.  The Company estimates that the fair value of its notes payable approximates its carrying value based on significant level 2 observable inputs.

As discussed in Note 8, in connection with the issuance by the Company during 2019 of certain convertible notes and warrants, as well as the conversion of certain notes into common stock and warrants, the conversion features and warrants were deemed to qualify as derivatives to be separately accounted for in accordance with ASC 815.  The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2019, the transition period from January 1 to February 1, 2020 and the fiscal year ended January 30, 2021 (in thousands):

Derivative Liability
Balance, December 31, 2018	$—
Initial recognition of conversion features and warrants	7,954
Change in fair value of derivative liability	(6,233)
Balance, December 31, 2019	1,721
Change in fair value of derivative liability	807
Balance, February 1, 2020	2,528
Change in fair value of derivative liability	(543)
Derecognition of derivative liability upon debt conversion and cancellation of warrants	(1,985)
Balance, January 30, 2021	$—

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

Goodwill and Intangible Assets

Goodwill represents the excess purchase price over tangible net assets and identifiable intangible assets acquired. Intangible assets are recorded apart from goodwill if they arise from a contractual right and are capable of being separated from the entity and sold, transferred, licensed, rented or exchanged individually. We are required to evaluate goodwill and other intangible assets not subject to amortization for impairment at least annually or when circumstances indicate the carrying value of the goodwill or other intangible assets might be impaired. Goodwill is assigned to reporting units for the purpose of impairment testing. We had two operating segments: our Simply Mac retail stores and our Cooltech Distribution unit.  As noted above, our Cooltech Distribution unit was wound down on August 1, 2020.  Our 2019 annual impairment test was performed on October 6, 2019, shortly after the acquisition of Simply Mac on September 25, 2019.   It resulted in no impairment recognized.  Our 2020 annual impairment test was performed on October 6, 2020, and resulted in no impairment recognized.

In order to test goodwill for impairment, we compare a reporting unit’s carrying amount to its estimated fair value. If the reporting unit’s carrying value exceeds its estimated fair value, then an impairment charge is recorded in the amount of the excess, limited to the amount of the goodwill in the reporting unit. The estimated fair value of a reporting unit is determined based on a combination of enterprise market valuation methods including (1) income approach using discounted cash flow analysis based on our long-term financial forecasts, (2) market approach using data for comparable market transactions, and (3) asset approach valuing the individual assets of the reporting unit. The discounted cash flows analysis requires significant assumptions including, among others, a discount rate and a terminal value.  The Company follows the guidance set forth in ASU 2017-04, Intangibles-Goodwill and Other (ASC Topic 350) in performing its testing.

Our definite-lived intangible assets consist primarily of trade names recorded as a result of business acquisitions. The estimated useful life and amortization methodology of intangible assets are determined based on the period in which they are expected to contribute directly to cash flows. Intangible assets that are determined to have a definite life are amortized over that period.  During 2019, the Company determined that certain intangible assets were impaired and, accordingly, recorded impairment charges of $630,000, which amount is included in loss from discontinued operations.

Stock-Based Compensation

The Company’s share-based compensation plans are described in Note 12. The Company measures compensation cost for all employee stock-based awards at fair value on the date of grant and recognizes compensation expense, net of estimated forfeitures, over the requisite service period, usually the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model.  The Company follows the guidance in ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Stock-based awards granted to consultants and non-employees are accounted for in the same manner as awards granted to employees and directors described above.

Advertising Expense

The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the fiscal years ended January 30, 2021 and December 31, 2019, and the transition period from January 1, 2020 to February 1, 2020 was $410,000, $89,000 and $3,000, respectively.

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

Common shares from the potential exercise of certain options and warrants are excluded from the computation of diluted earnings (loss) per share when their exercise prices are greater than the Company’s weighted-average stock price for the period. For the fiscal years ended January 30, 2021 and December 31, 2019, and the transition period from January 1 to February 1, 2020, the number of such shares excluded was 2,968,000 shares, 493,700 shares and 2,128,000 shares, respectively.  In addition, for the year ended December 31, 2019 and the transition period from January 1 to February 1, 2020, because their inclusion would have been anti-dilutive to the loss calculation, common shares from exercise of 2,635,000 and 1,003,000, respectively, in-the-money warrants and preferred shares were excluded from the computation of net loss per share.

All share and per share numbers in this report have been retroactively restated for the Company’s one-for-ten reverse stock split effected in October 2020.

Geographic Reporting

The Company allocates revenues to geographic areas based on the location where our retail stores are located or, in the case of Cooltech Distribution, the countries to which the product is shipped.  Currently, all retail stores are located in the United States.

Major Suppliers

The Company purchases its Apple products either directly from Apple or from major distributors, depending on availability of product and credit lines at the time of purchase.  Ultimately, Apple is the sole source of supply of Apple products, and the Company’s business is highly dependent on Apple for its supply of current and future products.  Approximately 74% and 70% of the Company’s sales for the fiscal years ended January 30, 2021 and December 31, 2019, respectively, are comprised of sales of Apple products.  In addition, the growth of our business is highly dependent upon our relationship with Apple in providing us with the licenses and approvals necessary to expand our footprint into various countries and regions around the world.  Apple has very strict performance standards and guidelines that we must achieve and adhere to in order to be successful and continue to receive their support.  Consequently, our performance deterioration or failure to adhere to their guidelines could jeopardize our strategy and adversely affect our financial performance.

During the fiscal year ended January 30, 2021 and the transition period from January 1, 2020 to February 1, 2020, substantially all of the Company’s inventory purchases were made through two suppliers.  During the year ended December 31, 2019, the Company’s three largest suppliers accounted for 52%, 19% and 14%, respectively, of total cost of sales.

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

No customer represented 10% or more of the Company’s total net sales during any of the periods presented.  Two customers represented 10% or more of accounts receivable at January 30, 2021, individually representing 71% and 14% of receivables.  Three customers represented 10% or more of accounts receivable at February 1, 2020, individually representing 47%, 19% and 10% of receivables.

Recently Adopted Accounting Pronouncements

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

Other Accounting Standards Updates not effective until after January 30, 2021 are not expected to have a material effect on the Company’s financial position or results of operations.

Prior Period Reclassifications

Certain accounts in the Company’s consolidated balance sheet at December 31, 2019 were reclassified to conform to their presentation at February 1, 2020 and January 30, 2021.

NOTE 3—GOING CONCERN CONSIDERATIONS

In accordance with the guidance issued by the FASB under ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, the Company is required to evaluate each reporting period whether there is substantial doubt about its ability to continue as a going concern.  In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the date the Company’s financial statements are issued. Management considered the Company’s current financial condition and liquidity sources, including current funds and available working capital, forecasted future cash flows and the Company’s conditional and unconditional obligations due within one year from the date of issuance of the financial statements.  Because the Company has sustained significant losses over the past two years and its total liabilities exceed its total assets, management has substantial doubt that the Company could remain independent and continue as a going concern for the required period of time if it were not able to raise additional capital to fund its working capital needs and achieve positive cash flows from operations. These consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

NOTE 4—DISCONTINUED OPERATIONS

During the fourth quarter of 2018, the Company completed the closure of the verykool business segment that had been an old legacy business.  Also, as discussed in Note 15, in early 2020, the Company sold OneClick Argentino, its business unit in Argentina, and Verablue Caribbean Group, its business unit in the Dominican Republic, which resulted in losses on sale of $13,000 and $136,000 in the transition period from January 1, 2020 to February 1, 2020 and in the fiscal year ended January 30, 2021, respectively.  Consequently, these business units, plus OneClick International, the wholly owned parent of the two business units, are reported as discontinued operations in our consolidated financial statements for all periods presented.

The results of discontinued operations for the year ended December 31, 2019 are as follows (in thousands):

	Verykool	OneClick International	OneClick Argentino	Verablue Caribbean	TOTAL
Net sales	$47	$1	$8,029	$3,849	$11,926
Cost of sales	118	13	5,374	2,783	8,288
Gross profit (loss)	(71)	(12)	2,655	1,066	3,638
Selling, general and administrative expenses	(16)	501	2,703	1,057	4,245
Goodwill and intangible impairments	—	630	—	—	630
Operating income (loss)	(55)	(1,143)	(48)	9	(1,237)
Loss on assets held for sale	—	—	(1,932)	(698)	(2,630)
Other income (expense), net	25	(14)	(678)	(8)	(675)
Loss from discontinued operations before income taxes	(30)	(1,157)	(2,658)	(697)	(4,542)
Provision (benefit) for income taxes	(2)	—	—	78	76
Net loss from discontinued operations	$(32)	$(1,157)	$(2,658)	$(619)	$(4,466)

The results of discontinued operations for the transition period from January 1, 2020 to February 1, 2020 are as follows (in thousands):

	Verykool	OneClick International	OneClick Argentino	Verablue Caribbean	TOTAL
Net sales	$—	$—	$821	$334	$1,155
Cost of sales	8	—	544	223	775
Gross profit (loss)	(8)	—	277	111	380
Selling, general and administrative expenses	2	1	203	81	287
Operating income (loss)	(10)	(1)	74	30	93
Other income (expense), net	—	—	(21)	(6)	(27)
Income (loss) from discontinued operations before income taxes	(10)	(1)	53	24	66
Provision for income taxes	—	—	—	—	—
Net income (loss) from discontinued operations	$(10)	$(1)	$53	$24	$66

The results of discontinued operations for the year ended January 30, 2021 are as follows (in thousands):

	Verykool	OneClick International	Verablue Caribbean	TOTAL
Net sales	$—	$—	$408	$408
Cost of sales	—	—	319	319
Gross profit	—	—	89	89
Selling, general and administrative expenses	19	(41)	165	143
Operating income (loss)	(19)	41	(76)	(54)
Other income (expense), net	59	—	(129)	(70)
Income (loss) from discontinued operations before income taxes	40	41	(205)	(124)
Provision for income taxes	—	—	—	—
Net income (loss) from discontinued operations	$40	$41	$(205)	$(124)

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of the dates presented (in thousands):

	January 30, 2021	February 1, 2020
Machinery and equipment	$240	$225
Furniture and fixtures	666	371
Leasehold improvements	1,566	872
Subtotal	2,472	1,468
Less accumulated depreciation and amortization	(1,171)	(660)
Total	$1,301	$808

Depreciation and amortization expense of property and equipment was $534,000 and $354,000 for the fiscal years ended January 30, 2021 and December 31, 2019, respectively, and was $51,000 for the transition period from January 1, 2020 to February 1, 2020.

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill and definite-lived intangible assets arose primarily from the acquisition of Simply Mac on September 25, 2019.  The intangible assets are comprised of the Simply Mac tradename, that is being amortized over 15 years, and the simplyinc.com domain name, that is being amortized over 5 years.  The carrying value of the intangible assets consisted of the following as of the dates presented (in thousands):

	January 30, 2021	February 1, 2020
Simply Mac Tradename	$2,092	$2,092
SimplyInc Domain Name	10	—
Subtotal	2,102	2,092
Less accumulated amortization	(189)	(48)
Total	$1,913	$2,044

Amortization expense of intangible assets for the fiscal years ended January 30, 2021 and December 31, 2019 was $141,000 and $37,000, respectively.  Amortization expense for the transition period from January 1, 2020 to February 1, 2020 was $11,000.

The carrying amount of goodwill at January 30, 2021 and February 1, 2020 amounted to $699,000.  The Company performs an impairment test of goodwill on an annual basis during the fourth quarter, or when circumstances indicate that the carrying value of goodwill might be impaired.

Due to the various impacts of COVID-19 to the Company’s business during the fiscal year ended January 30, 2021, including the temporary closure and limited operating hours of the Company’s stores beginning in late March 2020, the Company determined triggering events had occurred for certain of the Company’s long-lived asset groups that required an interim impairment assessment during the period.  This analysis did not result in impairment charges related to long-lived assets and operating lease right of use assets.

NOTE 7—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of January 30, 2021 and February 1, 2020, accrued expenses consisted of the following (in thousands):

	January 30, 2021	February 1, 2020
Accrued compensation (wages, benefits, severance, vacation)	$1,187	$1,457
Customer deposits and overpayments	880	154
Accrued product costs	—	199
Accrued interest	113	956
Accrued sales taxes	561	711
Accrued income taxes	243	220
Other accruals	564	1,589
Total	$3,548	$5,286

NOTE 8—NOTES PAYABLE

Notes payable consisted of the following at January 30, 2021 and February 1, 2020 (in thousands):

	January 30, 2021	February 1, 2020
0% convertible note due January 2021	$—	$91
6% promissory note due December 2020	—	500
12% convertible notes due October 2019	—	1,775
12% convertible notes due November 2019	—	400
12% convertible notes due May 2020	—	1,500
12% convertible notes due July, August and September 2020	—	4,235
12% secured promissory note due September 2020	—	7,858
6% promissory note due February 2024	1,250	—
1% promissory note due April 2022	3,098	—
Total face amount	4,348	16,359
Unamortized discount	—	(2,674)
Total carrying value	4,348	13,685
Amount classified as current	2,478	13,685
Amount classified as long-term	$1,870	$—

Maturities of long-term debt are as follows:  FY2022 - $2,478,000; FY2023 - $620,000 and FY2025 - $1,250,000.

In January 2018, the Company issued an aggregate of $1,000,000 of 3-year 0% convertible notes and warrants.  The notes were convertible into an aggregate of 57,029 shares of common stock of the Company and the warrants were exercisable for 57,029 shares of common stock of the Company at an exercise price of $91.50 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants, and the conversion feature, which was determined to be a Beneficial Conversion Feature, was recorded at fair value based on the difference between the closing market price of the Company’s stock on the date of the transaction and the implied conversion price in the fair value of the debt.  The valuation assumed a 105% volatility rate of the Company’s common stock, a risk-free interest rate of 2.20% and a credit spread of 7.70%.  The warrants were assigned a value of $127,000 and the conversion feature was assigned a value of $144,000.  The remaining value of $729,000 was assigned to the debt.  The aggregate discount of $271,000 was amortized to interest expense over the 3-year life of the notes on a straight-line basis.  In connection with a debt exchange on August 15, 2018, holders of an aggregate principal amount of $725,000 of the notes converted their notes to common stock,.  In connection with another debt exchange in October 2019 (see Note 12), holders of an aggregate principal amount of $184,000 of the notes converted their notes into common stock, leaving a principal balance of $91,000 outstanding at December 31, 2019.  The unamortized discount related to the converted notes amounted to $15,000, which amount was included in the loss on debt extinguishment.  In connection with a subsequent debt exchange in March 2020 (see Note 12), the holder of the final remaining $91,000 note converted its note into common stock.  The unamortized discount related to the converted note of $5,000 was included in the gain on debt extinguishment.  Accretion of the discount on these notes for the fiscal years ended January 30, 2021 and December 31, 2019 amounted to $1,000 and $33,000, respectively.  No accretion was recorded in the transition period from January 1, 2020 to February 1, 2020.

In April 2018, the Company issued a $1,000,000 installment note bearing interest at 4.02% per annum due April 30, 2021.  The note specified varying monthly payments of principal and interest through 2021.  By October 2019, the Company had paid down the principal balance to $704,000. In connection with the debt exchange in October 2019 (see Note 12), $204,000 of the note plus accrued interest was converted into common stock, leaving an outstanding balance of $500,000.  In March 2020, the note was amended so that the outstanding balance plus accrued interest at 6% from March 24, 2020 was due on December 31, 2020.  The note was paid in full during December 2020.

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

In October 2018, the Company issued an aggregate of $4,000,000 of 1-year 12% convertible notes and warrants. The notes were convertible at the option of the holder after six months from the date of issuance into an aggregate of 94,118 shares of common stock of the Company and the warrants were exercisable for 47,059 shares of common stock of the Company at an exercise price of $42.50 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants, and the conversion feature, which was determined to be a Beneficial Conversion Feature, was recorded at fair value based on the difference between the closing market price of the Company’s stock on the date of the transaction and the implied conversion price in the fair value of the debt.  The valuation assumed a 90% volatility rate of the Company’s common stock, a 25% discount on the value of the underlying stock due to trading restrictions, and a risk-free interest rate of 2.47%.  The warrants were assigned a value of $769,000 and the conversion feature was assigned a value of $1,173,000.  The remaining value of $2,058,000 was assigned to the debt.  The aggregate discount of $1,942,000 is being amortized to interest expense over the 1-year life of the notes on a straight-line basis, which approximates the effective interest method.  In connection with the debt exchange in October 2019 (see Note 12), holders of an aggregate principal amount of $2,225,000 of the notes converted their notes plus accrued interest into common stock, leaving a principal balance of $1,775,000 outstanding at December 31, 2019 and February 1, 2020.  The unamortized discount related to the converted notes amounted to $8,000, which amount was included in the loss on debt extinguishment.  In connection with the debt exchange in March 2020 (see Note 12), $1,700,000 of the remaining balance plus accrued interest was converted into common stock, and the remaining $75,000 note was amended so that the outstanding balance plus accrued interest at 6% from November 1, 2019 was due on June 30, 2020, which payment was timely made.  Discount accretion on these notes for the fiscal year ended December 31, 2019 amounted to $1,610,000.

In November 2018, the Company issued an aggregate of $1,220,000 of 1-year 12% convertible notes and warrants. The notes were convertible at the option of the holder after six months from the date of issuance into an aggregate of 27,727 shares of common stock of the Company and the warrants are exercisable for 13,864 shares of common stock of the Company at an exercise price of $44.00 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants.  The conversion feature was not assigned any value as the implied conversion price in the fair value of the debt was higher than the closing market price of the Company’s stock on the date of the transaction.  The valuation assumed a 90% volatility rate of the Company’s common stock, a 25% discount on the value of the underlying stock due to trading restrictions, and a risk-free interest rate of 2.52%.  The warrants were assigned a value of $118,000 and the remaining value of $1,102,000 was assigned to the debt.  The discount of $118,000 was amortized to interest expense over the 1‑year life of the notes on a straight-line basis.  In connection with the debt exchange in October 2019 (see Note 12), holders of an aggregate principal amount of $820,000 of the notes converted their notes plus accrued interest into common stock, leaving a principal balance of $400,000 outstanding at December 31, 2019 and February 1, 2020.  The unamortized discount related to the converted notes amounted to $5,000, which amount was included in the loss on debt extinguishment.  In connection with the debt exchange in March 2020 (see Note 12), the remaining balance plus accrued interest was converted into common stock.  Accretion of the discount for the fiscal year ended December 31, 2019 amounted to $104,000.

In May 2019, the Company issued an aggregate of $3,500,000 of 1-year 12% convertible notes and warrants. The notes were convertible at the option of the holder after six months from the date of issuance into an aggregate of 125,900 shares of common stock of the Company and the warrants are exercisable for 62,950 shares of common stock of the Company at an exercise price of $27.20 per share.  The Company valued the debt and the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model for the warrants, and the conversion feature, which was determined to be a Beneficial Conversion Feature, was recorded at fair value based on the difference between the closing market price of the Company’s stock on the date of the transaction and the implied conversion price in the fair value of the debt.  The valuation assumed a 105% volatility rate of the Company’s common stock, a 30% discount on the value of the underlying stock due to trading restrictions, and a risk-free interest rate of 2.33%.  The warrants were assigned a value of $507,000 and the conversion feature was assigned a value of $243,000.  In addition, the Company incurred fundraising costs of $190,000, which were recorded as an additional discount.  The remaining value of $2,750,000 was assigned to the debt.  The aggregate discount of $940,000 was amortized to interest expense over the 1-year life of the notes on a straight-line basis, which approximated the effective interest method.  In connection with the debt exchange in October 2019 (see Note 12), holders of an aggregate principal amount of $2,000,000 of the notes converted their notes plus accrued interest into common stock, leaving a principal balance of $1,500,000 outstanding at December 31, 2019 and February 1, 2020.  The unamortized discount related to the converted notes amounted to $304,000, which amount was included in the loss on debt extinguishment.  In connection with the debt exchange in March 2020 (see Note 12), the remaining balance plus accrued interest was converted into common stock.  The unamortized discount related to the converted notes amounted to $57,000, which amount was included in the gain on debt extinguishment.  Accretion of the discount for the fiscal years ended January 30, 2021 and December 31, 2019 amounted to $60,000 and $485,000, respectively.  Accretion of the discount for the transition period from January 1, 2020 to February 1, 2020 was $34,000.

In July, August and September 2019, the Company issued a number of tranches of 1-year 12% convertible notes and warrants with an aggregate principal amount of $4,551,000.  The notes and warrants were convertible/exercisable at the option of the holders into the Company’s shares of common stock at any time during their respective exercisability period commencing on the date the Company obtains shareholder or other required regulatory approvals to permit the conversion of the notes (the “Approval Date”). The funds raised from the issuance of these notes were used to finance the acquisition of Simply Mac.  At the time of issuance of the notes, both the note conversion prices and the warrant exercise prices were structured to be a discount to the current market price of the Company’s stock, certain notes at a 20% discount to the 5-day closing average price and others at a 30% discount to the 2-day volume weighted average price.  However, in order to issue the convertible notes and warrants below market, shareholder approval was required according to Nasdaq rules to which the Company was subject at the time.  Consequently, the trigger date for the conversion and warrant pricing was set as the Approval Date.  In accordance with ASC 815, the conversion options embedded in the respective notes meet the criteria of a derivative instrument liability and are bifurcated from the host debt contract. Similarly, the warrants meet the criteria of a freestanding derivative instrument liability. Accordingly, the notes and warrants are recorded at fair value as of the respective issuance dates and marked-to-market at subsequent reporting dates with the changes recorded as gains or losses.  Based on facts and circumstances as of the respective measurement dates, a Monte-Carlo simulation, a continuous stochastic-process of randomly generating values for uncertain variables, was utilized in determining the fair value of the notes and warrants.  This valuation methodology provides the ability and flexibility of capturing the variability and uncertainty underlying the instruments’ unique conditions, features, and terms.  The valuations assumed a 70% expected annualized equity volatility rate of the Company’s common stock.  Determination of this rate began with the full-observed historical volatility of the stock dating back to March 2018, immediately following the announcement of completion of the Cooltech merger and related stock split.  It was noted that the Company did not have any exchange-traded options since the merger from which to obtain an implied volatility.  Certain adjustments were then applied to the full-observed historical volatility in the form of excluding the effects of the Company’s extraordinarily-significant announcements and events during such period and capturing market participants’ views of pricing convertible notes (compared to own non-convertible debt with similar maturity or publicly-traded comparable debt issuances) and illiquid shares and warrants. Considering the utilization of unobservable inputs, as defined by ASC 820, the fair value of the notes and warrants as of the respective issuance dates and at December 31, 2019 are level 3 measurements.  As a result of the valuation methodology, the conversion feature was assigned a value of $2,471,000 and the warrants were assigned a value of $1,897,000.  The remaining value of $182,000 was assigned to the debt.  The aggregate discount of $4,368,000 was amortized to interest expense over the 1-year life of the notes on a straight-line basis, which approximates the effective interest method.  In connection with the debt exchange in October 2019 (see Note 12), holders of an aggregate principal amount of $316,000 of the notes converted their notes plus accrued interest into common stock, leaving a principal balance of $4,235,000 outstanding at December 31, 2019 and February 1, 2020.  The unamortized discount related to the converted notes amounted to $190,000, which amount was included in the loss on debt extinguishment.  In connection with the debt exchange in March 2020 (see Note 12), the remaining balance plus accrued interest was converted into common stock.  The unamortized discount related to the converted notes amounted to $1,946,000, which amount was included in the gain on debt extinguishment.  Accretion of the discount for the fiscal years ended January 30, 2021 and December 31, 2019 amounted to $605,000 and $1,288,000, respectively.  Accretion of the discount for the transition period from January 1, 2020 to February 1, 2020 was $339,000.

On September 25, 2019, in connection with the acquisition of Simply Mac discussed in Note 14, the Company issued a $7,858,000 secured promissory note to GameStop.  The note bore interest at a rate equal to 12% per annum and called for the Company to make four equal installment payments of $1,965,000, plus accrued interest, on each 3 month anniversary of the note.  The note was secured by, among other things, the Simply Mac inventory and accounts receivable.  The first installment payment was due on December 25, 2019, but the Company was unable to make the payment.  Consequently, at December 31, 2019, the note was in default, and GameStop provided the Company with an official Notice of Default on January 15, 2020.  On March 11, 2020, the Company and GameStop entered into an agreement to amend and restate the promissory note.  The amended promissory note reduced the principal balance of the note from $7,858,000 to $1,250,000, reduced the interest rate to 6% per annum and extended the maturity date to February 17, 2024.  Additionally, the amended note released all prior security and collateral under the original note and is unsecured.  The parties also entered into a Termination Agreement, whereby the Company agreed to pay GameStop an aggregate amount of $335,152, payable in twelve equal monthly installments of $27,929 with the first installment due April 30, 2020, in satisfaction of certain post-closing amounts owed to GameStop under the Stock Purchase Agreement and certain agreements related thereto, less amounts owed to the Company from GameStop under the Stock Purchase Agreement relating to the post-closing working capital adjustment thereunder.  The Company also made a onetime cash payment of $250,000 to GameStop and released to GameStop $345,000 of funds held in escrow in connection with the Simply Mac acquisition.  As a result of these agreements, the Company recorded a gain of $6,961,000 on the extinguishment of debt.

On April 16, 2020, the Company secured a $3,098,000, 2-year loan from a regional bank (the “Lender”) pursuant to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) under Title I of the Coronavirus Aid, Relief, and Economic Security Act passed by Congress and signed into law on March 27, 2020 (“CARES Act”).  The note bears interest at 1.0% per annum and no payments were due for the first six months.  In accordance with the applicable provisions of the CARES Act, on October 19, 2020, the Company filed its forgiveness application (the “Application”) with the Lender.  The Company certified in the Application that 100% of the loaned funds were utilized during the 24-week covered period commencing April 16, 2020 to pay for qualified payroll and payroll related costs, and as such, requested that the entire principal balance be forgiven.  The forgiveness application has been approved by the lender, and the Company is awaiting SBA approval and funding to extinguish the loan.

Interest expense for notes payable for the fiscal years ended January 30, 2021 and December 31, 2019 amounted to $1,048,000 and $4,867,000, respectively, including accretion of discounts of $668,000 and $3,519,000, respectively.  Interest expense for the transition period from January 1, 2020 to February 1, 2020 was $532,000, including discount accretion of $373,000.

Derivative Liability:  As noted above, the $4,368,000 discount applied against the July, August and September convertible notes to account for the convertibility feature and warrants was recorded as a derivative liability on the Company’s balance sheet.  At December 31, 2019, although the Company was no longer subject to Nasdaq requirements for shareholder approval, it was determined that the conversion features and warrants did not have fixed conversion or exercise prices.  Accordingly, these instruments continued to be accounted for as derivative liabilities.  The Company used the same methodology as described above to value the derivative liabilities at December 31, 2019.  In connection with the debt exchange in October 2019 (see Note 12), the Company issued warrants valued at $3,586,000 that were also recorded as derivative liabilities.  These warrants were valued at issuance date and at each subsequent measurement date utilizing the methodology described in Note 12, and are level 3 measurements.  Total derivative liabilities of $7,954,000 were marked-to-market at December 31, 2019, February 1, 2020 and at March 31, 2020, the date the underlying notes were exchanged (see Note 12).  The changes resulted in an increase in value of $806,000 at February 1, 2020 that was recorded as other expense in the Company’s statement of operations for the transition period from January 1 to February 1, 2020, and resulted in a decrease in value of $543,000 at March 31, 2020 that was recorded as other income for the fiscal year ended ended January 30, 2021.

NOTE 9—NOTES PAYABLE TO RELATED PARTIES

On January 21, 2021, the Company’s Simply Mac subsidiary issued a $400,000 unsecured short-term promissory note to Taylor Capital LLC that was outstanding at January 30, 2021.  The note was scheduled to mature, and become due and payable in full, on April 21, 2021 together with a one-time fee of $20,000 plus accrued interest at the rate of 18% per annum compounded monthly.  Taylor Capital is wholly owned by Kevin Taylor, the chairman of the Company’s Board of Directors.  Interest expense on the note for the fiscal year ended January 30, 2021 was $22,000.  In March 2021, the note and all accrued interest and fees were repaid in advance of its maturity.

NOTE 10—INCOME TAXES

The Company is subject to U.S. federal income tax, as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2016 through 2020 remain open to examination by the taxing authorities due to the carryforward of unutilized net operating losses. As of January 30, 2021, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

Components of the income tax provision are as follows for the fiscal years ended January 30, 2021 and December 31, 2019 and the transition period from January 1, 2020 to February 1, 2020 (in thousands):

	Fiscal Year Ended January 30, 2021	Fiscal Year Ended December 31, 2019	Transition Period January 1 to February 1, 2020
Current tax provision:
Federal	$—	$—	$—
State	51	1	—
Total	51	1	—
Deferred tax provision:
Federal	—	—	—
State	—	—	—
Total	—	—	—
Total provision for income taxes	$51	$1	$—

A reconciliation of income taxes computed by applying the federal statutory income tax rate of 21.0% to income (loss) from continuing operations before income taxes to the recognized income tax provision reported in the accompanying consolidated statements of operations is as follows for the fiscal years ended January 30, 2021 and December 31, 2019 and the transition period from January 1, 2020 to February 1, 2020 (in thousands):

	Fiscal Year Ended January 30, 2021	Fiscal Year Ended December 31, 2019	Transition Period January 1 to February 1, 2020
Income tax at U.S. federal statutory rate	$936	$(3,475)	$(460)
State taxes, net of federal benefit	51	1	—
Non-deductible (non-taxable) items, net	(2,475)	908	1
Foreign income tax rate differential	—	37	—
Valuation allowance	13	2,013	456
Expiration of net operating losses	1,966	—	—
Other	(440)	517	3
Total provision for income taxes	$51	$1	$—

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

	January 30, 2021	February 1, 2020
Non-current deferred tax assets:
Net operating loss	$3,959	$5,676
Accrued compensation	527	354
Lease liability	2,396	2,250
Derivative liability	—	641
Interest expense	597	553
Intangible assets	1,131	856
Other accruals and reserves	470	370
Total	9,080	10,700
Valuation allowance	(6,009)	(7,060)
Net deferred tax assets	3,071	3,640
Deferred tax liabilities:
Depreciation	(761)	(740)
Right of use assets	(2,310)	(2,224)
Debt discount	—	(676)
Net deferred tax liabilities	(3,071)	(3,640)
Net deferred tax accounts	$—	$—

At January 30, 2021, the Company had available net operating loss carryforwards of approximately $26,000,000 for federal income tax purposes, of which $17,000,000 were generated after 2017 and can be carried forward indefinitely under the Tax Cuts and Jobs Act.  The remaining federal net operating losses of $9,000,000, which were generated prior to 2018, will start to expire in 2027 if not utilized.  Approximately $17,800,000 of the Company’s federal net operating loss carryforward was attributable to continuing operations, and approximately $8,200,000 was attributable to discontinued operations.  At January 30, 2021, the Company had available net operating loss carryforwards for state tax purposes of approximately $6,500,000 that will begin to expire in 2023 if not utilized.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred, or that occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.  These ownership changes may limit the amount of the net operating loss carryover that can be utilized annually to offset future taxable income.  In general, an “ownership change” as defined by Section 382 results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.  The Company believes that ownership changes occurred in December 2016, March 2018 and August 2018.  As a result, the deferred tax asset associated with the Company’s federal and state net operating loss carryforward has been reduced based on the estimated amount of the Section 382 limitation.  The Company estimates that approximately $17.3 million of its federal and state net operating loss carryforwards cannot be used in future years.

Following the Company’s adoption on January 1, 2007 of ASC 740-10 regarding accounting for uncertainty in income taxes, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with the guidance. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of that review, the Company concluded there were no uncertain tax positions and no cumulative effect on retained earnings at the time of adoption. Subsequent to that date of adoption through January 30, 2021, the Company has continued to evaluate its tax positions and concluded that it has not had any material uncertain tax positions.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its retail stores, distribution center and corporate and administrative office facilities under operating lease agreements which expire through June 2027. Stores range in size from small stores of only 1,000 sq.ft. to larger stores of up to 5,200 sq.ft.  Store leases typically provide for an initial lease term of three to five years, while certain leases have terms of up to ten years. Certain leases have provisions calling for percentage rent, in addition to base rent, once sales exceed a minimum threshold.  However, the Company believes that the minimum thresholds in such leases exceed the level of sales expected to be generated by the stores during the term of the lease.  Certain leases also contain renewal options, but such options are not recognized by the Company as part of its right-of-use assets or lease liabilities because the Company does not believe it is reasonably certain it will exercise such options, due to the uncertainty of future store financial performance or the ability of the property to generate sufficient customer traffic.  Operating lease expense for the fiscal years ended January 30, 2021 and December 31, 2019 was $4,547,000 and $2,212,000, respectively, and for the transition period from January 1, 2020 to February 1, 2020 was $418,000.  Cash paid for lease liabilities for the fiscal years ended January 30, 2021 and December 31, 2019 was $3,790,000 and $1,691,000, respectively, and for the transition period from January 1, 2020 to February 1, 2020 was $291,000.  There were no variable lease costs during any of the reporting periods, but the Company received $250,000 in rent abatement credits related to COVID-19 during the fiscal year ended January 30, 2021.

Supplemental lease information as of January 30, 2021 is as follows ($ in thousands):

Operating right of use assets	$9,121
Current operating lease liabilities	$2,717
Long-term operating lease liabilities	$6,736
Weighted-average remaining lease term in years	3.90
Weighted-average discount rate	12%

As of January 30, 2021, maturities of lease liabilities are as follows (in thousands):

Fiscal Years Ending January,
2022	$3,677
2023	2,811
2024	2,218
2025	1,531
2026	1,065
Thereafter	602
Total lease payments	11,904
Less: interest	(2,451)
Total	9,453
Less: current portion	2,717
Long-term portion	$6,736

Security Agreement

On October 2, 2020, the Company entered into a security agreement with its primary inventory supplier of Apple products that are sold in the Company’s Simply Mac retail electronics stores and on the Simply Mac eCommerce site.  Under the agreement, the Company granted the supplier a security interest in collateral comprised of substantially all of the Company’s assets including inventory, accounts receivable, fixed assets and other items.  In exchange for entering into the agreement, the supplier increased the Company’s line of credit from $3 million to $6.6 million.  At January 30, 2021, the Company’s outstanding payable with this vendor amounted to $6,016,000.

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

NOTE 12—STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of 0% Series A Convertible Preferred Stock. As of January 30, 2021, a total of 2,000 shares were outstanding.  The preferred shares rank senior to the common stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding-up of the Company, and are entitled to vote on all shareholder matters.  The preferred shares are essentially convertible into common stock of the Company on a one-for-one basis at the election of the holder.  At the outset of 2019, 32,000 preferred shares were outstanding, and in September 2019, the holder of 30,000 preferred shares converted its preferred shares into common shares.

Common Stock and Warrants

The Company has authorized the issuance of 150,000,000 shares of common stock. As of January 30, 2021, a total of 11,465,000 shares were outstanding.

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

On September 30, 2019, the holder of 30,000 shares of preferred stock converted the shares into an equal number of shares of common stock.

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

Also during March 2020, the Company entered into an additional debt restructuring that resulted in the conversion of debt with an aggregate principal amount of $7,492,000 and accrued interest of $691,000 into common stock of the Company.  The carrying value of the debt and related derivative liability at the time of extinguishment amounted to $8,341,000.  The aggregate total of $8,183,000 was converted into 4,814,000 shares of common stock at $1.70 per share.  The combined value of the stock issued in the conversion was $1,869,000, and the Company recorded a gain on extinguishment of debt of $6,472,000.  The restructuring also included the settlement of other outstanding claims, that resulted in the issuance of an additional 1,068,000 common shares, of which 1,040,000 shares were attributable to a royalty claim in connection with the September 2019 acquisition of Simply Mac.  The $415,000 value of the 1,040,000 shares was recorded in other expenses in the Company’s statement of operations for the year ended December 31, 2019 and as an accrued liability at December 31, 2019.  The aggregate number of common shares issued in these transactions was 5,882,000.  However, pursuant to a 4.99% blocker request from the holders, only 270,000 shares have been delivered, and 5,612,000 shares remain to be delivered.

During June 2020, the Company issued 80,000 shares of common stock valued at $106,000 to its two outside directors in lieu of payment of accrued director fees, and in June, September and December 2020, issued an aggregate of 54,000 shares of common stock valued at $57,000 to three former executives in lieu of payment of accrued severance.

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

Stock Options and Stock-based Compensation

The Company’s 2015 Equity Incentive Plan (the “Plan”) was approved by stockholders in June 2015 with 5,000 shares authorized for issuance thereunder. In December 2018, stockholders approved an amendment to the Plan to increase the number of shares authorized for issuance thereunder by 79,000 shares.  In November 2019, stockholders approved an amendment to the Plan to increase the number of shares authorized for issuance thereunder by 1,500,000 shares.  In December 2020, stockholders approved an amendment to the Plan to increase the number of shares authorized for issuance thereunder by 1,500,000 shares.  The Plan is intended to provide incentives to key employees, officers, directors and consultants who provide significant services to the Company. The exercise price is determined by the Compensation Committee, but must be at least equal to the fair market value of the common stock on the date of grant of such option. The Compensation Committee also establishes the vesting schedule for each option granted and the term of each option, which cannot exceed 10 years from the date of grant. In the event of termination, vested options generally must be exercised within three months. In a change of control, if outstanding awards under the Plan are assumed or substituted by a successor company, such awards do not automatically fully vest but may become fully vested in the event of a qualifying termination following such change of control.

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

No stock options were granted by the Company during the fiscal year ended December 31, 2019 or the transition period from January 1, 2020 to February 1, 2020.

A summary of stock option activity for the fiscal year ended January 30, 2021 is as follows (shares and aggregate intrinsic value in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value (a)
Outstanding at December 31, 2019 and February 1, 2020	—	$345.40
Granted	855	$1.66
Expired	—	$342.89
Forfeited	—	$—
Outstanding at January 30, 2021	855	$1.74	4.74 years	$2,172
Vested and expected to vest	855	$1.66	4.74 years	$2,172
Exercisable at January 30, 2021	707	$1.77	4.75 years	$1,789
Non-vested at January 30, 2021 (b)	148	$1.61	4.69 years	$383

(a)	The aggregate intrinsic value is based on our closing stock price of $4.20 as of January 30, 2021.
(b)	The weighted-average grant date fair value of non-vested options at January 30, 2021 was $1.06 per share.

During the fiscal year ended January 30, 2021, the Company granted stock options under the Plan to purchase an aggregate of 855,000 shares to employees and directors.  The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: stated life of 5 years; risk-free interest rate of 0.2% to 0.3% based on the U.S. Treasury yields in effect at the time of grant; expected dividend yield of 0% as the Company has not, and does not intend to, declare dividends; and an expected life of 2.5 years for options having immediate vesting and 3.3 years for graded vested options. The expected annualized volatility of the Company’s common stock used in the calculation ranged from 95% to 108%.  Determination of the volatility rate began with the fully-observed historical volatility of the Company’s common stock dating back to March 2018, immediately following the announcement of completion of the Cooltech merger and related stock split.  It was noted that the Company did not have any exchange-traded options since the Cooltech merger from which to obtain an implied volatility.  Certain adjustments were then applied to the fully‑observed historical volatility through June 2020 by excluding the effects of the Company’s extraordinarily-significant announcements and events during the period. Stock option expense for the year amounted to $722,000.

During the fiscal year ended December 31, 2019, the Company made incentive stock grants under the Plan to employees in the aggregate amount of 140,000 shares, 130,000 of which vested in 2019.  The Company also made stock grants in 2019 under the Plan to former employees in lieu of severance in the aggregate amount of 721,000 shares.  Grants of unregistered shares were also made to the three advisors associated with the March 2020 debt restructuring (who were existing note holders) in the aggregate amount of 1,000,000 shares, together with 1-year warrants exercisable for 1,000,000 shares at an exercise price of $0.50 per share.  The Company valued the stock grants at the closing market price on the date of grant and valued the warrants in accordance with ASC 718 using a Black-Scholes model.  The valuation assumed a 70% volatility rate of the Company’s common stock and a risk-free interest rate of 1.6%.  On a combined basis, the 1,851,000 shares and 1,000,000 warrants issued were valued at $3,265,000, which amount was recorded as compensation expense during the fiscal year ended December 31, 2019.

In April 2020, the Company made grants of unregistered shares to two of the advisors in the aggregate amount of 300,000 shares, and a corresponding reduction of warrants on 300,000 shares previously issued to the advisors.  On a combined basis, the shares issued were valued at $216,000, and the warrant reductions were valued at $89,000, resulting in a net compensation expense of $127,000.  In December 2020, the advisors exercised warrants on an aggregate of 453,000 shares for an exercise price of $227,000, leaving warrants on 247,000 shares unexercised.  The unexercised warrants were set to expire on January 6, 2021.  The Company agreed to extend the expiration date of the warrants by four months to May 6, 2021.  The warrant modifications were valued in accordance with ASC 718 using the same assumptions in the original valuation, but no additional compensation expense was valued or recorded in the fiscal year ended January 30, 2021.

In June 2020, the Company made stock grants under the Plan in an aggregate amount of 295,000 shares to its board of directors.  The stock was valued at $390,000 based on the closing market price on the date of grant, which amount was also recorded as compensation expense.

Additional compensation expense for vesting of restricted shares during the fiscal year ended January 30, 2021 amounted to $93,000, bringing total stock-based compensation expense for the year to $1,332,000.  Future stock-based compensation related to unvested restricted stock and stock options at January 30, 2021 amounts to $167,000.

NOTE 13—SEGMENTS

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

	Retail Stores	Cooltech Distribution	Total Segments
Fiscal Year ended January 30, 2021:
Net sales	$67,885	$139	$68,024
Gross profit	$18,330	$22	$18,352
Operating loss	$(3,276)	$(241)	$(3,517)

Year ended December 31, 2019:
Net sales	$28,312	$2,073	$30,385
Gross profit	$6,949	$95	$7,044
Operating loss	$(2,969)	$(1,138)	$(4,107)

Transition period January 1, 2020 to February 1, 2020:
Net sales	$5,281	$4	$5,285
Gross profit	$1,498	$10	$1,508
Operating loss	$(615)	$(101)	$(716)

Reconciliation of Operating Loss to Simply, Inc. as Reported:
	Fiscal Year Ended January 30, 2021	Fiscal Year Ended December 31, 2019	Transition Period January 1 to February 1, 2020
Operating loss:
Total reportable segments	$(3,517)	$(4,107)	$(716)
Unallocated corporate expenses	(5,328)	(9,142)	(134)
Total consolidated operating loss	$(8,845)	$(13,249)	$(850)

Additional segment information for the fiscal years ended January 30, 2021 and December 31, 2019, and the transition period from January 1, 2020 to February 1, 2020 is as follows (in thousands):

	Retail Stores	Cooltech Distribution	Total Segments	Corporate	Consolidated
As of and for the fiscal year ended January 30, 2021:
Depreciation and amortization	$518	$1	$519	$156	$675
Capital expenditures	1,032	3	1,035	—	1,035
Property and equipment, net	1,301	—	1,301	—	1,301
Total assets	20,506	1	20,507	4,216	24,723

As of and for the year ended December 31, 2019:
Depreciation and amortization	$270	$5	$275	$116	$391
Capital expenditures	59	—	59	2	61
Property and equipment, net	824	3	827	31	858
Total assets	21,276	208	21,484	6,365	27,849

As of and for the transition period January 1, 2020 to February 1, 2020:
Depreciation and amortization	$47	$1	$48	$14	$62
Capital expenditures	—	—	—	—	—
Property and equipment, net	777	2	779	29	808
Total assets	21,253	211	21,464	5,944	27,408

NOTE 14—ACQUISITION OF SIMPLY MAC

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

On an unaudited pro forma basis, had the acquisition of Simply Mac occurred on January 1, 2019, the net sales of the Company for the fiscal year ended December 31, 2019 would have been $71,173,000, and the net loss for the Company would have been $24,289,000.  This pro forma information includes adjustments for interest expense on the financing for the acquisition consideration, as well as amortization expense of intangible assets arising from the acquisition.

NOTE 15—SALE OF LATIN AMERICAN SUBSIDIARIES

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

NOTE 16—SUBSEQUENT EVENTS

On March 10, 2021, the Company secured a second-draw, $2.0 million, 1.0%, 5-year loan from a regional bank pursuant to the U.S. Small Business Administration Paycheck Protection Program under Title I of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, as amended.