Form 10-Q
period 2021-05-01
Simply, Inc.
filed 2021-06-15
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of June 15, 2021, the Registrant had 11,718,790 shares outstanding of its $0.001 par value common stock.

Simply, Inc.

FORM 10-Q

For the 13 weeks ended May 1, 2021

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Simply, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in thousands, except per share data)

(unaudited)

	13 Weeks Ended
	May 1, 2021	May 2, 2020
Net sales	$18,018	$13,943
Cost of sales	13,423	9,448
Gross profit	4,595	4,495
Selling, general and administrative expenses	6,836	7,126
Operating loss	(2,241)	(2,631)
Other income (expense):
Interest expense	(39)	(924)
Decrease in fair value of derivative liability	—	543
Gain on extinguishment of debt	—	13,642
Other income (expense), net	649	(56)
Income (loss) from continuing operations before provision for income taxes	(1,631)	10,574
Provision for income taxes	21	—
Income (loss) from continuing operations	(1,652)	10,574
Loss from discontinued operations	—	(236)
Net income (loss)	$(1,652)	$10,338
Basic income (loss) per share:
Continuing operations	$(0.14)	$1.61
Discontinued operations	—	(0.04)
Total	$(0.14)	$1.57
Diluted income (loss) per share:
Continuing operations	$(0.14)	$1.60
Discontinued operations	—	(0.04)
Total	$(0.14)	$1.56
Weighted-average number of common shares outstanding:
Basic	11,572	6,573
Diluted	11,572	6,594
Comprehensive income (loss):
Net income (loss)	$(1,652)	$10,338
Foreign currency translation adjustments	(6)	128
Comprehensive income (loss)	$(1,658)	$10,466

Accompanying notes are an integral part of these condensed consolidated financial statements.

Simply, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	May 1, 2021	January 30, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,319	$1,536
Restricted cash	1,310	1,310
Trade accounts receivable, net of allowance for doubtful accounts of $9 and $6, respectively	407	226
Other accounts receivable	858	1,180
Inventory	5,463	6,750
Prepaid assets	366	386
Current assets of discontinued operations	9	9
Total current assets	10,732	11,397
Property and equipment, net	1,619	1,301
Operating lease right-of-use assets	10,045	9,121
Intangibles, net	1,878	1,913
Goodwill	699	699
Other assets	315	292
Total assets	$25,288	$24,723
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,788	$8,901
Accrued expenses and other current liabilities	2,863	3,548
Current portion of operating lease liabilities	2,458	2,717
Current portion of notes payable	3,098	2,478
Note payable - related party	—	400
Current liabilities of discontinued operations	874	868
Total current liabilities	18,081	18,912
Long-term liabilities:
Notes payable	3,250	1,870
Operating lease liabilities	8,227	6,736
Total liabilities	29,558	27,518
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000 shares authorized; 2 shares issued and outstanding as of May 1, 2021 and January 30, 2021.	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 11,716 and 11,465 shares issued and outstanding as of May 1, 2021 and January 30, 2021, respectively.	12	11
Additional paid-in capital common stock	53,310	53,128
Accumulated other comprehensive loss	(21)	(15)
Accumulated deficit	(57,571)	(55,919)
Total stockholders’ deficit	(4,270)	(2,795)
Total liabilities and stockholders’ deficit	$25,288	$24,723

Accompanying notes are an integral part of these condensed consolidated financial statements.

Simply, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Amounts in thousands)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, January 30, 2021	2	$—	11,465	$11	$53,128	$(15)	$(55,919)	$(2,795)
Stock-based compensation	—	—	—	—	37	—	—	37
Issuance of shares in payment of accrued severance	—	—	4	—	22	—	—	22
Warrant exercises	—	—	247	1	123	—	—	124
Foreign currency translation	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(1,652)	(1,652)
Balance, May 1, 2021	2	$—	11,716	$12	$53,310	$(21)	$(57,571)	$(4,270)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, February 1, 2020	2	$—	4,378	$44	$49,081	$(201)	$(60,196)	$(11,272)
Stock-based compensation	—	—	300	3	148	—	—	151
Debt exchange	—	—	5,969	60	2,261	—	—	2,321
Elimination of other comprehensive loss from sale of foreign subsidiary	—	—	—	—	—	164	—	164
Foreign currency translation	—	—	—	—	—	128	—	128
Net income	—	—	—	—	—	—	10,338	10,338
Balance, May 2, 2020	2	$—	10,647	$107	$51,490	$91	$(49,858)	$1,830

Accompanying notes are an integral part of these condensed consolidated financial statements.

Simply, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	13 Weeks Ended
	May 1, 2021	May 2, 2020
Cash flows from operating activities:
Net income (loss)	$(1,652)	$10,338
Less: loss from discontinued operations	—	(236)
Income (loss) from continuing operations	(1,652)	10,574
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	153	145
Amortization of intangibles	35	35
Accretion of debt discount	—	666
Non-cash interest	—	232
Provision for (recovery of) bad debts	3	(16)
Stock-based compensation	37	151
Gain on debt conversion	—	(13,642)
Provision for obsolete inventory	—	3
Gain on derivative liability	—	(543)
Impairment of right of use assets	—	53
Change in operating assets and liabilities:
Trade accounts receivable	(184)	261
Other accounts receivable	322	1,006
Inventory	1,287	2,351
Prepaid assets	20	213
Other assets	(23)	(35)
Accounts payable	(113)	(1,136)
Accrued expenses and other current liabilities	(663)	(1,388)
Operating lease right of use assets and lease liabilities	308	50
Net cash used in continuing operating activities	(470)	(1,020)
Net cash provided by (used in) discontinued operating activities	6	(232)
Net cash used in operating activities	(464)	(1,252)
Cash flows from investing activities:
Purchase of property and equipment	(470)	(7)
Net cash used in investing activities	(470)	(7)
Cash flows from financing activities:
Proceeds from issuance of notes payable, net of debt issuance costs	2,000	3,098
Payment of notes payable	—	(250)
Payment of note payable to related party	(400)	—
Proceeds from warrant exercises	123	—
Net cash provided by financing activities	1,723	2,848
Effect of exchange rate changes on cash	(6)	128
Net increase in cash and cash equivalents	783	1,717
Cash, cash equivalents and restricted cash, beginning of period	2,846	3,169
Cash, cash equivalents and restricted cash, end of period	$3,629	$4,886
Cash paid for interest	$31	$—
Cash paid for income taxes	$21	$—

Non-cash financing activities:
Conversion of accounts payable and accrued liabilities to equity	$—	$690
Accounts receivable offset against conversion of accounts payable to equity	$—	$(227)
Record operating lease right-of-use assets and operating lease liabilities	$1,747	$437

Accompanying notes are an integral part of these condensed consolidated financial statements.

Simply, Inc.

Notes to Condensed Consolidated Financial Statements

May 1, 2021

(unaudited)

NOTE 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and these condensed notes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The preparation of financial statements requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the financial position or results of operations of Simply, Inc. (the “Company”), although they may. These unaudited consolidated financial statements and condensed notes should be read in conjunction with the financial statements and notes as of and for the 52 weeks ended January 30, 2021 included in the Company’s Annual Report on Form 10‑K for such year.

In early 2020, the Company sold both of its international subsidiaries in Latin America (see Note 17).  On January 31, 2020, the Company sold all of its ownership interest in OneClick Argentino S.R.L., the Company’s subsidiary that operated 6 retail electronics stores in Argentina.  On April 6, 2020, the Company sold all of its ownership interest in Verablue Caribbean Group, S.R.L. (“Verablue”), the Company’s subsidiary that operated 7 retail electronics stores in in the Dominican Republic.  Both entities have been classified as discontinued operations in the Company’s consolidated financial statements for all periods presented.

During March 2020, the Company restructured substantially all of its then outstanding debt of $16.4 million.  After the restructuring, the Company’s outstanding debt was reduced by $14.6 million through a combination of debt forgiveness and conversion into common stock, leaving $1.8 million outstanding with extended maturity dates.

Effective October 14, 2020, the Company changed its legal name from “Cool Holdings, Inc.” to “Simply, Inc.” and effected a one-for-ten reverse split of its issued and outstanding common stock.  All share and per share numbers in this report have been retroactively restated to account for the reverse split.

The Company has determined that, under its current business structure, its management makes operating decisions and assesses performance of its business as a single segment.  The Company previously operated its Cooltech Distribution unit during the 13 weeks ended May 2, 2020, but it was completely phased out by August 1, 2020 and its operating results during the period were immaterial.

The Company’s fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January.  The Company’s consolidated financial statements include assets, liabilities and operating results of its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to fairly present the Company’s financial condition as of May 1, 2021, and the results of operations, financial position and cash flows for all periods presented. The results reported in these condensed consolidated financial statements for the 13 weeks ended May 1, 2021 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full year of Fiscal 2022 or for any future period.

NOTE 2. Going Concern Considerations

In accordance with the guidance issued by the Financial Accounting Standards Board (“FASB”) under ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, the Company is required to evaluate each reporting period whether there is substantial doubt about its ability to continue as a going concern.  In evaluating the Company’s ability to continue as a going concern, management considered the conditions and events that could raise substantial doubt about the Company’s ability to continue as a going concern for 12 months following the date the Company’s financial statements are issued. Management considered the Company’s current financial condition and liquidity sources, including current funds and available working capital, forecasted future cash flows and the Company’s conditional and unconditional obligations due within one year from the date of issuance of the financial statements.  Because the Company has sustained significant losses over the past two years, only recently completed the restructuring of its debt, and because of the uncertainty of the near term implications of the novel coronavirus (“COVID-19”) pandemic on its business, management has substantial doubt that the Company could remain independent and continue as a going concern for the required period of time if it were not able to raise additional capital to fund its working capital needs. These consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

NOTE 3. Discontinued Operations

During the fourth quarter of 2018, the Company completed the closure of its verykool business segment.  Also, as discussed in Note 17, the Company sold OneClick Argentino, its business unit in Argentina, and Verablue Caribbean Group, its business unit in the Dominican Republic, which resulted in a loss on sale of $136,000 in the 13 weeks ended May 2, 2020.  Consequently, these business units, plus OneClick International, the wholly owned parent of the two business units, are also reported as discontinued operations in our consolidated financial statements for all periods presented.  There were no results of discontinued operations for the 13 weeks ended May 1, 2021.

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

NOTE 4. Stock-Based Compensation

The Company’s 2015 Equity Incentive Plan (the “Plan”) was approved by stockholders in June 2015. The Plan is an omnibus plan that allows for grants of stock options, stock appreciation rights, stock awards, restricted stock, stock units and performance units.  As of May 1, 2021, options to purchase 855,000 shares and 3,000 unvested restricted shares were outstanding under the 2015 Plan and 1,081,000 shares were available for future grant.

During the 13-week period ended May 2, 2020, the Company made grants of unregistered shares to advisors associated with the March 2020 debt restructuring in the aggregate amount of 300,000 shares, and a corresponding reduction of warrants on 300,000 shares previously issued to the advisors.  On a combined basis, the shares issued were valued at $216,000, and the warrant reductions were valued at $89,000, resulting in a net compensation expense of $127,000.  Additional expense for restricted shares vesting during the period amounted to $24,000, bringing total stock-based compensation to $151,000.

No grants of options or shares were made during the 13-week period ended May 1, 2021.  Stock-based compensation expense for the period for vesting of stock options and restricted stock amounted to $37,000.

A summary of option activity under the 2015 Plan as of May 1, 2021 and changes during the 13 weeks then ended are presented in the table below (shares in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life in Years	Aggregate Intrinsic Value (a)
Outstanding at January 30, 2021	855
Granted	—
Exercised	—
Expired/Forfeited	—
Outstanding at May 1, 2021	855	$1.676	4.49	$2,089
Vested and expected to vest	855	$1.676	4.49	$2,089
Exercisable at May 1, 2021	707	$1.690	4.51	$1,720
Non-vested at May 1, 2021 (b)	148	$1.611	4.44	$369

(a)	The aggregate intrinsic value is based on our closing stock price of $4.103 as of May 1, 2021.
(b)	Weighted average grant-date fair value is $0.81 per share.

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

Common shares from the potential exercise of certain options and warrants are excluded from the computation of diluted earnings (loss) per share if their exercise prices are greater than the Company’s average stock price for the period.  For both the 13‑week periods ended May 1, 2021 and May 2, 2020, the number of such shares excluded was  2,113,000.  For the 13-week period ended May 2, 2020, the dilutive effect of in-the-money warrants amounted to 19,000 shares.  For the 13-week period ended May 1, 2021, the number of in-the-money options and preferred shares excluded from the computation of net loss per share amounted to 857,000.

NOTE 6. Income Taxes

The Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with applicable standards of the FASB. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of this review, the Company concluded that at this time there are no uncertain tax positions, and there has been no cumulative effect on retained deficit.

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2016 through 2020 remain open to examination or re-examination. As of May 2, 2021, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

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

NOTE 7. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists primarily of consumer electronics and accessories. The Company writes down its inventory to net realizable value when it is estimated to be slow-moving or obsolete. There were no inventory write-downs for the 13 weeks ended May 1, 2021.  For the 13 weeks ended May 2, 2020, inventory write-downs amounted to $47,000.

NOTE 8. Property and Equipment

Property and equipment, all located in the United States, consisted of the following as of the dates presented (in thousands):

	May 1, 2021	January 30, 2021
	(unaudited)
Machinery and equipment	$257	$240
Furniture and fixtures	790	666
Leasehold improvements	1,846	1,566
Subtotal	2,893	2,472
Less accumulated depreciation	(1,274)	(1,171)
Total	$1,619	$1,301

Depreciation and amortization expense of property and equipment for the 13 weeks ended May 1, 2021 and May 2, 2020 was $153,000 and $145,000, respectively.

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

	May 1, 2021	January 30, 2021
	(unaudited)
Simply Mac Tradename	$2,092	$2,092
SimplyInc Domain Name	10	10
Subtotal	2,102	2,102
Less accumulated amortization	(224)	(189)
Total	$1,878	$1,913

Amortization expense for the 13 weeks ended May 1, 2021 and May 2, 2020 was $35,000 and $35,000, respectively.

The carrying amount of goodwill at January 30, 2021 and May 1, 2021 amounted to $699,000.  The Company performs an impairment test of goodwill on an annual basis during the fourth quarter, and performs an impairment test of goodwill, intangibles and other long-lived assets when circumstances indicate that the carrying value of these assets might be impaired.  No impairment charges were recorded for the 13 weeks ended May 1, 2021 and May 2, 2020.

NOTE 10. Accrued Expenses

Accrued expenses consisted of the following as of the dates presented (in thousands):

	May 1, 2021 (unaudited)	January 30, 2021
Accrued compensation (wages, benefits, severance, vacation)	$946	$1,187
Customer deposits and overpayments	626	880
Accrued interest	120	113
Accrued sales tax	612	561
Accrued income taxes	243	243
Other accruals	316	564
Total	$2,863	$3,548

NOTE 11. Notes Payable

Notes payable consisted of the following as of the dates presented (in thousands):

	May 1, 2021 (unaudited)	January 30, 2021
6% promissory note due February 2024	$1,250	$1,250
1% promissory note due April 2022	3,098	3,098
1% promissory note due March 2026	2,000	—
Total face amount	6,348	4,348
Amount classified as current	3,098	2,478
Amount classified as long-term	$3,250	$1,870

On September 25, 2019, in connection with the acquisition of Simply Mac, the Company issued a $7,858,000 secured promissory note to GameStop.  The note bore interest at a rate equal to 12% per annum and called for the Company to make four equal installment payments of $1,965,000, plus accrued interest, on each 3-month anniversary of the note.  The note was secured by, among other things, the Simply Mac inventory and accounts receivable.  The first installment payment was due on December 25, 2019, but the Company was unable to make the payment.  Consequently, at December 31, 2019, the note was in default, and GameStop provided the Company with an official Notice of Default on January 15, 2020.  On March 11, 2020, the Company and GameStop entered into an agreement to amend and restate the promissory note.  The amended promissory note reduced the principal balance of the note from $7,858,000 to $1,250,000, reduced the interest rate to 6% per annum and extended the maturity date to February 17, 2024.  Additionally, the amended note released all prior security and collateral under the original note and is unsecured.  The parties also entered into a Termination Agreement, whereby the Company agreed to pay GameStop an aggregate amount of $335,152, payable in twelve equal monthly installments of $27,929 with the first installment due April 30, 2020, in satisfaction of certain post-closing amounts owed to GameStop under the Stock Purchase Agreement and certain agreements related thereto, less amounts owed to the Company from GameStop under the Stock Purchase Agreement relating to the post-closing working capital adjustment thereunder.  The Company also made a onetime cash payment of $250,000 to GameStop and released to GameStop $345,000 of funds held in escrow in connection with the Simply Mac acquisition.  As a result of these agreements, the Company recorded a gain of $6,961,000 on the extinguishment of debt.  All installment payments were fully made by the Company on a timely basis.

On April 16, 2020, the Company secured a $3,098,000, 2-year loan from a regional bank (the “Lender”) pursuant to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) under Title I of the Coronavirus Aid, Relief, and Economic Security Act passed by Congress and signed into law on March 27, 2020 (“CARES Act”).  The note bears interest at 1.0% per annum and no payments were due for the first six months.  In accordance with the applicable provisions of the CARES Act, on October 19, 2020, the Company filed its forgiveness application (the “Application”) with the Lender.  The Company certified in the Application that 100% of the loaned funds were utilized during the 24-week covered period commencing April 16, 2020 to pay for qualified payroll and payroll related costs, and as such, requested that the entire principal balance be forgiven.  The Application has been approved by the lender, and the Company is awaiting SBA approval and funding to extinguish the loan.

On March 10, 2021, the Company secured a second-draw, $2,000,000, 1.0%, 5-year loan from the Lender pursuant to the PPP.  No payments are due on this loan until the earlier of: (a) the date on which the amount of loan forgiveness determined under the CARES Act is remitted to the Lender by the SBA, (b) the date that the SBA advises Lender that all or part of the loan has not been forgiven, provided that the Company has applied for forgiveness within 10 months of the end of the forgiveness period of the loan or (c) if the Borrower fails to apply for forgiveness by the end of the forgiveness period, a date that is not earlier than the date that is 10 months after the last day of the forgiveness period.  The forgiveness period is defined as the period beginning on March 12, 2021 (the “Disbursement Date”), and ending on any date selected by the Company that is no earlier than the date 8 weeks from the Disbursement Date and no later than the date 24 weeks from the Disbursement Date.  In the event any amounts remain unforgiven after this deferral period, the Company will be required to make equal monthly payments to fully amortize the balance by March 10, 2026.

Interest expense for notes payable for the 13 weeks ended May 1, 2021 and May 2, 2020 was $29,000 and $256,000, respectively.

Derivative Liability: As discussed in Note 13, during March 2020 the Company completed a debt restructuring that resulted in the conversion of then outstanding convertible notes and warrants into common stock.  Because the conversion features and warrants did not have fixed conversion or exercise prices, they were recorded as derivative liabilities.  The derivative liabilities were marked-to-market at March 31, 2020, the date the underlying notes were exchanged.  The exchange resulted in a decrease in value of $543,000 at March 31, 2020 that was recorded as other income for the 13 weeks ended May 2, 2020.

NOTE 12. Notes Payable to Related Party

On January 21, 2021, the Company’s Simply Mac subsidiary issued a $400,000 unsecured short-term promissory note to Taylor Capital LLC that was outstanding at January 30, 2021.  The note was scheduled to mature, and become due and payable in full, on April 21, 2021 together with a one-time fee of $20,000 plus accrued interest at the rate of 18% per annum compounded monthly.  Taylor Capital is wholly owned by Kevin Taylor, the chairman of the Company’s Board of Directors.  In March 2021, the note and all accrued interest and fees were repaid in advance of its maturity.  Interest expense on the note for the 13 weeks ended May 2, 2021 was $9,000.

NOTE 13. Capital Stock

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

Also during March 2020, the Company entered into an additional debt restructuring that resulted in the conversion of debt with an aggregate principal amount of $7,492,000 and accrued interest of $691,000 into common stock of the Company.  The carrying value of the debt and related derivative liability at the time of extinguishment amounted to $8,341,000.  The aggregate total of $8,183,000 was converted into 4,814,000 shares of common stock at $1.70 per share.  The combined value of the stock issued in the conversion was $1,869,000, and the Company recorded a gain on extinguishment of debt of $6,472,000.  The restructuring also included the settlement of other outstanding claims, that resulted in the issuance of an additional 1,068,000 common shares, of which 1,040,000 shares were attributable to a royalty claim in connection with the September 2019 acquisition of Simply Mac.  The $415,000 value of the 1,040,000 shares was recorded as an accrued liability at December 31, 2019.

On October 14, 2020, the Company executed a 1-for-10 reverse stock split and issued 2,000 shares of common stock in lieu of fractional shares.  All references to shares and per-share amounts have been restated to give effect to this reverse split.

During April 2021, holders of warrants on 246,672 shares of the Company’s common stock exercised the warrants at the strike price of $0.50 per share, which resulted in aggregate cash proceeds to the Company of $124,000

NOTE 14. Recent Accounting Pronouncements

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

Other Accounting Standards Updates not effective until after May 1, 2021 are not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 15. Commitments and Contingencies

Leases:

The Company leases its retail stores, distribution center and corporate and administrative office facilities under operating lease agreements which expire through June 2027. Stores range in size from small stores of only 1,000 sq.ft. to larger stores of up to 5,200 sq.ft.  Store leases typically provide for an initial lease term of three to five years, while certain leases have terms of up to seven years. Certain leases have provisions calling for percentage rent, in addition to base rent, once sales exceed a minimum threshold.  However, the Company believes that the minimum thresholds in such leases exceed the level of sales expected to be generated by the stores during the term of the lease.  Certain leases also contain renewal options, but such options are not recognized by the Company as part of its right-of-use assets or lease liabilities because the Company does not believe it is reasonably certain it will exercise such options, due to the uncertainty of future store financial performance or the ability of the property to generate sufficient customer traffic.  Operating lease expense for the 13 weeks ended May 1, 2021 and May 2, 2020 was $1,176,000 and $1,253,000, respectively.

Supplemental lease information as of May 1, 2021 is as follows ($ in thousands):

Operating right of use assets	$10,045
Current operating lease liabilities	$2,458
Long-term operating lease liabilities	$8,227
Weighted-average remaining lease term in years	4.10
Weighted-average discount rate	12%

As of May 1, 2021, maturities of lease liabilities are as follows (in thousands):

Years Ending Fiscal January
2022 (remaining nine months)	$2,782
2023	3,400
2024	2,757
2025	2,065
2026	1,606
Thereafter	1,153
Total lease payments	13,763
Less: interest	(3,078)
Total	10,685
Less: current portion	2,458
Long-term portion	$8,227

Security Agreement:

On October 2, 2020, the Company entered into a security agreement with its primary inventory supplier of Apple products that are sold in the Company’s Simply Mac retail electronics stores and on the Simply Mac eCommerce site.  Under the agreement, the Company granted the supplier a security interest in collateral comprised of substantially all of the Company’s assets including inventory, accounts receivable, fixed assets and other items.  In exchange for entering into the agreement, the supplier increased the Company’s line of credit from $3 million to $6.6 million.  At May 1, 2021 and January 30, 2021, the Company’s outstanding payable with this vendor amounted to $6,933,000 and $6,016,000, respectively.

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

Derivative Liability
Balance, February 1, 2020	$2,527
Change in fair value of derivative liability	(543)
Extinguishment of derivative liability resulting from debt conversion	(1,984)
Balance, May 2, 2020	$—

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

On April 6, 2020, the Company entered into a definitive agreement with an employee of the Company to sell all of its ownership interest in Verablue Caribbean Group, S.R.L. (“Verablue”), the Company’s subsidiary that operated 7 retail electronics stores in in the Dominican Republic.  The buyers assumed all liabilities of Verablue, and agreed to pay the Company $100,000 in additional consideration, evidenced by a 6-month installment promissory note.  Verablue has been classified as a discontinued operation in the Company’s consolidated financial statements for all periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements, Safe Harbor Statement and Other General Information

This discussion and analysis of financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and condensed notes thereto and other information included in this report and our Annual Report on Form 10-K for the fiscal year ended January 30, 2021, filed with the SEC on April 30, 2021 (including our audited consolidated financial statements for the fiscal year ended January 30, 2021 and the transition period from January 1, 2020 to February 1, 2020, and related notes thereto and other information)(“2021 Annual Report”). Our discussion and analysis of financial condition and results of operations are based upon, among other things, our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires us to, among other things, make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent liabilities as of the date of our most recent balance sheet, and the reported amounts of revenues and expenses during the reporting periods. We review our estimates and assumptions on an ongoing basis. Our estimates are based on our historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results are likely to differ from these estimates under different assumptions or conditions, but we do not believe such differences will materially affect our financial position or results of operations, although they may. Our critical accounting policies, which we believe are the most important to the presentation of our financial statements and require the most difficult, subjective and complex judgments, are outlined in “Critical Accounting Policies” in our 2021 Annual Report, as may be updated in our subsequent Quarterly Reports on Form 10-Q. All references to results of operations in this discussion generally are related to results from continuing operations, unless otherwise noted.

This report contains “forward-looking statements,” including, without limitation, statements about trading of our securities on the Over-the-Counter market, sales levels, cost reductions, operating efficiencies, currency-related matters, profitability and adequacy of working capital, which are based on, among other things, current management knowledge and expectations and involve certain risks and uncertainties. These risks and uncertainties, in whole or in part, could cause expectations to fail to be achieved and could have a material adverse effect on our business, financial condition and results of operations, and include, without limitation: (1) the potential impact on our store operations as a result of the COVID-19 pandemic including mandated store closings, limited customer traffic, etc.; (2) our ability to have access to adequate capital to fund both operations and our expansion plans and to service or refinance our remaining outstanding debt; (3) a deterioration in our relationship with Apple that could negatively affect both our supply of products and our ability to conduct business as a licensee; (4) an interruption or failure of our information systems or subversion of access or other system controls, including private information, may result in a significant loss of business, assets, or competitive information; (5) significant changes in supplier terms and relationships or shortages in product supply; (6) rapid product improvement and technological change resulting in inventory obsolescence; (7) the loss of a key executive officer or other key employees and the integration of new employees; (8) our failure to adequately adapt to industry changes and to manage potential growth and/or contractions; and (9) the resolution of any litigation for or against the Company. These forward-looking statements speak only as of the date of this report and we undertake no obligation to publicly update any forward-looking statements to reflect new or changing information, events or circumstances after the date of this release. We continue to institute changes to our strategies, operations and processes to address risks and uncertainties and to mitigate their impacts on our business, results of operations and financial condition. However, no assurances can be given that we will be successful in these efforts. For a further discussion of significant risk factors to consider, see “Risk Factors” below in this report and in “Item 1A. Risk Factors” in our 2021 Annual Report. In addition, other risks or uncertainties may be detailed from time to time in our future SEC filings.

Business Overview and Strategy

Currently, our business is comprised of 46 Simply Mac retail consumer electronics stores in 16 states across the U.S. authorized under the Apple® Premier Partner program. In our retail stores, we market and distribute a variety of mobility, computing, audio/video, and other technology products supplied primarily by Apple including laptops, tablets, cell phones, drones, smart watches, gaming consoles, accessories and audio devices.  Simply Mac also sells products online through its eCommerce site.

We work with Apple to develop our network of Simply Mac stores in locations and markets where Apple has limited or no presence.  In our stores, we sell Apple and other third-party products and accessories.  We also provide repair service for Apple products using our Apple-certified repair technicians.  Retail customers may book a repair appointment at one of our Simply Mac stores either through our website or through the Apple website.

Our current strategy is to focus on refining and improving the profitability of our Simply Mac retail stores in North America and on expanding the number of stores.  We expect this expansion will come primarily from organic growth through the opening of new stores, but may also include selected acquisitions.  We currently rank as the largest Apple Premier Partner in North America.

Results of Operations

The table below sets forth our condensed consolidated statements of operations for the 13 weeks ended May 1, 2021 and May 2, 2020, and the change between the periods ($ in thousands).

			Change
	13 Weeks Ended May 1, 2021	13 Weeks Ended May 2, 2020	$	%
Net sales	$18,018	$13,943	$4,075	29.2%
Cost of sales	13,423	9,448	3,975	42.1%
Gross profit	4,595	4,495	100	2.2%
Selling, general and administrative expenses	6,836	7,126	(290)	-4.1%
Operating loss	(2,241)	(2,631)	390	-14.8%
Other income (expense):
Interest	(39)	(924)	885	-95.8%
Decrease in fair value of derivative liability	—	543	(543)	-100.0%
Gain on extinguishment of debt	—	13,642	(13,642)	-100.0%
Other income (expense), net	649	(56)	705	-1258.9%
Income (loss) from continuing operations before provision for income taxes	(1,631)	10,574	(12,205)	-115.4%
Provision for income taxes	21	—	21	NM
Income (loss) from continuing operations	(1,652)	10,574	(12,226)	-115.6%
Loss from discontinued operations	—	(236)	236	-100.0%
Net income (loss)	$(1,652)	$10,338	$(11,990)	-116.0%

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the 13 weeks ended May 1, 2021 and May 2, 2020:

	13 Weeks Ended May 1, 2021	13 Weeks Ended May 2, 2020
Net sales	100.0%	100.0%
Cost of sales	74.5%	67.8%
Gross profit	25.5%	32.2%
Selling, general and administrative expenses	37.9%	51.1%
Operating loss	(12.4%)	(18.9%)
Other income (expense):
Interest expense	(0.2%)	(6.6%)
Decrease in fair value of derivative liability	0.0%	3.9%
Gain on extinguishment of debt	0.0%	97.8%
Other income (expense), net	3.6%	(0.4%)
Income (loss) from continuing operations before provision for income taxes	(9.1%)	75.8%
Provision for income taxes	0.1%	0.0%
Income (loss) from continuing operations	(9.2%)	75.8%
Loss from discontinued operations	0.0%	(1.7%)
Net income (loss)	(9.2%)	74.1%

13 weeks ended May 1, 2021 compared to the 13 weeks ended May 2, 2020

Net Sales

For the 13 weeks ended May 1, 2021, our net sales amounted to $18,018,000, an increase of $4,075,000, or 29%, from $13,943,000 in the 13 weeks ended May 2, 2020.  The principal reason for the increase was that sales in the prior year period were depressed as a result of the COVID-19 pandemic.  At the outset of the 13 weeks ended May 2, 2020, all 45 of our retail stores were open.  However, in mid-March, the COVID-19 pandemic resulted in the closure of 12 stores.  In addition, at the remaining locations which stayed open, we cut back store hours from 7 days per week and up to 11 hours per day, to 5 days per week and only 8 hours per day so we could run the stores on a single shift.  In many locations, our business was deemed to be “essential” as we provide products and repair services for adults working remotely and students attending school virtually.  We were not able to begin reopening stores or expanding hours until May 4, 2020, subsequent to the period end.  In addition, we believe COVID-19 adversely impacted our supply chain, resulting in severe shortages of Apple products that depressed sales both in our retail stores and on our eCommerce website.

In the 13 weeks ended May 1, 2021, although all our stores were open during the entire period, customer traffic in the stores was still significantly depressed compared to customer traffic prior to the COVID-19 outbreak.  The supply chain issues experienced during 2020 were mostly resolved.  In comparison to the prior year period, sales in our stores rose almost 25% and eCommerce sales rose 63%.

Gross Profit and Gross Margin

For the 13 weeks ended May 1, 2021, our gross profit amounted to $4,595,000, an increase of $100,000, or 2%, from $4,495,000 in the 13 weeks ended May 2, 2020.  Our gross profit margin for the 13 weeks ended May 1, 2021 was 25.5%, compared to 32.2% in the 13 weeks ended May 2, 2020.  The reduced gross margin percentage resulted primarily from the following: (1) reduced sales pricing required to match the competition, (2) a higher mix of eCommerce sales because gross margins on eCommerce sales are typically about 70% lower than margins on in-store sales, and (3) a loss sustained on the bulk sale of discontinued and end-of-life inventory.

Operating Expenses

For the 13 weeks ended May 1, 2021, total operating expenses amounted to $6,836,000, a decrease of $290,000, or 4%, from $7,126,000 in the 13 weeks ended May 2, 2020.  The decrease in operating expenses is comprised of a $675,000 decrease in management and corporate expenses, partially offset by a $375,000 increase in store level expenses.  The decrease in corporate expenses is comprised of reduced legal fees, audit fees and stock-based compensation.  The increase in store level expenses is comprised of increased payroll, systems and marketing expenses, partially offset by reduced rent expense.

Other Income (Expense)

Interest expense for the 13 weeks ended May 1, 2021 amounted to $39,000, a significant decrease of $885,000, or 96%, compared to $924,000 in the 13 weeks ended May 2, 2020.  The decrease is attributable to the restructuring and elimination of a substantial portion of the Company’s outstanding debt during March 2020.  In the 13 weeks ended May 2, 2020, we also recorded a $543,000 gain from the decrease in value of financial derivatives that arose in connection with the issuance of convertible debt and warrants.  In the 13 weeks ended May 2, 2020, we also recorded a $13,642,000 gain on extinguishment of debt that resulted from the debt restructuring.  In the 13 weeks ended May 1, 2021, other income of $649,000 was comprised primarily of an insurance recovery.

Provision for Income Taxes

The provision for income taxes of $21,000 recorded for the 13 weeks ended May 1, 2021 represents minimum taxes assessed in states where the Simply Mac stores are located.

Liquidity and Capital Resources

Our first quarter is seasonally our slowest quarter of the fiscal year, and is challenging from a liquidity perspective.  Although we had hoped that the effects of the COVID-19 pandemic would be behind us, we were disappointed that customer traffic in our stores during the 13 weeks ended May 1, 2021 was still significantly below non-pandemic levels.  We were pleased to receive a $2.0 million second-round PPP2 loan on March 10, 2021, and are examining ways to increase store traffic and reduce operating expenses in the event customer traffic continues to be depressed.  At May 1, 2021, we had negative stockholders’ equity of $4.3 million.  We expect stockholders’ equity to benefit in the near future from the complete forgiveness of our $3.1 million PPP1 loan, and ultimately from forgiveness of our $2.0 million PPP2 loan.

Our near-term plans to achieve bottom line profitability on a consolidated basis are based on a combination of reducing occupancy costs in our stores to take advantage of reduced lease rates owing to the COVID-19 pandemic and smaller stores, as well as expanding the number of Simply Mac stores in the chain.  We believe we can organically expand our store base with minimal capital expenditures using tenant improvement allowances provided by landlords.  However, we will require additional working capital to supply the new stores with inventory.  We do not currently have a bank line of credit, and are reliant on our primary distribution partners to provide us with open credit lines.  Our ability to execute our strategy depends upon our future operating performance and on the availability of vendor credit, equity and debt financing, all of which may be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. We cannot predict whether additional liquidity will be available on acceptable terms, or at all, in the foreseeable future.

Operating Activities

Net cash used by continuing operating activities during the 13 weeks ended May 1, 2021 amounted to $470,000 compared to $1,020,000 for the 13 weeks ended May 2, 2020.  The $550,000 decrease in cash used was due primarily to a $918,000 reduction of operating losses during the current period compared to the prior year period, partially offset by a reduction in working capital during the current period that was $368,000 less than the prior year period.

Investing Activities

During the 13 weeks ended May 1, 2021, purchases of property and equipment amounted to $470,000, that related primarily to tenant improvements, fixtures and equipment needed to outfit newly opened stores during the period.  Purchases of fixed assets during the 13 weeks ended May 2, 2020 were nominal.

Financing Activities

During the 13 weeks ended May 1, 2021, net cash provided by financing activities amounted to $1,723,000.  We received proceeds of $2,000,000 from a 2nd round COVID-19 PPP2 loan and $123,000 from warrant exercises.  We used $400,000 in cash to pay down a promissory note payable to a related party.  During the 13 weeks ended May 2, 2020, net cash provided by financing activities amounted to $2,848,000.  We received proceeds of $3,098,000 from our 1st round COVID-19 PPP1 loan and used $250,000 in cash to pay down a promissory note.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates affecting the application of those accounting policies since our Annual Report on Form 10-K for the fiscal year ended January 30, 2021.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our 13-week period ended May 1, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company has in the past and may in the future become involved in certain legal proceedings and claims which arise in the normal course of business.  As of the filing date of this report, the Company did not have any significant litigation outstanding.

Item 1A. Risk Factors

In addition to the risk factors included below and other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1A. Risk Factors” in, as well as other sections of, our 2021 Annual Report, which factors and information could materially affect our business, financial condition or operating results. The risk factors and uncertainties described in our 2021 Annual Report on Form 10-K, and in this report are not the only risks and uncertainties facing our business. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or operating results. Except as set forth below, we do not believe there have been material changes to the risk factors included in our 2021 Annual Report.

Risks Related To Our Business

We sustained significant operating losses in the last two years. If we are unable to achieve sustained profitability, our business may not be financially viable.

For the fiscal years ended January 30, 2021 and December 31, 2019, we reported operating losses of $8.8 million and $13.2 million, respectively. As of May 1, 2021, our balance of cash and restricted cash was $3.6 million, but we had negative net working capital of $7.3 million.  In addition, at May 1, 2021, our total liabilities exceeded our total assets and we had an accumulated stockholders’ deficit of $4.3 million.  While we restructured most of our debt in March 2020, reported $4.3 million in net income in fiscal 2021, and have plans designed to attain and maintain profitability, if we do not succeed, our business might continue to experience losses and may not be sustainable in the future.  Consequently, as discussed in Note 2 to our consolidated financial statements, we have substantial doubt that we could remain independent and continue as a going concern if we are not able to raise additional capital and achieve positive cash flows from operations.

The coronavirus outbreak has had, and may continue to have, a material adverse impact on our business, liquidity, financial condition and results of operations.

In March 2020, the World Health Organization declared the coronavirus (“COVID-19”) outbreak a pandemic which spread throughout North America and worldwide. The health and safety of our customers and employees remain our top priority as we continue to make decisions during this rapidly evolving situation. We have taken decisive actions across our businesses to help protect employees, customers and others in the communities we serve. Beginning March 18, 2020, we were forced to close 12 of our 44 Simply Mac stores, primarily due to forced closures by mall operators where our stores were located.  Although our remaining stores were allowed to stay open under local or state definitions of “essential businesses” providing products and repair services enabling remote workforces and student education, sales at those stores were significantly curtailed.  We imposed store directives including cleanliness and mask requirements, as well as maximum customer limitations to facilitate social distancing.  Store and eCommerce sales were also negatively impacted by intermittent shortages in the supply chain of Apple products from our primary distributor.  As a consequence of all these conditions, we took immediate action to reduce our store operations from 7 days per week to 5 days and from 11 hours per day to 8 hours.  In concert with this action, we were forced to reduce our store workforce by approximately 50%.

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

In order to raise capital to fund the expansion of our Simply Mac stores, we may issue additional shares of the Company’s stock that would dilute the voting power of our current stockholders.

The market for our common stock is volatile and our stock price could decline.

The price of our common stock, as well as the stock market in general, has been highly volatile. The market price of our common stock during the period from January 31, 2020 through June 11, 2021 has fluctuated between $0.30 and $5.20.  We expect that our stock price is likely to remain volatile. Investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial (potentially total) loss on their investment. In addition, an active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares.

Our common stock was delisted from The Nasdaq Capital Market, which could make trading in our common stock more difficult for investors, potentially leading to declines in our share price and liquidity and could limit our ability to raise additional capital.

Effective at the open of business on November 8, 2019, our common stock was suspended and effectively delisted from The Nasdaq Capital Market and began trading on the Over-the-Counter OTCQB Venture Market (the “OTCQB”). The delisting was the result of our non-compliance with Nasdaq Listing Rule 5550(b). Effective February 8, 2021, our OTC listing was upgraded to the OTCQX® Best Market (the “OTCQX”).  Our delisting from The Nasdaq Capital Market could make trading in our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without The Nasdaq Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock will likely be made more difficult and the trading volume and liquidity of our stock could decline. Our delisting from The Nasdaq Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely impact the acceptance of our common stock as currency or the value accorded by other parties. Further, following our delisting, we will also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Amended and Restated Bylaws as of July 25, 2017 (2)
3.3	Amendment to Articles of Incorporation dated as of October 10, 2017 (3)
3.4	Amendment to Articles of Incorporation dated as of March 9, 2018 (4)
3.5	Amendment to Articles of Incorporation dated as of June 7, 2018 (5)
3.6	Amendment to Articles of Incorporation dated as of October 14, 2020 (6)
10.1	Amended and Restated Promissory Note and Reimbursement and Indemnification Agreement between Cool Holdings, Inc. and GameStop Corp. dated March 11, 2020 (7)
10.2	U.S. Small Business Administration Promissory Note pursuant to the Paycheck Protection Program between City National Bank of Florida and Cool Holdings, Inc. dated April 16, 2020 (8)
10.3	Security Agreement between Simply, Inc. and Ingram Micro Inc. effective October 21, 2020 (9)
10.4	U.S. Small Business Administration Promissory Note pursuant to the Paycheck Protection Program between City National Bank of Florida and Cool Holdings, Inc. dated March 10, 2021 (10)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (+)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (+)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (+)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

______________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed on January 30, 2004.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on December 13, 2019.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 11, 2017.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 12, 2018.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 14, 2018.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 15, 2020.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 17, 2020.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 22, 2020.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 27, 2020.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 17, 2021.
(*)	Indicates a management contract or compensatory plan or arrangement.
(+)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Simply, Inc.

Date: June 15, 2021	By:	/s/ Reinier Voigt
Reinier Voigt
Chief Executive Officer

Date: June 15, 2021	By:	/s/ Vernon A. LoForti
Vernon A. LoForti
Chief Financial Officer