Form 10-Q
period 2021-07-31
Simply, Inc.
filed 2021-09-14
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

As of September 14, 2021, the Registrant had 12,168,900 shares outstanding of its $0.001 par value common stock.

Simply, Inc.

FORM 10-Q

For the 13 weeks ended July 31, 2021

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Simply, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in thousands, except per share data)

(unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales	$19,305	$17,650	$37,323	$31,593
Cost of sales	14,621	13,121	28,044	22,569
Gross profit	4,684	4,529	9,279	9,024
Selling, general and administrative expenses	6,816	6,451	13,652	13,577
Operating loss	(2,132)	(1,922)	(4,373)	(4,553)
Other income (expense):
Interest expense	(141)	(36)	(180)	(960)
Decrease in fair value of derivative liability	—	—	—	543
Gain on extinguishment of debt	—	—	—	13,642
Other income (expense), net	175	(2)	824	(58)
Income (loss) from continuing operations before provision for income taxes	(2,098)	(1,960)	(3,729)	8,614
Provision for income taxes	9	17	30	17
Income (loss) from continuing operations	(2,107)	(1,977)	(3,759)	8,597
Loss from discontinued operations	—	—	—	(236)
Net income (loss)	$(2,107)	$(1,977)	$(3,759)	$8,361
Basic income (loss) per share:
Continuing operations	$(0.18)	$(0.18)	$(0.32)	$0.96
Discontinued operations	—	—	—	(0.03)
Total	$(0.18)	$(0.18)	$(0.32)	$0.93
Diluted income (loss) per share:
Continuing operations	$(0.18)	$(0.18)	$(0.32)	$0.96
Discontinued operations	—	—	—	(0.03)
Total	$(0.18)	$(0.18)	$(0.32)	$0.93
Weighted-average number of common shares outstanding:
Basic	11,721	10,902	11,646	8,738
Diluted	11,721	10,902	11,646	8,986
Comprehensive income (loss):
Net income (loss)	$(2,107)	$(1,977)	$(3,759)	$8,361
Foreign currency translation adjustments	(2)	(68)	(8)	60
Comprehensive income (loss)	$(2,109)	$(2,045)	$(3,767)	$8,421

Accompanying notes are an integral part of these condensed consolidated financial statements.

Simply, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	July 31, 2021	January 30, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,358	$1,536
Restricted cash	1,310	1,310
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $6, respectively	249	226
Other accounts receivable	755	1,180
Inventory	6,935	6,750
Prepaid assets	367	386
Current assets of discontinued operations	9	9
Total current assets	10,983	11,397
Property and equipment, net	2,486	1,301
Operating lease right-of-use assets	10,560	9,121
Intangibles, net	1,843	1,913
Goodwill	699	699
Other assets	331	292
Total assets	$26,902	$24,723
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,036	$8,901
Accrued expenses and other current liabilities	3,429	3,548
Current portion of operating lease liabilities	2,341	2,717
Current portion of notes payable	3,098	2,478
Note payable - related parties	359	400
Current liabilities of discontinued operations	876	868
Total current liabilities	20,139	18,912
Long-term liabilities:
Notes payable	3,250	1,870
Operating lease liabilities	9,068	6,736
Total liabilities	32,457	27,518
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000 shares authorized; 2 shares issued and outstanding as of July 31, 2021 and January 30, 2021.	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 11,727 and 11,465 shares issued and outstanding as of July 31, 2021 and January 30, 2021, respectively.	12	11
Additional paid-in capital common stock	54,134	53,128
Accumulated other comprehensive loss	(23)	(15)
Accumulated deficit	(59,678)	(55,919)
Total stockholders’ deficit	(5,555)	(2,795)
Total liabilities and stockholders’ deficit	$26,902	$24,723

Accompanying notes are an integral part of these condensed consolidated financial statements.

Simply, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Amounts in thousands)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, January 30, 2021	2	$—	11,465	$11	$53,128	$(15)	$(55,919)	$(2,795)
Stock-based compensation	—	—	—	—	37	—	—	37
Issuance of shares in payment of accrued severance	—	—	4	—	22	—	—	22
Warrant exercises	—	—	247	1	123	—	—	124
Foreign currency translation	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(1,652)	(1,652)
Balance, May 1, 2021	2	—	11,716	12	53,310	(21)	(57,571)	(4,270)
Stock-based compensation	—	—	3	—	19	—	—	19
Issuance of shares in payment of accrued severance	—	—	8	—	22	—	—	22
Short-swing profit disgorgement	—	—	—	—	40	—	—	40
Issuance of warrants	—	—	—	—	743	—	—	743
Foreign currency translation	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(2,107)	(2,107)
Balance, July 31, 2021	2	$—	11,727	$12	$54,134	$(23)	$(59,678)	$(5,555)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, February 1, 2020	2	$—	4,378	$44	$49,081	$(201)	$(60,196)	$(11,272)
Stock-based compensation	—	—	300	3	148	—	—	151
Debt exchange	—	—	5,969	60	2,261	—	—	2,321
Elimination of other comprehensive loss from sale of foreign subsidiary	—	—	—	—	—	164	—	164
Foreign currency translation	—	—	—	—	—	128	—	128
Net income	—	—	—	—	—	—	10,338	10,338
Balance, May 2, 2020	2	—	10,647	107	51,490	91	(49,858)	1,830
Stock-based compensation	—	—	299	3	495	—	—	498
Debt exchange	—	—	108	1	132	—	—	133
Foreign currency translation	—	—	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	—	—	(1,977)	(1,977)
Balance, August 1, 2020	2	$—	11,054	$111	$52,117	$23	$(51,835)	$416

Accompanying notes are an integral part of these condensed consolidated financial statements.

Simply, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	26 Weeks Ended
	July 31, 2021	August 1, 2020
Cash flows from operating activities:
Net income (loss)	$(3,759)	$8,361
Less: loss from discontinued operations	—	(236)
Income (loss) from continuing operations	(3,759)	8,597
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	320	272
Amortization of intangibles	71	70
Accretion of debt discount	101	666
Non-cash interest	—	232
Provision for bad debts	—	89
Stock-based compensation	56	649
Gain on debt conversion	—	(13,642)
Loss on disposal of fixed assets	—	6
Provision for obsolete inventory	—	101
Gain on derivative liability	—	(543)
Impairment of right of use assets	—	53
Change in operating assets and liabilities:
Trade accounts receivable	(16)	416
Other accounts receivable	419	883
Inventory	(185)	2,330
Prepaid assets	19	3
Other assets	(40)	3
Accounts payable	1,135	703
Accrued expenses and other current liabilities	(75)	(831)
Operating lease right of use assets and lease liabilities	518	(454)
Net cash used in continuing operating activities	(1,436)	(397)
Net cash provided by (used in) discontinued operating activities	8	(167)
Net cash used in operating activities	(1,428)	(564)
Cash flows from investing activities:
Purchase of property and equipment	(1,505)	(72)
Net cash used in investing activities	(1,505)	(72)
Cash flows from financing activities:
Proceeds from issuance of notes payable	2,000	3,098
Proceeds from issuance of notes payable to related party	1,000	—
Payment of notes payable	—	(325)
Payment of note payable to related party	(400)	—
Proceeds from warrant exercises	123	—
Short-swing profit disgorgement	40	—
Net cash provided by financing activities	2,763	2,773
Effect of exchange rate changes on cash	(8)	60
Net increase (decrease) in cash and cash equivalents	(178)	2,197
Cash, cash equivalents and restricted cash, beginning of period	2,846	3,169
Cash, cash equivalents and restricted cash, end of period	$2,668	$5,366
Cash paid for interest	$31	$—
Cash paid for income taxes	$30	$—

Non-cash financing activities:
Conversion of accounts payable and accrued liabilities to equity	$—	$823
Accounts receivable offset against conversion of accounts payable to equity	$—	$(227)
Record operating lease right-of-use assets and operating lease liabilities	$3,180	$437

Accompanying notes are an integral part of these condensed consolidated financial statements.

Simply, Inc.

Notes to Condensed Consolidated Financial Statements

July 31, 2021

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

The Company has determined that, under its current business structure, its management makes operating decisions and assesses performance of its business as a single segment.  The Company previously operated its Cooltech Distribution unit during the 26 weeks ended August 1, 2020, but it was completely phased out by August 1, 2020 and its operating results during the period were immaterial.

The Company’s fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January.  The Company’s consolidated financial statements include assets, liabilities and operating results of its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to fairly present the Company’s financial condition as of July 31, 2021, and the results of operations, financial position and cash flows for all periods presented. The results reported in these condensed consolidated financial statements for the 26 weeks ended July 31, 2021 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full year of Fiscal 2022 or for any future period.

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

NOTE 3. Discontinued Operations

During the fourth quarter of 2018, the Company completed the closure of its verykool business segment.  Also, as discussed in Note 17, the Company sold OneClick Argentino, its business unit in Argentina, and Verablue Caribbean Group, its business unit in the Dominican Republic, which resulted in a loss on sale of $136,000 in the 26 weeks ended August 1, 2020.  Consequently, these business units, plus OneClick International, the wholly owned parent of the two business units, are also reported as discontinued operations in our consolidated financial statements for all periods presented.  There were no results of discontinued operations for the 26 weeks ended July 31, 2021.

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

NOTE 4. Stock-Based Compensation

The Company’s 2015 Equity Incentive Plan (the “Plan”) was approved by stockholders in June 2015. The Plan is an omnibus plan that allows for grants of stock options, stock appreciation rights, stock awards, restricted stock, stock units and performance units.  As of July 31, 2021, options to purchase 855,000 shares were outstanding under the 2015 Plan and 1,073,000 shares were available for future grant.

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

Also during the 26-week period ended August 1, 2020, the Company granted stock options to purchase an aggregate of 180,000 shares to employees.  The fair value of the option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: stated life of 5 years; risk-free interest rate of 0.2% to 0.3% based on the U.S. Treasury yields in effect at the time of grant; expected dividend yield of 0% as the Company has not, and does not intend to, declare dividends; and an expected life of 2.5 years for options having immediate vesting and 3.29 years for graded vested options. The expected annualized volatility of the Company’s common stock used in the calculation was 95%.  Determination of this rate began with the fully-observed historical volatility of the stock dating back to March 2018, immediately following the announcement of completion of the Cooltech merger and related stock split.  It was noted that the Company did not have any exchange-traded options since the merger from which to obtain an implied volatility.  Certain adjustments were then applied to the fully‑observed historical volatility through June 2020 in the form of excluding the effects of the Company’s extraordinarily-significant announcements and events during the period. Stock option expense for the period amounted to $79,000.

Total stock-based compensation expense during the 26 weeks ended August 1, 2020 amounted to $649,000.

No grants of options or shares were made during the 26-week period ended July 31, 2021.  Stock-based compensation expense for the period for vesting of stock options and restricted stock amounted to $56,000.

A summary of option activity under the 2015 Plan as of July 31, 2021 and changes during the 26 weeks then ended are presented in the table below (in thousands except per share and life amounts):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life in Years	Aggregate Intrinsic Value (a)
Outstanding at January 30, 2021	855
Granted	—
Exercised	—
Expired/Forfeited	—
Outstanding at July 31, 2021	855	$1.676	4.25	$667
Vested and expected to vest	855	$1.676	4.25	$667
Exercisable at July 31, 2021	707	$1.690	4.26	$545
Non-vested at July 31, 2021 (b)	148	$1.611	4.19	$123

(a)	The aggregate intrinsic value is based on our closing stock price of $2.44 as of July 31, 2021.
(b)	Weighted average grant-date fair value is $1.06 per share.

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

Common shares from the potential exercise of certain options and warrants are excluded from the computation of diluted earnings (loss) per share if their exercise prices are greater than the Company’s average stock price for the period.  For both the 13 and 26-week periods ended July 31, 2021 and August 1, 2020, the number of such shares excluded was 2,109,000 and 2,293,000, respectively.  For the 13 and 26-week periods ended July 31, 2021, the number of in-the-money warrants, options, convertible notes and preferred shares excluded from the computation of net loss per share because their inclusion would have been anti-dilutive amounted to 1,657,000.  For the 13-week period ended August 1, 2020, the number of in-the-money warrants and preferred shares excluded from the computation of net loss per share amounted to 703,000.  For the 26-week period ended August 1, 2020, the dilutive effect of in-the-money warrants amounted to 246,000 shares.

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2016 through 2020 remain open to examination or re-examination. As of July 31, 2021, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

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

NOTE 7. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists primarily of consumer electronics and accessories. The Company writes down its inventory to net realizable value when it is estimated to be slow-moving or obsolete. There were no inventory write-downs for the 13 and 26 weeks ended July 31, 2021.  For the 13 and 26 weeks ended August 1, 2020, inventory write-downs amounted to $55,000 and $101,000, respectively.

NOTE 8. Property and Equipment

Property and equipment, all located in the United States, consisted of the following as of the dates presented (in thousands):

	July 31, 2021	January 30, 2021
	(unaudited)
Machinery and equipment	$382	$240
Furniture and fixtures	936	666
Leasehold improvements	2,608	1,566
Subtotal	3,926	2,472
Less accumulated depreciation	(1,440)	(1,171)
Total	$2,486	$1,301

Depreciation and amortization expense of property and equipment for the 13 and 26 weeks ended July 31, 2021 was $167,000 and $320,000, respectively.  Depreciation and amortization expense of property and equipment for the 13 and 26 weeks ended August 1, 2020 was $127,000 and $272,000, respectively.

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

	July 31, 2021	January 30, 2021
	(unaudited)
Simply Mac Tradename	$2,092	$2,092
SimplyInc Domain Name	10	10
Subtotal	2,102	2,102
Less accumulated amortization	(259)	(189)
Total	$1,843	$1,913

Amortization expense for the 13 and 26 weeks ended July 31, 2021 was $35,000 and $71,000, respectively.  Amortization expense for the 13 and 26 weeks ended August 1, 2020 was $35,000 and $70,000, respectively.

The carrying amount of goodwill at January 30, 2021 and July 31, 2021 amounted to $699,000.  The Company performs an impairment test of goodwill on an annual basis during the fourth quarter, and performs an impairment test of goodwill, intangibles and other long-lived assets when circumstances indicate that the carrying value of these assets might be impaired.  No impairment charges were recorded for the 26 weeks ended July 31, 2021 and August 1, 2020.

NOTE 10. Accrued Expenses

Accrued expenses consisted of the following as of the dates presented (in thousands):

	July 31, 2021 (unaudited)	January 30, 2021
Accrued compensation (wages, benefits, severance, vacation)	$1,237	$1,187
Customer deposits and overpayments	874	880
Accrued interest	158	113
Accrued sales tax	723	561
Accrued income taxes	243	243
Other accruals	194	564
Total	$3,429	$3,548

NOTE 11. Notes Payable

Notes payable consisted of the following as of the dates presented (in thousands):

	July 31, 2021 (unaudited)	January 30, 2021
6% promissory note due February 2024	$1,250	$1,250
1% promissory note due April 2022	3,098	3,098
1% promissory note due March 2026	2,000	—
Total face amount	6,348	4,348
Amount classified as current	3,098	2,478
Amount classified as long-term	$3,250	$1,870

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

On April 16, 2020, the Company secured a $3,098,000, 2-year loan from a regional bank (the “Lender”) pursuant to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) under Title I of the Coronavirus Aid, Relief, and Economic Security Act passed by Congress and signed into law on March 27, 2020 (“CARES Act”).  The note bears interest at 1.0% per annum and no payments were due for the first six months.  In accordance with the applicable provisions of the CARES Act, on October 19, 2020, the Company filed its forgiveness application (the “Application”) with the Lender.  The Company certified in the Application that 100% of the loaned funds were utilized during the 24-week covered period commencing April 16, 2020 to pay for qualified payroll and payroll related costs, and as such, requested that the entire principal balance be forgiven.  The Application was approved by the lender and the SBA, and the loan was extinguished on August 17, 2021.

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

 Interest expense for notes payable for the 13 and 26 weeks ended July 31, 2021 was $32,000 and $61,000, respectively.  Interest expense for the 13 and 26 weeks ended August 1, 2020 was $35,000 and $291,000, respectively.

Derivative Liability: As discussed in Note 13, during March 2020 the Company completed a debt restructuring that resulted in the conversion of then outstanding convertible notes and warrants into common stock.  Because the conversion features and warrants did not have fixed conversion or exercise prices, they were recorded as derivative liabilities.  The derivative liabilities were marked-to-market at March 31, 2020, the date the underlying notes were exchanged.  The exchange resulted in a decrease in value of $543,000 at March 31, 2020 that was recorded as other income for the 26 weeks ended August 1, 2020.

NOTE 12. Notes Payable to Related Parties

Notes payable to related parties consisted of the following as of the dates presented (in thousands):

	July 31, 2021 (unaudited)	January 30, 2021
18% promissory note due April 2021	$—	$400
9% unsecured convertible note due January 2022	1,000	—
Total face amount	1,000	400
Unamortized discount	(641)	—
Total carrying value	359	400
Amount classified as current	359	400
Amount classified as long-term	$—	$—

On January 21, 2021, the Company’s Simply Mac subsidiary issued a $400,000 unsecured short-term promissory note to Taylor Capital LLC that was outstanding at January 30, 2021.  The note was scheduled to mature, and become due and payable in full, on April 21, 2021 together with a one-time fee of $20,000 plus accrued interest at the rate of 18% per annum compounded monthly.  Taylor Capital is wholly owned by Kevin Taylor, the chairman of the Company’s board of directors.  In March 2021, the note and all accrued interest and fees were repaid in advance of its maturity.  Interest expense on the note for the 26 weeks ended July 31, 2021 was $9,000.

On July 6, 2021, the Company issued a $1,000,000, six-month, 9% unsecured convertible note and warrant to SOL Global Investments Corp. (“SOL Global”). SOL Global is an affiliate of the Company and owns greater than 10% of its outstanding common stock.  The principal and unpaid accrued interest is convertible at the option of the holder at any time into shares of common stock of the Company at $2.50 per share (the “Conversion Price”) and the warrant is exercisable for 400,000 shares of common stock of the Company at an exercise price of $2.75 per share.  The warrant is exercisable beginning six months after issuance and expires 42 months from the date of issuance.  The Company valued the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model.  The valuation assumed a 108% volatility rate of the Company’s common stock, an estimated life of 3.5 years and a risk-free interest rate of 0.52%.  The warrants were assigned a value of $743,000, which amount was recorded as a discount to the debt and a credit to additional paid in capital, resulting in an effective annual interest rate of approximately 300%.  The debt discount is being amortized to interest expense over the six-month life of the note on a straight-line basis, which approximates the effective interest method.  The balance of unamortized discount at July 31, 2021 amounted to $641,000.  Interest expense on the note for the 13 and 26 weeks ended July 31, 2021 was $108,000, including accretion of $101,000.

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

During April 2021, holders of warrants exercisable for 246,672 shares of the Company’s common stock exercised the warrants at the strike price of $0.50 per share, which resulted in aggregate cash proceeds to the Company of $124,000.

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

In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40),” to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. Amongst other provisions, the amendments in this ASU significantly changed the guidance on the issuer’s accounting for convertible instruments and the guidance on the derivative scope exception for contracts in an entity’s own equity such that fewer conversion features will require separate recognition, and fewer freestanding instruments, like warrants, will require liability treatment. ASU 2020-06 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021.  However, early adoption is permitted as early as fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  The Company adopted the new standard on January 31, 2021, which adoption did not require the Company to bifurcate the embedded beneficial conversion feature from the $1 million unsecured convertible note it issued on July 6, 2021.

Other Accounting Standards Updates not effective until after July 31, 2021 are not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 15. Commitments and Contingencies

Leases:

The Company leases its retail stores, distribution center and corporate and administrative office facilities under operating lease agreements which expire through June 2028. Stores range in size from small stores of only 1,000 sq.ft. to larger stores of up to 5,200 sq.ft.  Store leases typically provide for an initial lease term of three to five years, while certain leases have terms of up to seven years. Certain leases have provisions calling for percentage rent, in addition to base rent, once sales exceed a minimum threshold.  However, the Company believes that the minimum thresholds in such leases exceed the level of sales expected to be generated by the stores during the term of the lease.  Certain leases also contain renewal options, but such options are not recognized by the Company as part of its right-of-use assets or lease liabilities because the Company does not believe it is reasonably certain it will exercise such options, due to the uncertainty of future store financial performance or the ability of the property to generate sufficient customer traffic.  Operating lease expense for the 13 and 26 weeks ended July 31, 2021 was $1,222,000 and $2,398,000, respectively.  Operating lease expense for the 13 and 26 weeks ended August 1, 2020 was $1,186,000 and $2,439,000, respectively.

Supplemental lease information as of July 31, 2021 is as follows ($ in thousands):

Operating right of use assets	$10,560
Current operating lease liabilities	$2,341
Long-term operating lease liabilities	$9,068
Weighted-average remaining lease term in years	4.21
Weighted-average discount rate	12%

As of July 31, 2021, maturities of lease liabilities are as follows (in thousands):

Years Ending Fiscal January
2022 (remaining six months)	$1,715
2023	3,864
2024	3,227
2025	2,524
2026	2,019
Thereafter	1,398
Total lease payments	14,747
Less: interest	(3,338)
Total	11,409
Less: current portion	2,341
Long-term portion	$9,068

Security Agreement:

On October 2, 2020, the Company entered into a security agreement with its primary inventory supplier of Apple products that are sold in the Company’s Simply Mac retail electronics stores and on the Simply Mac eCommerce site.  Under the agreement, the Company granted the supplier a security interest in collateral comprised of substantially all of the Company’s assets including inventory, accounts receivable, fixed assets and other items.  In exchange for entering into the agreement, the supplier increased the Company’s line of credit from $3 million to $6.6 million.  At July 31, 2021 and January 30, 2021, the Company’s outstanding payable with this vendor amounted to $7,116,000 and $6,016,000, respectively.

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

NOTE 18.  Subsequent Events

On August 5, 2021, the Company issued another $1,000,000, six-month, 9% unsecured convertible note and warrant to SOL Global Investments Corp. (“SOL Global”).  SOL Global is an affiliate of the Company and owns greater than 10% of its outstanding common stock.  The principal and unpaid accrued interest is convertible at the option of the holder at any time into shares of common stock of the Company at $2.50 per share (the “Conversion Price”) and the warrant is exercisable for 400,000 shares of common stock of the Company at an exercise price of $2.75 per share.  The warrant is exercisable beginning six months after issuance and expires 42 months from the date of issuance.

On August 17, 2021, the Company was notified by the Lender and the SBA that its $3,098,000, 2-year PPP loan had been forgiven and the loan was extinguished.

On September 2, 2021, the Company completed the sale of 193,050 shares of its common stock at a price of $2.59 per share for total proceeds of $500,000.  On the same date, the Company completed a second sale of 128,370 shares of its common stock at a price of $3.895 per share for total proceeds of $500,000.  In both transactions, the purchaser was SOL Verano Blocker 1 LLC, a wholly owned subsidiary of SOL Global.

On September 13, 2021, the Company completed the sale of an additional 120,773 shares of its common stock to SOL Verano Blocker 1 LLC at a price of $4.14 per share for total proceeds of $500,000.

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

Business Overview and Strategy

As of July 31,2021, our business was comprised of 49 Simply Mac retail consumer electronics stores in 17 states across the U.S. authorized under the Apple® Premier Partner program. In our retail stores, we market and distribute a variety of mobility, computing, audio/video, and other technology products supplied primarily by Apple including laptops, tablets, cell phones, drones, smart watches, gaming consoles, accessories and audio devices.  Simply Mac also sells products online through its eCommerce site.

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

Results of Operations

The first table below sets forth our condensed consolidated statements of operations for the 13 weeks ended July 31, 2021 and August 1, 2020, and the change between the periods ($ in thousands).  The second table sets forth our condensed consolidated statements of operations for the 26 weeks ended July 31, 2021 and August 1, 2020, and the change between the periods.

	13 Weeks Ended		Change
	July 31, 2021	August 1, 2020	$	%
Net sales	$19,305	$17,650	$1,655	9.4%
Cost of sales	14,621	13,121	1,500	11.4%
Gross profit	4,684	4,529	155	3.4%
Selling, general and administrative expenses	6,816	6,451	365	5.7%
Operating loss	(2,132)	(1,922)	(210)	10.9%
Other income (expense):
Interest	(141)	(36)	(105)	291.7%
Decrease in fair value of derivative liability	—	—	—	0.0%
Gain on extinguishment of debt	—	—	—	0.0%
Other income (expense), net	175	(2)	177	-8850.0%
Income (loss) from continuing operations before provision for income taxes	(2,098)	(1,960)	(138)	7.0%
Provision for income taxes	9	17	(8)	-47.1%
Income (loss) from continuing operations	(2,107)	(1,977)	(130)	6.6%
Loss from discontinued operations	—	—	—	0.0%
Net income (loss)	$(2,107)	$(1,977)	$(130)	6.6%

	26 Weeks Ended		Change
	July 31, 2021	August 1, 2020	$	%
Net sales	$37,323	$31,593	$5,730	18.1%
Cost of sales	28,044	22,569	5,475	24.3%
Gross profit	9,279	9,024	255	2.8%
Selling, general and administrative expenses	13,652	13,577	75	0.6%
Operating loss	(4,373)	(4,553)	180	-4.0%
Other income (expense):
Interest expense	(180)	(960)	780	-81.3%
Decrease in fair value of derivative liability	—	543	(543)	-100.0%
Gain (loss) on extinguishment of debt	—	13,642	(13,642)	-100.0%
Other income (expense), net	824	(58)	882	-1520.7%
Income (loss) from continuing operations before provision for income taxes	(3,729)	8,614	(12,343)	-143.3%
Provision for income taxes	30	17	13	76.5%
Income (loss) from continuing operations	(3,759)	8,597	(12,356)	-143.7%
Loss from discontinued operations	—	(236)	236	-100.0%
Net income (loss)	$(3,759)	$8,361	$(12,120)	-145.0%

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the 13 and 26 weeks ended July 31, 2021 and August 1, 2020:

	13 Weeks Ended		26 Weeks Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.7%	74.3%	75.1%	71.4%
Gross profit	24.3%	25.7%	24.9%	28.6%
Selling, general and administrative expenses	35.3%	36.5%	36.6%	43.0%
Operating loss	(11.0%)	(10.9%)	(11.7%)	(14.4%)
Other income (expense):
Interest expense	(0.7%)	(0.2%)	(0.5%)	(3.0%)
Decrease in fair value of derivative liability	0.0%	0.0%	0.0%	1.7%
Gain on extinguishment of debt	0.0%	0.0%	0.0%	43.2%
Other income (expense), net	0.9%	(0.0%)	2.2%	(0.2%)
Income (loss) from continuing operations before provision for income taxes	(10.9%)	(11.1%)	(10.0%)	27.3%
Provision for income taxes	0.0%	0.1%	0.1%	0.1%
Income (loss) from continuing operations	(10.9%)	(11.2%)	(10.1%)	27.2%
Loss from discontinued operations	0.0%	0.0%	0.0%	(0.7%)
Net income (loss)	(10.9%)	(11.2%)	(10.1%)	26.5%

13 weeks ended July 31, 2021 compared to the 13 weeks ended August 1, 2020

Net Sales

For the 13 weeks ended July 31, 2021, our net sales amounted to $19,305,000, an increase of $1,655,000, or 9.4%, from $17,650,000 in the 13 weeks ended August 1, 2020.  Approximately $1,218,000 of the sales increase came from higher eCommerce sales, which had been constrained during the prior year’s quarter by lack of product availability arising from supply chain issues.  The remainder of the increase was attributable to a number of factors.  As a result of our store expansion strategy, we had 7 new Simply Mac retail stores open by the end of the current year’s quarter compared to the prior year.  However, sales in the current quarter of certified pre-owned products were constrained by lack of supply in the market compared to the prior year’s quarter.  The COVID-19 pandemic affected both quarters.

Gross Profit and Gross Margin

For the 13 weeks ended July 31, 2021, our gross profit amounted to $4,684,000, up 3.4% compared to $4,529,000 in the 13 weeks ended August 1, 2020.  Our gross profit margin for the 13 weeks ended July 31, 2021, however, fell to 24.3% compared to 25.7% in the 13 weeks ended August 1, 2020. The reduced gross margin percentage resulted primarily from the following: (1) a higher mix of eCommerce sales because gross margins on eCommerce sales are significantly lower than margins on in-store sales, (2) a lower mix of service and certified pre-owned sales, which typically have higher margins than sales of Apple Hero products, and (3) reduced sales pricing required to match the competition.

Operating Expenses

For the 13 weeks ended July 31, 2021, total operating expenses amounted to $6,816,000, an increase of $365,000, or 6%, from $6,451,000 in the 13 weeks ended August 1, 2020.  Store operating expenses for the current quarter rose $969,000 over the prior year quarter, due primarily to higher payroll costs for increased staffing and to staff and outfit new stores.  Partially offsetting this increase was a $604,000 decrease in corporate level expenses, primarily related to reduced stock-based compensation and professional fees.

Other Income (Expense)

Interest expense for the 13 weeks ended July 31, 2021 amounted to $141,000, a significant increase of $105,000 compared to $36,000 in the 13 weeks ended August 1, 2020.  The increase is attributable to stated interest and discount accretion on the $1 million convertible note entered into in July 2021.  Other income of $175,000 in the current quarter is comprised primarily of an insurance recovery.  Other income in the prior year’s quarter was nominal.

Provision for Income Taxes

The provision for income taxes of $9,000 recorded for the 13 weeks ended July 31, 2021 represents minimum taxes assessed in states where the Simply Mac stores are located, and represented a decrease from $17,000 recorded during the prior year’s quarter.

26 weeks ended July 31, 2021 compared to the 26 weeks ended August 1, 2020

Net Sales

For the 26 weeks ended July 31, 2021, our net sales amounted to $37,323,000, an increase of $5,730,000, or 18.1%, from $31,593,000 in the 26 weeks ended August 1, 2020.  The principal reason for the increase was that sales in the first quarter of the prior year’s period were depressed as a result of the COVID-19 pandemic and recovered in the first quarter of the current year.  In addition, store sales rose as a result of newly opened stores, and eCommerce sales during the current year period grew 64% over the prior year.

Gross Profit and Gross Margin

For the 26 weeks ended July 31, 2021, our gross profit amounted to $9,279,000, an increase of $255,000, or 2.8%, from $9,024,000 in the 26 weeks ended August 1, 2020.  Our gross profit margin for the 26 weeks ended July 31, 2021 was 24.9%, compared to 28.6% in the 26 weeks ended August 1, 2020.  The reduced gross margin percentage resulted primarily from: (1) a higher mix of eCommerce sales because gross margins on eCommerce sales are significantly lower than margins on in-store sales, (2) a lower mix of service and certified pre-owned sales, which typically have higher margins than sales of Apple Hero products, (3) reduced sales pricing required to match the competition, and (4) a loss sustained on the bulk sale of discontinued and end-of-life inventory.

Operating Expenses

For the 26 weeks ended July 31, 2021, total operating expenses amounted to $13,652,000, a small increase of $75,000, or less than 1%, from $13,577,000 in the 26 weeks ended August 1, 2020.  An increase in store operating expenses due primarily to higher payroll costs for increased staffing and to staff and outfit new stores, was almost completely offset by a reduction in corporate expenses, primarily reductions in stock-based compensation, legal and audit fees.

Other Income (Expense)

Interest expense for the 26 weeks ended July 31, 2021 amounted to $180,000, a significant decrease of $780,000, or 81%, compared to $960,000 in the 26 weeks ended August 1, 2020.  The decrease is attributable to the restructuring and elimination of a substantial portion of the Company’s outstanding debt during March 2020.  In the 26 weeks ended August 1, 2020, we also recorded a $543,000 gain from the decrease in value of financial derivatives that arose in connection with the issuance of convertible debt and warrants, as well as a $13,642,000 gain on extinguishment of debt that resulted from the debt restructuring.  In the 26 weeks ended July 31, 2021, other income of $824,000 was comprised primarily of insurance recoveries.

Provision for Income Taxes

The provision for income taxes of $30,000 recorded for the 26 weeks ended July 31, 2021, as well as the $17,000 provision for the 26 weeks ended August 1, 2020, represents minimum taxes assessed in states where the Simply Mac stores are located.

Liquidity and Capital Resources

Although we had hoped that the effects of the COVID-19 pandemic would be behind us, customer traffic in our stores during the 26 weeks ended July 31, 2021 was still significantly below pre-pandemic levels and we continue to sustain operating losses.  We have received funding from PPP loans and sales of convertible notes, but we do not currently have a bank line of credit, and are reliant on our primary distribution partners to provide us with open credit lines.  We expect that we will need to raise additional capital in the near future through the issuance of debt and equity securities.  Our ability to execute our strategy depends upon our future operating performance and on the availability of vendor credit, equity and debt financing, all of which may be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. We cannot predict whether additional liquidity will be available on acceptable terms, or at all, in the foreseeable future.

Operating Activities

Net cash used by continuing operating activities during the 26 weeks ended July 31, 2021 amounted to $1,436,000 compared to $397,000 for the 26 weeks ended August 1, 2020.  The $1,039,000 increase in cash used was due primarily to increased working capital needed during the current period, primarily inventory for new stores and seasonal needs.

Investing Activities

During the 26 weeks ended July 31, 2021, purchases of property and equipment amounted to $1,505,000, that related primarily to tenant improvements, fixtures and equipment needed to outfit newly opened stores during the period.  Purchases of fixed assets during the 26 weeks ended August 1, 2020 amounted to $72,000.

Financing Activities

During the 26 weeks ended July 31, 2021, net cash provided by financing activities amounted to $2,763,000.  We received proceeds of $2,000,000 from a second round COVID-19 PPP loan, $1,000,000 from issuance of a convertible note and warrant, $123,000 from warrant exercises and $40,000 from a disgorgement of short-swing profits from a shareholder.  We used $400,000 in cash to pay down a promissory note payable to a related party.  During the 26 weeks ended August 1, 2020, net cash provided by financing activities amounted to $2,773,000.  We received proceeds of $3,098,000 from our first round COVID-19 PPP loan and used $325,000 in cash to pay down promissory notes.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our 26-week period ended July 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the fiscal years ended January 30, 2021 and December 31, 2019, we reported operating losses of $8.8 million and $13.2 million, respectively. As of July 31, 2021, our balance of cash and restricted cash was $2.7 million, but we had negative net working capital of $9.2 million.  In addition, at July 31, 2021, our total liabilities exceeded our total assets and we had an accumulated stockholders’ deficit of $5.6 million.  While we restructured most of our debt in March 2020, reported $4.3 million in net income in fiscal 2021, and have plans designed to attain and maintain profitability, if we do not succeed, our business might continue to experience losses and may not be sustainable in the future.  Consequently, as discussed in Note 2 to our consolidated financial statements, we have substantial doubt that we could remain independent and continue as a going concern if we are not able to raise additional capital and achieve positive cash flows from operations.

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

Starting in May 2020, we gradually began reopening stores, and by December 2020 all of our stores were open.  Store hours were also gradually increased, but remain stunted compared to pre-COVID-19 operations.  Customer traffic in our stores also remains depressed compared to 2019 levels.  The COVID-19 outbreak and resulting store closures and limited operations had a material adverse impact on our business, liquidity, financial condition, and results of operations, and continue to negatively affect us.

On April 16, 2020, we secured a $3.1 million, 2-year loan from a regional bank pursuant to the U.S. Small Business Administration Paycheck Protection Program under Title I of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act passed by Congress and signed into law on March 27, 2020.  On October 19, 2020, we filed our application for forgiveness of this loan and certified that 100% of the loaned funds were used to pay for qualified payroll and related costs.  The forgiveness application was approved by the lender and the SBA, and the loan was extinguished on August 17, 2021.  On January 20, 2021, we filed an application for an additional $2 million dollar loan pursuant to the PPP Second Draw Program, which application was approved on March 10, 2021.  We cannot foresee whether the outbreak of COVID‑19 will be effectively contained, nor can we predict the severity and duration of its impact. As such, the ultimate impact of the pandemic to our businesses remains highly uncertain and we continue to monitor its financial impact.

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

During the course of business, we receive, process, transmit and store confidential customer, employee, vendor and Company information through our information technology systems and those of our third-party payment processors. The protection of this information is critical, and the regulatory environment surrounding information security and privacy is demanding, with the frequent imposition of new and changing requirements. Although we have implemented systems and procedures (including credit card encryption between terminals and payment processors, Advance Malware Protection built into firewalls, POS stations on separate VLANS, and encrypted cloud hosted storage) that are designed to protect customer, employee, vendor and Company information, prevent data loss and other security breaches, and otherwise identify, assess, and analyze cybersecurity risks, these measures may not be effective.  Cyber-security risks such as malicious software and attempts to gain unauthorized access to data are rapidly evolving and becoming increasingly more sophisticated. Techniques or software used to gain unauthorized access, and/or disable, degrade or harm our systems may be difficult to detect for prolonged periods of time, and we may be unable to anticipate these techniques or put in place protective or preventive measures. These attempts to gain unauthorized access could lead to disruptions in our systems, unauthorized release of confidential or otherwise protected information or corruption of data. If individuals are successful in infiltrating, breaking into, disrupting, damaging or otherwise stealing from the computer systems of the Company or its third-party providers, we may have to make a significant investment to fix or replace them, and may suffer interruptions in our operations in the interim, including interruptions in our ability to accept payment from customers.  While, to the best of our knowledge, we have not experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a security breach or cyber-attack that could materially increase financial risk to the Company or our customers, such a security breach or cyber-attack could adversely affect our business and operations, including by damaging our reputation and our relationships with our customers, employees, suppliers and investors, exposing us to litigation, fines and penalties.

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

The price of our common stock, as well as the stock market in general, has been highly volatile. The market price of our common stock during the period from January 31, 2020 through September 10, 2021 has fluctuated between $0.30 and $5.20.  We expect that our stock price is likely to remain volatile. Investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial (potentially total) loss on their investment. In addition, an active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares.

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Amended and Restated Bylaws as of July 25, 2017 (2)
3.3	Amendment to Articles of Incorporation dated as of October 10, 2017 (3)
3.4	Amendment to Articles of Incorporation dated as of March 9, 2018 (4)
3.5	Amendment to Articles of Incorporation dated as of June 7, 2018 (5)
3.6	Amendment to Articles of Incorporation dated as of October 14, 2020 (6)
4.1	Unsecured Convertible Note dated July 6, 2021 between Simply, Inc. and SOL Global Investments Corp. (7)
4.2	Common Stock Purchase Warrant dated July 6, 2021 between Simply, Inc. and SOL Global Investments Corp. (7)
10.1	Amended and Restated Promissory Note and Reimbursement and Indemnification Agreement between Cool Holdings, Inc. and GameStop Corp. dated March 11, 2020 (8)
10.2	U.S. Small Business Administration Promissory Note pursuant to the Paycheck Protection Program between City National Bank of Florida and Cool Holdings, Inc. dated April 16, 2020 (9)
10.3	Security Agreement between Simply, Inc. and Ingram Micro Inc. effective October 21, 2020 (10)
10.4	U.S. Small Business Administration Promissory Note pursuant to the Paycheck Protection Program between City National Bank of Florida and Cool Holdings, Inc. dated March 10, 2021 (11)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (+)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (+)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (+)
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

______________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed on January 30, 2004.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on December 13, 2019.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 11, 2017.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 12, 2018.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 14, 2018.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 15, 2020.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 9, 2021.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 17, 2020.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 22, 2020.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 27, 2020.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 17, 2021.
(*)	Indicates a management contract or compensatory plan or arrangement.
(+)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Simply, Inc.

Date: September 14, 2021	By:	/s/ Reinier Voigt
Reinier Voigt
Chief Executive Officer

Date: September 14, 2021	By:	/s/ Vernon A. LoForti
Vernon A. LoForti
Chief Financial Officer