Form 10-Q
period 2021-10-30
Simply, Inc.
filed 2021-12-14
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission File Number—001-32217

Simply, Inc.

(Exact name of registrant as specified in its charter)

Maryland	33-0599368
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1680 Michigan Avenue, Suite 817, Miami Beach, FL 33139

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

As of December 14, 2021, the Registrant had 12,458,992 shares outstanding of its $0.001 par value common stock.

Simply, Inc.

FORM 10-Q

For the 13 weeks ended October 30, 2021

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Simply, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in thousands, except per share data)

(unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	$19,303	$16,923	$56,626	$48,516
Cost of sales	15,197	12,078	43,241	34,647
Gross profit	4,106	4,845	13,385	13,869
Selling, general and administrative expenses	7,334	6,473	20,986	20,050
Operating loss	(3,228)	(1,628)	(7,601)	(6,181)
Other income (expense):
Interest expense	(821)	(35)	(1,001)	(995)
Decrease in fair value of derivative liability	—	—	—	543
Gain on extinguishment of debt	3,139	—	3,139	13,642
Other income, net	19	175	843	117
Income (loss) from continuing operations before provision for income taxes	(891)	(1,488)	(4,620)	7,126
Provision for income taxes	—	10	30	27
Income (loss) from continuing operations	(891)	(1,498)	(4,650)	7,099
Income (loss) from discontinued operations	—	51	—	(185)
Net income (loss)	$(891)	$(1,447)	$(4,650)	$6,914
Basic income (loss) per share:
Continuing operations	$(0.07)	$(0.14)	$(0.39)	$0.75
Discontinued operations	—	0.01	—	(0.02)
Total	$(0.07)	$(0.13)	$(0.39)	$0.73
Diluted income (loss) per share:
Continuing operations	$(0.07)	$(0.14)	$(0.39)	$0.72
Discontinued operations	—	0.01	—	(0.02)
Total	$(0.07)	$(0.13)	$(0.39)	$0.70
Weighted-average number of common shares outstanding:
Basic	12,073	11,013	11,788	9,497
Diluted	12,073	11,013	11,788	9,811
Comprehensive income (loss):
Net income (loss)	$(891)	$(1,447)	$(4,650)	$6,914
Foreign currency translation adjustments	9	(20)	1	40
Comprehensive income (loss)	$(882)	$(1,467)	$(4,649)	$6,954

Accompanying notes are an integral part of these condensed consolidated financial statements.

Simply, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	October 30, 2021	January 30, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,735	$1,536
Restricted cash	1,310	1,310
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $6, respectively	201	226
Other accounts receivable	1,120	1,180
Inventory	8,070	6,750
Prepaid assets	641	386
Current assets of discontinued operations	9	9
Total current assets	13,086	11,397
Property and equipment, net	3,159	1,301
Operating lease right-of-use assets	10,978	9,121
Intangibles, net	1,815	1,913
Goodwill	699	699
Other assets	339	292
Total assets	$30,076	$24,723
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,355	$8,901
Accrued expenses and other current liabilities	3,983	3,548
Current portion of operating lease liabilities	2,192	2,717
Current portion of notes payable	178	2,478
Note payable - related parties	1,599	400
Current liabilities of discontinued operations	867	868
Total current liabilities	19,174	18,912
Long-term liabilities:
Notes payable	3,072	1,870
Operating lease liabilities	9,758	6,736
Total liabilities	32,004	27,518
Commitments and Contingencies
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000 shares authorized; 2 shares issued and outstanding as of October 30, 2021 and January 30, 2021.	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 12,371 and 11,465 shares issued and outstanding as of October 30, 2021 and January 30, 2021, respectively.	12	11
Additional paid-in capital common stock	58,643	53,128
Accumulated other comprehensive loss	(14)	(15)
Accumulated deficit	(60,569)	(55,919)
Total stockholders’ deficit	(1,928)	(2,795)
Total liabilities and stockholders’ deficit	$30,076	$24,723

Accompanying notes are an integral part of these condensed consolidated financial statements.

Simply, Inc.

Condensed Consolidated Statements of Stockholders’ Deficit

(Amounts in thousands)

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total
Balance, January 30, 2021	2	$—	11,465	$11	$53,128	$(15)	$(55,919)	$(2,795)
Stock-based compensation	—	—	—	—	37	—	—	37
Issuance of shares in payment of accrued severance	—	—	4	—	22	—	—	22
Warrant exercises	—	—	247	1	123	—	—	124
Foreign currency translation	—	—	—	—	—	(6)	—	(6)
Net loss	—	—	—	—	—	—	(1,652)	(1,652)
Balance, May 1, 2021	2	—	11,716	12	53,310	(21)	(57,571)	(4,270)
Stock-based compensation	—	—	3	—	19	—	—	19
Issuance of shares in payment of accrued severance	—	—	8	—	22	—	—	22
Short-swing profit disgorgement	—	—	—	—	40	—	—	40
Issuance of warrants	—	—	—	—	743	—	—	743
Foreign currency translation	—	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	—	—	(2,107)	(2,107)
Balance, July 31, 2021	2	—	11,727	12	54,134	(23)	(59,678)	(5,555)
Stock-based compensation	—	—	—	—	20	—	—	20
Issuance of shares in payment of accrued severance	—	—	6	—	22	—	—	22
Issuance of shares in payment of services	—	—	63	—	250	—	—	250
Short-swing profit disgorgement	—	—	—	—	213	—	—	213
Sale of stock	—	—	575	—	2,000	—	—	2,000
Issuance of warrants	—	—	—	—	2,004	—	—	2,004
Foreign currency translation	—	—	—	—	—	9	—	9
Net loss	—	—	—	—	—	—	(891)	(891)
Balance, October 30, 2021	2	$—	12,371	$12	$58,643	$(14)	$(60,569)	$(1,928)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, February 1, 2020	2	$—	4,378	$44	$49,081	$(201)	$(60,196)	$(11,272)
Stock-based compensation	—	—	300	3	148	—	—	151
Debt exchange	—	—	5,969	60	2,261	—	—	2,321
Elimination of other comprehensive loss from sale of foreign subsidiary	—	—	—	—	—	164	—	164
Foreign currency translation	—	—	—	—	—	128	—	128
Net income	—	—	—	—	—	—	10,338	10,338
Balance, May 2, 2020	2	—	10,647	107	51,490	91	(49,858)	1,830
Stock-based compensation	—	—	299	3	495	—	—	498
Debt exchange	—	—	108	1	132	—	—	133
Foreign currency translation	—	—	—	—	—	(68)	—	(68)
Net loss	—	—	—	—	—	—	(1,977)	(1,977)
Balance, August 1, 2020	2	—	11,054	111	52,117	23	(51,835)	416
Stock-based compensation	—	—	—	—	24	—	—	24
Issuance of shares in lieu of accrued severance	—	—	23	—	23	—	—	23
Issuance of shares from reverse stock split in lieu of fractional shares	—	—	2	—	—	—	—	—
Repurchase and retirement of shares	—	—	(70)	(1)	(27)		—	(28)
Foreign currency translation	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	(1,447)	(1,447)
Balance, October 31, 2020	2	$—	11,009	$110	$52,137	$3	$(53,282)	$(1,032)

Accompanying notes are an integral part of these condensed consolidated financial statements.

Simply, Inc.

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(unaudited)

	39 Weeks Ended
	October 30, 2021	October 31, 2020
Cash flows from operating activities:
Net income (loss)	$(4,650)	$6,914
Less: loss from discontinued operations	—	(185)
Income (loss) from continuing operations	(4,650)	7,099
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment	522	399
Amortization of intangibles	106	105
Accretion of debt discount	846	666
Non-cash interest	—	232
Provision for bad debts	—	91
Stock-based compensation	76	673
Gain on debt conversion/forgiveness	(3,139)	(13,642)
Loss (gain) on disposal of fixed assets	(1)	6
Provision for obsolete inventory	332	260
Gain on derivative liability	—	(543)
Impairment of right of use assets	—	51
Change in operating assets and liabilities:
Trade accounts receivable	32	535
Other accounts receivable	54	746
Inventory	(1,652)	1,377
Prepaid assets	(5)	13
Other assets	(56)	(35)
Accounts payable	1,455	1,306
Accrued expenses and other current liabilities	541	(664)
Operating lease right of use assets and lease liabilities	640	(604)
Net cash used in continuing operating activities	(4,899)	(1,929)
Net cash used in discontinued operating activities	(1)	(580)
Net cash used in operating activities	(4,900)	(2,509)
Cash flows from investing activities:
Purchase of property and equipment	(2,393)	(514)
Proceeds from sale of property and equipment	15	—
Net cash used in investing activities	(2,378)	(514)
Cash flows from financing activities:
Proceeds from issuance of notes payable	2,000	3,098
Proceeds from issuance of notes payable to related party	3,500	—
Payment of notes payable	—	(325)
Payment of note payable to related party	(400)	—
Proceeds from sale of stock	2,000	—
Proceeds from warrant exercises	123	—
Short-swing profit disgorgement	253	—
Net cash provided by financing activities	7,476	2,773
Effect of exchange rate changes on cash	1	40
Net increase (decrease) in cash and cash equivalents	199	(210)
Cash, cash equivalents and restricted cash, beginning of period	2,846	3,169
Cash, cash equivalents and restricted cash, end of period	$3,045	$2,959
Cash paid for interest	$31	$67
Cash paid for income taxes	$33	$27

Non-cash financing activities:
Conversion of accounts payable and accrued liabilities to equity	$—	$823
Accounts receivable offset against conversion of accounts payable to equity	$—	$(227)
Record operating lease right-of-use assets and operating lease liabilities	$4,247	$437

Accompanying notes are an integral part of these condensed consolidated financial statements.

Simply, Inc.

Notes to Condensed Consolidated Financial Statements

October 30, 2021

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

In the opinion of management, these unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, considered necessary to fairly present the Company’s financial condition as of October 30, 2021, and the results of operations, financial position and cash flows for all periods presented. The results reported in these condensed consolidated financial statements for the 39 weeks ended October 30, 2021 are not necessarily indicative of the operating results, financial condition or cash flows that may be expected for the full year of Fiscal 2022 or for any future period.

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

NOTE 3. Discontinued Operations

During the fourth quarter of 2018, the Company completed the closure of its verykool business segment.  Also, as discussed in Note 17, the Company sold OneClick Argentino, its business unit in Argentina, and Verablue Caribbean Group, its business unit in the Dominican Republic, which resulted in a loss on sale of $136,000 in the 39 weeks ended October 31, 2020.  Consequently, these business units, plus OneClick International, the wholly owned parent of the two business units, are also reported as discontinued operations in our consolidated financial statements for all periods presented.  There were no results of discontinued operations for the 39 weeks ended October 30, 2021.

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

NOTE 4. Stock-Based Compensation

The Company’s 2015 Equity Incentive Plan (the “Plan”) was approved by stockholders in June 2015. The Plan is an omnibus plan that allows for grants of stock options, stock appreciation rights, stock awards, restricted stock, stock units and performance units.  As of October 30, 2021, options to purchase 855,000 shares were outstanding under the 2015 Plan and 1,067,000 shares were available for future grant.

During the 39-week period ended October 31, 2020, the Company made grants of unregistered shares to advisors associated with the March 2020 debt restructuring in the aggregate amount of 300,000 shares, and a corresponding reduction of warrants on 300,000 shares previously issued to the advisors.  On a combined basis, the shares issued were valued at $216,000, and the warrant reductions were valued at $89,000, resulting in a net compensation expense of $127,000.  Also during the period, the Company made stock grants under the Plan in an aggregate amount of 295,000 shares to its board of directors.  The stock was valued at $390,000 based on the closing market price on the date of grant.  Additional expense for restricted shares vesting during the period amounted to $77,000.

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

No grants of options or shares were made during the 39-week period ended October 30, 2021.  Stock-based compensation expense for the period for vesting of stock options and restricted stock amounted to $76,000.

A summary of option activity under the 2015 Plan as of October 30, 2021 and changes during the 39 weeks then ended are presented in the table below (in thousands except per share and life amounts):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life in Years	Aggregate Intrinsic Value (a)
Outstanding at January 30, 2021	855
Granted	—
Exercised	—
Expired/Forfeited	—
Outstanding at October 30, 2021	855	$1.676	4.00	$1,082
Vested and expected to vest	855	$1.676	4.00	$1,082
Exercisable at October 30, 2021	707	$1.690	4.01	$887
Non-vested at October 30, 2021 (b)	148	$1.611	3.94	$195

(a)	The aggregate intrinsic value is based on our closing stock price of $2.925 as of October 30, 2021.
(b)	Weighted average grant-date fair value is $1.06 per share.

NOTE 5. Earnings Per Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential additional common shares that were dilutive had been issued as determined by using the treasury stock method. Common share equivalents are excluded from the computation if their effect is anti-dilutive. The Company’s common share equivalents consist of convertible notes, convertible preferred stock, stock options and warrants.

For the 39-week period ended October 31, 2020, the dilutive effect of in-the-money common share equivalents amounted to 312,000 shares.  Common shares from the potential exercise of common share equivalents are excluded from the computation of diluted earnings (loss) per share if their exercise prices are greater than the Company’s average stock price for the period.  For the 13 and 39‑week periods ended October 30, 2021, the number of such shares excluded was 1,677,000.  For the 13 and 39-week periods ended October 31, 2020, the number of such shares excluded was 2,293,000.  For the 13 and 39-week periods ended October 30, 2021, the number of in-the-money common share equivalents excluded from the computation of net loss per share because their inclusion would have been anti-dilutive amounted to 3,857,000.  For the 13-week period ended October 31, 2020, the number of in-the-money common share equivalents excluded from the computation of net loss per share amounted to 702,000.

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

The Company is subject to U.S. federal income tax as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2016 through 2020 remain open to examination or re-examination. As of October 30, 2021, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

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

NOTE 7. Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists primarily of consumer electronics and accessories. The Company writes down its inventory to net realizable value when it is estimated to be slow-moving or obsolete. For both the 13 and 39 weeks ended October 30, 2021, inventory write-downs amounted to $332,000.  For the 13 and 39 weeks ended October 31, 2020, inventory write-downs amounted to $159,000 and $260,000, respectively.

NOTE 8. Property and Equipment

Property and equipment, all located in the United States, consisted of the following as of the dates presented (in thousands):

	October 30, 2021	January 30, 2021
	(unaudited)
Machinery and equipment	$481	$240
Furniture and fixtures	1,205	666
Leasehold improvements	2,909	1,566
Subtotal	4,595	2,472
Less accumulated depreciation	(1,436)	(1,171)
Total	$3,159	$1,301

Depreciation and amortization expense of property and equipment for the 13 and 39 weeks ended October 30, 2021 was $201,000 and $522,000, respectively.  Depreciation and amortization expense of property and equipment for the 13 and 39 weeks ended October 31, 2020 was $127,000 and $399,000, respectively.

NOTE 9. Intangible Asset and Goodwill

The Company’s goodwill and definite-lived intangible asset arose primarily from the acquisition of Simply Mac on September 25, 2019.  The intangible asset is comprised of the Simply Mac tradename, that is being amortized over 15 years, and the

simplyinc.com and simplydeals.com domain names, that are being amortized over 5 years.  The carrying value of the intangible assets consisted of the following as of the dates presented (in thousands):

	October 30, 2021	January 30, 2021
	(unaudited)
Simply Mac Tradename	$2,092	$2,092
SimplyInc Domain Name	10	10
SimplyDeals Domain Name	8	—
Subtotal	2,110	2,102
Less accumulated amortization	(295)	(189)
Total	$1,815	$1,913

Amortization expense for the 13 and 39 weeks ended October 30, 2021 was $36,000 and $106,000, respectively.  Amortization expense for the 13 and 39 weeks ended October 31, 2020 was $35,000 and $105,000, respectively.

The carrying amount of goodwill at January 30, 2021 and October 30, 2021 amounted to $699,000.  The Company performs an impairment test of goodwill on an annual basis during the fourth quarter, and performs an impairment test of goodwill, intangibles and other long-lived assets when circumstances indicate that the carrying value of these assets might be impaired.  No impairment charges were recorded for the 39 weeks ended October 30, 2021 and October 31, 2020.

NOTE 10. Accrued Expenses

Accrued expenses consisted of the following as of the dates presented (in thousands):

	October 30, 2021 (unaudited)	January 30, 2021
Accrued compensation (wages, benefits, severance, vacation)	$937	$1,187
Customer deposits and overpayments	1,670	880
Accrued interest	192	113
Accrued sales tax	617	561
Accrued income taxes	240	243
Other accruals	327	564
Total	$3,983	$3,548

NOTE 11. Notes Payable

Notes payable consisted of the following as of the dates presented (in thousands):

	October 31, 2021 (unaudited)	January 30, 2021
6% promissory note due February 17, 2024	$1,250	$1,250
1% promissory note due April 16, 2022	—	3,098
1% promissory note due March 10, 2026	2,000	—
Total face amount	3,250	4,348
Amount classified as current	178	2,478
Amount classified as long-term	$3,072	$1,870

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

On April 16, 2020, the Company secured a $3,098,000, 2-year loan from a regional bank (the “Lender”) pursuant to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) under Title I of the Coronavirus Aid, Relief, and Economic Security Act passed by Congress and signed into law on March 27, 2020 (“CARES Act”).  The note bears interest at 1.0% per annum and no payments were due for the first six months.  In accordance with the applicable provisions of the CARES Act, on October 19, 2020, the Company filed its forgiveness application (the “Application”) with the Lender.  The Company certified in the Application that 100% of the loaned funds were utilized during the 24-week covered period commencing April 16, 2020 to pay for qualified payroll and payroll related costs, and as such, requested that the entire principal balance be forgiven.  The Application was approved by the lender and the SBA, and the loan with accrued interest was extinguished on August 17, 2021.

On March 10, 2021, the Company secured a second-draw, $2,000,000, 1.0%, 5-year loan from the Lender pursuant to the PPP.  No payments are due on this loan until the earlier of: (a) the date on which the amount of loan forgiveness determined under the CARES Act is remitted to the Lender by the SBA, (b) the date that the SBA advises Lender that all or part of the loan has not been forgiven, provided that the Company has applied for forgiveness within 10 months of the end of the forgiveness period of the loan or (c) if the Borrower fails to apply for forgiveness by the end of the forgiveness period, a date that is not earlier than the date that is 10 months after the last day of the forgiveness period.  In accordance with the applicable provisions of the CARES Act, on October 28, 2021, the Company filed its forgiveness application with the Lender.  The Company certified in the application that 100% of the loaned funds were utilized during the 22-week covered period commencing March 10, 2021 to pay for qualified payroll and payroll related costs, and as such, requested that the entire principal balance be forgiven.  The application is subject to review by both the Lender and the SBA, after which the Company will be notified as to whether the application is approved.  If the application is denied or partially approved, the Company will be required to make equal monthly payments to fully amortize any remaining balance by March 10, 2026.

 Interest expense for notes payable for the 13 and 39 weeks ended October 30, 2021 was $25,000 and $86,000, respectively.  Interest expense for the 13 and 39 weeks ended October 31, 2020 was $34,000 and $325,000, respectively.

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

NOTE 12. Related Parties

Notes Payable to Related Parties:  Notes payable to related parties consisted of the following as of the dates presented (in thousands):

	October 31, 2021 (unaudited)	January 30, 2021
18% promissory note due April 21, 2021	$—	$400
9% unsecured convertible note due January 6, 2022	1,000	—
9% unsecured convertible note due February 5, 2022	1,000	—
9% unsecured convertible note due April 14, 2022	750
9% unsecured convertible notes due April 21, 2022	750	—
Total face amount	3,500	400
Unamortized discount	(1,901)	—
Total carrying value	1,599	400
Amount classified as current	1,599	400
Amount classified as long-term	$—	$—

On January 21, 2021, the Company’s Simply Mac subsidiary issued a $400,000 unsecured short-term promissory note to Taylor Capital LLC that was outstanding at January 30, 2021.  The note was scheduled to mature, and become due and payable in full, on April 21, 2021 together with a one-time fee of $20,000 plus accrued interest at the rate of 18% per annum compounded monthly.  Taylor Capital is wholly owned by Kevin Taylor, the chairman of the Company’s board of directors.  In March 2021, the note and all accrued interest and fees were repaid in advance of its maturity.  Interest expense on the note for the 39 weeks ended October 30, 2021 was $9,000.

On July 6, 2021, the Company issued a $1,000,000, six-month, 9% unsecured convertible note and warrant to SOL Global Investments Corp. (“SOL Global”). SOL Global is an affiliate of the Company and owns greater than 10% of its outstanding common stock.  The principal and unpaid accrued interest is convertible at the option of the holder at any time into shares of common stock of the Company at $2.50 per share (the “Conversion Price”) and the warrant is exercisable for 400,000 shares of common stock of the Company at an exercise price of $2.75 per share (the “Exercise Price”).  The warrant is exercisable beginning six months after issuance and expires 42 months from the date of issuance.  The Company valued the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model.  The valuation assumed a 108% volatility rate of the Company’s common stock, an estimated life of 3.5 years and a risk-free interest rate of 0.52%.  The warrants were assigned a value of $743,000, which amount was recorded as a discount to the debt and a credit to additional paid in capital, resulting in an effective annual interest rate of approximately 324%.  The debt discount is being amortized to interest expense over the six-month life of the note on a straight-line basis, which approximates the effective interest method.  The balance of unamortized discount at October 30, 2021 amounted to $272,000.  Interest expense on the note for the 13 and 39 weeks ended October 30, 2021 was $392,000 and $500,000, respectively, including accretion of $369,000 and $471,000, respectively.

On August 5, 2021, the Company issued a $1,000,000, six-month, 9% unsecured convertible note and warrant to SOL Global.  The principal and unpaid accrued interest is convertible at the option of the holder at any time into shares of common stock of the Company at the Conversion Price and the warrant is exercisable for 400,000 shares of common stock of the Company at the Exercise Price.  The warrant is exercisable beginning six months after issuance and expires 42 months from the date of issuance.  The Company valued the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model.  The valuation assumed a 108% volatility rate of the Company’s common stock, an estimated life of 3.5 years and a risk-free interest rate of 0.46%.  The warrants were assigned a value of $593,000, which amount was recorded as a discount to the debt and a credit to additional paid in capital, resulting in an effective annual interest rate of approximately 168%.  The debt discount is being amortized to interest expense over the six-month life of the note on a straight-line basis, which approximates the effective interest method.  The balance of unamortized discount at October 30, 2021 amounted to $314,000.  Interest expense on the note for both the 13 and 39 weeks ended October 30, 2021 was $300,000, including accretion of $279,000.

On October 14, 2021, the Company issued a $750,000, six-month, 9% unsecured convertible note and warrant to SOL Global.  The principal and unpaid accrued interest is convertible at the option of the holder at any time into shares of common stock of the Company at the Conversion Price and the warrant is exercisable for 300,000 shares of common stock of the Company at the Exercise Price.  The warrant is exercisable beginning six months after issuance and expires 42 months from the date of issuance.  The Company valued the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model.  The valuation assumed a 108% volatility rate of the Company’s common stock, an estimated life of 3.5 years and a risk-free interest rate of 0.73%.  The warrants were assigned a value of $712,000, which amount was recorded as a discount to the debt and a credit to additional paid in capital, resulting in an effective annual interest rate of approximately 2052%.  The debt discount is being amortized to interest expense over the six-month life of the note on a straight-line basis, which approximates the effective interest method.  The balance of unamortized discount at October 30, 2021 amounted to $650,000.  Interest expense on the note for both the 13 and 39 weeks ended October 30, 2021 was $65,000, including accretion of $62,000.

On October 21, 2021, the Company issued a $750,000, six-month, 9% unsecured convertible note and warrant to SOL Global.  The principal and unpaid accrued interest is convertible at the option of the holder at any time into shares of common stock of the Company at the Conversion Price and the warrant is exercisable for 300,000 shares of common stock of the Company at the Exercise Price.  The warrant is exercisable beginning six months after issuance and expires 42 months from the date of issuance.  The Company valued the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model.  The valuation assumed a 108% volatility rate of the Company’s common stock, an estimated life of 3.5 years and a risk-free interest rate of 0.89%.  The warrants were assigned a value of $700,000, which amount was recorded as a discount to the debt and a credit to additional paid in capital, resulting in an effective annual interest rate of approximately 1530%.  The debt discount is being amortized to interest expense over the six-month life of the note on a straight-line basis, which approximates the effective interest method.  The balance of unamortized discount at October 30, 2021 amounted to $665,000.  Interest expense on the note for both the 13 and 39 weeks ended October 30, 2021 was $36,000, including accretion of $34,000.

Interest expense for related party notes payable for the 13 and 39 weeks ended October 30, 2021 was $793,000 and $910,000, respectively, including accretion of $744,000 and $846,000, respectively.

Other Related Party Transactions:  In October 2021, the Company opened a store in Miami, Florida under the SimplyEV brand to sell scooters and other all-electric products and accessories.  The Company licensed the Simply EV brand from its owner, EV Toys LLC (“EV Toys”), and purchases the products sold in the store from EV Toys.  The store premises are leased from LIVWRK SOL Wynwood LLC (“LIVWRK”) under a 3-year lease that calls for monthly rent of $5,250 plus operating costs.  In June 2021, the Company also began selling scooters purchased from EV Toys in its Simply Mac stores and on its eCommerce site.  Purchases of products from EV Toys during the 13 and 39 weeks ended October 30, 2021 amounted to $502,000 and $612,000, respectively, and the outstanding balance of accounts payable owed by the Company to EV Toys at October 30, 2021 was $471,000.  The Company also purchases accessory products sold in its Simply Mac stores and on its eCommerce site from Smash Technologies LLC (“Smash”).  Purchases of products from Smash during the 13 and 39 weeks ended October 30, 2021 amounted to $920,000 and $1,237,000, respectively, and the outstanding balance of accounts payable owed by the Company to Smash at October 30, 2021 was $1,233,000.  EV Toys, LIVWRK and Smash are indirectly partially owned by SOL Global.  Kevin Taylor, the Company’s Board Chairman, is also a member of the Board of Directors of SOL Global.

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

During August and September 2021, the Company raised $2,000,000 in four private placements of the Company’s common stock of $500,000 each to SOL Verano Blocker 1 LLC, a wholly owned subsidiary of SOL Global.  The shares were sold at the closing market price on the funding dates and the Company sold an aggregate of 575,527 shares at an average price of $3.48 per share.

On September 15, 2021, the Company issued 63,452 shares of its common stock to a vendor in exchange for $250,000 of services provided at a price of $3.94 per share, which was the closing market price on the issuance date.

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

In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40),” to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. Amongst other provisions, the amendments in this ASU significantly changed the guidance on the issuer’s accounting for convertible instruments and the guidance on the derivative scope exception for contracts in an entity’s own equity such that fewer conversion features will require separate recognition, and fewer freestanding instruments, like warrants, will require liability treatment. ASU 2020-06 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021.  However, early adoption is permitted as early as fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  The Company adopted the new standard on January 31, 2021, which adoption did not require the Company to bifurcate the embedded beneficial conversion feature from the unsecured convertible notes it issued during the 39 weeks ended October 30, 2021.

Other Accounting Standards Updates not effective until after October 30, 2021 are not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 15. Commitments and Contingencies

Leases:

The Company leases its retail stores, distribution center and corporate and administrative office facilities under operating lease agreements which expire through June 2028. Stores range in size from small stores of only 1,000 sq.ft. to larger stores of up to 5,200 sq.ft.  Store leases typically provide for an initial lease term of three to five years, while certain leases have terms of up to seven years. Certain leases have provisions calling for percentage rent, in addition to base rent, once sales exceed a minimum threshold.  However, the Company believes that the minimum thresholds in such leases exceed the level of sales expected to be generated by the stores during the term of the lease.  Certain leases also contain renewal options, but such options are not recognized by the Company as part of its right-of-use assets or lease liabilities because the Company does not believe it is reasonably certain it will exercise such options, due to the uncertainty of future store financial performance or the ability of the property to generate sufficient customer traffic.  Operating lease expense for the 13 and 39 weeks ended October 30, 2021 was $1,249,000 and $3,647,000, respectively.  Operating lease expense for the 13 and 39 weeks ended October 31, 2020 was $1,169,000 and $3,608,000, respectively.

Supplemental lease information as of October 30, 2021 is as follows ($ in thousands):

Operating right of use assets	$10,978
Current operating lease liabilities	$2,192
Long-term operating lease liabilities	$9,758
Weighted-average remaining lease term in years	4.47
Weighted-average discount rate	12%

As of October 30, 2021, maturities of lease liabilities are as follows (in thousands):

Years Ending Fiscal January
2022 (remaining three months)	$1,043
2023	4,097
2024	3,603
2025	2,890
2026	2,342
Thereafter	1,678
Total lease payments	15,653
Less: interest	(3,703)
Total	11,950
Less: current portion	2,192
Long-term portion	$9,758

Security Agreement:

On October 2, 2020, the Company entered into a security agreement with its primary inventory supplier of Apple products that are sold in the Company’s Simply Mac retail electronics stores and on the Simply Mac eCommerce site.  Under the agreement, the Company granted the supplier a security interest in collateral comprised of substantially all of the Company’s assets including inventory, accounts receivable, fixed assets and other items.  In exchange for entering into the agreement, the supplier increased the Company’s line of credit from $3 million to $6.6 million.  At October 30, 2021 and January 30, 2021, the Company’s outstanding payable with this vendor amounted to $6,296,000 and $6,016,000, respectively.

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

NOTE 18.  Subsequent Events

On November 5, 2021, the Company issued a $500,000, six-month, 9% unsecured convertible note and warrant to SOL Global.  The principal and unpaid accrued interest is convertible at the option of the holder at any time into shares of common stock of the Company at the Conversion Price and the warrant is exercisable for 200,000 shares of common stock of the Company at the Exercise Price.  The warrant is exercisable beginning six months after issuance and expires 42 months from the date of issuance.

On November 23, 2021, the Company entered into a $6,000,000 Loan and Security Agreement (the “Agreement”) with Line Financial Corp. (“Line”).  Under the Agreement, the Company can borrow up to $6,000,000 in increments of no less than $500,000 to purchase inventory for the upcoming holiday season.  No advances can be made after January 31, 2022.  The Agreement calls for weekly payments of 75% of the sales of inventory purchased with loan proceeds.  The principal balance bears interest at the prime rate plus 6.75% per annum with the prime rate having a floor of 3.25%.  Interest is accrued daily and payable monthly.  In addition, the Company paid Line a loan fee of $120,000, which amount was added to principal upon execution of the Agreement.  The Agreement, which is secured by substantially all of the assets of the Company, matures on November 23, 2022, and contains other customary terms and conditions for agreements of its type.

Item2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview and Strategy

As of October 30, 2021, our business was comprised of 55 Simply Mac retail consumer electronics stores in 18 states across the U.S. authorized under the Apple® Premier Partner program. In our retail stores, we market and distribute a variety of mobility, computing, audio/video, and other technology products supplied primarily by Apple including laptops, tablets, cell phones, drones, smart watches, gaming consoles, accessories and audio devices.  Simply Mac also sells products online through its eCommerce site, and in October 2021 opened a store under the SimplyEV brand to sell scooters and other all-electric products.

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

Results of Operations

The first table below sets forth our condensed consolidated statements of operations for the 13 weeks ended October 30, 2021 and October 31, 2020, and the change between the periods ($ in thousands).  The second table sets forth our condensed consolidated statements of operations for the 39 weeks ended October 30, 2021 and October 31, 2020, and the change between the periods.

	13 Weeks Ended		Change
	October 30, 2021	October 31, 2020	$	%
Net sales	$19,303	$16,923	$2,380	14.1%
Cost of sales	15,197	12,078	3,119	25.8%
Gross profit	4,106	4,845	(739)	-15.3%
Selling, general and administrative expenses	7,334	6,473	861	13.3%
Operating loss	(3,228)	(1,628)	(1,600)	98.3%
Other income (expense):
Interest	(821)	(35)	(786)	2245.7%
Decrease in fair value of derivative liability	—	—	—	0.0%
Gain on extinguishment of debt	3,139	—	3,139	0.0%
Other income (expense), net	19	175	(156)	-89.1%
Income (loss) from continuing operations before provision for income taxes	(891)	(1,488)	597	-40.1%
Provision for income taxes	—	10	(10)	-100.0%
Income (loss) from continuing operations	(891)	(1,498)	607	-40.5%
Loss from discontinued operations	—	51	(51)	-100.0%
Net income (loss)	$(891)	$(1,447)	$556	-38.4%

	39 Weeks Ended		Change
	October 30, 2021	October 31, 2020	$	%
Net sales	$56,626	$48,516	$8,110	16.7%
Cost of sales	43,241	34,647	8,594	24.8%
Gross profit	13,385	13,869	(484)	-3.5%
Selling, general and administrative expenses	20,986	20,050	936	4.7%
Operating loss	(7,601)	(6,181)	(1,420)	23.0%
Other income (expense):
Interest expense	(1,001)	(995)	(6)	0.6%
Decrease in fair value of derivative liability	—	543	(543)	-100.0%
Gain (loss) on extinguishment of debt	3,139	13,642	(10,503)	-77.0%
Other income (expense), net	843	117	726	620.5%
Income (loss) from continuing operations before provision for income taxes	(4,620)	7,126	(11,746)	-164.8%
Provision for income taxes	30	27	3	11.1%
Income (loss) from continuing operations	(4,650)	7,099	(11,749)	-165.5%
Loss from discontinued operations	—	(185)	185	-100.0%
Net income (loss)	$(4,650)	$6,914	$(11,564)	-167.3%

The following table sets forth our condensed consolidated statements of operations as a percentage of net sales for the 13 and 39 weeks ended October 30, 2021 and October 31, 2020:

	13 Weeks Ended		39 Weeks Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.7%	71.4%	76.4%	71.4%
Gross profit	21.3%	28.6%	23.6%	28.6%
Selling, general and administrative expenses	38.0%	38.2%	37.1%	41.3%
Operating loss	(16.7%)	(9.6%)	(13.4%)	(12.7%)
Other income (expense):
Interest expense	(4.3%)	(0.2%)	(1.8%)	(2.1%)
Decrease in fair value of derivative liability	0.0%	0.0%	0.0%	1.1%
Gain on extinguishment of debt	16.3%	0.0%	5.5%	28.1%
Other income (expense), net	0.1%	1.0%	1.5%	0.2%
Income (loss) from continuing operations before provision for income taxes	(4.6%)	(8.8%)	(8.2%)	14.7%
Provision for income taxes	0.0%	0.1%	0.1%	0.1%
Income (loss) from continuing operations	(4.6%)	(8.9%)	(8.2%)	14.6%
Loss from discontinued operations	0.0%	0.3%	0.0%	(0.4%)
Net income (loss)	(4.6%)	(8.6%)	(8.2%)	14.3%

13 weeks ended October 30, 2021 compared to the 13 weeks ended October 31, 2020

Net Sales

For the 13 weeks ended October 30, 2021, our net sales amounted to $19,303,000, an increase of $2,380,000, or 14.1%, from $16,923,000 in the 13 weeks ended October 31, 2020.  Approximately $1,945,000 of the sales increase came from higher eCommerce sales, which had been constrained during the prior year’s quarter by lack of product availability arising from supply chain issues.  The remainder of the increase was attributable to a number of factors.  As a result of our store expansion strategy, we had 12 more Simply Mac retail stores open by the end of the current year’s quarter compared to the prior year.  However, sales in the current quarter of certified pre-owned products were constrained by lack of supply in the market compared to the prior year’s quarter.  In addition, service revenues declined due to anomalies in the Apple online service appointment system which failed to direct consumers to our stores.  We believe the COVID-19 pandemic affected both quarters.

Gross Profit and Gross Margin

For the 13 weeks ended October 30, 2021, our gross profit amounted to $4,106,000, down $739,000, or 15.3% compared to $4,845,000 in the 13 weeks ended October 31, 2020.  Our gross profit margin for the 13 weeks ended October 30, 2021, fell to 21.3% compared to 28.6% in the 13 weeks ended October 31, 2020. The reduced gross margin percentage resulted primarily from the following: (1) a higher mix of eCommerce sales because gross margins on eCommerce sales are significantly lower than margins on in-store sales, (2) a lower mix of service and certified pre-owned sales, which typically have higher margins than sales of Apple Hero products, and (3) reduced sales pricing required to match the discounting being offered by competitors.

Operating Expenses

For the 13 weeks ended October 30, 2021, total operating expenses amounted to $7,334,000, an increase of $861,000, or 13.3%, from $6,473,000 in the 13 weeks ended October 31, 2020.  Store operating expenses for the current quarter rose $876,000 over the prior year quarter, due primarily to higher payroll costs for increased staffing and to staff and outfit new stores.

Other Income (Expense)

Interest expense for the 13 weeks ended October 30, 2021 amounted to $821,000, a significant increase of $786,000 compared to $35,000 in the 13 weeks ended October 31, 2020.  The increase is attributable to stated interest and discount accretion on the $4 million of convertible notes entered into during the current fiscal year.  We also recorded a gain of $3,139,000 related to the forgiveness by the SBA on August 17, 2021 of principal and interest on our COVID-19 PPP loan dated April 16, 2020.  Other income of $175,000 in the prior year quarter represents a discounted settlement with an inventory vendor of an outstanding payable balance generated in the prior year.

Provision for Income Taxes

The provision for income taxes for the 13 weeks ended October 30, 2021 and October 31, 2020 are nominal and represent minimum taxes assessed in states where the Simply Mac stores are located.

39 weeks ended October 30, 2021 compared to the 39 weeks ended October 31, 2020

Net Sales

For the 39 weeks ended October 30, 2021, our net sales amounted to $56,626,000, an increase of $8,110,000, or 16.7%, from $48,516,000 in the 39 weeks ended October 31, 2020.  The principal reason for the increase was that sales in the first quarter of the prior year’s period were depressed as a result of the COVID-19 pandemic and recovered in the first quarter of the current year.  In addition, eCommerce sales during the current year period grew 75% over the prior year and new stores opened during the current year contributed to the sales growth.

Gross Profit and Gross Margin

For the 39 weeks ended October 30, 2021, our gross profit amounted to $13,385,000, a decrease of $484,000, or 3.5%, from $13,869,000 in the 39 weeks ended October 31, 2020.  Our gross profit margin for the 39 weeks ended October 30, 2021 was 23.6%, compared to 28.6% in the 39 weeks ended October 31, 2020.  The reduced gross margin percentage resulted primarily from: (1) a higher mix of eCommerce sales because gross margins on eCommerce sales are significantly lower than margins on in-store sales, (2) a lower mix of service and certified pre-owned sales, which typically have higher margins than sales of Apple Hero products, (3) reduced sales pricing required to match the competition, and (4) a loss sustained on the bulk sale of discontinued and end-of-life inventory.

Operating Expenses

For the 39 weeks ended October 30, 2021, total operating expenses amounted to $20,986,000, an increase of $936,000, or 4.7%, from $20,050,000 in the 39 weeks ended October 31, 2020.  An increase in store operating expenses due primarily to higher payroll costs for increased staffing and to staff and outfit new stores, was partially offset by a reduction in corporate expenses, primarily reductions in stock-based compensation and legal fees.

Other Income (Expense)

Interest expense for the 39 weeks ended October 30, 2021 amounted to $1,001,000, an increase of only $6,000 compared to $995,000 in the 39 weeks ended October 31, 2020.  In the 39 weeks ended October 30, 2021, we recorded a gain of $3,139,000 related to the forgiveness by the SBA on August 17, 2021 of principal and interest on our COVID-19 PPP loan dated April 16, 2020.  Other income of $843,000 during that period was comprised primarily of insurance recoveries.  In the 39 weeks ended October 31, 2020, we recorded a $543,000 gain from the decrease in value of financial derivatives that arose in connection with the issuance of convertible debt and warrants, as well as a $13,642,000 gain on extinguishment of debt that resulted from the debt restructuring.  Other income of $117,000 during that period consisting primarily of a $175,000 gain from a discounted settlement with an inventory vendor of an outstanding payable balance generated in the prior year, partially offset by a $51,000 impairment of right-of-use leased assets.

Provision for Income Taxes

The provision for income taxes of $30,000 recorded for the 39 weeks ended October 30, 2021, as well as the $27,000 provision for the 39 weeks ended October 31, 2020, represent minimum taxes assessed in states where the Simply Mac stores are located.

Liquidity and Capital Resources

Although we had hoped that the effects of the COVID-19 pandemic would be behind us, customer traffic in our stores during the 39 weeks ended October 30, 2021 was still significantly below pre-pandemic levels, supply chain constraints have inhibited product availability and we continue to sustain operating losses.  We have received funding from PPP loans and sales of convertible notes and common stock, but we do not currently have a bank line of credit, and are reliant on our primary distribution partners to provide us with open credit lines.  We expect that we will need to raise additional capital in the near future through the issuance of debt and/or equity securities.  Our ability to execute our strategy depends upon our future operating performance and on the availability of vendor credit, equity and debt financing, all of which may be affected by prevailing economic conditions in our industry and financial, business and other factors, some of which are beyond our control. We cannot predict whether additional liquidity will be available on acceptable terms, or at all, in the foreseeable future.

Operating Activities

Net cash used by continuing operating activities during the 39 weeks ended October 30, 2021 amounted to $4,899,000 compared to $1,929,000 for the 39 weeks ended October 31, 2020.  The $2,970,000 increase in cash used was due to a $1,305,000 increase in operating losses and a $1,665,000 increase in working capital needed during the current period, primarily inventory for new stores and seasonal needs.

Investing Activities

During the 39 weeks ended October 30, 2021, net purchases of property and equipment amounted to $2,378,000, that related primarily to tenant improvements, fixtures and equipment needed to outfit newly opened stores during the period.  Purchases of fixed assets during the 39 weeks ended October 31, 2020 amounted to $514,000.

Financing Activities

During the 39 weeks ended October 30, 2021, net cash provided by financing activities amounted to $7,477,000.  We received proceeds of $2,000,000 from a second round COVID-19 PPP loan, $3,500,000 from issuance of a convertible notes and warrants, $2,000,000 from the sale of common stock, $123,000 from warrant exercises and $253,000 from disgorgements of short-swing profits from a shareholder.  We used $400,000 in cash to pay down a promissory note payable to a related party.  During the 39 weeks ended October 31, 2020, net cash provided by financing activities amounted to $2,773,000.  We received proceeds of $3,098,000 from our first round COVID-19 PPP loan and used $325,000 in cash to pay down promissory notes.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our 39-week period ended October 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For the fiscal years ended January 30, 2021 and December 31, 2019, we reported operating losses of $8.8 million and $13.2 million, respectively. As of October 30, 2021, our balance of cash and restricted cash was $3.0 million, but we had negative net working capital of $5.9 million.  In addition, at October 30, 2021, our total liabilities exceeded our total assets and we had an accumulated stockholders’ deficit of $1.9 million.  While we restructured most of our debt in March 2020, reported $4.3 million in net income in fiscal 2021, and have plans designed to attain and maintain profitability, if we do not succeed, our business might continue to experience losses and may not be sustainable in the future.  Consequently, as discussed in Note 2 to our consolidated financial statements, we have substantial doubt that we could remain independent and continue as a going concern if we are not able to raise additional capital and achieve positive cash flows from operations.

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

Starting in May 2020, we gradually began reopening stores, and by December 2020 all of our stores were open.  Store hours were also gradually increased, but remain stunted compared to pre-COVID-19 operations.  Customer traffic in our stores also remains depressed compared to 2019 levels.  The COVID-19 outbreak and resulting store closures and limited operations had a material adverse impact on our business, liquidity, financial condition, and results of operations, and continue to negatively affect us through reduced customer traffic and supply chain constraints.

On April 16, 2020, we secured a $3.1 million, 2-year loan from a regional bank pursuant to the SBA PPP under the CARES Act.  On October 19, 2020, we filed our application for forgiveness of this loan and certified that 100% of the loaned funds were used to pay for qualified payroll and related costs.  The forgiveness application was approved by the lender and the SBA, and the loan was extinguished on August 17, 2021.  On March 10, 2021, we secured an additional $2 million dollar loan pursuant to the PPP Second Draw Program, and on October 28, 2021, we filed our application for 100% forgiveness of this loan.  We cannot foresee whether the outbreak of COVID‑19 will be effectively contained, nor can we predict the severity and duration of its impact on customer traffic and our supply chain. As such, the ultimate impact of the pandemic to our businesses remains highly uncertain and we continue to monitor its financial impact.

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

The price of our common stock, as well as the stock market in general, has been highly volatile. The market price of our common stock during the period from January 31, 2020 through December 10, 2021 has fluctuated between $0.25 and $5.25.  We expect that our stock price is likely to remain volatile. Investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial (potentially total) loss on their investment. In addition, an active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares.

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Amended and Restated Bylaws as of July 25, 2017 (2)
3.3	Amendment to Articles of Incorporation dated as of October 10, 2017 (3)
3.4	Amendment to Articles of Incorporation dated as of March 9, 2018 (4)
3.5	Amendment to Articles of Incorporation dated as of June 7, 2018 (5)
3.6	Amendment to Articles of Incorporation dated as of October 14, 2020 (6)
4.1	Unsecured Convertible Note dated July 6, 2021 between Simply, Inc. and SOL Global Investments Corp. (7)
4.2	Common Stock Purchase Warrant dated July 6, 2021 between Simply, Inc. and SOL Global Investments Corp. (7)
4.3	Unsecured Convertible Note dated August 5, 2021 between Simply, Inc. and SOL Global Investments Corp. (8)
4.4	Common Stock Purchase Warrant dated August 5, 2021 between Simply, Inc. and SOL Global Investments Corp. (8)
4.5	Unsecured Convertible Note dated October 14, 2021 between Simply, Inc. and SOL Global Investments Corp. (9)
4.6	Common Stock Purchase Warrant dated October 14, 2021 between Simply, Inc. and SOL Global Investments Corp. (9)
4.7	Unsecured Convertible Note dated October 21, 2021 between Simply, Inc. and SOL Global Investments Corp. (10)
4.8	Common Stock Purchase Warrant dated October 21, 2021 between Simply, Inc. and SOL Global Investments Corp. (10)
10.1	Amended and Restated Promissory Note and Reimbursement and Indemnification Agreement between Cool Holdings, Inc. and GameStop Corp. dated March 11, 2020 (11)
10.2	U.S. Small Business Administration Promissory Note pursuant to the Paycheck Protection Program between City National Bank of Florida and Cool Holdings, Inc. dated April 16, 2020 (12)
10.3	Security Agreement between Simply, Inc. and Ingram Micro Inc. effective October 21, 2020 (13)
10.4	U.S. Small Business Administration Promissory Note pursuant to the Paycheck Protection Program between City National Bank of Florida and Cool Holdings, Inc. dated March 10, 2021 (14)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer. (+)
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer. (+)
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer. (+)
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

______________

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed on January 30, 2004.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on December 13, 2019.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 11, 2017.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 12, 2018.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 14, 2018.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 15, 2020.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 9, 2021.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 11, 2021.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 20, 2021.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 22, 2021.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 17, 2020.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 22, 2020.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 27, 2020.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 17, 2021.
(*)	Indicates a management contract or compensatory plan or arrangement.
(+)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Simply, Inc.

Date: December 14, 2021	By:	/s/ Reinier Voigt
Reinier Voigt
Chief Executive Officer

Date: December 14, 2021	By:	/s/ Vernon A. LoForti
Vernon A. LoForti
Chief Financial Officer