Form 10-K
period 2022-01-29
Simply, Inc.
filed 2022-04-22
CIK 1274032

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 001-32217

Simply, Inc.

(Exact name of registrant as specified in its charter)

Maryland	33-0599368
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

10801 NW 97th Street, Suite 09

Miami, FL 33178

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price of $2.44 of the shares of common stock on the OTCQX® Best Market on July 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $11,274,449.

As of April 22, 2022, there were 15,500,207 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Auditor Firm Id:  137     Auditor Name:  Kaufman, Rossin & Co., a Professional Association      Auditor Location: Miami, FL USA

Simply, Inc.

Form 10-K for the Fiscal Year Ended January 29, 2022

i

Forward-Looking Statements

Certain statements in this annual report on Form 10-K constitute “forward-looking statements.” These forward-looking statements involve known or unknown risks, uncertainties and other factors that may or may not be outside our control and that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Specifically, the actions of competitors, suppliers, customers and the OTCQX® Best Market (the “OTCQX”) are generally outside of our control. Our ability to execute our business plans and to increase revenues and operating income are each dependent upon our ability to continue to expand our current businesses and to enter new business areas, as well as upon general economic conditions and other factors, including some of the factors identified as “Risk Factors” in this annual report and from time to time in our other SEC filings. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues,” or the negative of these terms, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements or continued market listing. We do not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, unless required by law.

In this annual report on Form 10-K, “Simply,” “the Company,” “we,” “us” and “our” refer to Simply, Inc. and our wholly owned subsidiaries on a consolidated basis, unless the context otherwise provides.

ii

PART I

Item 1.	Business

Company Overview and Developments

Simply, Inc.’s business is currently centered on its wholly owned subsidiary, Simply Mac, Inc. (“Simply Mac”), and its relationship with Apple® as an Apple Premier Partner authorized to operate retail consumer electronics stores that sell the entire line of Apple products and provide service by Apple-certified technicians.  As of January 29, 2022, Simply Mac had 53 retail stores across 17 states in the United States.

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

Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal year 2022 consisted of the 52 weeks ended on January 29, 2022. Fiscal year 2021 consisted of the 52 weeks ended on January 30, 2021.

We also formerly operated other businesses, which have since been sold or discontinued.  We had a wholly owned subsidiary that operated 7 retail consumer electronics stores as Apple Premier Partners under the OneClick name in the Dominican Republic that was sold on April 6, 2020.  It has been classified as a discontinued operation in our consolidated financial statements.  Cooltech Distribution, a subsidiary that formerly distributed various consumer electronics to resellers, retailers and small and medium-sized businesses, was wound down by August 1, 2020.

During March 2020, we restructured substantially all of our then remaining outstanding debt.  At February 1, 2020, the principal amount of our outstanding debt amounted to $16.4 million.  After the March restructuring, our outstanding debt was reduced by $14.6 million through a combination of debt forgiveness and conversion into common stock, leaving $1.8 million outstanding with extended maturity dates.

On April 16, 2020, we received a $3.1 million loan pursuant to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) under Title I of the Coronavirus Aid, Relief, and Economic Security Act passed by Congress and signed into law on March 27, 2020 (“CARES Act”).  On October 19, 2020, we filed a forgiveness application in which we certified that 100% of the funds were spent on qualified payroll and related costs and requested that the entire principal balance be forgiven.  The application was approved by the lender and the SBA, and the loan and accrued interest were extinguished on August 17, 2021.

Effective October 14, 2020, we executed a one-for-ten reverse split of our issued and outstanding common stock.  All share and per share numbers in this annual report have been retroactively restated to account for the reverse split.

On March 10, 2021, the Company secured a second-draw, $2,000,000, 1.0%, 5-year loan from the Lender pursuant to the PPP.  No payments are due on this loan until the earlier of: (a) the date on which the amount of loan forgiveness determined under the CARES Act is remitted to the Lender by the SBA, (b) the date that the SBA advises Lender that all or part of the loan has not been forgiven, provided that the Company has applied for forgiveness within 10 months of the end of the forgiveness period of the loan or (c) if the Borrower fails to apply for forgiveness by the end of the forgiveness period, a date that is not earlier than the date that is 10 months after the last day of the forgiveness period.  In accordance with the applicable provisions of the CARES Act, on October 28, 2021, the Company filed its forgiveness application with the Lender.  The Company certified in the application that 100% of the loaned funds were utilized during the 22-week covered period commencing March 10, 2021 to pay for qualified payroll and payroll-related costs, and as such, requested that the entire principal balance be forgiven.  The application is subject to review by both the Lender and the SBA, after which the Company will be notified as to whether the application is approved.  If the application is denied or partially approved, the Company will be required to make equal monthly payments to fully amortize any remaining balance by March 10, 2026.

Between July and November 2021, the Company issued five individual six-month, 9%, unsecured convertible notes for an aggregate principal amount of $4,000,000 and warrants exercisable into an aggregate of 1,600,000 shares of common stock of the Company to SOL Global Investments Corp. (“SOL Global”).  SOL Global is an affiliate of the Company and owns more than 10% of its outstanding common stock.  The principal and unpaid accrued interest on the notes are convertible at the option of the holder at any time into shares of common stock of the Company at $2.50 per share and the warrants are exercisable beginning six months after the date of issuance and expire 42 months from the date of issuance at an exercise price of $2.75 per share.  Upon maturity of the first note on January 6, 2022, SOL Global converted the entire $1,000,000 principal amount of the note and accrued interest into 418,000 shares of common stock of the Company.  Subsequent to January 29, 2022, the remaining notes were each extended without interest for one year.

During August and September 2021, the Company raised an aggregate of $2,000,000 in four private placements of the Company’s common stock of $500,000 each to SOL Verano Blocker 1 LLC, a wholly owned subsidiary of SOL Global.  The shares of the Company’s common stock were sold at the closing market price on the funding dates, and the Company sold an aggregate of 575,527 shares of its common stock at an average price of $3.48 per share in the private placements.

Reportable Segments and Geographic Areas

We currently operate our business in a single segment in the United States through our Simply Mac retail stores.  We previously operated a second segment through our Cooltech Distribution business, but this unit was wound down by August 1, 2020, and its results of operations were immaterial.

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

Competition

The consumer electronics and accessory industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants such as Best Buy, Costco, Wal-Mart and Target, and regional chains; specialty computer product and consumer electronics stores; and online retailers such as Amazon.  We also compete with Apple-owned stores and Apple’s online store.

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

Employees

As of January 29, 2022, we had 352 full-time salaried employees. None of our employees are represented by a labor union or are members of a collective bargaining unit.

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

The following risks and uncertainties, as well as other factors described elsewhere in this annual report or in other SEC filings by the Company, could adversely affect our business, financial condition and results of operations.

Risks Relating to Our Business

We sustained significant operating losses in the last two years. If we are unable to achieve sustained profitability, our business may not be financially viable.

For the fiscal years ended January 29, 2022 and January 30, 2021, we reported operating losses of $12.5 million and $8.8 million, respectively. As of January 29, 2022, our balance of cash and restricted cash was $3.1 million, but we had negative net working capital of $8.2 million. In addition, at January 29, 2022, our total liabilities exceeded our total assets and we had an accumulated stockholders’ deficit of $6.0 million.  While we have plans designed to attain and maintain profitability, if we do not succeed, our business might continue to experience losses and may not be sustainable in the future.  Consequently, as discussed in Note 3 to our consolidated financial statements, we have substantial doubt that we could remain independent and continue as a going concern if we are not able to raise additional capital and/or refinance or restructure our existing debt and achieve positive cash flows from operations.

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

Starting in May 2020, we gradually began reopening stores, and by December 2020 all of our stores were open.  Store hours were also gradually increased, but remain stunted compared to pre-COVID-19 operations.  During 2021, customer traffic in our stores remained depressed compared to 2019 levels, and Apple supply chain shortages have continued into 2022 on certain Apple products.  The arrival of the Omicron variant in the United States in early December 2021 again impacted our operations as we had sporadic store closures resulting from staff members who became infected and were required to quarantine.  In summary, the COVID-19 outbreak has had a material adverse impact on our business, liquidity, financial condition, and results of operations, and continues to negatively affect us.  We cannot foresee whether the outbreak of COVID‑19 will be effectively contained, nor can we predict the severity and duration of its impact. As such, the ultimate impact of the pandemic to our businesses remains highly uncertain and we continue to monitor its financial impact.

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

During the course of business, we receive, process, transmit and store confidential customer, employee, vendor and Company information through our information technology systems and those of our third-party payment processors. The protection of this information is critical, and the regulatory environment surrounding information security and privacy is demanding, with the frequent imposition of new and changing requirements. Although we have implemented systems and procedures (including credit card encryption between terminals and payment processors, Advance Malware Protection built into firewalls, POS stations on separate VLANS, and encrypted cloud-hosted storage) that are designed to protect customer, employee, vendor and Company information, prevent data loss and other security breaches, and otherwise identify, assess, and analyze cybersecurity risks, these measures may not be effective.  Cyber-security risks such as malicious software and attempts to gain unauthorized access to data are rapidly evolving and becoming increasingly more sophisticated. Techniques or software used to gain unauthorized access, and/or disable, degrade or harm our systems may be difficult to detect for prolonged periods of time, and we may be unable to anticipate these techniques or put in place protective or preventive measures. These attempts to gain unauthorized access could lead to disruptions in our systems, unauthorized release of confidential or otherwise protected information or corruption of data. If individuals are successful in infiltrating, breaking into, disrupting, damaging or otherwise stealing from the computer systems of the Company or its third-party providers, we may have to make a significant investment to fix or replace them, and may suffer interruptions in our operations in the interim, including interruptions in our ability to accept payment from customers.  While, to the best of our knowledge, we have not experienced any material misappropriation, loss or other unauthorized disclosure of confidential or personally identifiable information as a result of a security breach or cyber-attack that could materially increase financial risk to the Company or our customers, such a security breach or cyber-attack could adversely affect our business and operations, including by damaging our reputation and our relationships with our customers, employees, suppliers and investors, exposing us to litigation, fines and penalties.

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

The price of our common stock, as well as the stock market in general, has been highly volatile. The market price of our common stock during our fiscal year ended January 29, 2022 fluctuated between $5.25 and $1.00.  We expect that our stock price is likely to remain volatile. Investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects, resulting in a substantial (potentially total) loss on their investment. In addition, an active trading market for our common stock may not be sustained, which could affect the ability of our stockholders to sell their shares and could depress the market price of their shares.

If we fail to meet the eligibility requirements of OTCQX, we could be removed from the OTCQX which would limit the ability of broker-dealers to sell our securities in the secondary market.

The companies whose securities are quoted on the OTCQX must maintain certain eligibility criteria, including having a minimum bid price for of $0.25 per share and a market capitalization of at least $10 million to continue to be quoted on the OTCQX.  There is no guarantee that we will continue to meet OTCQX criteria to continue to have our common stock quoted thereon. As a result, failure to be quoted on the OTCQX would cause the Company’s common stock to be quoted on the OTCQB Venture Market (the “OTCQB”) or the Pink Open Market, which may severely adversely affect the market liquidity for our shares by limiting the ability of broker-dealers to sell such shares, and the ability of stockholders to sell their shares in the secondary market. In addition, if we are no longer quoted on the OTCQX, there can be no assurance that will meet the eligibility criteria and requalify for quotation on the OTCQX.

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

All our retail stores and other facilities are leased.  Our stores range in size from small stores of only 1,000 sq.ft. to larger stores of up to 5,200 sq.ft.  Store leases typically provide for an initial lease term of three to five years, while two of our Florida stores have original lease terms of ten years.  We believe that, as current leases expire, we will be able to obtain either renewals at present locations or new leases for equivalent spaces in the same area.  The terms of our 53 leased stores in the United States that were open as of January 29, 2022 expire in our fiscal years ending on the Saturday closest to January 31 as follows:

	FY2023	FY2024	FY2025	FY2026	FY2027 and later	TOTAL
Alabama	—	—	1	—	1	2
Arkansas	—	—	—	1	—	1
Florida	—	1	1	1	5	8
Georgia	2	—	1	4	2	9
Idaho	—	—	—	—	1	1
Indiana	—	—	1	—	—	1
Kansas	—	—	—	—	2	2
Kentucky	—	1	—	—	—	1
Missouri	—	—	—	2	—	2
Montana	1	—	—	—	1	2
North Carolina	—	—	—	1	2	3
Oregon	1	—	—	1	2	4
South Carolina	—	—	—	—	3	3
Tennessee	1	1	1	—	—	3
Texas	—	—	—	2	3	5
Utah	2	2	—	1	—	5
Virginia	—	1	—	—	—	1
Total	7	6	5	13	22	53

The corporate office of Simply Mac is located in Salt Lake City, Utah  pursuant to an operating lease.  The term of the lease is from April 2020 to August 2025.  The approximate monthly rent for this office amounts to $15,280.  We believe that these facilities are adequate for our current requirements and that suitable alternative or additional space will be available as needed to accommodate future expansion of our operations.

Item 3.	Legal Proceedings.

The Company may become involved in certain legal proceedings and claims which arise in the normal course of business.  As of the filing date of this annual report, the Company did not have any significant litigation outstanding.

Item 4.	Mine Safety Disclosures.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock was traded on The NASDAQ Capital Market under the symbol “AWSM” until November 8, 2019.  Thereafter, our Common Stock was quoted on the OTCQB under the same symbol until October 14, 2020, at which time our symbol was changed to “SIMP.”  Effective October 14, 2020, we effected a one-for-ten reverse split of our common stock.  Beginning February 8, 2021, our Common Stock was upgraded and commenced quotation on the OTCQX  under the same “SIMP” symbol.   The following table sets forth, for the periods indicated, the high and low trading prices of our common stock as reported by the respective markets and as adjusted for the reverse split noted above:

Fiscal 2022	High	Low
First Quarter	$5.25	$1.99
Second Quarter	$3.98	$2.22
Third Quarter	$4.50	$1.00
Fourth Quarter	$2.90	$2.09

Fiscal 2021	High	Low
First Quarter	$0.99	$0.25
Second Quarter	$1.95	$0.42
Third Quarter	$1.99	$0.51
Fourth Quarter	$4.75	$0.98

The over-the-counter quotations on the OTCQB and OTCQX Markets reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.  As of April 19, 2022, the closing price of our common stock on OTCQX was $2.18, and there were approximately 81 active stockholders of record.

We have not paid any cash dividends and do not expect to pay any cash dividends in the foreseeable future.

The information regarding equity compensation plans is incorporated by reference into Item 12 of this Form 10-K.

Unregistered Issuances.

None for applicable period.

Issuer Repurchases of Equity Securities.

None for applicable period.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview and Recent Developments

Our business is centered on our relationship with Apple® as an Apple Premier Partner authorized to operate retail consumer electronics stores that sell the entire line of Apple products and provide service by Apple-certified technicians.  As of January 29, 2022, we had 52 Simply Mac stores and 1 Simply EV store in operation across 17 states in the United States.  We previously operated another chain of 6 retail stores under the OneClick brand in the Dominican Republic, as well as a distribution company called Cooltech Distribution, an authorized distributor to the OneClick stores and other resellers of Apple products and other high-profile consumer electronic brands.  We sold the Dominican Republic entity to an employee of the Company in a transaction that closed on April 6, 2020.  As a consequence of the sale, it has been classified as a discontinued operation in our consolidated statement of operations for all periods presented.  We phased out our Cooltech Distribution entity in August 2020.

In March 2020, we restructured $14.1 million of our debt through a combination of debt forgiveness and conversions into common stock.  On March 11, 2020, the Company and GameStop entered into an agreement to amend and restate the 12% secured promissory note issued in September 2019 by the Company to GameStop in connection with the acquisition of Simply Mac.  The amended promissory note reduced the principal balance of the note from $7,858,000 to $1,250,000, bears interest at a rate of 6% per annum and has an extended maturity date of February 17, 2024.  Additionally, the amended note releases all prior security and collateral under the original note and is unsecured.  The parties also entered into a Termination Agreement, whereby the Company agreed to pay GameStop an aggregate amount of $335,152, payable in twelve equal monthly installments of $27,929 with the first installment due on April 30, 2020, in satisfaction of certain post-closing amounts owed to GameStop under the Stock Purchase Agreement and certain agreements related thereto, less amounts owed to the Company from GameStop under the Stock Purchase Agreement relating to the post-closing working capital adjustment thereunder.  The Company also agreed to pay GameStop a onetime cash payment of $250,000 and release to GameStop $345,000 of funds held in escrow in connection with the Simply Mac acquisition.

Then, on March 31, 2020, we entered into conversion agreements with certain debt holders to convert the outstanding aggregate principal amount of the convertible notes held by such holders, including interest accrued thereon, into shares of our common stock of at a conversion price of $1.70 per share of common stock.  These agreements also resulted in the cancellation of warrants, issued by the Company, to purchase 21,000 shares of common stock of the Company at a price of $42.50 per share, as well as cancellation of warrants to purchase an indeterminate number of shares of common stock of the Company which were exercisable by dividing the principal amount of the convertible notes by a price that is 30% below the twenty-day volume weighted average price of our shares of common stock immediately prior to the date we were to obtain shareholder and regulatory approval to permit the conversion of the convertible notes.  The note holders entering into agreements to convert notes issued by us consisted of holders of: (i) a principal amount of $91,666 pursuant to a 0% senior convertible note issued on January 19, 2018; (ii) a principal amount of $1,700,000 pursuant to 12.0% unsecured convertible notes issued on October 24, 2018; (iii) a principal amount of $400,000 pursuant to a convertible note issued on November 29, 2018; (iv) a principal amount of $1,500,000 pursuant to convertible notes issued on May 16, 2019; (v) a principal amount of $175,000 pursuant to convertible notes issued on July 9, 2019; (vi) a principal amount of $175,000 pursuant to convertible notes issued on August 8, 2019; (vii) a principal amount of $3,450,500 pursuant to convertible notes issued on September, 11, 13, 20, 23 and 24, 2019. Altogether, such conversion agreements resulted in the conversion of an aggregate $8,183,180 of indebtedness, including $691,014 of accrued interest, into 4,813,635 shares of common stock of the Company, and the cancellation of an indeterminate amount of warrants to purchase shares of common stock of the Company.

Also on March 31, 2020, the Company entered into a settlement agreement and release of claims settling claims relating to (i) outstanding transaction fees related to a previous debenture financing, (ii) settlement of a disputed claim for royalties relating to a previous debenture financing, and (iii) settlement of offsetting charges related to a promotion and supply agreement.  Pursuant to this settlement agreement, the Company issued an aggregate of 1,068,368 shares of common stock in full settlement of such claims.

On April 16, 2020, we received a $3.1 million loan pursuant to the PPP under the CARES Act.  On October 19, 2020, we filed a forgiveness application in which we certified that 100% of the funds were spent on qualified payroll and related costs and requested that the entire principal balance be forgiven.  The application was approved by the lender and the SBA, and the loan and accrued interest were extinguished on August 17, 2021.

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

Between July and November 2021, the Company issued five individual six-month, 9%, unsecured convertible notes aggregating $4,000,000 in principal and warrants exercisable into an aggregate of 1,600,000 shares of common stock of the Company to SOL Global.  SOL Global is an affiliate of the Company and owns greater than 10% of its outstanding common stock.  The principal and unpaid accrued interest on the notes are convertible at the option of the holder at any time into shares of common stock of the Company at $2.50 per share and the warrants are exercisable beginning six months after the date of issuance and expire 42 months from the date of issuance at an exercise price of $2.75 per share.  Upon maturity of the first note on January 6, 2022, SOL Global converted the entire $1,000,000 principal amount of the note and accrued interest into 418,000 shares of common stock of the Company.

During August and September 2021, the Company raised $2,000,000 in four private placements of the shares of the Company’s common stock of $500,000 each to SOL Verano Blocker 1 LLC, a wholly owned subsidiary of SOL Global.  The shares were sold at the closing market price on the funding dates and the Company sold an aggregate of 575,527 shares of the Company’s common stock at an average price of $3.48 per share in the private placements.

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

Goodwill and Intangible Assets

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

Impairment of Long-lived Assets

Long-lived assets, including intangible assets, right-of-use assets and property and equipment are reviewed for impairment when circumstances indicate that the carrying amount of these assets may be impaired. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized to the extent the carrying amount of the asset exceeds its fair value. No impairment was recorded during Fiscal 2022 or Fiscal 2021.

Results of Operations:

The following table sets forth our consolidated statement of operations for the fiscal years ended January 29, 2022 and January 30, 2021, and the change between the two years ($ in thousands):

			Change
	FYE 1/29/22	FYE 1/30/21	$	%
Net sales	$79,111	$68,024	$11,087	16.3%
Cost of sales	61,588	49,672	11,916	24.0%
Gross profit	17,523	18,352	(829)	-4.5%
Selling, general and administrative expenses	30,014	27,197	2,817	10.4%
Operating loss	(12,491)	(8,845)	(3,646)	-14.9%
Other income (expense):
Interest expense	(2,709)	(1,048)	(1,661)	158.5%
Gain (loss) on early extinguishment of debt	3,139	13,642	(10,503)	-77.0%
Decrease in fair value of financial derivative liability	—	543	(543)	-100.0%
Other income (expense), net	968	160	808	505.0%
Income (loss) from continuing operations before provision for income taxes	(11,093)	4,452	(15,545)	-349.2%
Provision for income taxes	28	51	(23)	-45.1%
Income (loss) from continuing operations	(11,121)	4,401	(15,522)	-352.7%
Loss from discontinued operations	—	(124)	124	-100.0%
Net income (loss)	$(11,121)	$4,277	$(15,398)	-360.0%

Fiscal Year Ended January 29, 2022 Compared With Year Ended January 30, 2021

Net Sales

For the fiscal year ended January 30, 2022 (“Fiscal 2022”), our total net sales of $79.1 million represented an increase of $11.1 million, or 16%, compared to net sales of $68.0 million in the fiscal year ended January 30, 2021 (“Fiscal 2021”).  The increase in sales between the periods is primarily the result of our expansion program by which we grew our store count from 43 stores at the end of Fiscal 2021 to 53 stores at the end of Fiscal 2022.  Although sales in both years were affected by the COVID‑19 pandemic, Fiscal 2021 was more adversely affected than Fiscal 2022.

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

During Fiscal 2022, first the outbreak of the Delta variant of COVID-19 and then the Omicron variant continued to negatively impact our sales.  As certain geographic areas experienced hyperlocal outbreaks resulting in infections of customers and store employees, we were periodically forced to close stores for short periods of time.  We were particularly impacted by the Omicron variant during the important holiday selling season from late November through early January.  Further exacerbating the situation, after Apple’s announcement in mid-October 2021 of the new MacBook Pro and other products, we experienced severe shortages of new Apple products which dampened our holiday sales.

Cost of Sales, Gross Profit and Gross Margin

Our cost of sales in Fiscal 2022 was $61.6 million, 77.9% of net sales, our gross profit was $17.5 million and our gross margin was 22.1%.   For Fiscal 2021, cost of sales was $49.7 million, 73.0% of net sales, gross profit was $18.4 million and our gross margin was 27.0%.  The significant decline in our gross margin resulted primarily from a combination of competitive pressures that forced us to reduce sales prices during the holiday selling season, as well as a reduced mix of service business.  Service is our most profitable business category, and service fell from 22.6% of total revenues in Fiscal 2021 to 19.0% in Fiscal 2022.  In addition, our eCommerce business is our lowest gross margin category, and eCommerce sales rose from 16.1% of total revenues in Fiscal 2021 to 18.8% in Fiscal 2022

Operating Expenses

For Fiscal 2022, operating expenses of $30.0 million increased by $2.8 million, or 10.4%, from $27.2 million in Fiscal 2021.  The increase resulted primarily from the store expansion, with the largest increase in store payroll to staff the new stores.  Despite the increase of 10 stores during Fiscal 2022, rent expense declined 2.5% from Fiscal 2021.  The COVID-19 pandemic created a renter’s market and we were able to open new stores, and replace stores with expiring leases, at significantly lower rental rates compared to pre-pandemic rates.  Other store expenses grew as a result of the expansion, including systems, travel, marketing and depreciation.  Total store expenses increased $3.9 million, or 18.1%, from $21.4 million in Fiscal 2021 to $25.3 million in Fiscal 2022.  These increases were partially offset by a $1.1 million, or 18.2%, decline in corporate level expenses, primarily reduced legal fees.

Other Income (Expense)

For Fiscal 2022, interest expense amounted to $2.7 million, an increase of $1.7 million, or 158%, compared to $1.0 million in Fiscal 2021.  The increase resulted from interest on $4.0 million of convertible notes and warrants that were issued during Fiscal 2022, as well as interest on $7.4 million of additional borrowing during the holiday fourth fiscal quarter.   We also recorded a $3.1 million gain on extinguishment of the first PPP loan we received when the loan was forgiven by the SBA, and $968,000 of other income, comprised primarily of insurance recoveries.

In Fiscal 2021, we recorded a $13.6 million gain on extinguishment of debt that resulted from the debt restructuring in March 2020, a $543,000 gain from the decrease in value of financial derivatives that arose in connection with the 2019 issuance of convertible debt and warrants, and $160,000 in other income comprised of $215,000 in gains from settlements with vendors of outstanding payable balances generated in the prior year, partially offset by $55,000 in impairments of right-of-use leased assets and other items.

Net Income (Loss)

For Fiscal 2022, our net loss was $11.1 million after a nominal tax provision that consists primarily of minimum taxes assessed in states where our Simply Mac stores are located.  Because of our prior operating losses and lack of carry-back ability, absent isolated events, our provision for income taxes is generally nominal.  For Fiscal 2021, our net income was $4.3 million.

Liquidity and Capital Resources

During Fiscal 2021, we restructured the majority of our debt through conversions into equity or modification of repayment terms.  In April 2020 we secured a $3.1 million PPP loan that was forgiven by the SBA in August 2021.  In March 2021 we secured a second PPP loan for $2.0 million, for which we are awaiting response from the SBA on our forgiveness application.  Between July and November 2021 we raised $6.0 million through the sale of $4.0 million of convertible notes and warrants and $2.0 million of common stock.  Also in November 2021, we entered into a loan and security agreement with a finance company pursuant to which we borrowed $7.4 million, which balance was paid down to $3.7 million on January 29, 2022.   At January 29, 2022 we had negative working capital of $8.2 million and negative stockholders’ equity of $6.0 million.  We expect that we will need additional debt and or equity financing in the coming fiscal year, but we cannot predict whether additional liquidity will be available on acceptable terms, or at all, in the foreseeable future.

Operating Activities

Net cash used in continuing operating activities for Fiscal 2022 amounted to $8.4 million compared to $1.6 million for Fiscal 2021. The $6.8 million increase in cash used was due to an increase of $3.4 million in the net loss after adjustment for non-cash items, plus a $3.3 million increase in working capital required to support the new Simply Mac retail stores.

Investing Activities

Net cash used in Fiscal 2022 to purchase property and equipment for new Simply Mac stores amounted to $2.9 million, compared to $1.0 million in Fiscal 2021.

Financing Activities

During Fiscal 2022, net cash provided by financing activities amounted to $11.7 million.  This was comprised primarily of $13.4 million of borrowings from notes payable, $2.1 million from the sale of common stock and warrant exercises, less $4.1 million of repayments on notes payable.  In Fiscal 2021, net cash provided by financing activities amounted to $2.9 million.  Borrowings from notes payable amounted to $3.5 million, and repayments of notes payable amounted to $825,000.  We also received $226,000 from the sale of stock upon warrant exercises.

Contractual Obligations

We lease all our retail store and administrative office facilities and certain equipment under non-cancelable operating leases. Rent expense under these leases was approximately $4,878,000 and $4,547,000 for the fiscal years ended January 29, 2022 and January 30, 2021, respectively.

The following is a schedule of aggregate future minimum payments required by the above obligations (in thousands):

		Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating Lease Obligations	$15,834	$3,836	$6,911	4,029	1,058

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Foreign Exchange and Other Risks

We translate the financial statements of our foreign subsidiaries into United States dollars at the end of each reporting period. Translation adjustments are dollar changes that result from the translation process, and these adjustments are included in the cumulative translation account that is a component of other comprehensive income in stockholders’ equity on our balance sheet.  We formerly had subsidiaries in Argentina, the Dominican Republic and Mexico, but they have all been sold or discontinued and our foreign currency exposure has been substantially eliminated.  At January 29, 2022, foreign currency cash accounts in Mexican Pesos amounted to $10,000, which amount is included in assets of discontinued operations on our consolidated balance sheet at that date.  At January 29, 2022, our accumulated comprehensive loss amounted to $8,000.

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

(ii) Internal Control Over Financial Reporting.

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 29, 2022 as required by the Exchange Act Rule 13a-15(c). In making this assessment, we used the criteria set forth in the guidance for small and mid-size entities put forth in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 29, 2022.

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

(iii) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our fourth fiscal quarter ended January 29, 2022, that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance.

Directors

Information with respect to the Company’s current directors is set forth below.

Name	Age as of January 29, 2022	Position with Simply, Inc.	Initial Date as Director
Reinier Voigt	62	President, Chief Executive Officer and Director	2019
Kevin Taylor (1)(3)(4)	53	Director	2019
Michael Galloro (2)(4)	47	Director	2018

(1)	Board Chairman.
(2)	Audit Committee Chairman.
(3)	Compensation Committee Chairman.
(4)	Member of the Nominating and Corporate Governance Committee.

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

Michael Galloro, Director. Mr. Galloro has served as a Director of Simply, Inc. since June 2018.  Since 2014, Mr. Galloro has been a principal of ALOE Finance Inc., a private boutique firm specializing in transaction advisory, senior level finance solutions and management consulting.  In his advisory capacity, he has served as a director, CEO or CFO at a number of Canadian-based companies listed on the Canadian Securities Exchange and the TSX Venture Exchange, and is currently a Director of Simply Better Brands Corp., a public company focused on the emerging plant-based and holistic wellness consumer product categories based in Vancouver, Canada.  He is also a Director at Fountain Asset Corp., AF2 Capital Corp., World-Class Extractions Inc. and 1169071 BC Ltd., all Canadian-based companies.  Mr. Galloro’s extensive finance and accounting experience, as well as his depth of Director experience, provides the Board with a strong audit committee chair and strengthens its commitment to good governance.

Executive Officers

Information for our other current executive officers not otherwise discussed above as of January 29, 2022 is as follows:

Vernon A. LoForti, Senior Vice President, Chief Financial Officer and Corporate Secretary, 68 years old. Mr. LoForti has served as Senior Vice President, Chief Financial Officer and Secretary of Simply, Inc. since June 2019.  Prior to that, he served the Company as its Vice President and Secretary, beginning after the merger with Cooltech Holding in March 2018.  Mr. LoForti previously served as the Vice President and Chief Financial Officer of InfoSonics from July 2010 through the date of the merger.  Prior to InfoSonics, Mr. LoForti served in a number of executive positions at Overland Storage, Inc., a global supplier of data protection appliances. Mr. LoForti joined Overland in 1995 and served as the company’s Vice President, Chief Financial Officer and Secretary from 1995 to August 2007, including leading its initial public offering in 1997. From August 2007 to January 2009, LoForti served as President, Chief Executive Officer and a member of Overland’s Board of Directors. From February 2009 to September 2009, he served as Overland’s President. From August 1992 to December 1995, Mr. LoForti was the Chief Financial Officer for Priority Pharmacy, a privately-held pharmacy company. From 1981 to 1992, Mr. LoForti was Vice President of Finance for Intermark, Inc., a publicly-held conglomerate. Mr. LoForti began his career in public accounting with Price Waterhouse and holds a Bachelor of Science in Accounting from Brigham Young University.

Director Compensation

The following table sets forth information regarding the compensation of Simply, Inc.’s nonemployee directors for the fiscal year ended January 29, 2022. The nonemployee director compensation program is more particularly described below.

Name	Fees Earned or Paid in Cash		Restricted Stock Grant (3)	Option Awards (4)	Total
Kevin Taylor	$60,000	(1)	$442,750	$-	$502,750
Michael Galloro	$60,000	(2)	$442,750	$-	$502,750

(1)	Includes $20,000 for service as Chairman of the Board.
(2)	Includes $20,000 for service as Audit Committee Chairman.
(3)

On November 1, 2021 each nonemployee director received a grant of 175,000 restricted shares, 43,750 shares of which vested immediately, with the remainder vesting 43,750 shares on each three-month anniversary thereafter.

(4)	At January 29, 2022, our nonemployee directors held the following number of outstanding stock options: Mr. Taylor, 75,000; Mr. Galloro, 75,000.

Nonemployee Director Compensation Program for Fiscal 2022.   Nonemployee directors were compensated by an annual cash retainer fee of $40,000.  The Chairman of the Board and the Chairman of the Audit Committee each received an additional annual cash retainer of $20,000.  Board members are also reimbursed for out-of-pocket costs related to their attendance at Board and Committee meetings.

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

Mr. Galloro and Mr. Taylor serve on our Audit Committee.  Mr. Galloro is currently the Chairman of the Audit Committee. Our Board of Directors has determined that he is an independent director and an audit committee financial expert.

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

The Compensation Committee did not use the services of a compensation consultant during Fiscal 2022.

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

The Nominating and Corporate Governance Committee will consider director candidates recommended by stockholders. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder or not. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board at an annual meeting of stockholders must do so by delivering, at least 120 days prior to the anniversary date of the mailing of the proxy statement for our last annual meeting of stockholders, a written recommendation to the Nominating and Corporate Governance Committee at the following address: c/o Corporate Secretary, 155 North 400 West, Suite 170, Salt Lake City, Utah 84103.  Each submission must set forth, among other things: the name and address of the stockholder on whose behalf the submission is made; the number of our shares that are owned beneficially by such stockholder as of the date of the submission; the full name of the proposed candidate; a description of the proposed candidate’s business experience for at least the previous five years; complete biographical information for the proposed candidate; and a description of the proposed candidate’s qualifications as a director. For additional information, see our Director Selection Guidelines attached as Exhibit A to the Nominating and Corporate Governance Committee’s Charter, which can be found on our website at http://www.simplyinc.com/corporate-governance/.

Meetings of the Board of Directors and Committee Member Attendance

During fiscal year 2022, our Board of Directors met 13 times, our Audit Committee met 5 times and our Compensation Committee met 3 times. All directors attended at least 75% of the meetings of the Board and of the committees on which they served in fiscal year 2022 that were held while they were a director or committee member.

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

Additional Corporate Governance Information

Stockholder Communications

Stockholders wishing to send communications to the Board may contact Vernon A. LoForti, our Chief Financial Officer and Corporate Secretary, at the Company’s Simply Mac administrative office located at 155 North 400 West, Suite 170, Salt Lake City, Utah 84103. All such communications will be shared with the members of the Board, or if applicable, a specified committee or director.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3, 4 and 5 furnished to us, we are not aware of any person who at any time during the fiscal year ended January 29, 2022, was a director, officer or beneficial owner of more than ten percent of our common stock, who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act for transactions occurring during such fiscal year.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth for our Chief Executive Officer and our Chief Financial Officer (each of these persons is referred to as a Named Executive Officer) information regarding salary, bonus and other compensation for the fiscal years ended January 29, 2022 and January 30, 2021.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards (1)	All Other Compensation (2)	Total
Reinier Voigt	FY2022	$240,000	$25,000	$793,666	$—	$20,538	$1,079,204
President and Chief Executive Officer	FY2021	$240,000	$—	$199,668	$212,670	$20,511	$672,849
Vernon A. LoForti	FY2022	$205,000	$25,000	$34,666	$278,339	$25,415	$568,420
Senior Vice President, Chief Financial Officer and Secretary	FY2021	$205,000	$—	$34,668	$258,507	$—	$498,175

(1)

These amounts reflect the aggregate grant date fair value of the options granted, computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Stock Compensation.  Assumptions used in the calculation for these amounts are included in Note 11 to the Company’s audited financial statements included in this Annual Report on Form 10-K for the fiscal year ended January 29, 2022.

(2)	These amounts represent executive health insurance premiums paid by the Company on behalf of the executive.

Employment Agreements

Employment Agreements with each of our Named Executive Officers are summarized below.

Reinier Voigt.  The employment agreement with Mr. Voigt was effective June 8, 2020 and has an indefinite term.  The agreement provides Mr. Voigt with an annual base salary of $240,000 and he is eligible to receive an annual performance-based bonus of up to 100% of his base salary based on achievement of objectives established by the Compensation Committee.  If, as defined in the agreement, Mr. Voigt’s employment is terminated without “cause” or if he resigns for “good reason,” he will be entitled to a severance payment equal to two years of base salary. If the Company undergoes a “change of control,” he will be entitled to a change of control payment equal to two years of base salary plus 2 times the average bonus paid to him in the two most recently completed years.  Mr. Voigt is also subject to confidentiality, non-competition and non-solicitation restrictions in favor of the Company.

Vernon A. LoForti.  The employment agreement with Mr. LoForti was effective March 13, 2018, following the Cooltech Merger, and has an indefinite term.  The agreement provides for an annual base salary of $205,000 and an annual bonus to be determined by the Compensation Committee.  Mr. LoForti’s employment is at-will, however, in the event he is terminated at any time without cause, or resigns for good reason, he will receive severance pay equal to 12 months of salary.  This severance is inclusive of the 9 months of severance pay Mr. LoForti was already entitled to as a result of his termination on March 12, 2018 as a condition to closing the Cooltech Merger.

Grants of Plan-Based Awards in Fiscal 2022

On November 1, 2021, the Company made plan-based grants to its Named Executive Officers of stock and stock options under its amended and restated 2015 equity incentive plan (the “2015 Equity Incentive Plan”).  Mr. Voigt received a grant of 300,000 shares of restricted common stock that vest one-third on each of the three, six and nine month anniversaries of the grant.  Mr. LoForti received a stock option grant on 175,000 shares with an exercise price of $2.53 per share and a 5-year life, 43,750 shares of which vested immediately, with the remainder vesting 43,750 shares on each three-month anniversary thereafter.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table provides information regarding outstanding stock options and restricted stock awards held by the Named Executive Officers at January 29, 2022.

		Option Awards				Restricted Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Unearned Shares That Have Not Vested	Market Value of Unearned Shares That Have Not Vested
Reinier Voigt	12/7/20	200,000	—	$1.75	12/7/25	—	$—
	11/1/21	—	—	—	—	300,000	$696,000

Vernon A. LoForti	6/3/20	100,000	—	$1.32	6/3/25	—	$—
	12/7/20	175,000	—	$1.75	12/7/25	—	$—
	11/1/21	175,000	131,250	$2.53	11/1/26	—	$—

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of January 29, 2022 with respect to our 2015 Equity Incentive Plan as described below.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	1,141,020(1)	$1.88	(1)	21,826	(2)
Equity compensation plans not approved by security holders	—	$—		—

(1)	Includes all options outstanding under our 2015 Equity Incentive Plan.
(2)

As of January 29, 2022, an aggregate of 21,826 shares remained available for future issuance under the 2015 Equity Incentive Plan, which may be granted in the form of stock options, stock appreciation rights, stock awards, restricted stock, stock units, performance awards and other stock or cash-based awards.

Security Ownership of Certain Beneficial Owners and Management

As of April 22, 2022, there were 15,500,207 shares of common stock issued and outstanding. The following table sets forth certain information as of that date with respect to the beneficial ownership of common stock by each (i) Named Executive Officer listed in the Summary Compensation Table above, (ii) director and nominee for director, (iii) all current executive officers and directors as a group, and (iv) other persons known by us to be the beneficial owners of more than 5% of our outstanding shares of common stock.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percent of Class (1)
Named Executive Officers:
Reinier Voigt (also a Director)	527,668	3.34%
1680 Michigan Avenue, Suite 817
Miami Beach, Florida 33139
Vernon A. LoForti	410,251	2.58%
155 North 400 West, Suite 170
Salt Lake City, Utah 84103
Directors:
Kevin Taylor	328,713	2.10%
1680 Michigan Avenue, Suite 817
Miami Beach, Florida 33139
Michael Galloro	339,141	2.17%
1680 Michigan Avenue, Suite 817
Miami Beach, Florida 33139
All current executive officers and directors as a group (4 persons)	1,605,773	9.77%
Beneficial Owners of More Than 5%:
SOL Global Investments Corp.	3,429,430	18.74%
100 King Street West, Suite 5600
Toronto, ON, Canada M5X 1C9
House of Lithium LLC	2,101,606	13.56%
100 King Street West, Suite 5600
Toronto, ON, Canada M5X 1C9
Revolution Brands International, LLC	2,279,635	14.71%
2980 McFarlane Road
Miami, Florida 33133

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

The Board of Directors has reviewed its director independence based on the foregoing standards and considered, among other things, transactions and relationships between each director or any member of his or her immediate family and Simply, Inc. and its subsidiaries and affiliates or any entity of which a director or an immediate family member is or was, as applicable, an executive officer, general partner or significant equity holder. As provided in the Director Qualification Standards of the Nominating and Corporate Governance Committee Charter, the purpose of this review was to determine whether any such relationships or transactions existed that were inconsistent with a determination that the director is independent.

As a result of this review, the Board of Directors affirmatively determined that the following directors were independent of Simply, Inc. within the meaning of the OTCQX Listing Rules and the applicable rules promulgated by the SEC:

Kevin Taylor

Michael Galloro

Conflicts of Interest Policies

Our Audit Committee reviews and oversees all related-party transactions for potential conflicts of interest on an ongoing basis. Our Board of Directors and our officers also are subject to certain provisions of Maryland law that are designed to eliminate or minimize the effects of certain potential conflicts of interest. Pursuant to these provisions of Maryland law and our articles of incorporation, any transaction between us and an interested party will not be invalidated because it is an interested-party transaction if it is fully disclosed to our Board of Directors, and a majority of the directors not otherwise interested in the transaction (including a majority of independent directors) make a determination that the transaction is fair, competitive and commercially reasonable and on terms and conditions not less favorable to us than those available from unaffiliated third parties. During Fiscal 2022, such related party transactions included the issuance of five 9% unsecured convertible notes and warrants issued to SOL Global Investments Corp. (“SOL Global”) in which the Company raised an aggregate of $4.0 million, as well as the private placement of an aggregate of 576,000 shares of the Company’s common stock valued at $2.0 million to a subsidiary of SOL Global.  In addition, during Fiscal 2022, the Company entered into licensing, supply and lease agreements with entities that are indirectly partially owned by SOL Global to operate a retail store under the SimplyEV brand and to sell scooters and other all-electric products and accessories.

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

Our independent registered public accounting firm is Kaufman Rossin & Co., Miami, Florida, PCAOB ID: 137 (“KR”).  The Audit Committee reviews and determines whether specific projects or expenditures with our registered public accounting firm potentially affect its independence. The Audit Committee’s policy requires that all services the independent registered public accounting firm may provide to Simply, Inc., including audit services and permitted audit-related services, be pre-approved in advance by the Audit Committee. In the event that an audit or non-audit service requires approval prior to the next scheduled meeting of the Audit Committee, the auditor must contact the Chairman of the Audit Committee (who has been delegated by the Audit Committee the authority to act in such circumstances) to obtain such approval. The approval will be reported to the Audit Committee at its next scheduled meeting. All audit and non-audit services provided by KR during 2021 and Fiscal 2022 were pre-approved by the Audit Committee.

The following sets forth the aggregate fees billed to us by KR for the years ended January 30, 2021 and January 29, 2022.

Audit Fees

The aggregate fees billed for professional services rendered by KR for its audit of our financial statements included in Form 10‑K and its review of our financial statements included in Forms 10-Q in Fiscal 2021 and Fiscal 2022 and related SEC reporting work were $510,000 and $515,000, respectively.

Tax Fees

There were no fees billed by KR in Fiscal 2021 and Fiscal 2022 for professional services for tax compliance, tax advice or tax planning.

Audit-Related Fees

There were no audit-related fees billed by KR in Fiscal 2021 and Fiscal 2022.

All Other Fees

There were no fees billed by KR in Fiscal 2021 and Fiscal 2022 for professional services other than the services described above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents included elsewhere in this annual report on Form 10-K (see F-pages herein regarding financial statement information) are incorporated herein by reference and filed as part of this annual report:

(1) Financial statements:

The consolidated balance sheets as of January 29, 2022 and January 30, 2020, and the consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the fiscal years ended January 29, 2022 and the January 30, 2021, together with notes thereto.

(2) Financial statement schedule: None

(3) Exhibits required by Item 601 of Regulation S-K:

Number	Description
3.1	Articles of Incorporation (1)
3.2	Amended and Restated Bylaws as of July 25, 2017 (2)
3.3	Amendment to Articles of Incorporation dated as of October 10, 2017 (3)
3.4	Amendment to Articles of Incorporation dated as of March 9, 2018 (4)
3.5	Amendment to Articles of Incorporation dated as of June 7, 2018 (5)
3.6	Amendment to Articles of Incorporation dated as of October 14, 2020 (6)
4.1	Unsecured Convertible Note dated July 6, 2021 between Simply, Inc. and SOL Global Investments Corp. (7)
4.2	Common Stock Purchase Warrant dated July 6, 2021 between Simply, Inc. and SOL Global Investments Corp. (7)
4.3	Unsecured Convertible Note dated August 5, 2021 between Simply, Inc. and SOL Global Investments Corp. (8)
4.4	Common Stock Purchase Warrant dated August 5, 2021 between Simply, Inc. and SOL Global Investments Corp. (8)
4.5	Unsecured Convertible Note dated October 14, 2021 between Simply, Inc. and SOL Global Investments Corp. (9)
4.6	Common Stock Purchase Warrant dated October 14, 2021 between Simply, Inc. and SOL Global Investments Corp. (9)
4.7	Unsecured Convertible Note dated October 21, 2021 between Simply, Inc. and SOL Global Investments Corp. (10)
4.8	Common Stock Purchase Warrant dated October 21, 2021 between Simply, Inc. and SOL Global Investments Corp. (10)
4.9	Unsecured Convertible Note dated November 5, 2021 between Simply, Inc. and SOL Global Investments Corp. (11)
4.10	Common Stock Purchase Warrant dated November 5, 2021 between Simply, Inc. and SOL Global Investments Corp. (11)
4.11	Description of Securities Registered under Section 12 of the Exchange Act of 1934 (+)
10.1	2015 Equity Incentive Plan (12)(*)
10.2	Amended and Restated Promissory Note and Reimbursement and Indemnification Agreement between Cool Holdings, Inc. and GameStop Corp. dated March 11, 2020 (13)
10.3	U.S. Small Business Administration Promissory Note pursuant to the Paycheck Protection Program between City National Bank of Florida and Cool Holdings, Inc. dated April 16, 2020 (14)
10.4	Security Agreement between Simply, Inc. and Ingram Micro Inc. effective October 21, 2020 (15)
10.5	U.S. Small Business Administration Promissory Note pursuant to the Paycheck Protection Program between City National Bank of Florida and Cool Holdings, Inc. dated March 10, 2021 (16)
10.6	Loan and Security Agreement dated November 23, 2021 between Simply, Inc., Simply Mac, Inc. and Line Financial Corp. (17)
10.7	January 18, 2022 Amendment to Loan and Security Agreement dated November 23, 2021 between Simply, Inc., Simply Mac, Inc. and Line Financial Corp. (18)

Number	Description
21	Subsidiaries of Simply, Inc. (+)
23	Consent of Independent Registered Public Accounting Firm (+)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, implementing Section 302 of Sarbanes-Oxley Act of 2002 (+)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (+)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed on January 30, 2004.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K/A, filed on December 13, 2019.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 11, 2017.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 12, 2018.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on June 14, 2018.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 15, 2020.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on July 9, 2021.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on August 11, 2021.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 20, 2021.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 22, 2021.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 8, 2021.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 11, 2016.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 17, 2020.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on April 22, 2020.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on October 27, 2020.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on March 17, 2020.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 29, 2021.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed on January 20, 2022.
(*)	Indicates a management contract or compensatory plan or arrangement
(+)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIMPLY, INC.

April 22, 2022	By:	/s/ Reinier Voigt
Reinier Voigt, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	Signature and Title:

April 22, 2022	/s/ Reinier Voigt
Reinier Voigt, Chief Executive Officer and Director (Principal Executive Officer)

April 22, 2022	/s/ Vernon A. LoForti
Vernon A. LoForti, Chief Financial Officer (Principal Financial and Accounting Officer)

April 22, 2022	/s/ Kevin Taylor
Kevin Taylor, Director

April 22, 2022	/s/ Michael Galloro
Michael Galloro, Director

SIMPLY, INC.

Consolidated Financial Statements

For the fiscal years ended January 29, 2022 and January 30, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Simply, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Simply, Inc. (the “Company”) as of January 29, 2022 and January 30, 2021, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the years in the two-year period ended January 29, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended January 29, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

Impairment of Long-lived Assets

As described in Note 2 to the consolidated financial statements, the Company performs an impairment test on long-lived intangible assets when circumstances indicate that the carrying amount of these assets might be impaired. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized to the extent the carrying amount of the asset exceeds its fair value.

We identified the evaluation of the impairment analysis for long-lived intangible assets as a critical audit matter because of the significant estimates and assumptions management used. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of subjective auditor judgment.

Our principal audit procedures to evaluate management’s estimates included the following, among others:

•	We obtained an understanding of the Company’s process for developing the undiscounted cash flow model.
•	We evaluated the reasonableness and appropriateness of assumptions used in management’s analysis including sales volumes, sales prices, operating margins, and growth rates.
•	We tested and verified the mechanical and clerical accuracy of management’s cash flow model.
•

We tested the completeness, accuracy, and relevance of underlying data used by management in the undiscounted cash flow model including comparison to historical results, current industry and economic trends and other relevant factors.We evaluated the fair value of the derivative liabilities that included testing the valuation models and assumptions utilized by management. We reviewed and tested the fair value model used, significant assumptions, and underlying data used in the model

/s/ Kaufman, Rossin & Co., P.A.

We have served as the Company's auditor since 2018.

Miami, Florida

April 22, 2022

SIMPLY, INC.

Consolidated Balance Sheets

(Amounts in thousands, except per share data)

	January 29, 2022	January 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,828	$1,536
Restricted cash	1,255	1,310
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $6, respectively	210	226
Other accounts receivable	1,364	1,180
Inventory	8,089	6,750
Prepaid assets	598	386
Current assets of discontinued operations	-	9
Total current assets	13,344	11,397
Property and equipment, net	3,487	1,301
Operating lease right-of-use assets	10,778	9,121
Intangibles	1,779	1,913
Goodwill	699	699
Other assets	350	292
Total assets	$30,437	$24,723
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$9,929	$8,901
Accrued expenses and other current liabilities	4,397	3,548
Current portion of operating lease liabilities	2,536	2,717
Current portion of notes payable	3,988	2,478
Notes payable - related party	—	400
Current liabilities of discontinued operations	726	868
Total current liabilities	21,576	18,912
Long-term liabilities:
Notes payable	2,939	1,870
Notes payable - related party	2,189	—
Operating lease liabilities	9,699	6,736
Total long-term liabilities	14,827	8,606
Total liabilities	36,403	27,518
Commitments and Contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000 shares authorized; 2 shares issued and outstanding as of both periods presented.	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 12,886 and 11,465 shares issued and outstanding as of January 29, 2022 and January 30, 2021, respectively.	13	11
Additional paid-in capital	61,069	53,128
Accumulated other comprehensive loss	(8)	(15)
Accumulated deficit	(67,040)	(55,919)
Total stockholders’ deficit	(5,966)	(2,795)
Total liabilities and stockholders’ deficit	$30,437	$24,723

Accompanying notes are an integral part of these consolidated financial statements.

SIMPLY, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Amounts in thousands, except per share data)

	Fiscal Year
	2022	2021
Net sales	$79,111	$68,024
Cost of sales	61,588	49,672
Gross profit	17,523	18,352
Selling, general and administrative expenses	30,014	27,197
Operating loss	(12,491)	(8,845)
Other income (expense):
Interest expense	(2,709)	(1,048)
Gain on extinguishment of debt	3,139	13,642
Decrease in fair value of derivative liability	—	543
Other income, net	968	160
Income (loss) from continuing operations before provision for income taxes	(11,093)	4,452
Provision for income taxes	28	51
Income (loss) from continuing operations	(11,121)	4,401
Loss from discontinued operations	—	(124)
Net income (loss)	$(11,121)	$4,277
Basic income (loss) per share:
Continuing operations	$(0.93)	$0.44
Discontinued operations	—	(0.01)
Total	$(0.93)	$0.43
Diluted income (loss) per share:
Continuing operations	$(0.93)	$0.44
Discontinued operations	—	(0.02)
Total	$(0.93)	$0.42
Weighted-average number of common shares outstanding:
Basic	11,982	9,929
Diluted	11,982	10,078
Comprehensive income (loss):
Net income (loss)	$(11,121)	$4,277
Foreign currency translation adjustments	7	22
Comprehensive income (loss)	$(11,114)	$4,299

Accompanying notes are an integral part of these consolidated financial statements.

SIMPLY, INC.

Consolidated Statements of Stockholders’ Deficit

(Amounts in thousands)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Total
Balance, February 1, 2020	2	$—	4,378	$4	$49,121	$(201)	$(60,196)	$(11,272)
Debt exchange	—	—	5,969	6	2,315	—	—	2,321
Warrant exercises	—	—	453	—	226	—	—	226
Elimination of other comprehensive loss from sale of foreign subsidiary	—	—	—	—	—	164	—	164
Stock-based compensation expense	—	—	599	1	1,331	—	—	1,332
Issuance of shares in payment of accrued severance and board fees	—	—	134	—	163	—	—	163
Issuance of shares from reverse stock split in lieu of fractional shares	—	—	2	—	—	—	—	—
Stock repurchase	—	—	(70)	—	(28)	—	—	(28)
Foreign currency translation	—	—	—	—	—	22	—	22
Net income	—	—	—	—	—	—	4,277	4,277
Balance, January 30, 2021	2	—	11,465	11	53,128	(15)	(55,919)	(2,795)
Sale of stock	—	—	575	—	2,000	—	—	2,000
Debt conversion	—	—	418	—	1,045	—	—	1,045
Warrant exercises	—	—	247	1	122	—	—	123
Issuance of warrants with convertible debt	—	—	—	—	3,080	—	—	3,080
Stock-based compensation expense	—	—	91	—	1,103	—	—	1,103
Issuance of shares in payment of accrued severance	—	—	27	1	88			89
Issuance of shares in payment of services	—	—	63	—	250	—	—	250
Short-swing profit disgorgement	—	—	—	—	253	—	—	253
Foreign currency translation	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(11,121)	(11,121)
Balance, January 29, 2022	2	$—	12,886	$13	$61,069	$(8)	$(67,040)	$(5,966)

Accompanying notes are an integral part of these consolidated financial statements.

SIMPLY, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands)

		Fiscal Year
		2022	2021
Cash flows from operating activities:
Net income (loss)		$(11,121)	$4,277
Less: loss from discontinued operations		—	(124)
Income (loss) from continuing operations		(11,121)	4,401
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of property and equipment		737	534
Amortization of intangibles		142	141
Accretion of debt discount		2,270	666
Non-cash interest		—	232
Provision for bad debts		—	90
Stock-based compensation		1,103	1,332
Gain on extinguishment of debt		(3,139)	(13,642)
Loss on disposal of fixed assets		8	7
Provision for obsolete inventory		353	493
Gain on derivative liability		—	(543)
Impairment of right of use assets		—	52
Change in operating assets and liabilities:
Trade accounts receivable		22	490
Other accounts receivable		(191)	229
Inventory		(1,692)	408
Prepaid assets	`	38	462
Other assets		(67)	(56)
Accounts payable		684	2,876
Accrued expenses and other current liabilities		1,023	(79)
Operating lease right of use assets and lease liabilities		1,470	303
Net cash used in continuing operating activities		(8,360)	(1,604)
Net cash used in discontinued operating activities		(133)	(605)
Net cash used in operating activities		(8,493)	(2,209)
Cash flows from investing activities:
Purchase of property and equipment		(2,956)	(1,035)
Proceeds from sale of property and equipment		26	—
Net cash used in investing activities		(2,930)	(1,035)
Cash flows from financing activities:
Proceeds from issuance of notes payable		9,408	3,098
Proceeds from issuance of notes payable to related party		4,000	400
Payment of notes payable		(3,731)	(825)
Payment of notes payable to related party		(400)	—
Proceeds from sale of common stock		2,000	226
Proceeds from warrant exercises		123	—
Short-swing profit disgorgement		253	—
Net cash provided by financing activities		11,653	2,899
Effect of exchange rate changes on cash, cash equivalents and restricted cash		7	22
Net increase (decrease) in cash, cash equivalents and restricted cash		237	(323)
Cash, cash equivalents and restricted cash, beginning of period		2,846	3,169
Cash, cash equivalents and restricted cash, end of period		$3,083	$2,846
Cash paid for interest		$66	$89
Cash paid for income taxes		$33	$27

Non-cash investing and financing activities:
Conversion of account payable and accrued liabilities to equity		$87	$163
Conversion of notes payable and accrued interest to equity		$1,045	$6,615
Accounts receivable offset against conversion of accounts payable to equity		$—	$(228)
Record operating lease right-of-use assets and operating lease liabilities		$5,148	$3,647

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

Our fiscal year is comprised of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal year 2022 consisted of the 52 weeks ended on January 29, 2022 (“Fiscal 2022”). Fiscal year 2021 consisted of the 52 weeks ended on January 30, 2021 (“Fiscal 2021”).

We operate in a single business segment comprised of our chain of Simply Mac retail consumer electronics stores authorized under the Apple Premier Partner program and our SimplyMac.com eCommerce site.  Geographically, all our Simply Mac retail stores are located in the United States.

Effective October 14, 2020, we effected a one-for-ten reverse split of our issued and outstanding common stock.  All share and per share numbers in this annual report have been retroactively restated to account for the reverse split.

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

Contract liabilities consist of customer payments received in advance of revenue recognition and are recorded as customer deposits.  These deposits are liquidated when revenue is recognized.  As of January 29, 2022, January 30, 2021 and February 1, 2020, contract liabilities amounted to approximately $1,895,000, $880,000 and $154,000, respectively.  Revenue recognized that was included in the beginning contract liability balance amounted to approximately $817,000 and $107,000 for Fiscal 2022 and Fiscal 2021, respectively.

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

Cash, Cash Equivalents and Restricted Cash

For consolidated financial statement purposes, cash equivalents are defined as investments which have an original maturity of ninety days or less from the original date of purchase. Cash and cash equivalents consist of cash on hand and in banks. Amounts receivable from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and typically convert to cash approximately three to five days from the date of the underlying transaction. The Company maintains its cash, cash equivalents and restricted cash balances in banks that from time to time exceed amounts insured by the Federal Deposit Insurance Corporation. As of January 29, 2022 and January 30, 2021, the Company maintained deposits totaling $1,639,000 and $1,573,000, respectively, with certain financial institutions in excess of federally insured amounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash.

Amounts included in restricted cash are pledged as collateral to banks and restricted to use in support of letters of credit issued to vendors for inventory and other purchases.  Below is a reconciliation of cash, cash equivalents and restricted cash at January 29, 2022 and January 30, 2021 (in thousands):

	January 29, 2022	January 30, 2021
Cash and cash equivalents	$1,828	$1,536
Restricted cash (short term)	1,255	1,310
Total	$3,083	$2,846

Trade Accounts Receivable

Trade accounts receivable are comprised primarily of amounts due from the Company’s retail B2B customers.  The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. The Company evaluates the collectability of its accounts receivable on an ongoing basis. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations, the Company records a specific allowance against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes allowances for doubtful accounts based on the length of time the receivables are past due, the current business environment and the Company’s historical experience. The allowance for doubtful accounts was nil and $6,000 at January 29, 2022 and January 30, 2021, respectively. The balance of trade accounts receivable at February 1, 2020 was $706,000.

Inventory

Inventory is stated at the lower of cost (first-in, first-out) or net realizable value and consists primarily of consumer electronics and accessories. Included in inventory at January 29, 2022 is approximately $811,000 of electric vehicle products and accessories purchased from a related party (see Note 8).  The Company writes down its inventory to net realizable value when it is estimated to be slow-moving or obsolete. For Fiscal 2022 and 2021, inventory write-downs were $353,000 and $493,000, respectively.

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

In connection with the issuance by the Company during 2019 of certain convertible notes and warrants, as well as the subsequent conversion of certain notes into common stock and warrants, the conversion features and warrants were deemed to qualify as derivatives to be separately accounted for in accordance with ASC 815.  The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during Fiscal 2021 (in thousands):

Derivative Liability
Balance, February 1, 2020	$2,528
Change in fair value of derivative liability	(543)
Derecognition of derivative liability upon debt conversion and cancellation of warrants	(1,985)
Balance, January 30, 2021	$—

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

Goodwill and Intangible Assets

Goodwill represents the excess purchase price over tangible net assets and identifiable intangible assets acquired. Intangible assets are recorded apart from goodwill if they arise from a contractual right and are capable of being separated from the entity and sold, transferred, licensed, rented or exchanged individually. We are required to evaluate goodwill and other intangible assets not subject to amortization for impairment at least annually or when circumstances indicate the carrying value of the goodwill or other intangible assets might be impaired. Goodwill is assigned to reporting units for the purpose of impairment testing. We have a single operating segment, and our goodwill arose from our acquisition of Simply Mac on September 25, 2019.   Our annual impairment test is performed on the first day of the fourth quarter.  No impairment was recorded during Fiscal 2022 or Fiscal 2021.

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

Impairment of Long-lived Assets

Long-lived assets, including intangible assets, right-of-use assets and property and equipment are reviewed for impairment when circumstances indicate that the carrying amount of these assets may be impaired. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, an impairment loss is recognized to the extent the carrying amount of the asset exceeds its fair value. No impairment was recorded during Fiscal 2022 or Fiscal 2021.

Stock-Based Compensation

The Company’s share-based compensation plans are described in Note 11. The Company measures compensation cost for all employee stock-based awards at fair value on the date of grant and recognizes compensation expense, net of estimated forfeitures, over the requisite service period, usually the vesting period. The Company applies the straight-line method of expense recognition to all awards with only service-based vesting conditions.  The fair value of stock options is determined using the Black-Scholes valuation model.  The Company follows the guidance in ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Stock-based awards granted to consultants and non-employees are accounted for in the same manner as awards granted to employees and directors described above.

Advertising Expense

The Company expenses all advertising costs, including direct response advertising, as they are incurred. Advertising expense for the Fiscal 2022 and Fiscal 2021 was $750,000 and $410,000, respectively.

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

For Fiscal 2021, the dilutive effect of in-the-money common share equivalents amounted to 149,000 shares.  Shares of common stock from the potential exercise of common share equivalents are excluded from the computation of diluted earnings (loss) per share when their exercise prices are greater than the Company’s weighted-average stock price for the period. For Fiscal 2022 and Fiscal 2021, the number of such shares excluded was 1,507,000 and 2,968,000 shares, respectively.  In addition, for Fiscal 2022, because their inclusion would have been anti-dilutive to the loss calculation, common shares from exercise of 3,943,000 common share equivalents were excluded from the computation of net loss per share.

All share and per share numbers in this annual report have been retroactively restated for the Company’s one-for-ten reverse stock split effected in October 2020.

Geographic Reporting

The Company allocates revenues to geographic areas based on the location where our retail stores are located.  Currently, all retail stores are located in the United States.

Major Suppliers

The Company purchases its Apple products either directly from Apple or from major distributors, depending on availability of product and credit lines at the time of purchase.  Ultimately, Apple is the sole source of supply of Apple products, and the Company’s business is highly dependent on Apple for its supply of current and future products.  Approximately 69% and 74% of the Company’s sales for Fiscal 2022 and Fiscal 2021, respectively, are comprised of sales of Apple products.  In addition, the growth of our business is highly dependent upon our relationship with Apple in providing us with the licenses and approvals necessary to expand our footprint into various countries and regions around the world.  Apple has very strict performance standards and guidelines that we must achieve and adhere to in order to be successful and continue to receive their support.  Consequently, our performance deterioration or failure to adhere to their guidelines could jeopardize our strategy and adversely affect our financial performance.

During Fiscal 2022 and Fiscal 2021, greater than 90% of the Company’s inventory purchases were made through two suppliers.

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

No customer represented 10% or more of the Company’s total net sales during Fiscal 2022 and Fiscal 2021.  Excluding receivables from customer financing partners, no individual customer represented 10% or more of accounts receivable at January 29, 2022 or January 30, 2021.

Recently Adopted Accounting Pronouncements

     In August 2020, the FASB issued ASU 2020-06, “Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40),” to address the complexity in accounting for certain financial instruments with characteristics of liabilities and equity. Amongst other provisions, the amendments in this ASU significantly changed the guidance on the issuer’s accounting for convertible instruments and the guidance on the derivative scope exception for contracts in an entity’s own equity such that fewer conversion features will require separate recognition, and fewer freestanding instruments, like warrants, will require liability treatment. ASU 2020-06 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021.  However, early adoption is permitted as early as fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  The Company adopted the new standard on January 31, 2021, which adoption did not require the Company to bifurcate the embedded beneficial conversion feature from the unsecured convertible notes it issued during Fiscal 2022.

Other Accounting Standards Updates not effective until after January 29, 2022 are not expected to have a material effect on the Company’s financial position or results of operations.

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

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of the dates presented (in thousands):

	January 29, 2022	January 30, 2021
Machinery and equipment	$492	$240
Furniture and fixtures	1,227	666
Leasehold improvements	3,334	1,566
Subtotal	5,053	2,472
Less accumulated depreciation and amortization	(1,566)	(1,171)
Total	$3,487	$1,301

Depreciation and amortization expense of property and equipment was $737,000 and $534,000 for Fiscal 2022 and Fiscal 2021, respectively.

NOTE 5—GOODWILL AND INTANGIBLE ASSETS

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

	January 29, 2022	January 30, 2021
Simply Mac Tradename	$2,092	$2,092
SimplyInc Domain Name	10	10
SimplyDeals Domain Name	8	—
Subtotal	2,110	2,102
Less accumulated amortization	(331)	(189)
Total	$1,779	$1,913

Amortization expense of intangible assets for Fiscal 2022 and Fiscal 2021 was $142,000 and $141,000, respectively.

The carrying amount of goodwill at January 29, 2022 and January 30, 2021 amounted to $699,000.

Due to the various impacts of COVID-19 to the Company’s business during the Fiscal 2021, including the temporary closure and limited operating hours of the Company’s stores beginning in late March 2020 and the continued losses incurred during Fiscal 2022, the Company determined triggering events had occurred for certain of the Company’s long-lived asset groups that required impairment assessments during the periods.  This analysis did not result in impairment charges related to long-lived assets and operating lease right of use assets.

NOTE 6—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of January 29, 2022 and January 30, 2021, accrued expenses consisted of the following (in thousands):

	January 29, 2022	January 30, 2021
Accrued compensation (wages, benefits, severance, vacation)	$1,316	$1,187
Customer deposits	1,895	880
Accrued interest	383	113
Accrued sales taxes	417	561
Accrued income taxes	242	243
Other accruals	144	564
Total	$4,397	$3,548

NOTE 7—NOTES PAYABLE

Notes payable consisted of the following at January 29, 2022 and January 30, 2021 (in thousands):

	January 29, 2022	January 30, 2021
6% promissory note due February 17, 2024	$1,250	$1,250
1% promissory note due April 16, 2022	—	3,098
1% promissory note due March 10, 2026	2,000	—
10% secured note due November 23, 2022	3,677	—
Total face amount	6,927	4,348
Amount classified as current	3,988	2,478
Amount classified as long-term	$2,939	$1,870

Maturities of notes payable are as follows:  Fiscal 2023 - $3,988,000; Fiscal 2024 - $533,000; Fiscal 2025 - $1,784,000; Fiscal 2026 - $533,000 and Fiscal 2027 - $89,000.

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

On April 16, 2020, the Company secured a $3,098,000, 2-year loan from a regional bank (the “Lender”) pursuant to the U.S. Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) under Title I of the Coronavirus Aid, Relief, and Economic Security Act passed by Congress and signed into law on March 27, 2020 (“CARES Act”).  The note bears interest at 1.0% per annum and no payments were due for the first six months.  In accordance with the applicable provisions of the CARES Act, on October 19, 2020, the Company filed its forgiveness application (the “Application”) with the Lender.  The Company certified in the Application that 100% of the loaned funds were utilized during the 24-week covered period commencing April 16, 2020 to pay for qualified payroll and payroll related costs, and as such, requested that the entire principal balance be forgiven.  The Application was approved by the lender and the SBA, and the loan with accrued interest aggregating $3,139,000 was extinguished on August 17, 2021.

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

 On November 23, 2021, the Company entered into a loan and security agreement with a finance company.  Under the agreement, the Company could borrow up to $6,000,000 prior to January 31, 2022 in increments of no less then $500,000 to purchase inventory.  The agreement calls for weekly payments of 75% of the sales of inventory purchased with loan proceeds.  The principal balance bears interest at the prime rate plus 6.75% per annum with the prime rate having a floor of 3.25%.  Interest is accrued daily and payable monthly.  In addition, the Company paid a 2% loan fee of $120,000, which amount was added to principal upon execution of the agreement.  The agreement, which is secured by substantially all of the assets of the Company and is guaranteed by an entity that is affiliated with SOL Global, matures on November 23, 2022, and contains other customary terms and conditions for agreements of its type.  As of January 29, 2022, the Company had borrowed $4,608,000 and repaid $3,731,000 resulting in a remaining principal balance of $877,000.  On January 18, 2022, the agreement was amended to enable the Company to borrow an additional $2,800,000. This additional borrowing raised the combined principal balance at January 29, 2022 to $3,677,000.  The additional borrowing is to be repaid in 14 weekly principal payments of $200,000 beginning February 25, 2022.

Interest expense for notes payable for Fiscal 2022 and Fiscal 2021 amounted to $274,000 and $1,048,000, respectively, including accretion of discounts in Fiscal 2021 of $668,000.

Derivative Liability:  In connection with the issuance by the Company during 2019 of certain convertible notes and warrants, as well as subsequent conversions of certain notes into common stock and warrants, the conversion features and warrants were deemed to qualify as derivatives to be separately accounted for in accordance with ASC 815.  These warrants were valued at the issuance date and at each subsequent measurement date, and are level 3 measurements.  The derivative liabilities were marked-to-market at December 31, 2019, February 1, 2020 and at March 31, 2020, the date the underlying notes were exchanged (see Note 11).  The valuation at March 31, 2020 resulted in a decrease in value of the derivative liability of $543,000 that was recorded as other income for Fiscal 2021.

NOTE 8—RELATED PARTIES

Notes Payable to Related Parties:  Notes payable to related parties consisted of the following at January 29, 2022 and January 30, 2021 (in thousands):

	January 29, 2022	January 30, 2021
18% promissory note due April 21, 2021	$—	$400
9% unsecured convertible note due February 5, 2022	1,000	—
9% unsecured convertible note due April 14, 2022	750	—
9% unsecured convertible notes due April 21, 2022	750	—
9% unsecured convertible notes due May 7, 2022	500	—
Total face amount	3,000	400
Unamortized discount	(811)	—
Total carrying value	2,189	400
Amount classified as current	—	400
Amount classified as long-term	$2,189	$—

Subsequent to January 29, 2022, the maturity dates of all of the notes payable to related parties were extended into Fiscal 2024.  Accordingly, these notes are classified as long-term at January 29, 2022.

On January 21, 2021, the Company’s Simply Mac subsidiary issued a $400,000 unsecured short-term promissory note to Taylor Capital LLC that was outstanding at January 30, 2021.  The note was scheduled to mature, and become due and payable in full, on April 21, 2021 together with a one-time fee of $20,000 plus accrued interest at the rate of 18% per annum compounded monthly.  Taylor Capital is wholly owned by Kevin Taylor, the chairman of the Company’s Board of Directors.  In March 2021, the note and all accrued interest and fees were repaid in advance of its maturity.  Interest expense on the note for Fiscal 2022 and Fiscal 2021 was $9,000 and $22,000, respectively.

On July 6, 2021, the Company issued a $1,000,000, six-month, 9% unsecured convertible note and warrant to SOL Global Investments Corp. (“SOL Global”).  SOL Global is an affiliate of the Company and owns greater than 10% of its outstanding common stock.  The principal and unpaid accrued interest was convertible at the option of the holder at any time into shares of common stock of the Company at $2.50 per share (the “Conversion Price”) and the warrant is exercisable for 400,000 shares of common stock of the Company at an exercise price of $2.75 per share (the “Exercise Price”).  The warrant is exercisable beginning six months after issuance and expires 42 months from the date of issuance.  The Company valued the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model.  The valuation assumed a 108% volatility rate of the Company’s common stock, an estimated life of 3.5 years and a risk-free interest rate of 0.52%.  The warrants were assigned a value of $743,000, which amount was recorded as a discount to the debt and a credit to additional paid in capital, resulting in an effective annual interest rate of approximately 324%.  The debt discount was amortized to interest expense over the six-month life of the note on a straight-line basis, which approximated the effective interest method.  Upon maturity on January 6, 2022, SOL Global converted the principal and accrued interest on the note into 418,000 shares of common stock.  Interest expense on the note for Fiscal 2022 was $788,000, including accretion of $743,000.

On August 5, 2021, the Company issued a $1,000,000, six-month, 9% unsecured convertible note and warrant to SOL Global.  The principal and unpaid accrued interest is convertible at the option of the holder at any time into shares of common stock of the Company at the Conversion Price and the warrant is exercisable for 400,000 shares of common stock of the Company at the Exercise Price.  The warrant is exercisable beginning six months after issuance and expires 42 months from the date of issuance.  The Company valued the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model.  The valuation assumed a 108% volatility rate of the Company’s common stock, an estimated life of 3.5 years and a risk-free interest rate of 0.46%.  The warrants were assigned a value of $593,000, which amount was recorded as a discount to the debt and a credit to additional paid in capital, resulting in an effective annual interest rate of approximately 168%.  The debt discount is being amortized to interest expense over the six-month life of the note on a straight-line basis, which approximates the effective interest method.  The balance of unamortized discount at January 29, 2022 amounted to $19,000.  Interest expense on the note for Fiscal 2022 was $618,000, including accretion of $573,000.  Subsequent to January 29, 2022, the maturity of this note was extended by one year, without interest, to February 5, 2023.

On October 14, 2021, the Company issued a $750,000, six-month, 9% unsecured convertible note and warrant to SOL Global.  The principal and unpaid accrued interest is convertible at the option of the holder at any time into shares of common stock of the Company at the Conversion Price and the warrant is exercisable for 300,000 shares of common stock of the Company at the Exercise Price.  The warrant is exercisable beginning six months after issuance and expires 42 months from the date of issuance.  The Company valued the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model.  The valuation assumed a 108% volatility rate of the Company’s common stock, an estimated life of 3.5 years and a risk-free interest rate of 0.73%.  The warrants were assigned a value of $712,000, which amount was recorded as a discount to the debt and a credit to additional paid in capital, resulting in an effective annual interest rate of approximately 2052%.  The debt discount is being amortized to interest expense over the six-month life of the note on a straight-line basis, which approximates the effective interest method.  The balance of unamortized discount at January 29, 2022 amounted to $296,000.  Interest expense on the note for Fiscal 2022 was $436,000, including accretion of $416,000.  Subsequent to January 29, 2022, the maturity of this note was extended by one year, without interest, to April 14, 2023.

On October 21, 2021, the Company issued a $750,000, six-month, 9% unsecured convertible note and warrant to SOL Global.  The principal and unpaid accrued interest is convertible at the option of the holder at any time into shares of common stock of the Company at the Conversion Price and the warrant is exercisable for 300,000 shares of common stock of the Company at the Exercise Price.  The warrant is exercisable beginning six months after issuance and expires 42 months from the date of issuance.  The Company valued the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model.  The valuation assumed a 108% volatility rate of the Company’s common stock, an estimated life of 3.5 years and a risk-free interest rate of 0.89%.  The warrants were assigned a value of $700,000, which amount was recorded as a discount to the debt and a credit to additional paid in capital, resulting in an effective annual interest rate of approximately 1530%.  The debt discount is being amortized to interest expense over the six-month life of the note on a straight-line basis, which approximates the effective interest method.  The balance of unamortized discount at January 29, 2022 amounted to $317,000.  Interest expense on the note for Fiscal 2022 was $401,000, including accretion of $383,000.  Subsequent to January 29, 2022, the maturity of this note was extended by one year, without interest, to April 21, 2023.

On November 5, 2021, the Company issued a $500,000, six-month, 9% unsecured convertible note and warrant to SOL Global.  The principal and unpaid accrued interest is convertible at the option of the holder at any time into shares of common stock of the Company at the Conversion Price and the warrant is exercisable for 200,000 shares of common stock of the Company at the Exercise Price.  The warrant is exercisable beginning six months after issuance and expires 42 months from the date of issuance.  The Company valued the warrants in accordance with ASC 470-20-25-2 using a binomial option pricing model.  The valuation assumed a 107% volatility rate of the Company’s common stock, an estimated life of 3.5 years and a risk-free interest rate of 0.76%.  The warrants were assigned a value of $333,000, which amount was recorded as a discount to the debt and a credit to additional paid in capital, resulting in an effective annual interest rate of approximately 226%.  The debt discount is being amortized to interest expense over the six-month life of the note on a straight-line basis, which approximates the effective interest method.  The balance of unamortized discount at January 29, 2022 amounted to $178,000.  Interest expense on the note for Fiscal 2022 was $166,000, including accretion of $155,000.  Subsequent to January 29, 2022, the maturity of this note was extended by one year, without interest, to May 5, 2023.

Interest expense for related party notes payable for Fiscal 2022 and Fiscal 2021 was $2,418,000 and $22,000, respectively, including accretion of $2,270,000 in Fiscal 2022.  Accrued interest owed to SOL Global at January 29, 2022 amounted to $94,000.

Other Related Party Transactions:  In October 2021, the Company opened a store in Miami, Florida under the SimplyEV brand to sell scooters and other all-electric products and accessories.  The Company licensed the Simply EV brand from its owner, EV Toys LLC (“EV Toys”), and purchases the products sold in the store from EV Toys.  The Company also reimbursed EV Toys for the cost of tenant improvements at the store in the amount of $239,000.  The store premises are leased from LIVWRK SOL Wynwood LLC (“LIVWRK”) under a 3-year lease that calls for monthly rent of $5,250 plus operating costs.  In June 2021, the Company also began selling scooters purchased from EV Toys in its Simply Mac stores and on its eCommerce site.  Purchases of products from EV Toys during Fiscal 2022 amounted to $1,257,000, and the outstanding balance of accounts payable owed by the Company to EV Toys at January 29, 2022 for product purchases was $1,000,000.  The Company also purchases accessory products sold in its Simply Mac stores and on its eCommerce site from Smash Technologies LLC (“Smash”).  Purchases of products from Smash during Fiscal 2022 amounted to $2,182,000, and the outstanding balance of accounts payable owed by the Company to Smash at January 29, 2022 was $508,000.  EV Toys, LIVWRK and Smash are indirectly partially owned by SOL Global.  Kevin Taylor, the Company’s Board Chairman, is also a member of the Board of Directors of SOL Global.

NOTE 9—INCOME TAXES

The Company is subject to U.S. federal income tax, as well as income tax in multiple states and foreign jurisdictions. For all major taxing jurisdictions, the tax years 2007 through 2021 remain open to examination by the taxing authorities due to the carryforward of unutilized net operating losses. As of January 29, 2022, the Company does not expect any material changes to unrecognized tax positions within the next twelve months.

Components of the income tax provision are as follows for Fiscal 2022 and Fiscal 2021 (in thousands):

	Fiscal Year
	2022	2021
Current tax provision:
Federal	$—	$—
State	28	51
Total	28	51
Deferred tax provision:
Federal	—	—
State	—	—
Total	—	—
Total provision for income taxes	$28	$51

A reconciliation of income taxes computed by applying the federal statutory income tax rate of 21.0% to income (loss) from continuing operations before income taxes to the recognized income tax provision reported in the accompanying consolidated statements of operations is as follows for Fiscal 2022 and Fiscal 2021 (in thousands):

	Fiscal Year
	2022	2021
Income tax at U.S. federal statutory rate	$(2,330)	$936
State taxes, net of federal benefit	6	51
Non-deductible (non-taxable) items, net	(612)	(2,475)
Foreign income tax rate differential	13	—
Valuation allowance	2,281	13
Expiration of net operating losses	—	1,966
Debt discount	647	—
Change in state rates	22	—
Other	1	(440)
Total provision for income taxes	$28	$51

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

	January 29, 2022	January 30, 2021
Non-current deferred tax assets:
Net operating loss	$8,563	$3,959
Accrued compensation	895	527
Lease liability	3,079	2,396
Interest expense	732	597
Intangible assets	1,008	1,131
Other accruals and reserves	390	470
Total	14,667	9,080
Valuation allowance	(11,463)	(6,009)
Net deferred tax assets	3,204	3,071
Deferred tax liabilities:
Depreciation	(288)	(761)
Right of use assets	(2,712)	(2,310)
Debt discount	(204)	—
Net deferred tax liabilities	(3,204)	(3,071)
Net deferred tax accounts	$—	$—

At January 29, 2022, the Company had available net operating loss carryforwards of approximately $37,700,000 for federal income tax purposes, of which $27,200,000 were generated after 2017 and can be carried forward indefinitely under the Tax Cuts and Jobs Act.  The remaining federal net operating losses of $10,500,000, which were generated prior to 2018, will start to expire in 2027 if not utilized.  Approximately $29,800,000 of the Company’s federal net operating loss carryforward was attributable to continuing operations, and approximately $7,900,000 was attributable to discontinued operations.  At January 29, 2022, the Company had available net operating loss carryforwards for state tax purposes of approximately $14,900,000 that will begin to expire in 2023 if not utilized.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations that may have occurred, or that occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions.  These ownership changes may limit the amount of the net operating loss carryover that can be utilized annually to offset future taxable income.  In general, an “ownership change” as defined by Section 382 results from a transaction or series of transactions over a three-year period resulting in an ownership change of more than 50 percentage points of the outstanding stock of a company by certain stockholders.  The Company believes that ownership changes occurred in December 2016, March 2018, August 2018 and December 2019.  As a result, the deferred tax asset associated with the Company’s federal and state net operating loss carryforward has been reduced based on the estimated amount of the Section 382 limitation.  The Company estimates that approximately $17.3 million of its federal and state net operating loss carryforwards cannot be used in future years.

Following the Company’s adoption on January 1, 2007 of ASC 740-10 regarding accounting for uncertainty in income taxes, the Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with the guidance. In this regard, an uncertain tax position represents the Company’s expected treatment of a tax position taken in a filed tax return, or planned to be taken in a future tax return, that has not been reflected in measuring income tax expense for financial reporting purposes. As a result of that review, the Company concluded there were no uncertain tax positions and no cumulative effect on retained earnings at the time of adoption. Subsequent to that date of adoption through January 29, 2022, the Company has continued to evaluate its tax positions and concluded that it has not had any material uncertain tax positions.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Leases

  The Company leases its retail stores, distribution center and corporate and administrative office facilities under operating lease agreements which expire through September 2031. Stores range in size from small stores of only 1,000 sq.ft. to larger stores of up to 5,200 sq.ft.  Store leases typically provide for an initial lease term of three to five years, while certain leases have terms of up to ten years. Certain leases have provisions calling for percentage rent, in addition to base rent, once sales exceed a minimum threshold.  However, the Company believes that the minimum thresholds in such leases exceed the level of sales expected to be generated by the stores during the term of the lease.  Certain leases also contain renewal options, but such options are not recognized by the Company as part of its right-of-use assets or lease liabilities because the Company does not believe it is reasonably certain it will exercise such options, due to the uncertainty of future store financial performance or the ability of the property to generate sufficient customer traffic.  Operating lease expense for Fiscal 2022 and Fiscal 2021 was $4,878,000 and $4,547,000, respectively.  Cash paid for lease liabilities for Fiscal 2022 and Fiscal 2021 was $3,320,000 and $3,790,000, respectively.  There were no variable lease costs during any of the reporting periods, but the Company received $250,000 in rent abatement credits related to COVID-19 during Fiscal 2021.

Supplemental lease information as of January 29, 2022 is as follows ($ in thousands):

Operating right of use assets	$10,778
Current operating lease liabilities	$2,536
Long-term operating lease liabilities	$9,699
Weighted-average remaining lease term in years	4.40
Weighted-average discount rate	12%

As of January 29, 2022, maturities of lease liabilities are as follows (in thousands):

Fiscal Years Ending January,
2023	$3,836
2024	3,818
2025	3,093
2026	2,549
2027	1,480
Thereafter	1,058
Total lease payments	15,834
Less: interest	(3,599)
Total	12,235
Less: current portion	(2,536)
Long-term portion	$9,699

Security Agreement

On October 2, 2020, the Company entered into a security agreement with its primary inventory supplier of Apple products that are sold in the Company’s Simply Mac retail electronics stores and on the Simply Mac eCommerce site.  Under the agreement, the Company granted the supplier a security interest in collateral comprised of substantially all of the Company’s assets including inventory, accounts receivable, fixed assets and other items.  In exchange for entering into the agreement, the supplier increased the Company’s line of credit from $3 million to $6.6 million.  At January 29, 2022, the Company’s outstanding payable with this vendor amounted to $5,784,000.

Litigation

The Company has historically and may become involved in certain legal proceedings and claims which arise in the normal course of business.  As of the filing date of this annual report, the Company did not have any significant litigation outstanding.

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

NOTE 11—STOCKHOLDERS’ DEFICIT

Preferred Stock

The Company has authorized the issuance of 10,000,000 shares of 0% Series A Convertible Preferred Stock. As of January 29, 2022, a total of 2,000 shares were outstanding.  The preferred shares rank senior to the common stock with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding-up of the Company, and are entitled to vote on all shareholder matters.  The preferred shares are essentially convertible into common stock of the Company on a one-for-one basis at the election of the holder.

Common Stock and Warrants

The Company has authorized the issuance of 150,000,000 shares of common stock. As of January 29, 2022, a total of 12,886,000 shares were outstanding.

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

During March and April 2021, holders of common stock warrants exercised their warrants at the exercise price of $0.50 per share.  The Company issued an aggregate of 247,000 shares of common stock and received cash proceeds of $123,000.

In March, June, September and December 2021, the Company issued an aggregate of 28,000 shares of common stock valued at $89,000 to three former executives in lieu of payment of accrued severance.

During August, September and October, the Company issued an aggregate of 576,000 shares of common stock valued at $2,000,000 in four private placements to a subsidiary of SOL Global.

In September 2021, the Company issued 63,000 shares of common stock valued at $250,000 to an auto racing team in consideration of a sponsorship agreement.  One of the team’s drivers is related to a principal of SOL Global.

On January 6, 2022, as discussed in Note 8, SOL Global converted the principal and accrued interest of its convertible note dated July 6, 2021 totaling $1,045,000 into 418,000 shares of common stock at the conversion price of $2.50 per share.

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

The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting term. Income tax effects of share-based payments are recognized in the financial statements for those awards which will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, we would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised and vested shares are received. Accordingly, the financial statement recognition of compensation expense for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset.

A summary of stock option activity for Fiscal 2022 is as follows (shares and aggregate intrinsic value in thousands):

	Shares	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Life	Aggregate Intrinsic Value (a)
Outstanding at January 30, 2021	855	$1.74
Granted	286	$2.53
Expired	—	$—
Forfeited	—	$—
Outstanding at January 29, 2022	1,141	$1.88	4.00 years	$565
Vested and expected to vest	1,141	$1.88	4.00 years	$565
Exercisable at January 29, 2022	854	$1.75	3.84 years	$512
Non-vested at January 29, 2022 (b)	287	$2.29	4.48 years	$53

(a)	The aggregate intrinsic value is based on our closing stock price of $2.32 as of January 29, 2022.
(b)	The weighted-average grant date fair value of non-vested options at January 29, 2022 was $1.45 per share.

During Fiscal 2021, the Company granted stock options under the Plan to purchase an aggregate of 855,000 shares to employees and directors.  The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: stated life of 5 years; risk-free interest rate of 0.2% to 0.3% based on the U.S. Treasury yields in effect at the time of grant; expected dividend yield of 0% as the Company has not, and does not intend to, declare dividends; and an expected life of 2.5 years for options having immediate vesting and 3.3 years for graded vested options. The expected annualized volatility of the Company’s common stock used in the calculation ranged from 95% to 108%.  Determination of the volatility rate began with the fully-observed historical volatility of the Company’s common stock dating back to March 2018, immediately following the announcement of completion of the Cooltech merger and related stock split.  It was noted that the Company did not have any exchange-traded options since the Cooltech merger from which to obtain an implied volatility.  Certain adjustments were then applied to the fully‑observed historical volatility through June 2020 by excluding the effects of the Company’s extraordinarily-significant announcements and events during the period. Stock option expense for the year amounted to $722,000.

During Fiscal 2022,  the Company granted stock options under the Plan to purchase an aggregate of 286,000 shares to employees.  The fair value of the option grants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: stated life of 5 years; risk-free interest rate of 0.70% to 0.72% based on the U.S. Treasury yields in effect at the time of grant; expected dividend yield of 0% as the Company has not, and does not intend to, declare dividends; and an expected life of 2.69 to 2.75 years. The expected annualized volatility of the Company’s common stock used in the calculation was 107%.  Determination of the volatility rate utilized the same methodology as described above during Fiscal 2021.  Stock option expense for the year amounted to $305,000.

In April 2020, the Company made grants of unregistered shares to two of the advisors in the aggregate amount of 300,000 shares, and a corresponding reduction of warrants on 300,000 shares previously issued to the advisors.  On a combined basis, the shares issued were valued at $216,000, and the warrant reductions were valued at $89,000, resulting in a net compensation expense of $127,000.  In December 2020, the advisors exercised warrants on an aggregate of 453,000 shares for an exercise price of $227,000, leaving warrants on 247,000 shares unexercised.  The unexercised warrants were set to expire on January 6, 2021.  The Company agreed to extend the expiration date of the warrants by four months to May 6, 2021.  The warrant modifications were valued in accordance with ASC 718 using the same assumptions in the original valuation, but no additional compensation expense was valued or recorded in Fiscal 2021.

In June 2020, the Company made stock grants under the Plan in an aggregate amount of 295,000 shares to its board of directors.  The stock was valued at $390,000 based on the closing market price on the date of grant, which amount was also recorded as compensation expense.

In November 2021, the Company made restricted stock grants under the Plan in an aggregate amount of 750,000 shares to its board of directors and an employee.  The stock was valued at $1,898,000 based on the closing market price on the date of grant, which amount is being recorded as compensation expense based on the vesting schedule.  Compensation expense related to the restricted stock grants recorded in Fiscal 2022 amounted to $780,000.

Additional compensation expense for vesting of previously issued restricted shares during Fiscal 2022 and Fiscal 2021 amounted to $17,000 and $93,000, respectively, bringing total stock-based compensation expense for Fiscal 2022 and Fiscal 2021 to $1,103,000 and $1,332,000, respectively.  Future stock-based compensation related to unvested restricted stock and stock options at January 29, 2022 amounts to $1,416,000.

NOTE 12—SALE OF LATIN AMERICAN SUBSIDIARY

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

NOTE 13—SUBSEQUENT EVENTS

On March 31, 2022, the Company entered into an account payable settlement agreement with two related party vendors, EV Toys and Smash, pursuant to which an aggregate of $3,191,000 in accounts payable were converted into 2,280,000 shares of the Company’s common stock, issued in the name of Revolution Brands International, LLC, the parent company of EV Toys and Smash.